Form 10-Q
period 2001-06-30
GLADSTONE CAPITAL CORP
filed 2001-10-04
CIK 1143513

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2001.

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 814-00237

                          GLADSTONE CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)

               MARYLAND                                  54-2040781
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                          1750 TYSONS BLVD., 4TH FLOOR
                             MCLEAN, VIRGINIA 22102
                     ---------------------------------------
                     (Address of principal executive office)

                                 (703) 744-1165
                     ---------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.001 par value, outstanding as of October 4, 2001 was 10,060,208.

                          GLADSTONE CAPITAL CORPORATION
                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.       FINANCIAL INFORMATION                                                                               1

Item 1.       Financial Statements                                                                                1

              Consolidated Balance Sheets as of June 30, 2001 (unaudited) and May 30, 2001                        2
              Consolidated Statement of Operations for the period ended June 30, 2001 (unaudited)                 3
              Consolidated Statement of Stockholders' Equity for the period ended June 30, 2001 (unaudited)       4
              Consolidated Statement of Cash Flows for the period ended June 30, 2001 (unaudited)                 5
              Notes to Financial Statements (unaudited)                                                           6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations               8

              Overview                                                                                            8
              Results of Operations                                                                              10
              Financial Condition, Liquidity and Capital Resources                                               10

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                          11

PART II.      OTHER INFORMATION                                                                                  11

Item 1.       Legal Proceedings                                                                                  11
Item 2.       Changes in Securities and Use of Proceeds                                                          11
              o        Recent Sales of Unregistered Securities                                                   11
              o        Use of Proceeds from Initial Public Offering                                              12

Item 3.       Defaults upon Senior Securities                                                                    12
Item 4.       Submission of Matters to a Vote of Security Holders                                                12
Item 5.       Other Information                                                                                  12
Item 6.       Exhibits and Reports on Form 8-K                                                                   13

SIGNATURES                                                                                                       14


                          PART I--FINANCIAL INFORMATION

                          Gladstone Capital Corporation

                        Consolidated Financial Statements


                   June 30 and May 30, 2001(Date of Inception)



                                    CONTENTS

Consolidated Balance Sheets..............................................................................1

Consolidated Statement of Operations.....................................................................2


Consolidated Statement of Stockholders' Equity...........................................................3


Consolidated Statement of Cash Flows.....................................................................4

Notes to Consolidated Financial Statements...............................................................5


                          Gladstone Capital Corporation

                           Consolidated Balance Sheets

                                                                               June 30                 May 30
                                                                                 2001                   2001
                                                                              (unaudited)        (Date of Inception)
                                                                         ----------------------------------------------
ASSETS
   Cash                                                                         $ 652,631              $       -
   Stock subscription receivable                                                        -                652,631
                                                                         ----------------------------------------------
Total assets                                                                    $ 652,631              $ 652,631
                                                                         ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued offering costs                                                       $ 174,411              $       -
   Accrued expenses and other liabilities                                          39,400                      -
                                                                         ----------------------------------------------
Total liabilities                                                                 213,811                      -

Common stock, $0.001 par value, 50,000,000 and 10,000,000 shares authorized, respectively, and 43,508 shares issued and
     outstanding                                                                       44                     44
Capital in excess of par value                                                    652,587                652,587
Accrued offering costs                                                           (174,411)                     -
Accumulated deficit                                                               (39,400)                     -
                                                                         ----------------------------------------------
Total stockholders' equity                                                        438,820                652,631
                                                                         ----------------------------------------------
Total liabilities and stockholders' equity                                      $ 652,631              $ 652,631
                                                                         ==============================================



SEE ACCOMPANYING NOTES.

                          Gladstone Capital Corporation

                      Consolidated Statement of Operations

   For the Period from May 30, 2001 (Date of Inception) through June 30, 2001
                                   (Unaudited)



Expenses
Professional fees                                                                               $39,400
                                                                                        ---------------------
    Total expenses                                                                              $39,400
                                                                                        =====================

NET LOSS                                                                                        $39,400
                                                                                        =====================


SEE ACCOMPANYING NOTES.

                          Gladstone Capital Corporation

                 Consolidated Statement of Stockholders' Equity



                                                Common Stock        Capital in                      Total
                                            ---------------------   Excess of     Accumulated    Stockholders
                                              Shares     Amount     Par Value       Deficit         Equity
                                            --------------------------------------------------------------------
Balance at May 30, 2001                       43,508       $44      $ 652,587                      $ 652,631
  Accrual of offering costs                                          (174,411)                      (174,411)
  Net decrease in stockholders' equity
    resulting from operations                                                      $(39,400)         (39,400)
                                            --------------------------------------------------------------------
Balance at June 30, 2001                      43,508       $44      $ 478,176      $(39,400)       $ 438,820
                                            ====================================================================



SEE ACCOMPANYING NOTES.

                          Gladstone Capital Corporation

                      Consolidated Statement of Cash Flows

   For the Period from May 30, 2001 (Date of Inception) through June 30, 2001
                                  (Unaudited)


OPERATING ACTIVITIES:
Net decrease in stockholders' equity resulting from operations                            $ (39,400)
Adjustment to reconcile net decrease in stockholders' equity resulting from operations to net cash provided by operating activities:
     Increase in accrued expenses and other liabilities                                       39,400
                                                                                        -------------
Net cash provided by operating activities                                                        -

FINANCING ACTIVITIES:
Proceeds from subscription receivable                                                       652,631
                                                                                        -------------

Net increase in cash                                                                        652,631

Cash at beginning of period                                                                       -
                                                                                        -------------

Cash at end of period                                                                     $ 652,631
                                                                                        =============


SEE ACCOMPANYING NOTES.

                          Gladstone Capital Corporation

                 Notes to the Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2001

NOTE 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Gladstone Capital Corporation (the "Company") are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto, as filed with the Securities and Exchange Commission.

NOTE 2. ORGANIZATION

The Company is a closed-end, non-diversified management investment company that was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. The Company has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). From its inception, the Company has conducted its operations so as to qualify to be taxed as a regulated investment company ("RIC") as defined in Subtitle A, Chapter 1, under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

NOTE 3.  SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING
The Company completed its initial public offering of 8,200,000 shares of its common stock at $15 per share on August 23, 2001 resulting in total proceed to the Company of $114,390,000 after the underwriting discounts and commissions of $8,610,000.

On August 24, 2001, the underwriters exercised an option to purchase additional 1,230,000 shares of the Company's common stock at the $15 per share. The Company received approximately $17,158,500 in proceeds from the exercise of this option after the underwriting discounts and commissions of $1,291,500.

2001 EQUITY INCENTIVE PLAN

On August 23, 2001, the Company issued and sold an aggregate of 586,670 shares of common stock to seven of its officers upon the exercise of options granted under the Company's Amended and Restated 2001 Equity Incentive Plan. Each of the officers exercised their options by delivering a full-recourse promissory note for the full purchase price. The total principal amount of all of the promissory notes was $8,800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ALL STATEMENTS CONTAINED HEREIN, OTHER THAN HISTORICAL FACTS, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, FUTURE EVENTS OR OUR FUTURE PERFORMANCE OR FINANCIAL CONDITION. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "BELIEVE," "ENABLE," "WILL," "PROVIDE," "ANTICIPATE," "FUTURE," "COULD," "GROWTH," "PLAN," "INTEND," "PURSUE," "PROVIDE," "ANTICIPATE," "FUTURE," "EXPECT," "INCREASE," "MODIFYING," "FOCUS," "SHOULD," "WOULD" OR THE NEGATIVE OF SUCH TERMS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, (1) ADVERSE CHANGES IN INTEREST RATES; (2) THE COMPANY'S FAILURE OR INABILITY TO ESTABLISH OR MAINTAIN REFERRAL ARRANGEMENTS WITH LEVERAGED BUYOUT FUNDS AND VENTURE CAPITAL FUNDS TO GENERATE LOAN OPPORTUNITIES; (3) THE LOSS OF ONE OR MORE OF THE COMPANY'S EXECUTIVE OFFICERS, IN PARTICULAR DAVID GLADSTONE OR TERRY LEE BRUBAKER; (4) THE COMPANY'S INABILITY TO ESTABLISH OR MAINTAIN A CREDIT FACILITY ON TERMS REASONABLY ACCEPTABLE TO IT, IF AT ALL; (5) THE COMPANY'S INABILITY TO SUCCESSFULLY SECURITIZE ITS LOAN PORTFOLIO ON TERMS REASONABLY ACCEPTABLE TO IT, IF AT ALL; (6) THE DECISION OF OUR POTENTIAL COMPETITORS TO AGGRESSIVELY SEEK TO MAKE SENIOR AND SUBORDINATED LOANS TO SMALL AND MEDIUM SIZED BUSINESSES ON TERMS MORE FAVORABLE THAN WE INTEND TO PROVIDE (7) THE COMPANY'S INABILITY TO CONSUMMATE LOAN TRANSACTIONS WITH ONE OR MORE OF THE ENTITIES IDENTIFIED UNDER THE CAPTION "PROSPECTIVE PORTFOLIO COMPANIES" OF THE COMPANY'S PROSPECTUS DATED AUGUST 23, 2001, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 27, 2001 (THE "PROSPECTUS") ON TERMS ACCEPTABLE TO US, IF AT ALL; AND (8) THOSE FACTORS LISTED UNDER THE CAPTION "RISK FACTORS" OF THE PROSPECTUS. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT ON 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE AFTER THE DATE OF THIS FORM 10-Q.

         THE FOLLOWING ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

         The Company was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. The Company's investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes. In addition, the Company may acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. The Company will also seek to provide its stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that it may receive when it makes loans. The Company operates as a closed-end, non-diversified management investment company, and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").

         The Company targets small and medium sized businesses that meet certain criteria, including (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with significant ownership interest in the borrower, (4) profitable operations based on the borrower's cash flow, (5) reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and (6) the potential for us to realize appreciation and gain liquidity in the Company's equity position. The Company anticipates that this liquidity will be achieved through a merger or acquisition of the borrower, a public offering by the borrower or by the Company exercising its right to require the borrower to buy back its warrants. The Company expects to make loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

         As a business development company, the Company will make available significant managerial assistance to its portfolio companies. Such assistance will typically involve closely monitoring the operations of each company, participating in its board and management meetings, being available for consultation with its officers and providing organizational and financial guidance.

         The Company expects that its loans typically will range from $5 million to $15 million, mature in no more than seven years, and accrue interest at a fixed rate or an annualized variable rate that exceeds the prime rate. The Company expects that most if not all of the debt securities it acquires will be unrated. To the extent possible, the Company's loans generally will be collateralized by a security interest in the borrower's assets. Interest payments will generally be made monthly or quarterly with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest will generally become due at maturity at five to seven years. The Company will focus on making loans accompanied by warrants to purchase stock in the borrowers. These warrants will typically have a nominal exercise price and entitle the Company to purchase a modest percentage of the borrower's stock.

To date, the Company has not made any investments, although it has entered into non-binding commitments to lend up to $72 million to six companies. These loans are subject to, among other things, the satisfactory completion of the Company's due diligence investigation of each borrower, acceptance of terms and structure and necessary consents. With respect to each of these non-binding commitments, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. If, for any reason, the Company does not desire to make one of the loans, it will not be obligated to do so. Similarly, none of the potential borrowers is obligated to receive a loan from the Company. The Company's management has initiated its due diligence investigations of the potential borrower, however, there can be no assurance that the Company will not discover facts in the course of completing its due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

RESULTS OF OPERATIONS

         The Company did not have any significant operations prior to the completion of its initial public offering on August 29, 2001. Accordingly, the Company's financial performance at June 30, 2001 is primarily composed of organization costs and costs associated with its initial public offering, including among other things, legal services. For the period ended June 30, 2001, Company incurred approximately $39,000 in professional fees in connection with the Company's organization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had no investments in portfolio securities of any companies. At June 30, 2001, the Company had approximately $653,000 of total assets. Net cash provided by financing activities was approximately $653,000 for the period ending June 30, 2001. These amounts consisted entirely of the proceeds of the sale of stock to David Gladstone on May 30, 2001 in connection with the formation of the Company.

         On August 29, 2001, the Company received approximately $130 million (net of underwriting discounts and offering expenses) in connection with the consummation of its initial public offering.

         The Company currently has non-binding commitments to make six loans in an aggregate amount of approximately $72 million. Each non-binding loan commitment is conditioned upon, among other things, the satisfactory completion of the Company's due diligence investigations of each borrower, the acceptance of terms and structure and receipt of necessary consents. In many instances, the loans will also require prior approval of the borrower's other lenders.

         In order to qualify as a regulated investment company and to avoid corporate level tax on the income the Company distributes to its stockholders, the Company is required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of its ordinary income and short-term capital gains on an annual basis. While the Company provides stockholders with the option of reinvesting their distributions in more common stock, the Company anticipates borrowing funds to obtain additional capital once the proceeds of its initial public offering have been fully invested.

         The Company currently intends to pursue a strategy of securitizing its loan portfolio in approximately 12 to 18 months. The Company would use the cash it receives upon the sale of interests in its loans to repay bank borrowings and make additional loans. There can be no assurance that this securitization strategy will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is subject to financial market risks, including changes in interest rates. The Company expects that approximately 50% of the loans in its portfolio will be made at fixed rates, with approximately 50% made at variable rates. To date, the Company has not yet made any loans and substantially all of the proceeds of the Company's assets are invested in money market instruments.

         The Company also expects to borrow funds in order to finance future lending activities after it has substantially fully invested the proceeds of its initial public offering. These future borrowings may be at fixed rates or variable rates. To date, the Company has not yet borrowed any funds.

         The Company expects to hedge against interest rate fluctuations in the future by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate the Company against adverse fluctuations in interest rates, they may also limit the Company's ability to participate in the benefits of lower interest rates with respect to its portfolio of investments.


                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Neither the Company nor its subsidiary is currently subject to any material legal proceeding, nor, to the Company's knowledge, is any material legal proceeding threatened against the Company or its subsidiary.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES.

         On May 30, 2001, the Company issued and sold 43,508 shares of common stock for an aggregate purchase price of $652,631 to Mr. Gladstone, the Company's chairman and chief executive officer. The Company issued these shares to Mr. Gladstone in reliance upon the exemption from registration provided by
Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

         On August 23, 2001, the Company issued and sold an aggregate of 586,670 shares of common stock to seven of its officers upon the exercise of options granted under the Company's Amended and Restated 2001 Equity Incentive Plan. Each of the officers exercised their options by delivering a promissory note for the full purchase price. The total principal amount of all of the promissory notes was $8.8 million. The Company issued these shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         On August 23, 2001, the Company's Registration Statement on Form N-2 (SEC File No. 333-63700), for the initial public offering of 8,200,000 shares of common stock, par value $0.001, became effective. All 8,200,000 shares were sold upon completion of the initial public offering at an aggregate offering price of $123,000,000, reflecting an offering price of $15 per share. UBS Warburg LLC, First Union Securities, Inc., Robertson Stephens, Inc., BB&T Capital Markets/Scott & Stringfellow, Inc. and Ferris, Baker Watts, Incorporated acted as managing underwriters for the initial public offering.

         In connection with the initial public offering, the Company registered and offered the underwriters an option to purchase an additional 1,230,000 shares of common stock at the $15 per share offering price. The underwriters exercised this option on August 24, 2001. The gross proceeds from the exercise of this option were $18,450,000.

         Underwriting discounts and commissions for the shares sold in the initial public offering (including the shares sold upon the exercise of the over-allotment option) totaled $9,901,500. In connection with the initial public offering, the Company incurred estimated expenses of approximately $1,000,000. None of these expenses were paid directly or indirectly to the Company's directors, officers or associates, or to persons owning 10% or more of the Company's common stock or other affiliates. After deducting underwriting discounts and commissions and other expenses, the Company received net proceeds of approximately $130 million from the initial public offering.

         The primary purposes of the initial public offering was to obtain capital with which to make loans to small and medium businesses. To date, the Company has not made any such loans. Accordingly, substantially all of the net proceeds from the initial public offering have been invested in short-term, investment grade, interest-bearing instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 *   Employment Agreement, dated June 25, 2001, between the Company and
         David Gladstone, incorporated by reference to Exhibit k.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form
         N-2 (File No. 333-63700), filed July 27, 2001.

10.2 *   Employment Agreement, dated July 23, 2001, between the Company and
         Terry Lee Brubaker, incorporated by reference to Exhibit k.3 to Pre-Effective Amendment No. 1 to the Registration Statement on Form
         N-2 (File No. 333-63700), filed July 27, 2001.

10.3 *   Amendment to Employment Agreement, dated August 8, 2001, between the
         Company and David Gladstone, incorporated by reference to Exhibit k.4 to Pre-Effective Amendment No. 2 to the Registration Statement on Form
         N-2 (File No. 333-63700), filed August 10, 2001.

10.4 +   Promissory Note of David Gladstone in favor of the Company, dated
         August 23, 2001.

10.5 +   Promissory Note of Terry Brubaker in favor of the Company, dated
         August 23, 2001.

10.6 +   Promissory Note of Harry Brill in favor of the Company, dated
         August 23, 2001.


* Previously filed.
+ Filed herewith.

(b) No reports on Form 8-K were filed by the Company during the period for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLADSTONE CAPITAL CORPORATION


                                      By:  /s/ HARRY BRILL
                                         ---------------------------------------
                                           Harry Brill
                                           Chief Financial Officer and Treasurer



Date:  October 4, 2001