Form 10-K
period 2001-09-30
GLADSTONE CAPITAL CORP
filed 2001-12-21
CIK 1143513

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 814-00237
                            ------------------------

                         GLADSTONE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

               MARYLAND                                     54-2040781
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

     1616 ANDERSON ROAD, SUITE 208
           MCLEAN, VIRGINIA                                   22102
    (Address of principal executive                         (Zip Code)
               offices)

                                 (703) 286-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  /X/  NO  / /

    The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant on December 19, 2001, based on the closing price on that date of $17.50 on the Nasdaq National Market, was $163,545,813. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

    There were 10,060,178 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of December 19, 2001.

    DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registrant's Proxy Statement relating to the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

    Gladstone Capital Corporation is a specialty finance company that was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and that commenced its initial public offering on August 24, 2001. We invest our capital in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. We seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. Our headquarters are in McLean, Virginia, a suburb of Washington, DC and we have an office in New York, New York. We have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").

    David Gladstone, our chairman and chief executive officer, has over 25 years experience in making loans to and investing in small and medium sized companies at Allied Capital Corporation and American Capital Strategies. Allied Capital Corporation is a publicly traded subordinated debt lender and American Capital Strategies is a publicly traded buyout and subordinated-debt lender. While either chairman or president of Allied Capital, Mr. Gladstone oversaw, during the years 1992 through 1997, in excess of $850 million of financing for many small and medium sized businesses and raised, during the years 1985 through 1997, equity capital totaling over $430 million for seven funds. During the past four years, as either chairman or vice chairman of American Capital Strategies, Mr. Gladstone raised the company's initial $150 million in capital and assisted in the company's subsequent capital raising. During his tenure, American Capital Strategies invested in 46 businesses and had total assets of approximately
$650 million. During his time at these two companies he hired over 50 professionals.

    Terry Lee Brubaker, our president and chief operating officer, has over 25 years experience in acquisitions and managing companies after the acquisition. He was a member of the management team that designed and implemented the acquisition strategy of James River Corporation that grew the company from $200 million in revenues to over $7 billion.

    Our chief financial officer, Harry Brill, brings significant experience from his role as the chief accounting officer of Allied Capital where he was responsible for the public filings of a family of five public companies and oversaw the preparation of the operating reports and financial statements of these companies and three private funds.

    In addition to Messrs. Gladstone and Brubaker, we currently have four principals who are involved in structuring and arranging financing for small and medium sized businesses. We plan to hire an additional three principals with business lending experience (two in our Virginia office and one in New York) and two administrative persons. We believe that the expertise of our investing principals will help us to be successful in lending to small and medium sized businesses.

    We intend to make loans to companies that are substantially owned by leveraged buyout or venture capital funds. Messrs. Gladstone and Brubaker have an extensive referral network of venture capitalists, leveraged buyout funds, investment bankers, attorneys, commercial bankers and business and financial brokers. We believe that these entities will be an important source of loan opportunities. We intend to enter into additional informal relationships with other leveraged buyout funds and venture capital funds, but we can not assure you that we will be able to do so or that any such relationships will lead to the origination of loans.

    We have a wholly owned subsidiary, Gladstone Advisers, Inc. ("Advisers"), through which we conduct our day to day administrative functions. In this annual report we use "us," "we," "the Registrant" and "the Company" to refer to Gladstone Capital Corporation and Advisers collectively, except where context dictates otherwise.

STRATEGY

    We intend to make loans at favorable interest rates to small and medium sized businesses that we believe have traditionally been underserved by conventional lenders. We plan to use the loan referral networks of Messrs. Gladstone and Brubaker and of our principals to identify and make senior and subordinated loans to selected businesses that we believe do not have sufficient access to traditional sources of lending. We expect to make loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control, all of which we believe are typically underserved by banks and other traditional institutional lenders.

    Our business strategy contemplates that we will achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In addition, we might acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We will also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we might receive when we make loans. Our financial plan presumes that (1) the net capital gains from the sale of the warrants (as well as other profit enhancements) we receive in connection with our lending activities will exceed any losses we may experience from loans that are not repaid and (2) the fee income we derive from our lending will provide us with a source of revenue in excess of our general and administrative expenses (excluding interest expense). We cannot assure you that we will be able to achieve our investment objectives or that our business strategy will be successful.

    We believe that we are well positioned to provide financing to small and medium sized businesses that are undergoing a change of ownership, including management-led and third party leveraged buyouts, and to those businesses that have good growth characteristics. We are not burdened with the capital and other regulatory requirements of the banking and savings and loan industries and we have relatively low overhead and administrative expenses. Moreover, our strategy of accepting warrants to purchase stock of our borrowers is intended to closely align our interests with those of our portfolio companies, thereby reducing transaction costs, conveying our commitment to the borrowers and enhancing our attractiveness as a financing source. Perhaps most importantly, we believe that we have the experience and expertise to satisfy the financing needs of such businesses. In particular, we intend to utilize Mr. Gladstone's 25 years of experience in financing small to medium sized private businesses and Mr. Brubaker's extensive experience in acquisitions and operations to realize a competitive advantage. We plan to use the established network of loan referral sources, consisting of relationships established over many years by Messrs. Gladstone, Brubaker and our principals, to generate opportunities to identify and make senior and subordinated loans to selected businesses that satisfy our investment criteria. We intend to enter into additional informal relationships with leveraged buyout funds and venture capital funds, but we can not give any assurance that we will be able to do so.

    We target small and medium sized private businesses that meet certain criteria, including the potential for growth, adequate assets for loan collateral, experienced management teams with significant ownership interest in the business, adequate capitalization, profitable operations based on cash flow and potential opportunities for us to realize appreciation and gain liquidity in our various equity positions. We may achieve liquidity through a merger or acquisition of the borrower, a public offering of the borrower's stock or by exercising our right to require the borrower to buy back our warrants, although we can not assure you that we will always have these rights.

    As a business development company, we make available significant managerial assistance to our portfolio companies. Such assistance will typically involve closely monitoring the operations of each borrower, participating in its board and management meetings, being available for consultation with its officers and providing organizational and financial guidance.

    We expect to invest in senior, senior subordinated and junior subordinated notes. We expect that our loans typically will range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed rate or an annualized variable rate that exceeds the prime rate. We expect that most if not all of the debt securities we acquire will be unrated by credit rating agencies. To the extent possible, our loans generally will be collateralized by a security interest in the borrower's assets though we may not have the first claim on these assets. Interest payments will generally be made monthly or quarterly with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest will generally become due at maturity at five to seven years. We will focus on making loans accompanied by warrants to purchase stock in the borrowers. These warrants will typically have a nominal exercise price and entitle us to purchase a modest percentage of the borrower's stock.

    From time to time, a portfolio company may request additional financing, providing us with additional lending opportunities. We will consider such requests for additional financing under the criteria we have established for initial investments and we anticipate that any debt securities we acquire in a follow-on financing will have characteristics comparable to those issued in the original financing. In some situations, our failure, inability or decision not to make a follow-on investment may be detrimental to the operations or survival of a portfolio company and thus jeopardize our investment in that borrower.

    As noted above, we expect to receive warrants to purchase stock in many of our borrowers. If a financing is successful, not only will our debt securities have been repaid with interest, but we will be in a position to realize a gain on the accompanying equity interests. The opportunity to realize such gain may occur if the borrower is sold to new owners or if it makes a public offering of its stock. In most cases, we will not have the right to require that a borrower undergo an initial public offering by registering securities under the Securities Act of 1933, to which we refer as the Securities Act, but we generally will have the right to sell our equity interests in any subsequent public offering by the borrower. Even when we have the right to participate in a borrower's public offering, the underwriters might insist, particularly if we own a large amount of equity securities, that we retain all or a substantial portion of our shares for a specified period of time. Moreover, we may decide not to sell an equity position even when we have the right and the opportunity to do so. Thus, although we expect to dispose of an equity interest after a certain time, situations may arise in which we hold equity securities for a longer period.

    In certain cases, we may receive the right, to which we refer as a put right, to require the borrower to repurchase the warrants from us. When no public offering is available, we may exercise our put rights to dispose of our equity interest in the borrower, although our ability to exercise put rights may be limited or nonexistent if a business does not have the money to repurchase our warrants. Similarly, we anticipate that we may obtain the right, to which we refer as an unlocking right, to require that the borrower purchase our warrants or stock if it rejects a bona fide third party acquisition offer. The unlocking rights may allow us to sell our equity interests back to the borrower at the price offered by the potential acquirer.

    In addition to the put rights and unlocking rights described above, when one of our portfolio companies does go public, we may undertake hedging strategies with regard to our equity interests in it. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. While we currently hold no securities of any publicly traded companies, and therefore have no immediate plans to undertake any such hedging activities, it may be prudent for us to do so in the future. Hedging strategies do pose risks to us and our stockholders, however we believe that such activities, because they will be limited to only a portion of our portfolio, are manageable.

    Moreover, Section 12(a)(3) of the 1940 Act prohibits us "in contravention of such rules and regulations or orders as [the SEC] may prescribe as necessary or appropriate in the public interest or for the protection of investors . . . to effect a short sale of any security. . . ." However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. We will only engage in any hedging activities in compliance with applicable law and regulations.

SELECTION OF LOAN OPPORTUNITIES

    We have identified certain characteristics that we believe are important to profitably lend to small and medium sized businesses. The criteria listed below provide a general guidepost for our lending and investment decisions, although not all of these criteria may be followed in each instance.

    - GROWTH. In addition to generating sufficient cash flow to service its debt, a potential borrower generally will be required to establish its ability to grow its cash flow. Anticipated growth will be a key factor in determining the value ascribed to the warrants we acquire in connection with many of our loans.

    - SIGNIFICANT SPONSOR. We seek businesses in which leveraged buyout funds or venture capital funds have invested. We believe that a business that has a substantial equity sponsor that has made a meaningful investment is a good borrowing candidate.

    - LIQUIDATION VALUE OF ASSETS. Although we do not intend to operate as an asset-based lender, liquidation value of the assets collateralizing our loans is an important factor in each credit decision. Emphasis is placed both on tangible assets (e.g., accounts receivable, inventory, plant, property and equipment) and intangible assets (e.g., customer lists, networks, databases and recurring revenue streams).

    - EXPERIENCED MANAGEMENT TEAM. We will generally require that each borrower have a management team that is experienced and properly incentivized through a significant ownership interest in the borrower. We generally will require that a borrower have, at a minimum, a strong chief executive officer and chief financial officer who have demonstrated the ability to accomplish the borrower's objectives and implement its business plan.

    - PROFITABLE OR NEAR PROFITABLE OPERATIONS. We focus on borrowers that are profitable or near profitable at the operating level. We do not intend typically to lend to or invest in start-up or other early stage companies, nor do we intend typically to lend to or invest in businesses that are experiencing operating problems.

    - EXIT STRATEGY. Prior to making a loan for which we receive a warrant to purchase stock of the borrower, we will analyze the potential for the borrower to experience a liquidity event that will allow us to realize value for our equity position. Liquidity events include, among other things, an initial public offering, a private sale of our financial interest, a merger or acquisition of the borrower or a purchase of our equity position by the borrower or one of its stockholders.

OPERATIONS

    ORIGINATION PROCESS. To originate loans, our lending officers use an extensive referral network comprised of venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. We intend to enter into additional informal relationships with leveraged buyout funds and venture capital funds, but we can give no assurance that we will be able to do so.

    APPROVAL PROCESS. Our lending professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each applicant that passes an initial screening process. This due diligence investigation generally includes one or more on-site visits, a review of the potential borrower's historical and projected financial information, interviews with management, employees, customers and vendors of the applicant and background checks and research on the applicant's product, service or particular industry. Upon completion of the due diligence investigation, our financial professional creates a borrower profile summarizing the prospective borrower's historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. Our lending professional then presents this profile to our credit committee, which is comprised of David Gladstone and Terry Lee Brubaker. Our credit committee must unanimously approve each loan and each member of our board of directors must review each financing.

TEMPORARY INVESTMENTS

    Pending investment in other types of "qualifying assets," we will invest our otherwise uninvested cash primarily in cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that 70% of our assets are qualifying assets. For information regarding regulations to which we are subject and the definition of "qualifying assets," see "Business--Regulation." Typically, we will invest in US Treasury bills or in repurchase obligations of a "primary dealer" in government securities, as designated by the Federal Reserve Bank of New York, or of any other dealer whose credit has been established to the satisfaction of our board of directors. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor's money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. Our custodian, or the correspondent in its account with the Federal Reserve/Treasury Book Entry System, will be required to constantly maintain underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, we might suffer a loss to the extent that the proceeds from the sale of the underlying security were less than the repurchase price. A seller's bankruptcy could delay or prevent a sale of the underlying securities. Our board of directors has established procedures, which it will review periodically, requiring us to monitor the creditworthiness of the dealers with which we enter into repurchase agreement transactions.

COMPETITION

    A large number of entities compete with us and make the types of investments that we plan to make in small and medium sized privately owned businesses. Such competitors include private equity funds, leveraged buyout funds and venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

    We currently have six lending officers, all of whom are professionals working on financings for small and medium sized businesses. We intend to hire three additional professionals with business lending experience and two additional administrative personnel. We believe that our relations with our employees are excellent. We intend to maintain a relatively low level of overhead by outsourcing most job functions not directly related to marketing, underwriting our investments or executive management.

LEVERAGE

    For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we intend to issue senior debt securities, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, which we refer to collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we would become exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock if we borrow money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

    Our board of directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, except that such an issuance must adhere to the requirements of the 1940 Act. See "Business--Regulation--Asset Coverage" for a discussion of leveraging constraints.

    We do not intend to leverage ourselves so long as we hold cash or temporary investments in an amount sufficient to fund the investments, other than temporary investments, we plan to make in the next nine months.

SECURITIZATION

    In an effort to increase our returns and the number of loans that we can make, we anticipate that we will seek to securitize our loans. To securitize loans, we would create a wholly-owned subsidiary and contribute a pool of loans to it. Then we would seek to have the pool of loans in the subsidiary rated by rating agencies. Once the pool of loans is rated, we would sell interests in the pool of loans to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools. We would use the proceeds of such sales to pay down bank debt or to make or purchase new loans. There are risks associated with this strategy since we intend to retain the non-investment grade portion of the subsidiary, rather than to securitize it, and the unrated portion of the subsidiary is the one most likely to generate losses. We do not intend to securitize any warrants we receive in connection with any loans we make.

INVESTMENT OBJECTIVES AND POLICIES

    We intend to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. The following restrictions, along with these investment objectives, are our only fundamental policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. For a fuller explanation of the regulatory framework in which we operate, see "Business--Regulation." The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere in this prospectus, apply at the time we effect a transaction and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

    We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if after giving effect to such acquisition the value of our "qualifying assets" is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire (provided that we control or, through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets.

    We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act of 1933. We may invest up to 20% of our assets in securities of a particular issuer. We may exceed this limitation in connection with bridge financings, although these bridge investments will never exceed 25% of our total assets at any time. We do not intend to concentrate our investments in any particular industry or group of industries. However, it is possible that, as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets.

    We will at all times endeavor to conduct our business so as to retain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). In order to do so, we must meet income source, asset diversification and annual distribution requirements.

    We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes. For a discussion of the risks associated with the resulting leverage, see "Business--Leverage."

    We will not (1) act as an underwriter of securities of other issuers (except to the extent that we may be deemed an "underwriter" of securities we purchase that must be registered under the Securities Act before they may be offered or sold to the public); (2) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may (a) purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, (b) own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate or (c) finance the purchase of real estate by our portfolio companies); (3) sell securities short (except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies); (4) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (5) write or buy put or call options (except (a) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances,
(b) with regard to managing risks associated with publicly-traded securities issued by our portfolio companies or (c) with regard to managing the risks associated with interest rate fluctuations); (6) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations or in managing the risks associated with interest rate fluctuations); or (7) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in, any securities issued by any other investment company (except as they may be acquired as part of a merger, consolidation or acquisition of assets). That portion of our investments that is in securities issued by other investment companies may subject our stockholders to additional expenses.

INVESTMENT ADVISOR

    We have no investment advisor and are internally managed by our executive officers under the supervision of our board of directors.

REGULATION

    We are a closed-end, non-diversified, management investment company that has elected to be regulated as a business development company under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

REGULATED INVESTMENT COMPANY

    We intend to operate so as to qualify for treatment as a regulated investment company, or RIC, under Subchapter M of the Code. As such, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

    - INCOME SOURCE REQUIREMENTS. At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other disposition of securities or other income derived with respect to our business of investing in securities, and

    - ASSET DIVERSIFICATION REQUIREMENTS. As of the close of each quarter of our taxable year:

       (1) at least 50% of the value of our assets must consist of cash, cash items, US government securities, the securities of other regulated investment companies and other securities to the extent that (1) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (2) such other securities of any one issuer do not represent more than 5% of our total assets, and

       (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than US government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

    If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements in our first taxable year or, with respect to later years, for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

    If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder's cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder's other tax obligations. A stockholder that is not subject to US federal income tax or tax on long-term capital gains would be required to file a US federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that dividends, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

    If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the "original issue discount" that accrues over the life of the obligation. Such original issue discount will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such original issue discount amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements.

    For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder's adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder's holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not to capital gains dividends to the extent such amount designated by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the due date for filing our return for that taxable year,
(2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

BUSINESS DEVELOPMENT COMPANY

    We intend to conduct our business so as to retain our status as a business development company. In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1) or (2) below.

    QUALIFYING ASSETS. Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are the following:

    (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which, first, is organized under the laws of, and has its principal place of business in, the United States. Second, the issuer must not be an investment company, other than a small business investment company wholly-owned by the business development company. Finally, the issuer may not have any class of securities with respect to which a broker or dealer may extend margin credit.

    (2) Securities of any eligible portfolio company over which we exercise a controlling influence and for which an affiliate of ours serves as a director.

    (3) Securities received in exchange for or distributed on or with respect to securities described in (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

    (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

    Securities of public companies are generally not qualifying assets unless they were acquired in a distribution or in exchange for, or upon the exercise of, a right relating to securities that were qualifying assets.

    ASSET COVERAGE. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least 200% immediately after each such issuance. In addition, while senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. The 1940 Act requires, among other things, that
(1) immediately after issuance and before any dividend or distribution is made with respect to our common stock or before any purchase of common stock is made, the preferred stock, together with all other senior securities, must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on the preferred stock are in arrears by two years or more. As permitted by the 1940 Act, we may, in addition, borrow amounts up to 5% of our total assets for temporary purposes.

    SIGNIFICANT MANAGERIAL ASSISTANCE. For portfolio securities to be qualifying assets for the 70% test described above, the business development company must either exercise a controlling influence over the issuer of the securities or must make available to the issuer of the securities significant managerial assistance. However, with respect to certain but not all such securities, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the business development company may exercise such control jointly. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

    CODE OF ETHICS. As required by the 1940 Act, we have adopted a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics is filed as an exhibit to the registration statement we filed in connection with our initial public offering.

FORWARD-LOOKING STATEMENTS

    All statements contained herein, other than historical facts, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential" or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities;
(3) the loss of one or more of our executive officers, in particular David Gladstone or Terry Lee Brubaker; (4) our inability to establish or maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our potential competitors to aggressively seek to make senior and subordinated loans to small and medium sized businesses on terms more favorable than we intend to provide;
(7) our inability to consummate loan transactions with one or more of the entities identified under the caption "Prospective portfolio companies" of our prospectus dated August 23, 2001, as filed with the Securities and Exchange Commission on August 27, 2001 (the "Prospectus") on terms acceptable to us, if at all; and (8) those factors listed under the caption "Risk factors" of the Prospectus. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act on 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K.

RISK FACTORS

    The purchase of our shares involves a number of significant risk and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our common stock.

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY.

    We were incorporated in May 2001 and, to date, have only made two loans. Thus far, we have conducted only limited operations as a lender to small and medium sized companies. In addition, we are subject to all of the business risks and uncertainties associated with any new business enterprise. We may not meet our investment objectives and the value of your investment in us may decline substantially or be reduced to zero.

WE ARE DEPENDENT UPON OUR KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS, PARTICULARLY DAVID GLADSTONE AND TERRY LEE BRUBAKER.

    We are dependent on the diligence, skill and network of business contacts of our senior management and other management members for the final selection, structuring, closing and monitoring of our investments. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, and Terry Lee Brubaker, our president and chief operating officer. The departure of any of our executive officers or key employees could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO EFFECTIVELY MANAGE OUR FUTURE GROWTH.

    Our ability to achieve our investment objectives will depend on our ability to sustain continued growth, which will depend on our ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, we will also be required to hire, train, supervise and manage new employees. Failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.

    A large number of entities will compete with us and make the types of investments that we plan to make in small and medium sized privately owned businesses. We compete with a large number of private equity funds, leveraged buyout funds and venture capital funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships an build their market shares. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to fully invest our available capital.

OUR BUSINESS MODEL IS DEPENDENT UPON THE DEVELOPMENT OF STRONG REFERRAL RELATIONSHIPS WITH LEVERAGED BUYOUT FUNDS AND VENTURE CAPITAL FUNDS.

    We expect that we will be dependent upon informal relationships with leveraged buyout funds and venture capital funds to provide us with deal flow. The investment we made to Finn Corporation and a number of the loans we are currently considering are with portfolio companies of Three Cities Fund II, L.P. and Three Cities Fund III, L.P., leveraged buyout funds that are managed by Three Cities Research Inc. Moreover, we have a mutual referral relationship with American Capital Strategies Ltd. The relationship with American Capital led to our mutual investment in Marcal Paper Mills, Inc. If we fail to maintain our relationship with funds such as Three Cities and American Capital, or if we fail to establish strong referral relationships with other funds, we will not be able to grow our portfolio of loans and fully execute our business plan.

OUR LOANS TO SMALL AND MEDIUM SIZED BORROWERS ARE EXTREMELY RISKY AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

    Loans to small and medium sized borrowers are subject to a number of significant risks including the following:

    - SMALL AND MEDIUM SIZED BUSINESSES MAY HAVE LIMITED FINANCIAL RESOURCES AND MAY BE UNABLE TO REPAY THE LOANS WE MAKE TO THEM. Our strategy includes providing financing to borrowers that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity. A borrower's ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower's financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower's management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender's security interest.

    - SMALL AND MEDIUM SIZED BUSINESSES TYPICALLY HAVE NARROWER PRODUCT LINES AND SMALLER MARKET SHARES THAN LARGE BUSINESSES. Because our expected target borrowers are smaller businesses, they will tend to be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

    - THERE IS GENERALLY LITTLE OR NO PUBLICLY AVAILABLE INFORMATION ABOUT THESE BUSINESSES. Because we expect to make loans to privately owned businesses, there will generally be little or no publicly available operating and financial information about our borrowers. As a result, we will rely on our officers, other employees and consultants to perform due diligence investigations of these borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

    - SMALL AND MEDIUM SIZED BUSINESSES GENERALLY HAVE LESS PREDICTABLE OPERATING RESULTS. We expect that our borrowers may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower's failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower's ability to repay our loan would be jeopardized.

    - SMALL AND MEDIUM SIZED BUSINESSES ARE MORE LIKELY TO BE DEPENDENT ON ONE OR TWO PERSONS. Typically, the success of a small or medium sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

    - SMALL AND MEDIUM SIZED BUSINESSES ARE LIKELY TO HAVE GREATER EXPOSURE TO ECONOMIC DOWNTURNS THAN LARGER BUSINESSES. We expect that our borrowers will have fewer resources than larger businesses and an economic downturn is more likely to have a material adverse effect on them. If one of our borrowers is adversely impacted by an economic downturn, its ability to repay our loan would be diminished.

    - SMALL AND MEDIUM SIZED BUSINESSES MAY HAVE LIMITED OPERATING HISTORIES. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Borrowers with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

WE HAVE BEEN AND MAY CONTINUE TO BE NEGATIVELY IMPACTED BY THE SEPTEMBER 11, 2001 TERRORIST ATTACKS ON THE UNITED STATES.

    On September 11, 2001, the United States was attacked by terrorists using hijacked commercial airplanes. Following these attacks, there have been numerous threats of further terrorist actions within the United States and the initiation of military response by the United States in Afghanistan. The subsequent economic decline in the wake of these events has contributed to a delay in our consummation of some prospective loans. While it is too early to predict what long-term effects these events will have on our business, it is possible that there will be a continued decline in economic activity due to, among other things, the public's fears regarding additional acts of terrorism and uncertainty surrounding the duration and magnitude of the military response by the United States. This uncertain economic environment could further delay the consummation of our prospective loans and could have a direct or indirect negative impact on our current and prospective portfolio companies and, as a result, our financial position or results of operations in the future.

WE MAY NOT REALIZE GAINS FROM OUR EQUITY INVESTMENTS.

    When we make a subordinated loan, we generally expect to receive warrants to purchase stock issued by the borrower. Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants will offset any losses we experience on loan defaults. However, the warrants we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains we do recognize on the disposition of equity interests may not be sufficient to offset losses we experience on our loan portfolio.

BECAUSE THE LOANS WE MAKE AND EQUITY SECURITIES WE RECEIVE WHEN WE MAKE LOANS ARE NOT PUBLICLY TRADED, THERE WILL BE UNCERTAINTY REGARDING THE VALUE OF OUR PRIVATELY HELD SECURITIES THAT COULD ADVERSELY AFFECT OUR DETERMINATION OF OUR NET ASSET VALUE.

    None of our portfolio loans or equity securities, at least initially, will be publicly traded or have a readily determinable market value. We will value these securities based on a determination of their fair value made in good faith by management and approved by our board of directors. Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that would exist if a ready market for these securities existed. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize on our disposal of such securities.

THE LACK OF LIQUIDITY OF OUR PRIVATELY HELD SECURITIES MAY ADVERSELY AFFECT OUR BUSINESS.

    Most of our investments will consist of loans and warrants acquired in private transactions directly from borrowers or from the originators of loans to such borrowers. Substantially all of these securities will be subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments.

OUR PORTFOLIO WILL BE CONCENTRATED IN A LIMITED NUMBER OF COMPANIES AND INDUSTRIES, WHICH SUBJECTS US TO AN INCREASED RISK OF SIGNIFICANT LOSS IF ANY ONE OF THESE COMPANIES DOES NOT REPAY US OR IF THE INDUSTRIES EXPERIENCE DOWNTURNS.

    We intend to have outstanding loans to approximately 20 to 40 companies at any given time. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial writedown of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry diversification and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As a result, a downturn in an industry in which we have made multiple loans could have a materially adverse effect on us.

OUR BUSINESS PLAN IS DEPENDENT UPON EXTERNAL FINANCING WHICH MAY EXPOSE US TO RISKS ASSOCIATED WITH LEVERAGE.

    Our business will require a substantial amount of cash to operate. We may acquire such additional capital from the following sources:

    - SENIOR SECURITIES. We intend to issue debt securities, other evidences of indebtedness and possibly preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock if we borrow money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

    - COMMON STOCK. Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

    - SECURITIZATION. In addition to issuing securities to raise capital as described above, we anticipate that in the future we will securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and impact our profitability. Moreover, successful securitization of our loan portfolio might expose us to losses as the loans in which we do not plan to sell interests will be those that are riskier and more apt to generate losses.

A CHANGE IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY AND OUR HEDGING STRATEGY MAY EXPOSE US TO ADDITIONAL RISKS.

    A portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. We anticipate using a combination of equity and long-term and short-term borrowings to finance our lending activities. Certain of our borrowings may be at fixed rates and others at variable rates. Currently, we expect approximately 50% of the loans in our portfolio to be at fixed rates and approximately 50% to be at variable rates determined on the basis of a benchmark prime rate. We will typically seek to hedge against the risk of adverse movement in interest rates on our borrowings relative to our portfolio of assets. We expect to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN A CREDIT FACILITY ON TERMS THAT ARE ACCEPTABLE TO US.

    We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we will need to raise additional capital which we expect to finance through a credit facility. A credit facility is an agreement with a bank or other traditional lending institution that would allow us to borrow funds, either through a term loan or a line of credit, to make investments. We can not assure you that we will be able to obtain a credit facility on terms that we find acceptable, if at all. The unavailability of funds from commercial banks or other sources on favorable terms could inhibit the growth of our business and have a material adverse effect on us.

OUR EXPECTED CREDIT FACILITY WILL LIKELY IMPOSE CERTAIN LIMITATIONS ON US.

    While there can be no assurance that we will be able to borrow from banks and other financial institutions, we expect that we will at some time in the future obtain a credit facility. The lender or lenders under this credit facility will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. We also expect our credit facility to contain customary default provisions such as a minimum net worth amount, a profitability test, a restriction on changing our business and loan quality standards. An event of default under our expected credit facility would likely result, among other things, in termination of further funds available under that facility and an accelerated maturity date for all amounts outstanding under the facility. This would likely disrupt the portfolio companies whose loans we financed through the facility, could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, could reduce our liquidity and cash flow.

OUR INVESTMENTS WILL TYPICALLY BE LONG TERM AND IT MAY REQUIRE SEVERAL YEARS TO REALIZE LIQUIDATION EVENTS.

    Since we generally intend to make five to seven year term loans and to hold our loans and related warrants until the loans mature, you should not expect realization events, if any, to occur over the near term. In addition, we expect that our warrants may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

WE WILL BE SUBJECT TO CORPORATE LEVEL TAX IF WE ARE UNABLE TO SATISFY INTERNAL REVENUE CODE REQUIREMENTS FOR RIC QUALIFICATION.

    To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we intend to use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create "original issue discount," which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see "Business--Leverage," and "Business--Regulation."

THERE ARE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST WHICH COULD IMPACT OUR INVESTMENT RETURNS.

    Our executive officers and directors may serve as officers and directors of entities that operate in the same line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that meet our investment objectives may come to the attention of one of our executive officers or directors, such as Mr. Gladstone, in his role as an officer or director of another entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

CHANGES IN LAWS OR REGULATIONS GOVERNING OUR OPERATIONS MAY ADVERSELY AFFECT OUR
  BUSINESS.

    We and our portfolio companies will be subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse impact on our business. For additional information regarding the regulations to which we are subject, see "Business--Regulation."

WE MAY EXPERIENCE FLUCTUATION IN OUR QUARTERLY RESULTS.

    We could experience fluctuations in our quarterly operating results due to a number of factors including, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

THERE IS A RISK THAT YOU MAY NOT RECEIVE DIVIDENDS OR THAT OUR DIVIDENDS MAY NOT GROW OVER TIME.

    Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis. We expect to retain net realized long-term capital gains to supplement our equity capital and support the growth of our portfolio, although our board of directors may determine in certain cases to distribute these gains. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS COULD DETER TAKEOVER ATTEMPTS AND ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK.

    Our articles of incorporation and bylaws and the Maryland General Corporation Law contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may negatively impact the price of our common stock and may discourage third-party bids. These provisions may reduce any premiums paid to you for shares of our common stock. Furthermore, we are subject to Section 3-602 of the Maryland General Corporation Law which governs business combinations with interested stockholders and could delay or prevent a change in control. In addition, our board of directors will be elected in staggered terms which will make it more difficult for a hostile bidder to acquire control of us.

THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

    The market price and marketability of shares of our common stock may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

    - price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

    - significant volatility in the market price and trading volume of securities of RICs, business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;

    - changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

    - loss of RIC status;

    - changes in earnings or variations in operating results;

    - changes in the value of our portfolio of investments;

    - any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

    - departure of key personnel;

    - operating performance of companies comparable to us;

    - general economic trends and other external factors; and

    - loss of a major funding source.

    Fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

SHARES OF CLOSED-END INVESTMENT COMPANIES FREQUENTLY TRADE AT A DISCOUNT FROM
  NET ASSET VALUE.

    Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. It is not possible to predict whether the shares of our common stock will trade at, above, or below net asset value.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

    We currently have 10,060,208 shares of common stock outstanding. Sales of substantial amounts of our common stock in the public market, pursuant to Rule 144 of the Securities Act or otherwise, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

ITEM 2. PROPERTIES

    We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in McLean, Virginia where we occupy our office space pursuant to a license agreement which has a term of one year, with an option to extend the license for a second year.

ITEM 3. LEGAL PROCEEDINGS

    We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "GLAD." We completed our initial public offering of our common stock in August 2001 at a price of $15 per share. Prior to such date there was no public market for our common stock.

    The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq National Market for the fiscal year ended September 30, 2001.

       QUARTER
        ENDED             HIGH       LOW
---------------------   --------   --------
      09/30/01*          $17.48     $15.98

------------------------------

* Our common stock commenced trading on the Nasdaq National Market on August 24, 2001

    As of December 19, 2001, there were approximately 5000 beneficial owners of our Common Stock.

    We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders. On December 10, 2001, we declared a quarterly cash dividend of $0.18 per share on our common stock. This dividend is payable on January 15, 2002 to stockholders of record as of December 31, 2001. The following table reflects, by quarter, the dividends we have declared on our common stock:

                                                       QUARTER    CASH DIVIDEND
                                                        ENDED       PER SHARE
                                                       --------   -------------
FY 2001..............................................  06/30/01        NONE
                                                       09/30/01        NONE

FY 2002..............................................  12/31/01        $0.18

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data as of September 30, 2001 has been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent accountants. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's discussion and analysis of financial condition and results of operations" included elsewhere in this report.

                                                              PERIOD FROM INCEPTION (MAY 30, 2001)
                                                                   THROUGH SEPTEMBER 30, 2001
                                                              -------------------------------------
STATEMENT OF OPERATIONS DATA:
Net operating loss..........................................                 $92,644
Basic and diluted net loss per share........................                 $ (0.03)

                                                                  SEPTEMBER 30, 2001
                                                              ---------------------------
BALANCE SHEET DATA:
Total assets................................................         $132,205,486

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

    We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes. In addition, we may acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We will also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act.

    We seek out small and medium sized businesses that meet certain criteria, including (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with significant ownership interest in the borrower, (4) profitable operations based on the borrower's cash flow, (5) reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds), and (6) the potential to realize appreciation and gain liquidity in our equity position. We anticipate that this liquidity will be achieved through a merger or acquisition of the borrower, a public offering by the borrower or by exercise of our right to require the borrower to buy back its warrants. We expect to make loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

    As a business development company, we make available significant managerial assistance to our portfolio companies. Such assistance will typically involve closely monitoring the operations of each company, participating in its board and management meetings, being available for consultation with its officers and providing organizational and financial guidance.

    We expect that our loans typically will range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed rate or an annualized variable rate that exceeds the prime rate. We also expect that most if not all of the debt securities we acquire will be unrated. To the extent possible, our loans generally will be collateralized by a security interest in the borrower's assets. Interest payments will generally be made monthly or quarterly with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest will generally become due at maturity at five to seven years. We will focus on making loans accompanied by warrants to purchase stock in the borrowers. These warrants will typically have a nominal exercise price and entitle us to purchase a modest percentage of the borrower's stock.

    To date, we have made two investments for a total of $27 million. In addition, we are earnestly working toward the consummation of more investments. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we can not assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

    We initially expected that it would take approximately one year to substantially fully invest the proceeds from our initial public offering. However, the terrorist attacks on the United States on September 11, 2001 and the ensuing economic uncertainty have resulted in a delay in the rate at which we have been able to enter into loans. We anticipate that we are approximately forty-five days behind our original schedule for closing loans.

RESULTS OF OPERATIONS

OPERATING INCOME

    Operating income for the period from inception (May 30, 2001) through September 30, 2001 was approximately $395,000. This amount consisted of approximately $350,000 in interest income from our invested cash and cash equivalents and approximately $45,000 in interest income from loans to our employees in connection with the exercise of employee stock options. The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our initial public offering in short-term investment grade securities from August 29, 2001 through September 30, 2001. As we invest the proceeds of our initial public offering in debt securities of private companies, we will begin to generate income from these debt securities, which we anticipate will be at interest rates significantly greater than the rates that we are currently receiving on our deposited cash and cash equivalents. We will also receive income from origination fees that we expect to receive when we purchase such debt securities. As we acquire debt securities, we expect that income from invested cash and cash equivalents will decline as a percentage of total revenue and that interest income from debt securities will increase and become our predominant source of revenue.

OPERATING EXPENSES

    Operating expenses for the period from inception through September 30, 2001 was approximately $487,000. This amount consisted primarily of salaries and benefits, professional fees, organizational expenses, general and administrative expenses, directors fees and travel expenses. Salaries and benefits consisted of approximately $229,000 during the period from inception through September 30, 2001. We expect salaries and benefits to increase as we hire additional loan officers.

    The remainder of the operating expenses incurred for the period from inception through September 30, 2001, consisted of approximately $72,000 in professional fees, $65,000 in organizational expenses, $47,000 in general and administrative expenses, $38,000 in directors fees and $33,000 in travel expenses. Because these operating expenses were incurred in connection with the organization of the company and the commencement of operations, we believe that this level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we begin to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

NET OPERATING LOSS

    As a result of the operating income and operating expenses described above, we incurred a net operating loss of approximately $93,000 for the period from inception through September 30, 2001. Based on a weighted-average of 3,219,525 shares outstanding, our net operating loss per common share for the period from inception through September 30, 2001 was $(0.03), basic and fully-diluted.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, we had no investments in portfolio securities of any companies and had approximately $132 million of total assets. Subsequently, on November 6, 2001, we made a senior subordinated loan of $10.5 million to Finn Corporation, a designer, manufacturer and marketer of landscape and erosion control equipment. The loan carries an interest rate of 13%. In connection with the loan, we received warrants to purchase 33,000 shares of common stock in Finn, exercisable at $7.50 per share. The loan matures on February 1, 2006.

    On December 17, 2001, we closed our second investment, which consisted of two separate loans, in an aggregate principal amount of $16.5 million, to Marcal Paper Mills, Inc., a manufacturer and supplier of towel, tissue and napkin products in the northeast United States. This investment was part of a larger recapitalization of Marcal that consisted of four tranches of debt: a senior loan, a senior subordinated loan, a junior subordinated loan and a first mortgage loan facility. We provided a senior subordinated loan in the amount of $7.5 million, which is half of the total $15 million senior subordinated tranche. The senior subordinated loan has a term of five years and carries an interest rate of 13%. We also provided $9 million of the first mortgage facility, which is half of the total $18 million first mortgage tranche. The first mortgage facility has a term of five years and carries a 17% interest rate.

    Net cash provided by financing activities was approximately $133,000,000 for the period from inception through September 30, 2001. These amounts consisted primarily of the proceeds from our initial public offering, which closed on August 29, 2001. Cash used by operating activities during the period from inception through September 30, 2001 consisting primarily of the items described in "Results of Operations," was approximately $76,000.

    In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, on December 10, 2001, we declared a quarterly cash dividend of $0.18 per share on our common stock, such dividend payable on January 15, 2002 to stockholders of record as of December 31, 2001.

    We anticipate borrowing funds to obtain additional capital once the proceeds of our initial public offering have been fully invested. We also intend to pursue a strategy of securitizing our loan portfolio in approximately two years. We would use the cash we receive upon the sale of interests in our loans to repay bank borrowings and make additional loans. We can not assure you that this securitization strategy will be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to financial market risks, including changes in interest rates. We expect that approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates. To date, we have made investments and substantially all of the remainder of our assets are invested in money market instruments.

    We also expect to borrow funds to finance future lending activities after we have substantially fully invested the proceeds of our initial public offering. These future borrowings may be at fixed rates or variable rates. To date, we have not yet borrowed any funds.

    We expect to hedge against interest rate fluctuations in the future by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                              --------------------
Report of Independent Auditors..............................                    27
Consolidated Balance Sheets as of September 30, 2001 and
  May 30, 2001 (inception)..................................                    28
Consolidated Statement of Operations for the period from
  May 30, 2001 (inception) through September 30, 2001.......                    29
Consolidated Statement of Stockholders Equity for the period from May 30, 2001 (inception) through September 30,
  2001......................................................                    30
Consolidated Statement of Cash Flows for the period from
  May 30, 2001 (inception) through September 30, 2001.......                    31
Notes to Financial Statements...............................                    32

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Gladstone Capital Corporation

    We have audited the accompanying consolidated balance sheets of Gladstone Capital Corporation at September 30 and May 30, 2001 (inception), and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from May 30, 2001 (inception) through September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gladstone Capital Corporation at September 30 and May 30, 2001 (inception), and the consolidated results of its operations and its cash flows for the period from May 30, 2001 (inception) through September 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

McLean, Virginia
November 29, 2001

                         GLADSTONE CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

             AS OF SEPTEMBER 30, 2001 AND MAY 30, 2001 (INCEPTION)

                                     ASSETS

                                                              SEPTEMBER 30,   MAY 30,
                                                                  2001          2001
                                                              -------------   --------
ASSETS
  Cash and cash equivalents.................................  $131,824,080    $     --
  Interest receivable.......................................        34,544          --
  Interest receivable--officers.............................        45,355          --
  Stock subscription receivable.............................            --     652,631
  Prepaid assets............................................       166,250          --
  Other assets..............................................       135,257          --
                                                              ------------    --------
TOTAL ASSETS................................................  $132,205,486    $652,631
                                                              ============    ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued offering costs....................................  $    590,382    $     --
  Accrued expenses, deferred liabilities and other..........       365,960          --
                                                              ------------    --------
    Total Liabilities.......................................       956,342          --
                                                              ------------    --------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 50,000,000 and 10,000,000
    shares authorized, respectively, and 10,060,178 and
    43,508 shares issued and outstanding, respectively......        10,060          44
  Capital in excess of par value............................   140,131,778     652,587
  Notes receivable--officers................................    (8,800,050)         --
  Net realized loss.........................................       (92,644)         --
                                                              ------------    --------
    Total Stockholders' Equity..............................   131,249,144     652,631
                                                              ------------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $132,205,486    $652,631
                                                              ============    ========

                            SEE ACCOMPANYING NOTES.

                         GLADSTONE CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

       FOR THE PERIOD MAY 30, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

OPERATING INCOME
  Interest income--cash and cash equivalents................  $  349,500
  Interest income--officer loans............................      45,355
                                                              ----------
    Total Operating Income..................................     394,855
                                                              ----------
OPERATING EXPENSES
  Salaries and benefits.....................................     229,379
  Rent......................................................       3,306
  Travel....................................................      33,287
  Professional fees.........................................      72,088
  Directors fees............................................      38,000
  Organizational expenses...................................      64,803
  General and administrative................................      46,636
                                                              ----------
    Total Operating Expenses................................     487,499
                                                              ----------
NET OPERATING LOSS..........................................     (92,644)
                                                              ==========
NET DECREASE IN STOCKHOLDERS' EQUITY RESULTING FROM
  OPERATIONS................................................  $  (92,644)
                                                              ==========
------------------------------------------------------------------------

Net operating loss per common share:
  Basic and Diluted.........................................  $    (0.03)
Weighted average shares of common stock outstanding:
  Basic and Diluted.........................................   3,219,525

                            SEE ACCOMPANYING NOTES.

                         GLADSTONE CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD MAY 30, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                                                        NOTES
                                                                      RECEIVABLE
                                  COMMON STOCK         CAPITAL IN    FROM SALE OF      NET          TOTAL
                              ---------------------    EXCESS OF        COMMON      REALIZED    STOCKHOLDERS'
                                SHARES      AMOUNT     PAR VALUE        STOCK         LOSS         EQUITY
                              ----------   --------   ------------   ------------   ---------   -------------
Balance at May 30, 2001
  (Inception)...............      43,508   $    44    $    652,587   $        --    $     --    $    652,631

Issuance of Common Stock In
  Public Offering (net of
  offering costs of
  $10,760,843)..............   9,430,000     9,430     130,679,727            --          --     130,689,157

Issuance of Common Stock
  Under Stock Option Plan...     586,670       586       8,799,464    (8,800,050)         --              --

Net Decrease in
  Stockholders' Equity
  Resulting from
  Operations................          --        --              --            --     (92,644)        (92,644)
                              ----------   -------    ------------   -----------    --------    ------------

Balance at September 30,
  2001......................  10,060,178   $10,060    $140,131,778   $(8,800,050)   $(92,644)   $131,249,144
                              ==========   =======    ============   ===========    ========    ============

                            SEE ACCOMPANYING NOTES.

                         GLADSTONE CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE PERIOD FROM MAY 30, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net decrease in stockholders' equity resulting from
    operations..............................................  $    (92,644)
  Adjustments to reconcile net decrease in stockholders'
    equity resulting from operations to net cash provided by
    operating activities:
      Depreciation..........................................           265
      Increase in interest receivable.......................       (79,899)
      Increase in other assets..............................      (103,728)
      Increase in accrued expenses, deferred liabilities and
        other liabilities...................................       365,960
      Increase in prepaid assets............................      (166,250)
                                                              ------------
        Net Cash Used by Operating Activities...............       (76,296)
                                                              ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment.......................       (31,794)
                                                              ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from the issuances of common stock...........   132,341,788
  Increase in accrued offering costs........................       590,382
                                                              ------------
        Net Cash Provided by Financing Activities...........   132,932,170
                                                              ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   131,824,080

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............            --
                                                              ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $131,824,080
                                                              ============

NON-CASH FINANCING ACTIVITIES
  Notes receivable issued in exchange for common stock......  $  8,800,050
                                                              ============

                            SEE ACCOMPANYING NOTES.

                         GLADSTONE CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE 1. ORGANIZATION

    Gladstone Capital Corporation (Company) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. The Company's investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

    Gladstone Advisers, Inc. (Advisers), a wholly-owned subsidiary, conducts the daily administrative operations of the Company.

    On August 29, 2001, the Company closed its initial public offering and sold 9,430,000 shares of its common stock at $15.00 per share less an underwriting discount of $1.05 per share and offering expenses of $859,343 for total net proceeds to the Company of $130,689,157.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

INTEREST INCOME RECOGNITION

    Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

FEDERAL INCOME TAXES

    The Company operates so as to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine "taxable income." The Company intends to distribute sufficient dividends to eliminate taxable income.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years.

                         GLADSTONE CAPITAL CORPORATION

                               SEPTEMBER 30, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MANAGEMENT FEES

    The Company is self-managed and therefore does not incur management fees payable to third parties.

CONCENTRATION OF CREDIT RISK

    The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 3. STOCK OPTION PLAN

    The Company applies APB No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to apply the provisions of APB 25 and provide pro forma disclosure of the Company's net operating loss resulting from operations calculated as if compensation costs were computed in accordance with SFAS 123. Effective July 23, 2001, the Company adopted the Amended and Restated 2001 Equity Incentive Plan (2001 Plan). The Company has authorized 1,500,000 shares of capital stock for the issuance of options under the 2001 Plan to employees and directors. Options granted under the 2001 Plan may be exercised for a period of no more than ten years from the date of grant. Unless sooner terminated by the Company's board of directors, the 2001 Plan will terminate on June 1, 2011 and no additional awards may be made under the 2001 Plan after that date. Only employees of the Company and its subsidiaries are eligible to receive incentive stock options and both employees and non-employee directors are eligible to receive nonstatutory stock options under the 2001 Plan. Options granted may be exercised for a period of no more than ten years from the date of grant.

    Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options. Half of the options granted during the period ended September 30, 2001 vested immediately and the other half vest in one year from the date of the grant.

PERIOD ENDED                                                  SEPTEMBER 30, 2001
------------                                                  ------------------
Net operating loss
  As reported...............................................      $   (92,644)
  Pro forma.................................................      $(1,826,984)

    The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net operating income and net (decrease) increase in stockholders' equity resulting from operations for future years.

    For options granted during the period ended September 30, 2001, the Company estimated a fair value per option on the date of grant of $2.51 using a Black-Scholes option-pricing model and the following assumptions; dividend yield 6.00%, risk-free interest rate 4.60%, expected volatility factor 0.324, and expected lives of the options of 3 years.

                         GLADSTONE CAPITAL CORPORATION

                               SEPTEMBER 30, 2001

NOTE 3. STOCK OPTION PLAN (CONTINUED)
    A summary of the status of the Company's stock option plans as of and for the period ended September 30, 2001 is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                            SHARES      PRICE
                                                          ----------   --------
Granted.................................................   1,250,000    $15.00
Exercised...............................................    (586,670)   $15.00
                                                          ----------    ------
Options outstanding at September 30, 2001, of which
  63,330 shares are exercisable.........................     663,330    $15.00
                                                          ==========    ======

    During the period ended September 30, 2001, the Company issued 586,670 shares of common stock to employees of the Company, pursuant to option exercises, in exchange for full recourse notes receivable totaling $8,800,050. These transactions were executed pursuant to the Amended and Restated 2001 Equity Incentive Plan, which allows the Company to lend to its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Interest is charged and paid on such loans at the market rate as determined based on individual financial positions.

NOTE 4. COMMITMENTS AND CONTINGENCIES

    The Company occupies its office space pursuant to a license agreement. The license is effective on November 1, 2001 and ends on October 31, 2002. The Company has an option to extend the license until October 31, 2003. The future payments under this license total $95,970.

NOTE 5. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the period ended September 30, 2001:

Numerator for basic and diluted loss per share..............  $  (92,644)
Denominator for basic and diluted weighted average shares...   3,219,525
                                                              ----------
Basic and diluted loss per common share.....................  $    (0.03)
                                                              ==========

    Due to the Company's net operating loss, diluted loss per common share is equal to basic loss per common share for the period ended September 30, 2001. As a result, the incremental shares have an anti-dilutive effect for the period ended September 30, 2001.

NOTE 6. RELATED PARTY TRANSACTIONS

    The Company has provided loans to employees for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan. The loans require the quarterly payment of interest at the market rate of interest in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of stockholders' equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the period

                         GLADSTONE CAPITAL CORPORATION

                               SEPTEMBER 30, 2001

NOTE 6. RELATED PARTY TRANSACTIONS (CONTINUED) ended September 30, 2001, the Company issued $8,800,050 in loans to seven employees for the exercise of options. The Company recognized interest income from these loans of $45,355 during the period ended September 30, 2001.

NOTE 7. INCOME TAXES

    The Company intends to qualify for treatment as a regulated investment company under Subchapter M of the Internal Revenue Code (the Code). As a regulated investment company, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a regulated investment company, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income and short-term capital gains on a quarterly basis. The Company may, but does not currently intend to, pay out a return of capital.

NOTE 8. SELECTED QUARTERLY DATA (UNAUDITED)

                                                              PERIOD ENDED
                                                           SEPTEMBER 30, 2001
                                                        ------------------------
                                                         PERIOD       QUARTER
                                                         ENDED         ENDED
                                                        JUNE 30,   SEPTEMBER 30,
                                                          2001         2001
                                                        --------   -------------
Total Operating Income................................  $     --     $394,854
Net Operating Loss....................................   (39,400)     (53,244)
Net Decrease in Stockholders'
  Equity Resulting from Operations....................   (39,400)     (53,244)
Basic loss per common share...........................     (0.91)       (0.01)
Diluted loss per common share.........................     (0.91)       (0.01)

NOTE 9. SUBSEQUENT EVENTS

INVESTMENTS

    On November 6, 2001, the Company made a senior subordinated loan of $10,500,000 to Finn Corporation at an interest rate of 13%. In connection with the loan, the Company received warrants to purchase 33,000 shares of common stock in Finn Corporation, exercisable at $7.50 per share.

    On December 17, 2001, the Company made a $16,500,000 loan to Marcal Corporation. This investment consisted of a $7,500,000 senior subordinated loan at an interest rate of 13% and a $9,000,000 first mortgage loan facility at an interest rate of 17%.

DIVIDENDS

    On December 10, 2001, the Company declared a first quarter dividend of $0.18 per share on its common stock, payable on January 15, 2002 to record holders as of December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

    We will file a definitive Proxy Statement with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) for Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is hereby incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is hereby incorporated by reference from our 2002 Proxy Statement under the caption "Compensation of Directors and Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is hereby incorporated by reference from our 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is hereby incorporated by reference from our 2002 Proxy Statement under the caption "Certain Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. DOCUMENTS FILED AS PART OF THIS REPORT

1. The following financial statements are filed herewith:

                                                                      PAGE
                                                              --------------------
Report of Independent Auditors..............................                    27
Consolidated Balance Sheets as of September 30, 2001 and
  May 30, 2001 (inception)..................................                    28
Consolidated Statement of Operations for the period from
  May 30, 2001 (inception) through September 30, 2001.......                    29
Consolidated Statement of Stockholders Equity for the period from May 30, 2001 (inception) through September 30,
  2001......................................................                    30
Consolidated Statement of Cash Flows for the period from
  May 30, 2001 (inception) through September 30, 2001.......                    31
Notes to Financial Statements...............................                    32

2. Financial statement schedules

    No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

        3.1*            Articles of Amendment and Restatement of the Articles of
                        Incorporation, incorporated by reference to Exhibit a.2 to
                        Pre-Effective Amendment No. 1 to the Registration Statement
                        on Form N-2 (File No. 333-63700), filed July 27, 2001.

        3.2*            By-laws, incorporated by reference to Exhibit b to
                        Pre-Effective Amendment No. 1 to the Registration Statement
                        on Form N-2 (File No. 333-63700), filed July 27, 2001.

        4.1*            Form of Direct Registration Transaction Advice for the
                        Company's common stock, par value $0.001 per share, the
                        rights of holders of which are defined in exhibits 3.1 and
                        3.2, incorporated by reference to Exhibit d to Pre-Effective
                        Amendment No. 1 to the Registration Statement on Form N-2
                        (File No. 333-63700), filed July 27, 2001.

        4.2* Specimen Stock Certificate, incorporated by reference to Exhibit d.2 to Pre-Effective Amendment No. 3 to the
                        Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

       10.1*            Employment Agreement, dated June 25, 2001, between the
                        Company and David Gladstone, incorporated by reference to Exhibit k.2 to Pre-Effective Amendment No. 1 to the
                        Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

       10.2*            Employment Agreement, dated July 23, 2001, between the
                        Company and Terry Lee Brubaker, incorporated by reference to
                        Exhibit k.3 to Pre-Effective Amendment No. 1 to the
                        Registration Statement on Form N-2 (File No. 333-63700),
                        filed July 27, 2001.

       10.3* Amendment to Employment Agreement, dated August 8, 2001, between the Company and David Gladstone, incorporated by reference to Exhibit k.4 to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File
                        No. 333-63700), filed August 10, 2001.

       10.4*            Promissory Note of David Gladstone in favor of the Company, dated August 23, 2001, filed with the Company's Quarterly
                        Report on Form 10-Q for the period ended June 30, 2001,
                        filed October 4, 2001.

       10.5* Promissory Note of Terry Brubaker in favor of the Company, dated August 23, 2001, filed with the Company's Quarterly
                        Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.

       10.6* Promissory Note of Harry Brill in favor of the Company, dated August 23, 2001, filed with the Company's Quarterly
                        Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.

       10.7* Subscription Agreement dated May 30, 2001, incorporated by reference to Exhibit p to the Registration Statement on Form N-2 (File No. 333-63700), filed June 22, 2001.

       10.8+ Facility Service License, dated November 1, 2001, between the Company and Teqcorner, LLC.

       10.9* Amended and Restated 2001 Equity Incentive Plan, incorporated by reference to Exhibit i.1 to Pre-Effective
                        Amendment No. 1 to the Registration Statement on Form N-2
                        (File No. 333-63700), filed July 27, 2001.

       10.10*           First Amendment to Amended and Restated 2001 Equity
                        Incentive Plan, incorporated by reference to Exhibit i.3 to
                        Pre-Effective Amendment No. 2 to the Registration Statement
                        on Form N-2 (File No. 333-63700), filed August 10, 2001.

       10.11*           Form of Stock Option Agreement, incorporated by reference to
                        Exhibit i.2 to Pre-Effective Amendment No. 1 to the
                        Registration Statement on Form N-2 (File No. 333-63700),
                        filed July 27, 2001.

       10.12* Form of Early Exercise Stock Purchase Agreement, incorporated by reference to Exhibit i.4 to Pre-Effective
                        Amendment No. 3 to the Registration Statement on Form N-2
                        (File No. 333-63700), filed August 23, 2001.

       11+              Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

       21+              Subsidiaries of the Registrant.

------------------------

*   Previously filed.

+  Filed herewith.

    All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

B.  REPORTS ON FORM 8-K

    During the last fiscal quarter of the fiscal year ended September 30, 2001, we did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GLADSTONE CAPITAL CORPORATION

Date: December 20, 2001                                By:  /s/ HARRY BRILL
                                                            -----------------------------------------
                                                            Harry Brill
                                                            Chief Financial Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: December 20, 2001                                By:  /s/ DAVID GLADSTONE
                                                            -----------------------------------------
                                                            David Gladstone
                                                            Chief Executive Officer and Chairman of
                                                            the Board of Directors
                                                            (principal executive officer)

Date: December 20, 2001                                By:  /s/ TERRY LEE BRUBAKER
                                                            -----------------------------------------
                                                            Terry Lee Brubaker
                                                            President, Chief Operating Officer
                                                            and Director

Date: December 20, 2001                                By:  /s/ HARRY BRILL
                                                            -----------------------------------------
                                                            Harry Brill
                                                            Chief Financial Officer and Treasurer
                                                            (principal financial and
                                                            accounting officer)

Date: December 20, 2001                                By:  /s/ DAVID A.R. DULLUM
                                                            -----------------------------------------
                                                            David A.R. Dullum
                                                            Director

Date: December 20, 2001                                By:  /s/ GEORGE STELLJES, III
                                                            -----------------------------------------
                                                            George Stelljes, III
                                                            Director

Date: December 20, 2001                                By:  /s/ ANTHONY W. PARKER
                                                            -----------------------------------------
                                                            Anthony W. Parker
                                                            Director