Form 10-Q
period 2001-12-31
GLADSTONE CAPITAL CORP
filed 2002-02-14
CIK 1143513

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED DECEMBER 31, 2001.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 814-00237

                          GLADSTONE CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)

                         MARYLAND                                               54-2040781
--------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


                          1616 ANDERSON ROAD, SUITE 208
                             MCLEAN, VIRGINIA 22102
                     ---------------------------------------
                     (Address of principal executive office)

                                 (703) 286-7000
                     ---------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.001 par value, outstanding as of January 31, 2002 was 10,060,178.


================================================================================

                          GLADSTONE CAPITAL CORPORATION
                                TABLE OF CONTENTS

                                                                                                                          PAGE
PART I.       FINANCIAL INFORMATION........................................................................................3

Item 1.       Financial Statements.........................................................................................3

              Consolidated Balance Sheets as of December 31, 2001 (unaudited)and September 30, 2001........................4
              Schedule of Investments as of December 31, 2001 (unaudited)..................................................5
              Consolidated Statement of Operations for the three months ended December 31, 2001 (unaudited)................6
              Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2001 (unaudited).....7
              Consolidated Statement of Cash Flows for the three months ended December 31, 2001 (unaudited)................8
              Notes to Financial Statements (unaudited)....................................................................9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......................11

              Overview....................................................................................................11
              Results of Operations.......................................................................................13
              Financial Condition, Liquidity and Capital Resources........................................................14

Item 3.       Quantitative and Qualitative Disclosure About Market Risk...................................................15

PART II.      OTHER INFORMATION...........................................................................................16

Item 1.       Legal Proceedings...........................................................................................16

Item 6.       Exhibits and Reports on Form 8-K............................................................................16

SIGNATURES


                          PART I--FINANCIAL INFORMATION

                          Gladstone Capital Corporation

                        Consolidated Financial Statements


                                December 31, 2001



                                    CONTENTS



Consolidated Balance Sheets...................................................................................4

Schedule of Investments.......................................................................................5

Consolidated Statements of Operations.........................................................................6

Consolidated Statements of Stockholders' Equity...............................................................7

Consolidated Statement of Cash Flows..........................................................................8

Notes to Consolidated Financial Statements....................................................................9


                          GLADSTONE CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                   ASSETS
                                                                                    (Unaudited)
                                                                                    December 31,           September 30,
                                                                                        2001                   2001
                                                                                   -------------           -------------
ASSETS
   Investments at fair value (Cost 12/31/2001: $42,017,863; 9/30/2001: $0)         $  42,017,863           $         -
   Cash and cash equivalents                                                          90,378,659             131,824,080
   Interest receivable - debt securities                                                  79,407                     -
   Interest receivable                                                                     3,737                  34,544
   Interest receivable - officers                                                            -                    45,355
   Prepaid assets                                                                        140,574                 166,250
   Other assets                                                                          249,762                 135,257
                                                                                   -------------           -------------
TOTAL ASSETS                                                                       $ 132,870,002           $ 132,205,486
                                                                                   =============           =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Dividends Payable                                                               $   1,810,832           $         -
   Accounts Payable                                                                      250,538                     -
   Accrued offering costs                                                                    -                   590,382
   Accrued expenses and deferred liabilities                                             223,380                 365,960
                                                                                   -------------           -------------
                Total Liabilities                                                  $   2,284,750           $     956,342
                                                                                   -------------           -------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, 50,000,000 shares authorized
      and 10,060,178 shares issued and outstanding                                 $      10,060           $      10,060
   Capital in excess of par value                                                    140,080,807             140,131,778
   Notes receivable - officers                                                        (8,799,119)             (8,800,050)
   Net realized loss                                                                         -                   (92,644)
   Distributions in excess of undistributed net realized earnings                       (706,496)                    -
                                                                                   -------------           -------------
                Total Stockholders' Equity                                           130,585,252             131,249,144
                                                                                   -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 132,870,002           $ 132,205,486
                                                                                   =============           =============


SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION

                             SCHEDULE OF INVESTMENTS

                             AS OF DECEMBER 31, 2001
                                   (UNAUDITED)


          COMPANY                      INDUSTRY                   INVESTMENT               COST          FAIR VALUE
----------------------------- --------------------------- --------------------------- ---------------- ---------------
ARI Holdings, Inc.            Manufacturing--auto parts    Sr. Subordinated Debt           $ 7,980,863     $ 7,980,863
----------------------------- --------------------------- --------------------------- ---------------- ---------------
Finn Corporation              Manufacturing--landscape     Sr. Subordinated Debt            10,500,000      10,500,000
                              equipment                    Common Stock Warrants                37,000          37,000
                                                           for 2% ownership
----------------------------- --------------------------- --------------------------- ---------------- ---------------
Marcal Paper Mills, Inc.      Manufacturing--paper         Sr. Subordinated Debt             7,500,000       7,500,000
                              products                     First Mortgage Facility           9,000,000       9,000,000
----------------------------- --------------------------- --------------------------- ---------------- ---------------
Nextira, LLC(1)               Service--network-related     Term Loan                         7,000,000       7,000,000
                              services
----------------------------- --------------------------- --------------------------- ---------------- ---------------
Totals                                                                                    $42,017,863     $42,017,863
                                                                                      ---------------- ---------------
                                                                                      ---------------- ---------------


----------
(1) We also have an $8 million credit facility with Nextira, LLC of which $0 was outstanding at December 31, 2001.


SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                                                        Three Months
                                                                                  Ended December 31, 2001
                                                                                  -----------------------
OPERATING INCOME
   Interest income - debt                                                                $   329,657
   Interest income - cash and cash equivalents                                               640,515
   Interest income - officer loans                                                           107,418
   Loan and managerial assistance fees                                                       611,809
                                                                                         -----------
                Total Operating Income                                                   $ 1,689,399
                                                                                         -----------

OPERATING EXPENSES
   Salaries and benefits                                                                 $   277,184
   Rent                                                                                       11,053
   Professional fees                                                                         101,421
   Directors fees                                                                              2,000
   General and administrative                                                                100,761
                                                                                         -----------
                Total Operating Expenses                                                 $   492,419
                                                                                         -----------
NET OPERATING INCOME(LOSS)                                                               $ 1,196,980
                                                                                         ===========


NET INCREASE(DECREASE) IN STOCKHOLDERS' EQUITY
RESULTING FROM OPERATIONS                                                                $ 1,196,980
                                                                                         ===========

-----------------------------------------------------------------------------------------------------

NET OPERATING INCOME PER COMMON SHARE:
   Basic                                                                                 $      0.12
   Diluted                                                                                      0.12



WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
   Basic                                                                                  10,060,178
   Diluted                                                                                10,146,030



SEE ACCOMPANYING NOTES.

                         GLADSTONE CAPITAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)


                                                                                    Notes         (Distributions
                                                                                  Receivable       in Excess of)
                                           Common Stock            Capital in    From Sale of      Undistributed         Total
                                     -------------------------     Excess of         Common        Net Realized      Stockholders'
                                      Shares         Amount        Par Value         Stock           Earnings            Equity
                                   -----------   -------------   -------------   -------------    --------------     -------------
Balance at September 30, 2001      10,060,178    $      10,060   $ 140,131,778   $  (8,800,050)   $     (92,644)     $ 131,249,144

Offering Costs                                                         (50,971)
                                                                                                                           (50,971)

Repayment of Principal
   on Notes Receivable                                                                     931                                 931

Net Increase in Stockholders'
   Equity Resulting from
   Operations                                                                                         1,196,980          1,196,980

Distributions                             -                -               -               -         (1,810,832)        (1,810,832)
                                -------------    -------------   -------------   -------------    -------------      -------------
Balance at December 31, 2001       10,060,178    $      10,060   $ 140,080,807   $  (8,799,119)   $    (706,496)     $ 130,585,252
                                =============    =============   =============   =============    =============      =============


SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                       December 31, 2001
                                                                                       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in stockholders' equity resulting from operations                        $   1,196,980
   Adjustments to reconcile net decrease in stockholders' equity resulting from operations to net cash provided by operating activities:

         Increase in interest receivable                                                        (3,245)
         Increase in other assets                                                             (114,505)
         Decrease in accrued expenses and deferred liabilities                                (142,580)
         Decrease in prepaid assets                                                             25,676
         Increase in accounts payable                                                          250,538
                                                                                         -------------
                Net Cash Provided by Operating Activities                                $   1,212,864
                                                                                         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                                               $ (42,017,863)
                                                                                         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Offering costs                                                                        $     (50,971)
   Decrease in accrued offering costs                                                         (590,382)
   Repayment of principal on notes receivable--officers                                            931
                                                                                         -------------
                Net Cash Used in Financing Activities                                    $    (640,422)
                                                                                         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                $ (41,445,421)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             131,824,080
                                                                                         -------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  90,378,659
                                                                                         =============


SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2001


NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

         Interim financial statements of Gladstone Capital Corporation (the "Company") are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission.

NOTE 2. ORGANIZATION

         The Company was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

         Gladstone Advisers, Inc., a wholly-owned subsidiary, conducts the daily administrative operations of the Company.

         On August 29, 2001, the Company closed its initial public offering and sold 9,430,000 shares of its common stock at $15.00 per share, less an underwriting discount of $1.05 per share and offering expenses of $859,343, for total net proceeds to the Company of $130,689,157.


NOTE 3. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

         Numerator for basic and diluted earnings per share                        $   1,196,980
         Denominator for basic weighted average shares                                10,060,178
         Employee stock options                                                          663,330
         Dilutive potential shares                                                        85,852
         Denominator for diluted weighted average shares                              10,146,030
         Basic earnings per common share                                                   $0.12
         Diluted earnings per common share                                                 $0.12

NOTE 4. NET ASSET VALUE PER SHARE

         The Company's net asset value per share at December 31, 2001 was $12.98 and at September 30, 2001 was $13.05.

NOTE 5. DIVIDENDS

         The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a dividend is declared each quarter. At year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company has a policy of retaining long-term capital gains and not paying them out as dividends.

         On January 15, 2002, the Company paid a dividend of $0.18 per share on its common stock to its stockholders of record as of December 31, 2001.

NOTE 6. INVESTMENT VALUATION

         The Company carries its investments at fair value, as determined by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer's ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.

NOTE 7. LOAN AND MANAGERIAL ASSISTANCE FEES

         The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Advisers, Inc. The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments. Such fees are normally paid at the closing of the Company's investments and are non-recurring. These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital and providing general financial advice. For the three months ended December 31, 2001, these fees totaled $612,000.

         From time to time, the Company will be invited to participate as a co-lender in a transaction. Where the Company does not provide significant managerial assistance services, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         ALL STATEMENTS CONTAINED HEREIN, OTHER THAN HISTORICAL FACTS, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, FUTURE EVENTS OR OUR FUTURE PERFORMANCE OR FINANCIAL CONDITION. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "MIGHT," "BELIEVE," "WILL," "PROVIDED," "ANTICIPATE," "FUTURE," "COULD," "GROWTH," "PLAN," "INTEND," "EXPECT," "SHOULD," "WOULD," "IF," "SEEK," "POSSIBLE," "POTENTIAL" OR THE NEGATIVE OF SUCH TERMS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, (1) ADVERSE CHANGES IN INTEREST RATES; (2) OUR FAILURE OR INABILITY TO ESTABLISH OR MAINTAIN REFERRAL ARRANGEMENTS WITH LEVERAGED BUYOUT FUNDS AND VENTURE CAPITAL FUNDS TO GENERATE LOAN OPPORTUNITIES; (3) THE LOSS OF ONE OR MORE OF OUR EXECUTIVE OFFICERS, IN PARTICULAR DAVID GLADSTONE OR TERRY LEE BRUBAKER; (4) OUR INABILITY TO ESTABLISH OR MAINTAIN A CREDIT FACILITY ON TERMS REASONABLY ACCEPTABLE TO US, IF AT ALL; (5) OUR INABILITY TO SUCCESSFULLY SECURITIZE OUR LOAN PORTFOLIO ON TERMS REASONABLY ACCEPTABLE TO US, IF AT ALL; (6) THE DECISION OF OUR COMPETITORS TO AGGRESSIVELY SEEK TO MAKE SENIOR AND SUBORDINATED LOANS TO SMALL AND MEDIUM-SIZED BUSINESSES ON TERMS MORE FAVORABLE THAN WE INTEND TO PROVIDE;
(7) OUR INABILITY TO CONSUMMATE LOAN TRANSACTIONS WITH ONE OR MORE OF THE ENTITIES IDENTIFIED UNDER THE CAPTION "PROSPECTIVE PORTFOLIO COMPANIES" OF OUR PROSPECTUS DATED AUGUST 23, 2001, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") ON AUGUST 27, 2001, ON TERMS ACCEPTABLE TO US, IF AT ALL; AND (8) THOSE FACTORS LISTED UNDER THE CAPTION "RISK FACTORS" OF THE ANNUAL REPORT ON FORM 10-K AS FILED WITH THE SEC ON DECEMBER 21, 2001. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT ON 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE AFTER THE DATE OF THIS FORM 10-Q.

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

         We seek out small and medium-sized businesses that meet certain criteria, including (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with significant ownership interest in the borrower, (4) profitable operations based on the borrower's cash flow, (5) reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and (6) the potential to realize appreciation and gain liquidity in our equity position. We anticipate that this liquidity will be achieved through a merger or acquisition of the borrower, a public offering by the borrower or by exercise of our right to require the borrower to buy back its warrants. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

         As a business development company, we make available significant managerial assistance to our portfolio companies. Such assistance typically involves closely monitoring the operations of each company, participating in its board and management meetings, being available for consultation with its officers and providing organizational and financial guidance.

         Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed rate or an annualized variable rate that exceeds the prime rate. Most, if not all, of the debt securities we acquire are unrated by credit rating agencies. To the extent possible, our loans generally are collateralized by a security interest in the borrower's assets. Interest payments are generally made monthly or quarterly with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest generally become due at maturity at five to seven years. We focus on making loans accompanied by warrants to purchase stock in the borrowers. These warrants typically have a nominal exercise price and entitle us to purchase a modest percentage of the borrower's stock.

         To date, we have made four investments for a total of approximately $42 million with a commitment to lend up to an additional $8 million to one of our portfolio companies under a revolving line of credit. In addition, we are earnestly working toward the consummation of more investments. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we can not assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

         We carry our investments on our balance sheet at fair value, as determined by our board of directors. Securities that are publicly traded will be valued at their respective closing price prices on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by our board of directors. In making such determination, our board of directors values non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, our board of directors determines the fair value based on the collateral, the issuer's ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.

         We initially expected that it would take approximately one year to substantially fully invest the proceeds from our initial public offering. However, the terrorist attacks on the United States on September 11, 2001 and the ensuing economic uncertainty have resulted in a delay in the rate at which we have been able to enter into loans. We anticipate that we are approximately ninety days behind our original schedule for closing loans.

RESULTS OF OPERATIONS

OPERATING INCOME

         Operating income for the quarter ended December 31, 2001 was approximately $1.2 million. This amount consisted of approximately $640,000 in interest income from our invested cash and cash equivalents, approximately $330,000 in interest income from our investments in debt securities of private companies, approximately $612,000 in non-recurring fee income and approximately $107,000 in interest income from loans to our employees in connection with the exercise of employee stock options.

         The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our initial public offering in short-term investment grade securities during the quarter. As we acquire debt securities, we expect that income from invested cash and cash equivalents will decline as a percentage of total revenue and that interest income from debt securities will increase and become our predominant source of revenue.

         Income from investments in debt securities of private companies was modest since we did not close our first investment until November 6, 2001 and the remaining three investments did not close until late December 2001. As we continue to invest the proceeds of our initial public offering in debt securities of private companies, we expect that we will generate additional income from these debt securities, which we anticipate will be at interest rates significantly greater than the rates that we are currently receiving on our deposited cash and cash equivalents.

         As a business development company under the 1940 Act, we are required to provide significant managerial assistance to our portfolio companies. We provide these services, for which we receive fees, through our wholly-owned subsidiary, Gladstone Advisers, Inc. Such fees are only paid to us at the closing of the investments and are non-recurring. The specific services we provide vary by portfolio company, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital and providing general financial advice.

         The only continuing revenue associated with our investments is interest paid on the loans we make and, potentially, capital gains received in connection with the liquidation of any associated equity interest (e.g., warrants).

OPERATING EXPENSES

         Operating expenses for the quarter ended December 31, 2001 were approximately $492,000. This amount consisted primarily of salaries and benefits, professional fees, rent and general and administrative expenses.

         Salaries and benefits consisted of approximately $277,000 for the quarter ended December 31, 2001; we expect this expense to increase as we hire additional loan officers. The remainder of the operating expenses incurred for the quarter ended December 31, 2001 consisted of approximately $101,000 in professional fees, $11,000 in rent and $101,000 in general and administrative expenses.

         We believe that this level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we begin to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

NET OPERATING INCOME

         As a result of the operating income and operating expenses described above, we had net operating income of approximately $1.2 million for the quarter ended December 31, 2001. Based on a weighted-average of 10,060,178 (actual) and 10,146,030 (fully diluted) shares outstanding, our net operating income per common share for the quarter ended December 31, 2001 was $0.12, basic and fully diluted, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had investments in debt securities of four private companies, approximately $42 million of total investment assets and a commitment to lend up to an additional $8 million to one of our portfolio companies under a revolving line of credit.

         Cash used by operating activities for the quarter ended December 31, 2001, consisting primarily of the items described in "Results of Operations," was approximately $1.2 million. Net cash used in investing activities was approximately $42 million and primarily consisted of the amounts used to make investments in our four portfolio companies. Net cash used in financing activities was approximately $640,000 for the quarter ended December 31, 2001 and consisted primarily of the repayment of accrued costs associated with our initial public offering.

         During the quarter ended December 31, 2001, cash and cash equivalents decreased from approximately $131.8 million at the beginning of the quarter to approximately $90.4 million at the end of the quarter. This decrease of approximately $41.4 million was largely the result of our investing activities, described above.

         In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, on December 10, 2001, we declared a quarterly cash dividend of $0.18 per share on our common stock which was paid on January 15, 2002 to stockholders of record as of December 31, 2001. This dividend was paid from ordinary income.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are subject to financial market risks, including changes in interest rates. We expect that approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates. To date, we have made only four investments and substantially all of the remainder of our assets are invested in money market instruments.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

3.1 Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment
         No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2      By-laws, incorporated by reference to Exhibit b to Pre-Effective
         Amendment No. 1 to the Registration Statement on Form N-2 (File
         No. 333-63700), filed July 27, 2001.

4.1 Form of Direct Registration Transaction Advice for the Company's common stock, par value $0.001 per share, the rights of holders of which are defined in exhibits 3.1 and 3.2, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 1 to the Registration Statement on Form
         N-2 (File No. 333-63700), filed July 27, 2001.

4.2 Specimen Stock Certificate, incorporated by reference to Exhibit d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2
         (File No. 333-63700), filed August 23, 2001.

10.1 Facility Service License, dated November 1, 2001, between the Company and Teqcorner, LLC, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended September 30,
         2001 (File No. 814-00237), filed December 21, 2001.

11 Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).


         All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the period for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GLADSTONE CAPITAL CORPORATION


                                       By: /s/ Harry Brill
                                           ----------------------------------
                                           Harry Brill
                                           Chief Financial Officer and Treasurer



Date:    February 14, 2002