Form 10-Q
period 2002-03-31
GLADSTONE CAPITAL CORP
filed 2002-05-14
CIK 1143513

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002.

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 814-00237

                          GLADSTONE CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)

            MARYLAND                             54-2040781
 ------------------------------         ----------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

                          1616 ANDERSON ROAD, SUITE 208
                             MCLEAN, VIRGINIA 22102
                       ----------------------------------
                     (Address of principal executive office)

                                 (703) 286-7000
                       ----------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.001 par value, outstanding as of May 1, 2002 was 10,060,178.
================================================================================

                          GLADSTONE CAPITAL CORPORATION
                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.       FINANCIAL INFORMATION.......................................................3

Item 1.       Financial Statements........................................................3

              Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
              September 30, 2001..........................................................4
              Schedule of Investments as of March 31, 2002 (unaudited)....................5
              Consolidated Statement of Operations for the three and six months ended March 31, 2002 (unaudited)............................................6
              Consolidated Statements of Stockholders' Equity for the six
              months ended March 31, 2002 (unaudited).....................................7
              Consolidated Statement of Cash Flows for the six months ended
              March 31, 2002 (unaudited)..................................................8
              Notes to Financial Statements (unaudited)...................................9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................12

              Overview...................................................................12
              Results of Operations......................................................14
              Liquidity and Capital Resources............................................16

Item 3.       Quantitative and Qualitative Disclosure About Market Risk..................17

Item 4.       Submission of Matters to a Vote of Security Holders........................17

PART II.      OTHER INFORMATION..........................................................18

Item 1.       Legal Proceedings..........................................................18

Item 6.       Exhibits and Reports on Form 8-K...........................................18

SIGNATURES

                          PART I--FINANCIAL INFORMATION

                          GLADSTONE CAPITAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                    CONTENTS

Consolidated Balance Sheets..........................................4

Schedule of Investments..............................................5

Consolidated Statements of Operations................................6

Consolidated Statements of Stockholders' Equity......................7

Consolidated Statement of Cash Flows.................................8

Notes to Consolidated Financial Statements...........................9

                          GLADSTONE CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                   (UNAUDITED)
                                                                                    MARCH 31,           SEPTEMBER 30,
                                                                                      2002                  2001
                                                                                   --------------      --------------
ASSETS
         Investments at fair value (Cost 3/31/2002: $42,180,138; 9/30/2001: $0)    $  42,180,138       $           -
         Cash and cash equivalents                                                    89,351,798         131,824,080
         Interest receivable-- debt securities                                           413,837                   -
         Interest receivable                                                              23,659              34,544
         Interest receivable-- officers                                                  107,409              45,355
         Prepaid assets                                                                   96,572             166,250
         Other assets                                                                    335,615             135,257
                                                                                   --------------      --------------
TOTAL ASSETS                                                                       $ 132,509,028       $ 132,205,486
                                                                                   ==============      ==============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Dividends Payable                                                         $   2,112,637       $           -
         Accounts Payable                                                                130,500                   -
         Accrued offering costs                                                                -             590,382
         Accrued expenses and deferred liabilities                                       384,794             365,960
                                                                                   --------------      --------------
                             Total Liabilities                                     $   2,627,931       $     956,342
                                                                                   --------------      --------------

STOCKHOLDERS' EQUITY
         Common stock, $0.001 par value, 50,000,000 shares authorized
           and 10,060,178 shares issued and outstanding                            $      10,060       $      10,060
         Capital in excess of par value                                              140,080,807         140,131,778
         Notes receivable-- officers                                                  (8,799,119)         (8,800,050)
         Net realized loss                                                                     -             (92,644)
         Distributions in excess of undistributed net realized earnings               (1,410,651)                  -
                                                                                   --------------      --------------
                             Total Stockholders' Equity                            $ 129,881,097       $ 131,249,144
                                                                                   --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 132,509,028       $ 132,205,486
                                                                                   ==============      ==============

SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION

                             SCHEDULE OF INVESTMENTS

                              AS OF MARCH 31, 2002
                                   (UNAUDITED)

      COMPANY                    INDUSTRY                 INVESTMENT                COST       FAIR VALUE
-------------------------  -------------------------  -----------------------   -----------   ------------
ARI Holdings, Inc.         Manufacturing--auto parts  Sr. Subordinated Debt     $ 8,047,508    $ 8,047,508
-------------------------  -------------------------  -----------------------   -----------   ------------
Finn Corporation           Manufacturing--landscape   Sr. Subordinated Debt      10,500,000     10,500,000
                           equipment                  Common Stock Warrants          37,000         37,000
                                                      for 2% ownership
-------------------------  -------------------------  -----------------------   -----------   ------------
Marcal Paper Mills, Inc.   Manufacturing--paper       Sr. Subordinated Debt       7,500,000      7,500,000
                           products                   First Mortgage Facility     9,030,282      9,030,282
-------------------------  -------------------------  -----------------------   -----------   ------------
Nextira, LLC               Service--network-related   Term Loan                   6,248,613      6,248,613
                           services                   Credit Facility(1)            816,735        816,735
-------------------------  -------------------------  -----------------------   -----------   ------------
Totals                                                                          $42,180,138    $42,180,138
                                                                                ===========   ============

--------------------------
(1)  This is an $8 million credit facility.

SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                             THREE MONTHS        SIX MONTHS
                                                                           ENDED MARCH 31,      ENDED MARCH 31,
                                                                                 2002                2002
                                                                          ----------------      ---------------
OPERATING INCOME
     Interest income - debt                                                    $ 1,596,970          $ 1,926,627
     Interest income - cash and cash equivalents                                   368,570            1,009,085
     Interest income - officer loans                                               107,409              214,827
     Loan and managerial assistance fees                                            29,102              640,911
     Other income                                                                   47,500               47,500
                                                                          ----------------      ---------------
                      Total Operating Income                                   $ 2,149,551          $ 3,838,950
                                                                          ----------------      ---------------

OPERATING EXPENSES
     Salaries and benefits                                                     $   327,158          $   604,342
     Rent                                                                           36,227               47,280
     Professional fees                                                             114,061              215,482
     Directors' fees                                                                 5,000                7,000
     General and administrative                                                    258,623              359,384
                                                                          ----------------      ---------------
                      Total Operating Expenses                                 $   741,069          $ 1,233,488
                                                                          ----------------      ---------------

NET OPERATING INCOME(LOSS)                                                     $ 1,408,482          $ 2,605,462
                                                                          ================      ===============
NET INCREASE(DECREASE) IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS       $ 1,408,482          $ 2,605,462
                                                                          ================      ===============

NET OPERATING INCOME PER COMMON SHARE:
     Basic                                                                     $      0.14          $      0.26
     Diluted                                                                   $      0.14          $      0.26

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
     Basic                                                                      10,060,178           10,060,178
     Diluted                                                                    10,160,417           10,153,223

SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                    NOTES           (DISTRIBUTIONS
                                                                                  RECEIVABLE        IN EXCESS OF)
                                      COMMON STOCK               CAPITAL IN      FROM SALE OF       UNDISTRIBUTED       TOTAL
                                 ---------------------------      EXCESS OF         COMMON           NET REALIZED    STOCKHOLDERS'
                                   SHARES           AMOUNT        PAR VALUE         STOCK              EARNINGS         EQUITY
                                 ----------        ---------    -------------    ------------       -------------    -------------
Balance at September 30, 2001    10,060,178        $  10,060    $ 140,131,778    $ (8,800,050)      $     (92,644)   $ 131,249,144

Offering Costs                                                        (50,971)                                             (50,971)

Repayment of Principal
         on Notes Receivable                                                              931                                  931

Net Increase in Stockholders'
         Equity Resulting from
         Operations                                                                                     2,605,462        2,605,462

Distributions                             -                -                -               -          (3,923,469)      (3,923,469)
                                 ----------        ---------    -------------    ------------       -------------    -------------
Balance at March 31, 2002        10,060,178        $  10,060    $ 140,080,807    $ (8,799,119)      $  (1,410,651)   $ 129,881,097
                                 ==========        =========    =============    ============       =============    =============

SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                               MARCH 31, 2002
                                                                              ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net increase in stockholders' equity resulting from operations        $   2,605,462
         Adjustments to reconcile net decrease in stockholders' equity resulting from operations to net cash provided by operating activities:
                  Increase in interest receivable                                   (465,006)
                  Increase in other assets                                          (200,358)
                  Increase in accrued expenses and deferred liabilities               18,834
                  Decrease in prepaid assets                                          69,678
                  Increase in accounts payable                                       130,500
                  Increase in payment in kind interest                               (96,927)
                                                                              ----------------
                                  Net Cash Provided by Operating Activities    $   2,062,183
                                                                              ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                               $ (42,083,211)
                                                                              ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Offering costs                                                        $     (50,971)
         Decrease in accrued offering costs                                         (590,382)
         Repayment of principal on notes receivable--officers                             931
         Distributions paid                                                       (1,810,832)
                                                                              ----------------
                                  Net Cash Used in Financing Activities        $  (2,451,254)
                                                                              ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      $ (42,472,282)
                                                                              ----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 $ 131,824,080
                                                                              ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  89,351,798
                                                                              ================

SEE ACCOMPANYING NOTES.

                          GLADSTONE CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

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

     Gladstone Advisers, Inc., a wholly-owned subsidiary, conducts the daily administrative operations of the Company.


NOTE 3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the six months ended March 31, 2002:

Numerator for basic and diluted earnings per share             $ 2,605,462
Denominator for basic weighted average shares                   10,060,178
Employee stock options                                             723,330
Dilutive potential shares                                           93,045
Denominator for diluted weighted average shares                 10,153,223
Basic earnings per common share                                       0.26
Diluted earnings per common share                                     0.26

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002:

Numerator for basic and diluted earnings per share             $ 1,408,482
Denominator for basic weighted average shares                   10,060,178
Employee stock options                                             723,330
Dilutive potential shares                                          100,239
Denominator for diluted weighted average shares                 10,160,417
Basic earnings per common share                                       0.14
Diluted earnings per common share                                     0.14


NOTE 4. NET ASSET VALUE PER SHARE

     The Company's net asset value per share was $12.91 and $13.05 at March 31, 2002 and September 30, 2001, respectively.

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

     On January 15, 2002, the Company paid a dividend of $0.18 per share on its common stock to its stockholders of record as of December 31, 2001. On April 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to it stockholders of record as of March 28, 2002.

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

NOTE 7. LOAN AND MANAGERIAL ASSISTANCE FEES

     The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Advisers, Inc. The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments. Such fees are normally paid at the closing of the Company's investments and are generally non-recurring. These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital and providing general financial advice. For the three and six months ended March 31, 2002, these fees totaled $29,102 and $640,911, respectively.

     From time to time, the Company will be invited to participate as a co-lender in a transaction. Where the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

NOTE 8. PAYMENT IN KIND INTEREST

     The Company has loans in its portfolio which contain a payment in kind provision ("PIK"). The PIK interest is added to the principal balance of the loan and recorded as income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected the cash. For the three and six months ended March 31, 2002, the Company recorded $130,458 of PIK income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     ALL STATEMENTS CONTAINED HEREIN, OTHER THAN HISTORICAL FACTS, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, FUTURE EVENTS OR OUR FUTURE PERFORMANCE OR FINANCIAL CONDITION. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "MIGHT," "BELIEVE," "WILL," "PROVIDED," "ANTICIPATE," "FUTURE," "COULD," "GROWTH," "PLAN," "INTEND," "EXPECT," "SHOULD," "WOULD," "IF," "SEEK," "POSSIBLE," "POTENTIAL" OR THE NEGATIVE OF SUCH TERMS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, (1) ADVERSE CHANGES IN INTEREST RATES; (2) OUR FAILURE OR INABILITY TO ESTABLISH OR MAINTAIN REFERRAL ARRANGEMENTS WITH LEVERAGED BUYOUT FUNDS AND VENTURE CAPITAL FUNDS TO GENERATE LOAN OPPORTUNITIES; (3) THE LOSS OF ONE OR MORE OF OUR EXECUTIVE OFFICERS, IN PARTICULAR DAVID GLADSTONE OR TERRY LEE BRUBAKER; (4) OUR INABILITY TO ESTABLISH OR MAINTAIN A CREDIT FACILITY ON TERMS REASONABLY ACCEPTABLE TO US, IF AT ALL; (5) OUR INABILITY TO SUCCESSFULLY SECURITIZE OUR LOAN PORTFOLIO ON TERMS REASONABLY ACCEPTABLE TO US, IF AT ALL; (6) THE DECISION OF OUR COMPETITORS TO AGGRESSIVELY SEEK TO MAKE SENIOR AND SUBORDINATED LOANS TO SMALL AND MEDIUM-SIZED BUSINESSES ON TERMS MORE FAVORABLE THAN WE INTEND TO PROVIDE; AND (7) THOSE FACTORS LISTED UNDER THE CAPTION "RISK FACTORS" OF THE ANNUAL REPORT ON FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 21, 2001. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT ON 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE AFTER THE DATE OF THIS FORM 10-Q.

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

     Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed rate or an annualized variable rate that exceeds the prime rate. Most, if not all, of the debt securities we acquire are unrated by credit rating agencies. To the extent possible, our loans generally are collateralized by a security interest in the borrower's assets. Interest payments are generally made monthly or quarterly with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest generally become due at maturity at five to seven years. When we receive a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have a nominal exercise price and entitle us to purchase a modest percentage of the borrower's stock.

     In addition, as a business development company under the 1940 Act, we are required to provide significant managerial assistance to our portfolio companies. We provide these services, for which we receive fees, through our wholly-owned subsidiary, Gladstone Advisers, Inc. Such fees are typically only paid to us at the closing of the investments and are generally non-recurring, however in some instances they may have a recurring component. The specific services we provide vary by portfolio company, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital and providing general financial advice. We record these fees as managerial assistance fee revenue in the period in which the fees are paid.

     Prior to making an investment, we ordinarily enter into a non-binding commitment letter with the potential borrower. These non-binding commitments are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower's business. Typically, upon execution of this non-binding commitment letter, the potential borrower pays us a small non-refundable fee (usually no more than 0.1% of our proposed investment) for our services rendered through the commitment date. We recognize this fee as revenue upon execution of the non-binding commitment letter.

     In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the proposed transaction. Any amounts collected are recognized as "other income" in the quarter in which such reimbursement is received. Also, in the event that we have incurred significant legal fees in connection with the transaction, we will typically also seek reimbursement for these expenses from the proposed borrower. However, there can be no guarantee that we will be successful in collecting any such reimbursements.

     To date, we have made seven different loans to, or investments in, five companies for a total of approximately $46.7 million, including one investment that we closed after the end of the second fiscal quarter. We have a further commitment to lend up to, approximately, an additional $7.2 million to one of our portfolio companies under a credit facility. In addition, we are earnestly working toward the consummation of more investments. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we can not assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

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

     We initially expected that it would take approximately one year to substantially fully invest the proceeds from our initial public offering. However, the terrorist attacks on the United States on September 11, 2001 and the ensuing economic uncertainty have resulted in a delay in the rate at which we have been able to enter into loans. We anticipate that we are approximately six months behind our original schedule for closing loans.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2002

OPERATING INCOME

     Operating income for the six months ended March 31, 2002 was approximately $3.8 million. This amount consisted of approximately $1 million in interest income from our invested cash and cash equivalents, approximately $1.9 million in interest income from our investments in debt securities of private companies, approximately $641,000 in fee income, approximately $215,000 in interest income from loans to our employees in connection with the exercise of employee stock options and approximately $47,000 of other income related to fees collected from companies with whom investment negotiations have been terminated.

     The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our initial public offering in short-term investment grade securities during the six months. As we acquire debt securities, we expect that income from invested cash and cash equivalents will decline as a percentage of total revenue and that interest income from debt securities will increase and become our predominant source of revenue.

     Income from investments in debt securities of private companies was modest for the six months ended March 31, 2002 since we did not close our first investment until November 6, 2001 and the remaining three investments did not close until late December 2001 and because we made no new investments in the most recent quarter. As we continue to invest the proceeds of our initial public offering in debt securities of private companies, we expect that we will generate additional income from these debt securities, which we anticipate will be at interest rates significantly greater than the rates that we are currently receiving on our deposited cash and cash equivalents.

     Fee income for the six months ended March 31, 2002 consisted primarily of managerial assistance fees received in the first fiscal quarter in connection with investments we closed in that quarter. It also includes $12,000 of income from an up-front fee paid by a company with which we consummated an investment after the end of the quarter, but prior to the filing of this Form 10-Q, and approximately $17,000 in fees associated with our outstanding credit facility with Nextira, LLC.

     For the six months ended March 31, 2002, other income was comprised of $20,000 in up-front fees for two proposed investments that were ultimately terminated and approximately $27,000 in reimbursed expenses incurred in connection with one of those investments.

     The only significant continuing revenue associated with the investments we have already closed is interest paid and, potentially, capital gains received in connection with the liquidation of any associated equity interest (e.g., warrants). While in some instances we may also receive on-going managerial fee revenue in connection with a consummated investment, any such amounts are insignificant.

OPERATING EXPENSES

     Operating expenses for the six months ended March 31, 2002 were approximately $1.2 million. This amount consisted primarily of salaries and benefits, professional fees, rent and general and administrative expenses.

     Salaries and benefits consisted of approximately $604,000 for the six months ended March 31, 2002; we expect this expense to increase as we hire additional loan officers. The remainder of the operating expenses incurred for the six months ended March 31, 2002 consisted of approximately $215,000 in professional fees, $47,000 in rent and $359,000 in general and administrative expenses.

     We believe that this level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we begin to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

NET OPERATING INCOME

     As a result of the operating income and operating expenses described above, we had net operating income of approximately $2.6 million for the six months ended March 31, 2002. Based on a weighted-average of 10,060,178 (basic) and 10,153,223 (fully diluted) shares outstanding, our net operating income per common share for the six months ended March 31, 2002 was $0.26 (basic and fully diluted).

FOR THE THREE MONTHS ENDED MARCH 31, 2002

OPERATING INCOME

     Operating income for the quarter ended March 31, 2002 was approximately $2.1 million. This amount consisted of approximately $369,000 in interest income from our invested cash and cash equivalents, approximately $1.6 million in interest income from our investments in debt securities of private companies, approximately $29,000 in fee income, approximately $107,000 in interest income from loans to our employees in connection with the exercise of employee stock options and approximately $47,000 of other income related to fees collected from companies with whom investment negotiations have been terminated.

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

     Income from investments in debt securities of private companies increased during the quarter ended March 31, 2002 as compared to the quarter ended December 31, 2001 as a result of the fact we were able to realize interest income on all four of our investments for the entire quarter. We did not close our first investment until November 6, 2001 and the remaining three investments did not close until late December 2001. However, as noted above we did not make any additional investments during the three months ended March 31, 2002.

     Fee income for the quarter ended March 31, 2002 consisted of a $12,000 up-front fee paid by a borrower with whom we consummated an investment after the end of the quarter, but prior to the filing of this Form 10-Q, and approximately $17,000 in fees associated with our outstanding credit facility with Nextira, LLC.

     Other income for the quarter ended March 31, 2002 was comprised of $20,000 in up-front fees for two proposed investments that were ultimately terminated and approximately $27,000 in reimbursed expenses incurred in connection with one of those investments.

     The only significant continuing revenue associated with the investments we have already closed is interest paid and, potentially, capital gains received in connection with the liquidation of any associated equity interest (e.g., warrants). While in some instances we may also receive on-going managerial fee revenue in connection with a consummated investment, any such amounts are insignificant.

OPERATING EXPENSES

     Operating expenses for the quarter ended March 31, 2002 were approximately $741,000. This amount consisted primarily of salaries and benefits, professional fees, rent and general and administrative expenses.

     Salaries and benefits consisted of approximately $327,000 for the quarter ended March 31, 2002; we expect this expense to increase as we hire additional loan officers. The remainder of the operating expenses incurred for the quarter ended March 31, 2002 consisted of approximately $114,000 in professional fees, $36,000 in rent and $259,000 in general and administrative expenses.

     We believe that this level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we begin to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

NET OPERATING INCOME

     As a result of the operating income and operating expenses described above, we had net operating income of approximately $1.4 million for the quarter ended March 31, 2002. Based on a weighted-average of 10,060,178 (basic) and 10,160,417 (fully diluted) shares outstanding, our net operating income per common share for the quarter ended March 31, 2002 was $0.14 (basic and fully diluted).

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had investments in debt securities of, or loans to, four private companies, totaling approximately $41.4 million of total investment assets. We have also loaned approximately $800,000 to one portfolio company under an $8 million credit facility.

     On May 2, 2002, we closed an investment in Kozy Shack Enterprises, Inc., a processed food manufacturing and distributing company. The investment consisted of a senior subordinated loan of $4.5 million with a term of four years and carries an interest rate of 18%. This investment was part of a larger $18.8 million credit facility.

     We currently have a number of non-binding investment commitments outstanding that we hope to close in the next ninety days.

     Cash provided by operating activities for the six months ended March 31, 2002, consisting primarily of the items described in "Results of Operations," was approximately $2.1 million. Net cash used in investing activities was approximately $42 million for the six months ended March 31, 2002 and primarily consisted of the amounts used to make investments in our four portfolio companies. Net cash used in financing activities was approximately $2.5 million for the six months ended March 31, 2002 and consisted primarily of the repayment of accrued costs of approximately $640,000 associated with our initial public offering and the payment of our first quarter dividend of approximately $1.8 million.

     During the quarter ended March 31, 2002, cash and cash equivalents decreased from approximately $90.4 million at the beginning of the quarter to approximately $89.4 million at the end of the quarter. This decrease of approximately $1 million was largely the result of our operating and financing activities, described above.

     In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, on December 10, 2001, we declared a quarterly cash dividend of $0.18 per share on our common stock which was paid on January 15, 2002 to stockholders of record as of December 31, 2002 and on March 14, 2002 we declared a quarterly cash dividend of $0.21 per share which was paid on April 8, 2002 to stockholders of record as of March 28, 2002. These dividends were paid from ordinary income.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 26, 2002 the Company held its 2002 Annual Stockholders' Meeting (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders voted to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended September 30, 2002. Votes for this proposal, and for the election of Anthony W. Parker as a director of the Company, are listed in the table below.

                                      PROPOSAL 1: ELECTION OF DIRECTOR          PROPOSAL 2: RATIFICATION OF
                                                                                    INDEPENDENT AUDITORS
Votes in favor of the proposal                    9,648,126                              9,633,686

Votes against the                                    34,308                                 22,328
proposal/withheld

Exceptions/                                               0                                 26,420
abstentions
                                                  ---------                              ---------
Total shares voted                                9,682,434                              9,682,434
                                                  =========                              =========

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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GLADSTONE CAPITAL CORPORATION



                                       BY: /s/ Harry Brill
                                       -------------------------------------

                                       Harry Brill
                                       Chief Financial Officer and Treasurer

Date:    May 14, 2002