Form 10-Q
period 2002-06-30
GLADSTONE CAPITAL CORP
filed 2002-08-14
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1616 ANDERSON ROAD, SUITE 208 MCLEAN, VIRGINIA 22102
(Address of principal executive office)

(703) 286-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 13, 2002 was 10,071,844.

GLADSTONE CAPITAL CORPORATION

PART I — FINANCIAL INFORMATION

Gladstone Capital Corporation

Consolidated Financial Statements

June 30, 2002

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2002	September 30, 2001
ASSETS
Investments at fair value (Cost of $66,008,175 and $0, respectively)	$66,008,175	$—
Cash and cash equivalents	70,657,117	131,824,080
Interest receivable - debt securities	551,881	—
Interest receivable	10,362	34,544
Interest receivable - officers	108,690	45,355
Prepaid assets	46,770	166,250
Other assets	341,987	135,257

TOTAL ASSETS	$137,724,982	$132,205,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Dividends Payable	$2,115,087	$—
Accounts Payable	160,524	—
Interest Payable	103	—
Accrued offering costs	—	590,382
Accrued expenses and deferred liabilities	558,132	365,960
Repurchase agreement	4,900,000	—

Total Liabilities	$7,733,846	$956,342

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,071,844 and 10,060,178 shares issued and outstanding, respectively	$10,072	$10,060
Capital in excess of par value	140,266,684	140,131,778
Notes receivable - officers	(8,984,455)	(8,800,050)
Net realized loss	—	(92,644)
Distributions in excess of undistributed net realized earnings	(1,301,165)	—

Total Stockholders’ Equity	$129,991,136	$131,249,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,724,982	$132,205,486

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2002

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	COST	FAIR VALUE

ARI Holdings, Inc.	Manufacturing auto parts	Sr. Subordinated Debt	$8,148,521	$8,148,521

Finn Corporation	Manufacturing landscape equipment	Sr. Subordinated Debt	10,500,000	10,500,000
		Common Stock Warrants for 2% ownership(2)	37,000	37,000

Home Care Supply, Inc.	Medical equipment rental	Sr. Subordinated Debt	20,000,000	20,000,000

Kozy Shack Enterprises, Inc.	Food preparations	Sr. Subordinated Debt	4,500,000	4,500,000

Marcal Paper Mills, Inc.	Manufacturing paper products	Sr. Subordinated Debt	7,500,000	7,500,000
		First Mortgage Facility	9,053,127	9,053,127

Nextira, LLC	Network-related services	Term Loan	5,498,780	5,498,780
		Line of Credit(3)	770,747	770,747

Totals			$66,008,175	$66,008,175

(1)  We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)  This is a non-income producing investment.

(3)  This is the outstanding amount on an $8 million line of credit.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
OPERATING INCOME
Interest income - debt	$1,808,834	$3,735,461
Interest income - cash and cash equivalents	351,726	1,360,811
Interest income - officer loans	108,691	323,518
Loan and managerial assistance fees	645,898	1,286,809
Other income	—	47,500
Total Operating Income	$2,915,149	$6,754,099

OPERATING EXPENSES
Salaries and benefits	$364,253	$968,595
Interest	103	103
Rent	36,095	83,375
Professional fees	119,322	334,804
Directors’ fees	7,000	14,000
General and administrative	163,802	523,186
Total Operating Expenses	$690,575	$1,924,063

NET OPERATING INCOME	$2,224,574	$4,830,036

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$2,224,574	$4,830,036

NET OPERATING INCOME PER COMMON SHARE:
Basic	$0.22	$0.48
Diluted	$0.22	$0.47

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,071,844	10,071,844
Diluted	10,201,052	10,176,944

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	(Distributions in Excess of) Undistributed Net Realized Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at September 30, 2001	10,060,178	$10,060	$140,131,778	$(8,800,050)	$(92,644)	$131,249,144

Employee Stock Option Exercises	11,666	12	185,878	(185,890)		—

Offering Costs			(50,972)			(50,972)

Repayment of Principal on Notes Receivable				1,485		1,485

Net Increase in Stockholders’ Equity Resulting from Operations					4,830,036	4,830,036

Distributions	—	—	—	—	(6,038,557)	(6,038,557)

Balance at June 30, 2002	10,071,844	$10,072	$140,266,684	$(8,984,455)	$(1,301,165)	$129,991,136

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS AND CASH EQUIVALENTS

(UNAUDITED)

Nine Months Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$4,830,036
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Increase in interest receivable	(591,034)
Increase in other assets	(206,730)
Increase in accrued expenses and deferred liabilities	93,679
Decrease in prepaid assets	119,480
Increase in accounts payable	160,524
Increase in payment in kind interest	(220,786)
Net Cash Provided by Operating Activities	$4,185,169

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	$(65,787,389)
Increase in interest payable	103
Increase in other liabilities	98,493
Increase in repurchase agreement	4,900,000
Receipt of principal on notes receivable – officers	1,485
Net Cash Used in Investing Activities	$(60,787,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Offering costs	$(50,971)
Payment of accrued offering costs	(590,382)
Distributions paid	(3,923,471)
Net Cash Used in Financing Activities	$(4,564,824)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(61,166,963)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$131,824,080

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,657,117

NON - CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$185,890

SEE ACCOMPANYING NOTES.

Gladstone Capital Corporation

Financial Highlights

(Unaudited)

Nine Months Ended
June 30, 2002
Per Share Data (1)
Net asset value at beginning of period	$13.05
Net operating income	0.48

Issuance of common stock	(0.01)
Distributions from net investment income	(0.60)
Effect of antidilution	(0.01)
Net asset value at end of period	$12.91

Per share market value at beginning of period	$16.38
Per share market value at end of period	18.05
Total Return (2) (3)	13.86%
Shares outstanding at end of period	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$129,991,136
Average net assets	130,888,323
Ratio of operating expenses to average net assets	1.47%
Ratio of net operating income to average net assets	3.69%

(1)  Basic per share data.

(2)  Amounts were not annualized for the results of the nine-month periods ended June 30, 2002.

(3)  Total return equals the increase of the ending market value over the beginning market value, plus dividends, divided by the beginning market value.

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2002

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Gladstone Capital Corporation (the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission.

The Company did not include the comparative interim financial information due to the limited nature of the Company’s activities during the prior period, which represents the period from May 30, 2001 through June 30, 2001.  The Company believes the comparative financial information will not provide useful information to the readers of the Company’s financial statements.

NOTE 2. ORGANIZATION

The Company was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 as a closed-end investment company.  The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

Gladstone Advisers, Inc., a wholly-owned subsidiary of the Company, conducts the daily administrative operations of the Company.  The financial statements of this subsidiary are consolidated with those of the Company.

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months and three months ended June 30, 2002:

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Numerator for basic and diluted earnings per share	$2,224,574	$4,830,036
Denominator for basic weighted average shares	10,071,844	10,071,844
Employee stock options	711,664	711,664
Dilutive potential shares	129,208	105,100
Denominator for diluted weighted average shares	10,201,052	10,176,944
Basic earnings per common share	0.22	0.48
Diluted earnings per common share	0.22	0.47

NOTE 4. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, a dividend is declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.

On January 15, 2002, the Company paid a dividend of $0.18 per share on its common stock to its stockholders of record as of December 31, 2001.  On April 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of March 28, 2002.  On July 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of June 28, 2002.

NOTE 5. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity or other securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.

NOTE 6. LOAN AND MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies.  The company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Advisers, Inc.  The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments.  Such fees are normally paid at the closing of the Company’s investments and are generally non-recurring.  These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice.  For the three and nine months ended June 30, 2002, these fees totaled $645,898 and $1,286,809, respectively.

From time to time, the Company will be invited to participate as a co-lender in a transaction.  Where the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

NOTE 7. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio which contain a payment in kind (“PIK”) provision. The PIK interest is added to the principal balance of the loan and recorded as income.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three and nine months ended June 30, 2002, the Company recorded PIK income of $124,280 and $254,738, respectively.

NOTE 8. REPURCHASE AGREEMENT

A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest date. Such interest rate is effective for the period of time during which the investor's money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. The Company requires the continual maintenance by its custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, the Company might suffer a loss to the extent that the proceeds from the sale of the underlying securities were less than the repurchase price. A seller's bankruptcy could delay or prevent a sale of the underlying securities.

On June 28, 2002, the Company entered into a Repurchase Agreement with UBS Paine Webber for $4,900,000.  The  Repurchase Agreement was fully collateralized by a United States Treasury Bill with a fair value of $4,998,493 that matured on July 5, 2002.  The interest rate on the Repurchase Agreement was 1.96%.  The Repurchase Agreement was settled on July 1, 2002.  In the future the Company plans to use a similar form of repurchase agreements as an investment option or in order to satisfy certain asset diversification requirements and maintain the Company's status as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code.

NOTE 9. DEFERRED COMPENSATION PLAN

The company has adopted a deferred compensation plan (the “Plan”) effective January 1, 2002.  The Plan permits an employee to defer the lesser of 75% of his or her total compensation or the applicable Internal Revenue Service (“IRS”) limit.  The employees are eligible to participate in the Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service.  The service requirement is waived for those employees who were employed as of January 1, 2002.    As of June 30, 2002, the Company had not funded any contributions to the Plan.  As of June 30, 2002, the Company had not received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Internal Revenue Code.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone or Terry Lee Brubaker; (4) our inability to establish or maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 21, 2001. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001.  Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes.  In addition, we may acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others.  We will also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans.  We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).

We seek out small and medium-sized businesses that meet certain criteria, including (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with significant ownership interest in the borrower, (4) profitable operations based on the borrower’s cash flow, (5) reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and (6) the potential to realize appreciation and gain liquidity in our equity position.  We anticipate that this liquidity will be achieved through a merger or acquisition of the borrower, a public offering by the borrower or by exercise of our right to require the borrower to buy back its warrants.  We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed rate or an annualized variable rate that exceeds the prime rate.  Most, if not all, of the debt securities we acquire are unrated by credit rating agencies.  To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets.  Interest payments are generally made monthly or quarterly with amortization of principal generally being deferred for several years.  The principal amount of the loans and any accrued but unpaid interest generally become due at maturity at five to seven years.  When we receive a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have a nominal exercise price and entitle us to purchase a modest percentage of the borrower’s stock.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies.  We provide these services, for which we receive fees, through our wholly-owned subsidiary, Gladstone Advisers, Inc.  Such fees are typically paid in part at the time a prospective portfolio company signs a non-binding term sheet with us, with the remainder paid at the closing of the investments and are generally non-recurring, however in some instances they may have a recurring component.  The specific services we provide vary by portfolio company, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital and providing general financial advice. We record these fees as managerial assistance fee revenue in the period in which the fees are paid.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower.  These non-binding term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower’s business and reaching agreement on the legal documentation for the loan.  Typically, upon execution of the non-binding term sheet, the potential borrower pays us a non-refundable fee for our services rendered through the date of the non-binding term sheet.  We recognize this fee as revenue upon execution of the non-binding term sheet.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the proposed transaction.  Any amounts collected are recognized as “other income” in the quarter in which such reimbursement is received.  Also, in the event that we have incurred significant legal fees in connection with the transaction, we will typically also seek reimbursement for these expenses from the proposed borrower.  However, there can be no guarantee that we will be successful in collecting any such reimbursements.

To date, we have made eight different loans to, or investments in, seven companies for a total of approximately $82 million, including one investment that we closed after the end of the third fiscal quarter. We have further commitments to lend up to, approximately, an additional $7 million to one of our portfolio companies under a line of credit.  In addition, we are earnestly working toward the consummation of more investments.  These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and necessary consents.  With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received.  Our management has initiated its due diligence investigations of the potential borrowers, however we can not assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

We carry our investments on our balance sheet at fair value, as determined by our board of directors.  Securities that are publicly traded will be valued at their respective closing price prices on the valuation date.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by our board of directors.  In making such determination, our board of directors values non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity or other securities, our board of directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.

RESULTS OF OPERATIONS

For the Nine Months Ended June 30, 2002

Operating Income

Operating income for the nine months ended June 30, 2002 was approximately $6.8 million.  This amount consisted of approximately $1.4 million in interest income from our invested cash and cash equivalents, approximately $3.7 million in interest income from our investments in debt securities of private companies, approximately $1.3 million in fee income, approximately $323,000 in interest income from loans to our employees in connection with the exercise of employee stock options and approximately $47,000 of other income related to fees collected from companies with whom investment negotiations have been terminated.

The interest on invested cash and cash equivalents primarily reflects the interest we received on the investment of the proceeds of our initial public offering in short-term investment grade securities during the nine months.  As we acquire debt securities, we expect that income from invested cash and cash equivalents will decline as a percentage of total revenue and that interest income from debt securities will increase and become our predominant source of revenue.

Income from investments in debt securities of private companies was modest for the nine months ended June 30, 2002 since we did not close our first investment until November 6, 2001 and made no new investments in the second quarter.  As we continue to invest the proceeds of our initial public offering in debt securities of private companies, we expect that we will generate additional income from these debt securities, which we anticipate will be at interest rates significantly greater than the rates that we are currently receiving on our deposited cash and cash equivalents.

Fee income for the nine months ended June 30, 2002 consisted primarily of managerial assistance fees received in the first and third fiscal quarters in connection with investments we closed in those quarters. It also includes approximately $150,000 in fees associated with our outstanding line of credit with Nextira, LLC.

For the nine months ended June 30, 2002, other income was comprised of $47,000 in up-front fees for two proposed investments that were ultimately terminated and approximately $6,000 in reimbursed expenses incurred in connection with one of those investments.

The only significant continuing revenue associated with the investments we have already closed is interest paid and, potentially, capital gains received in connection with the liquidation of any associated equity interest (e.g., warrants). While in some instances we may also receive on-going managerial fee revenue in connection with a consummated investment, any such amounts are insignificant.

Operating Expenses

Operating expenses for the nine months ended June 30, 2002 were approximately $1.9 million.  This amount consisted primarily of salaries and benefits, professional fees, rent and general and administrative expenses.

Salaries and benefits consisted of approximately $969,000 for the nine months ended June 30, 2002; we expect this expense to increase as we hire additional loan officers.  The remainder of the operating expenses incurred for the nine months ended June 30, 2002 consisted of approximately $335,000 in professional fees, $83,000 in rent and $523,000 in general and administrative expenses.

We believe that this level of operating expenses is not necessarily indicative of our future operating expenses.  We estimate that over time, as we begin to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

Net Operating Income

As a result of the operating income and operating expenses described above, we had net operating income of approximately $4.8 million for the nine months ended June 30, 2002.  Based on a weighted-average of 10,071,844 (basic) and 10,176,944 (fully diluted) shares outstanding, our net operating income per common share for the nine months ended June 30, 2002 was $0.48 (basic) and $0.47 (fully diluted).

For the Three Months Ended June 30, 2002

Operating Income

Operating income for the quarter ended June 30, 2002 was approximately $2.9 million.  This amount consisted of approximately $352,000 in interest income from our invested cash and cash equivalents, approximately $1.8 million in interest income from our investments in debt securities of private companies, approximately $646,000 in fee income, approximately $109,000 in interest income from loans to our employees in connection with the exercise of employee stock options.

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

Income from investments in debt securities of private companies increased during the quarter ended June 30, 2002 as compared to the quarter ended March 31, 2002 as we realized interest income on the five prior investments for the entire quarter as well as interest income on our two investments that closed in the third quarter.

Fee income for the quarter ended June 30, 2002 consisted of approximately $628,000 in managerial assistance fees and approximately $18,000 in fees associated with our outstanding line of credit with one of our portfolio companies. The managerial assistance fees were received from the two portfolio companies with which we consummated investments during the quarter and from the one company with which we consummated an investment after the end of the quarter, but prior to the filing of this Form 10-Q, of which we recognized $150,000 in income in the quarter ended June 30, 2002. The remaining $250,000 in managerial assistance fees associated with this investment will be recognized in the quarter ending September 30, 2002.

The only significant continuing revenue associated with the investments we have already closed is interest paid and, potentially, capital gains received in connection with the liquidation of any associated equity interest (e.g., warrants). While in some instances we may also receive on-going managerial fee revenue in connection with a consummated investment, any such amounts are insignificant.

Operating Expenses

Operating expenses for the quarter ended June 30, 2002 were approximately $690,000.  This amount consisted primarily of salaries and benefits, professional fees, rent and general and administrative expenses.

Salaries and benefits consisted of approximately $364,000 for the quarter ended June 30, 2002; we expect this expense to increase as we hire additional loan officers.  The remainder of the operating expenses incurred for the quarter ended June 30, 2002 consisted of approximately $119,000 in professional fees, $36,000 in rent and $164,000 in general and administrative expenses.

We believe that this level of operating expenses is not necessarily indicative of our future operating expenses.  We estimate that over time, as we begin to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

Net Operating Income

As a result of the operating income and operating expenses described above, we had net operating income of approximately $2.2 million for the quarter ended June 30, 2002.  Based on a weighted-average of 10,071,844

(basic) and 10,201,052 (fully diluted) shares outstanding, our net operating income per common share for the quarter ended June 30, 2002 was $0.22 (basic and fully diluted).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had investments in debt securities of, or loans to, six private companies, totaling approximately $66 million of total investment assets. We have also loaned approximately $770,000 to one portfolio company under an $8 million line of credit. On July 2, 2002, we closed an investment in Coyne International Enterprises Corp., a uniform leasing company. The investment consisted of a five-year senior subordinated term loan of $16 million.

Cash provided by operating activities for the nine months ended June 30, 2002, consisting primarily of the items described in “Results of Operations,” was approximately $4.8 million. Net cash used in investing activities was approximately $60.8 million for the nine months ended June 30, 2002 and primarily consisted of the amounts used to make investments in our six portfolio companies.  Net cash used in financing activities was approximately $4.6 million for the nine months ended June 30, 2002 and consisted primarily of the repayment of accrued costs of approximately $640,000 associated with our initial public offering and the payment of our first quarter dividend of approximately $1.8 million and our second quarter dividend of approximately $2.1 million.

During the quarter ended June 30, 2002, cash and cash equivalents decreased from approximately $132 million at the beginning of the quarter to approximately $71 million at the end of the quarter.  This decrease of approximately $61 million was largely the result of our investing activities, described above.

On June 28, 2002, the Company entered into a Repurchase Agreement with UBS Paine Webber for $4,900,000.  The  Repurchase Agreement was fully collateralized by a United States Treasury Bill with a fair value of $4,998,493 that matured on July 5, 2002.  The interest rate on the Repurchase Agreement was 1.96%.  The Repurchase Agreement was settled on July 1, 2002.  In the future the Company plans to use a similar form of repurchase agreements as an investment option or in order to satisfy certain asset diversification requirements and maintain the Company's status as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.  In accordance with these requirements, on December 10, 2001, we declared a quarterly cash dividend of $0.18 per share on our common stock which was paid on January 15, 2002 to stockholders of record as of December 31, 2002, on March 14, 2002 we declared a quarterly cash dividend of $0.21 per share which was paid on April 8, 2002 to stockholders of record as of March 28, 2002, and on June 5, 2002, we declared a quarterly cash dividend of $0.21 per share on our common stock which was paid on July 8, 2002 to stockholders of record as of June 28, 2002.  These dividends were paid from ordinary income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates, however, to date all of our loans have been made at fixed rates.

We expect to borrow funds to finance future lending activities after we have substantially fully invested the proceeds of our initial public offering.  These future borrowings may be at fixed rates or variable rates. To date, we have not yet borrowed any funds.

We expect to hedge against interest rate fluctuations in the future by using standard hedging instruments such as futures, options and forward contracts.  While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary is currently subject to any material legal proceeding, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company or its subsidiary.

ITEM 5. OTHER INFORMATION.

On June 5, 2002, the Company’s Board of Directors was expanded to seven members and Michela English was elected director, to serve until the 2005 annual meeting of stockholders of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

See the exhibit index on page 21.

(b)	REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the period for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By: /s/ Harry Brill

Harry Brill
Chief Financial Officer and Treasurer

Date: August 14, 2002

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

99.1	Certification.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.