Form 10-K
period 2002-09-30
GLADSTONE CAPITAL CORP
filed 2002-12-11
CIK 1143513

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission file number 814-00237

GLADSTONE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1616 Anderson Road, Suite 208 McLean, Virginia (Address of principal executive offices)	22102 (Zip Code)

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

        YES    ☒    NO    ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 10, 2002, based on the closing price on that date of $16.08 on the Nasdaq National Market, was $150,247,548. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

        There were 10,071,844 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of December 10, 2002.

        Documents Incorporated by Reference.    Portions of the Registrant's Proxy Statement relating to the Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

GLADSTONE CAPITAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR
ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

PART I

Item 1. Business

        Gladstone Capital Corporation is a specialty finance company that was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and that commenced its initial public offering on August 24, 2001. We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. Our headquarters are in McLean, Virginia, a suburb of Washington, DC and we have offices in New York, New York and Pittsburgh, Pennsylvania. We have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act").

        David Gladstone, our chairman and chief executive officer, has over 25 years of experience in making loans to, and investing in, small and medium-sized companies at Gladstone Capital Corporation, Allied Capital Corporation and American Capital Strategies Ltd. Allied Capital Corporation is a publicly traded subordinated debt lender and American Capital Strategies is a publicly traded buyout and subordinated debt lender.

        Terry Lee Brubaker, our president and chief operating officer, has over 25 years of experience in acquisitions and managing companies after an acquisition. Prior to joining Gladstone Capital Corporation, he was a member of the management team that designed and implemented the acquisition strategy of James River Corporation.

        Our chief financial officer, Harry Brill, brings significant experience from his role as the chief accounting officer of Allied Capital where he was responsible for the public filings of a family of five public companies and oversaw the preparation of the operating reports and financial statements of these companies and of three private funds.

        In addition to Messrs. Gladstone and Brubaker, we currently have a chief investment officer and five principals who are involved in structuring and arranging financing for small and medium-sized businesses. As our business expands, we plan to hire additional principals with business lending experience. We believe that the expertise of our investing principals will help us to be successful in lending to small and medium-sized businesses.

        We typically make loans to companies that are substantially owned by leveraged buyout or venture capital funds. Messrs. Gladstone and Brubaker have an extensive referral network of venture capitalists, leveraged buyout funds, investment bankers, attorneys, commercial bankers and business and financial brokers. We believe that these entities have been, and will continue to be, an important source of loan opportunities. We intend to enter into additional informal relationships with other leveraged buyout funds and venture capital funds, but we can not assure you that we will be able to do so or that any such relationships will lead to the origination of loans.

        We have a wholly owned subsidiary, Gladstone Advisers, Inc., through which we conduct our day-to-day administrative functions and provide managerial assistance to our portfolio companies.

STRATEGY

        Our strategy is to make loans at favorable interest rates to small and medium-sized businesses that we believe have traditionally been underserved by conventional lenders. We use the loan referral networks of Messrs. Gladstone and Brubaker and of our principals to identify and make senior and subordinated loans to selected businesses that we believe do not have sufficient access to traditional sources of lending. We make loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control, all of which we believe are typically underserved by banks and other traditional institutional lenders. Our business strategy contemplates that we will achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In addition, from time to time we might acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we might receive when we make loans. Our financial plan presumes that (1) the net capital gains from the sale of the warrants (as well as other profit enhancements) we receive in connection with our lending activities will exceed any losses we may experience from loans that are not repaid, and (2) the managerial assistance fee income we derive from assisting our portfolio companies will provide us with a source of revenue that approximates our operating expenses (excluding interest expense). We cannot assure you that we will be able to achieve our investment objectives or that our business strategy will be successful.

        We believe that we are well-positioned to provide financing to small and medium-sized businesses that are undergoing a change of ownership, including management-led and third party leveraged buyouts, and to those businesses that have good growth characteristics. We are not burdened with the capital and other regulatory requirements of the banking and savings and loan industries and we have relatively low overhead and administrative expenses. Moreover, our strategy of accepting warrants to purchase stock of our borrowers is intended to closely align our interests with those of our portfolio companies, thereby reducing transaction costs, conveying our commitment to the borrowers and enhancing our attractiveness as a financing source. Perhaps most importantly, we believe that we have the experience and expertise to satisfy the financing needs of such businesses. In particular, we believe that we benefit from Mr. Gladstone's 25 years of experience in financing small to medium-sized private businesses and Mr. Brubaker's extensive experience in acquisitions and operations to realize a competitive advantage. We believe that our established network of loan referral sources, consisting of relationships established over many years by Messrs. Gladstone and Brubaker and our principals will generate opportunities to identify and make senior and subordinated loans to selected businesses that satisfy our investment criteria. We intend to enter into additional informal relationships with leveraged buyout funds and venture capital funds, but we can not give any assurance that we will be able to do so. We target small and medium-sized private businesses that meet certain criteria, including the potential for growth, adequate assets for loan collateral, experienced management teams with significant ownership interest in the business, adequate capitalization, profitable operations based on cash flow and potential opportunities for us to realize appreciation and gain liquidity in our various equity positions. We may achieve liquidity in an equity position through a merger or acquisition of the borrower, a public offering of the borrower's stock or by exercising our right to require the borrower to buy back our warrants, although we can not assure you that we will always have these rights.

        As a business development company, we make available significant managerial assistance to our portfolio companies. Such assistance will typically involve closely monitoring the operations of each borrower, participating in its board and management meetings, being available for consultation with its officers and providing organizational and financial guidance.

        We typically invest in senior, senior subordinated and junior subordinated notes. Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called "paid in kind" (or "PIK") interest, and, when earned, we record PIK income as interest income and add the PIK interest to the principal balance of the loans.

        Because our loans will generally consist of subordinated debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were in fact rated, and therefore we cannot determine whether or not they could be considered to be "investment grade" quality.

        To the extent possible, our loans generally are collateralized by a security interest in the borrower's assets though we may not have the first claim on these assets. Interest payments on loans we make will generally be made monthly or quarterly (except to the extent of any PIK interest) with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest will generally become due at maturity at five to seven years. We will focus on making loans accompanied by warrants to purchase stock in the borrowers. These warrants will typically have an exercise price equal to the fair value of the portfolio company's common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower's stock.

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

        In addition to the put rights and unlocking rights described above, when one of our portfolio companies does go public, we may undertake hedging strategies with regard to our equity interests in it. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. While we currently hold no securities of any publicly-traded companies, and therefore have no immediate plans to undertake any such hedging activities, it may be prudent for us to do so in the future. Hedging strategies do pose risks to us and our stockholders, however we believe that such activities, because they will be limited to only a portion of our portfolio, are manageable.

        Moreover, Section 12(a)(3) of the 1940 Act prohibits us "in contravention of such rules and regulations or orders as [the SEC] may prescribe as necessary or appropriate in the public interest or for the protection of investors . . . to effect a short sale of any security . . . ." However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. We will only engage in any hedging activities in compliance with applicable law and regulations.

SELECTION OF LOAN OPPORTUNITIES

        We have identified certain characteristics that we believe are important to profitably lend to small and medium-sized businesses. The criteria listed below provide a general guidepost for our lending and investment decisions, although not all of these criteria may be followed in each instance.

  •
  Growth. In addition to generating sufficient cash flow to service its debt, a potential borrower generally will be required to establish its ability to grow its cash flow. Anticipated growth will be a key factor in determining the value ascribed to the warrants we acquire in connection with many of our loans.

  •
  Significant sponsor. We seek businesses in which leveraged buyout funds or venture capital funds have invested. We believe that a business that has a substantial equity sponsor that has made a meaningful investment is a good borrowing candidate.

  •
  Liquidation value of assets. Although we do not generally intend to operate as an asset-based lender, liquidation value of the assets collateralizing our loans is an important factor in each credit decision. Emphasis is placed both on tangible assets (e.g., inventory, plant, property and equipment) and intangible assets (e.g., accounts receivable, customer lists, networks, databases and recurring revenue streams).

  •
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

  •
  Profitable or near-profitable operations. We focus on borrowers that are profitable or near-profitable at the operating level. We do not intend typically to lend to, or invest in, start-up or other early stage companies, nor do we intend typically to lend to, or invest in, businesses that are experiencing significant operating problems.

  •
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

Loan Origination Process

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

Approval Process

        Our lending professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each applicant that passes an initial screening process. This due diligence investigation generally includes one or more on-site visits, a review of the potential borrower's historical and projected financial information, interviews with management, employees, customers and vendors of the applicant and background checks and research on the applicant's product, service or particular industry. Upon completion of the due diligence investigation, our financial professional creates a borrower profile summarizing the prospective borrower's historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. Our lending professional then presents this profile to our credit committee, which is comprised of Messrs. Gladstone and Brubaker. Our credit committee must unanimously approve each loan, and each member of our board of directors must review each financing.

TEMPORARY INVESTMENTS

        Pending investment in other types of "qualifying assets," we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that 70% of our assets are qualifying assets. For information regarding regulations to which we are subject and the definition of "qualifying assets," see "Regulation." Typically, we invest in US Treasury bills or in repurchase obligations of a "primary dealer" in government securities, as designated by the Federal Reserve Bank of New York, or of any other dealer whose credit has been established to the satisfaction of our board of directors. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor's money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. Our custodian, or the correspondent in its account with the Federal Reserve/Treasury Book Entry System, will be required to constantly maintain underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, we might suffer a loss to the extent that the proceeds from the sale of the underlying security were less than the repurchase price. A seller's bankruptcy could delay or prevent a sale of the underlying securities. Our board of directors has established procedures, which it will review periodically, requiring us to monitor the creditworthiness of the dealers with which we enter into repurchase agreement transactions.

COMPETITION

        A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds and venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

        We currently have thirteen employees. We believe that our relations with our employees are excellent. We intend to hire additional professionals with business lending experience as our business grows and to maintain a relatively low level of overhead by outsourcing most job functions not directly related to marketing, underwriting our investments or executive management.

LEVERAGE

        For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we intend to issue senior debt securities, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we would become exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock if we borrow money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our board of directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, except that such an issuance must adhere to the requirements of the 1940 Act. See "Regulation—Business Development Company—Asset Coverage" for a discussion of leveraging constraints. We do not intend to leverage ourselves so long as we hold cash or temporary investments in an amount sufficient to fund the investments, other than temporary investments, we plan to make in the next nine months.

SECURITIZATION

        In an effort to increase our returns and the number of loans that we can make, we anticipate that we may seek to securitize our loans. To securitize loans, we would create a wholly-owned subsidiary and contribute a pool of loans to it. Then we would seek to have the pool of loans in the subsidiary rated by rating agencies. Once the pool of loans is rated, we would sell interests in the pool of loans to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools. We would use the proceeds of such sales to pay down bank debt or to make or purchase new loans. There are risks associated with this strategy since we intend to retain the non-investment grade portion of the subsidiary, rather than to securitize it, and the unrated portion of the subsidiary is the one most likely to generate losses. We do not intend to securitize any warrants we receive in connection with any loans we make.

INVESTMENT OBJECTIVES AND POLICIES

        We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. The following restrictions, along with these investment objectives, are our only fundamental policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. For a fuller explanation of the regulatory framework in which we operate, see "Regulation." The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere in this Form 10-K, apply at the time we effect a transaction, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction. We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if, after giving effect to such acquisition, the value of our "qualifying assets" is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire (provided that we control or, through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets.

        We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act. We may invest up to 20% of our assets in securities of a particular issuer. We may exceed this limitation in connection with bridge financings, although these bridge investments will never exceed 25% of our total assets at any time. We do not intend to concentrate our investments in any particular industry or group of industries. However, it is possible that, as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets.

        We will at all times endeavor to conduct our business so as to retain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes. For a discussion of the risks associated with the resulting leverage, see "Business—Leverage" and "Risk Factors—Our business is dependent upon external financing which may expose us to the risks associated with leverage."

        We will not (1) act as an underwriter of securities of other issuers (except to the extent that we may be deemed an "underwriter" of securities we purchase that must be registered under the Securities Act before they may be offered or sold to the public); (2) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may (a) purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, (b) own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate, or (c) finance the purchase of real estate by our portfolio companies); (3) sell securities short (except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies); (4) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (5) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, (ii) with regard to managing risks associated with publicly-traded securities issued by our portfolio companies, or (iii) with regard to managing the risks associated with interest rate fluctuations); (6) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations or in managing the risks associated with interest rate fluctuations); or (7) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in, any securities issued by any other investment company (except as they may be acquired as part of a merger, consolidation or acquisition of assets). That portion of our investments that is in securities issued by other investment companies may subject our stockholders to additional expenses.

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

Regulated Investment Company

        In order to maintain the qualification for treatment as a regulated investment company, or RIC, under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

  •
  Income source requirements. At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and

  •
  Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, US government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than US government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

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

Determination of Net Asset Value

        The net asset value per share of our outstanding shares is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus liabilities by the total number of shares outstanding at the date as of which the determination is made.

        In calculating the value of our total assets, securities that are traded in the over-the-counter market or on a stock exchange are valued at the prevailing bid price on the valuation date, unless the investment is subject to a restriction that requires a discount from such price, which is determined by our board of directors. All other securities are valued at fair market value as determined in good faith by our board of directors. In making such determination, our board of directors will value loans and non-convertible debt securities for which there exists no public trading market at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser value. In valuing convertible debt securities, equity or other types of securities for which there exists no public trading market, our board of directors will determine fair market value on the basis of collateral, the issuer's ability to make payments, its earnings and other pertinent factors.

        A substantial portion of our assets will consist of securities carried at fair market value, as determined by our board of directors. Determination of fair market values involves subjective judgment not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations on our financial statements.

Code of Ethics

        As required by the 1940 Act, we have adopted a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics has been previously filed with the Securities and Exchange Commission.

RISK FACTORS

        An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are a new company with a limited operating history.

        We were incorporated in May 2001 and, to date, have only made investments in eight companies. Thus far, we have conducted only limited operations as a lender to small and medium sized companies. In addition, we are subject to all of the business risks and uncertainties associated with any new business enterprise. We may not meet our investment objectives and the value of your investment in us may decline substantially or be reduced to zero.

We are dependent upon our key management personnel for our future success, particularly David Gladstone, George Stelljes and Terry Lee Brubaker.

        We are dependent on the diligence, skill and network of business contacts of our senior management and other management members for the final selection, structuring, closing and monitoring of our investments. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, George Stelljes, our chief investment officer, and Terry Lee Brubaker, our president and chief operating officer. The departure of any of our executive officers or key employees could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

        A large number of entities compete with us and make the types of investments that we seek to make in small and medium sized privately owned businesses. We compete with a large number of private equity funds, leveraged buyout funds and venture capital funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to fully invest our available capital.

Our business model is dependent upon the development of strong referral relationships with leveraged buyout funds and venture capital funds.

        We are dependent upon informal relationships with leveraged buyout funds and venture capital funds to provide us with deal flow. The investment we made in Finn Corporation and a number of the loans we are currently considering are with portfolio companies of Three Cities Fund II, L.P. and Three Cities Fund III, L.P., leveraged buyout funds that are managed by Three Cities Research Inc. Moreover, we have a mutual referral relationship with American Capital Strategies Ltd. The relationship with American Capital led to our mutual investment in Marcal Paper Mills, Inc. If we fail to maintain our relationship with funds such as Three Cities and American Capital, or if we fail to establish strong referral relationships with other funds, we will not be able to grow our portfolio of loans and fully execute our business plan.

Our loans to small and medium sized borrowers are extremely risky and you could lose your entire investment.

        Loans to small and medium sized borrowers are subject to a number of significant risks including the following:

  •
  Small and medium sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to borrowers that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity. A borrower's ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower's financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower's management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender's security interest.

  •
  Small and medium sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target borrowers are smaller businesses, they will tend to be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

  •
  There is generally little or no publicly available information about these businesses. Because we seek to make loans to privately owned businesses, there is generally little or no publicly available operating and financial information about our potential borrowers. As a result, we rely on our officers, other employees and consultants to perform due diligence investigations of these borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

  •
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

  •
  Small and medium sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

  •
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

  •
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

        None of our portfolio loans or equity securities, at least initially, will be publicly traded or have a readily determinable market value. We value these securities based on a determination of their fair value made in good faith by management and approved by our board of directors. Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that would exist if a ready market for these securities existed. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize on our disposal of such securities.

The lack of liquidity of our privately held securities may adversely affect our business.

        Most of our investments presently consist of, and will continue to consist of, loans and warrants acquired in private transactions directly from borrowers or from the originators of loans to such borrowers. Substantially all of the securities we presently hold are, and the securities we expect to acquire in the future will be, subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments.

Our portfolio will be concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

        We intend to have outstanding loans to approximately 20 to 40 companies at any given time. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial writedown of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As a result, a downturn in an industry in which we have made multiple loans could have a materially adverse effect on us.

Our business plan is dependent upon external financing which may expose us to risks associated with leverage.

        Our business will require a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

  •
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

  •
  Common Stock. Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

  •
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

        We anticipate using a combination of equity and long-term and short-term borrowings to finance our lending activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates. Currently, we expect approximately 50% of the loans in our portfolio to be at fixed rates and approximately 50% to be at variable rates determined on the basis of a benchmark prime rate. We will typically seek to hedge against the risk of adverse movement in interest rates on our borrowings relative to our portfolio of assets. We expect to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

        Since we generally intend to make five to seven year term loans and to hold our loans and related warrants until the loans mature, you should not expect realization events, if any, to occur over the near term. In addition, we expect that any warrants that we receive when we make loans may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.

        To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we intend to use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create "original issue discount," which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see "Business—Leverage," and "Regulation."

There are significant potential conflicts of interest which could impact our investment returns.

        Our executive officers and directors may serve as officers and directors of entities that operate in the same or similar lines of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that meet our investment objectives may come to the attention of one of our executive officers or directors, such as Mr. Gladstone, in his role as an officer or director of another entity, and, if so, such opportunity might not be offered, or otherwise made available, to us.

Changes in laws or regulations governing our operations may adversely affect our business.

        We and our portfolio companies will be subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse impact on our business. For additional information regarding the regulations to which we are subject, see "Regulation."

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

Failure to deploy capital may reduce our return on equity.

        In the past, we have experienced delays in investing the proceeds of our initial public offering as compared to the original timetable that we expected at the time of our initial public offering. As of December 10, 2002, we have invested approximately $89 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired) of the approximately $131 million raised in our initial public offering, which closed on August 29, 2001. If we fail to invest our capital effectively, our return on equity may be negatively impacted, which could result in a decline in the market price of our common stock.

Prepayments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

        In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in government securities, pending their future investment in new debt securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Provisions of our articles of incorporation and bylaws could deter takeover attempts and adversely impact the price of our shares.

        Our articles of incorporation and bylaws and the Maryland General Corporation Law contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may negatively impact the price of our shares and may discourage third-party bids. These provisions may reduce any premiums paid to you for our shares. Furthermore, we are subject to Section 3-602 of the Maryland General Corporation Law which governs business combinations with interested stockholders and could delay or prevent a change in control. In addition, our board of directors is elected in staggered terms which makes it more difficult for a hostile bidder to acquire control of us.

The market price of our shares may fluctuate significantly.

        The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

  •
  price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

  •
  significant volatility in the market price and trading volume of shares of RICs, business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;

  •
  changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

  •
  loss of RIC status;

  •
  changes in our earnings or variations in our operating results;

  •
  changes in the value of our portfolio of investments;

  •
  any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

  •
  departure of key personnel;

  •
  operating performance of companies comparable to us;

  •
  short-selling pressure with respect to our shares or business development companies generally;

  •
  general economic trends and other external factors; and

  •
  loss of a major funding source.

        Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

        Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. It is not possible to predict whether our common stock will trade at, above, or below net asset value.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

        As of December 10, 2002 we have 10,071,844 shares of common stock outstanding, of which 9,218,085 are freely tradable without restriction. The remaining 853,759 shares are held by employees, officers and directors, most of which were purchased upon exercise of stock options. Of these, 842,093 may currently be resold publicly in compliance with the volume limitations and other restrictions of Rule 144 of the Securities Act. In the future, we intend to file a registration statement to register for public resale up to 1,500,000 shares under our Amended and Restated 2001 Equity Incentive Plan (including the shares that have already been issued upon option exercises). Following the filing of such registration statement, all of these shares will be freely tradable without restriction, although certain of the options have not yet been granted and a portion of the options that have been granted are not yet vested and the shares underlying such options will, accordingly, not be eligible for resale until vested.

Sales of substantial amounts of our common stock in the public market, pursuant to such registration, under Rule 144 or otherwise, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Item 2. Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in McLean, Virginia where we occupy our office space pursuant to a license agreement that expires on November 1, 2003.

Item 3. Legal Proceedings

        We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded on the Nasdaq National Market under the symbol "GLAD." We completed our initial public offering of our common stock in August 2001 at a price of $15 per share. Prior to such date there was no public market for our common stock.

        The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq National Market for each fiscal quarter since we completed our initial public offering.

	Quarter Ended		High	Low
FY 2001	09/30/01	*	$17.48	$15.98
FY 2002	12/31/01		19.10	15.90
	03/31/02		18.05	16.60
	06/30/02		19.52	17.10
	09/30/02		18.74	16.00

*
Our common stock commenced trading on the Nasdaq National Market on August 24, 2001

        As of December 10, 2002, there were approximately 5,198 beneficial owners of our Common Stock.

Dividends

        We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders. The following table reflects, by quarter, the dividends per share that we have declared on our common stock for each quarter of the last two fiscal years:

	Quarter Ended	Cash Dividend Per Share
FY 2001	06/30/01	NONE
	09/30/01	NONE
FY 2002	12/31/01	$0.18
	03/31/02	0.21
	06/30/02	0.21
	09/30/02	0.21

Recent Sales of Unregistered Securities

        During the fiscal year ended September 30, 2002, we issued and sold an aggregate of 11,666 shares of common stock to two of our employees upon the exercise of options granted under our Amended and Restated 2001 Equity Incentive Plan. Each of the employees exercised their options by delivering a promissory note for the full purchase price. The total principal amount of all of the promissory notes was $185,890. We issued these shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act.

Item 6. Selected Financial Data

        The following selected financial data for the fiscal year ended September 30, 2002 and the period ended September 30, 2001 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent accountants. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

SELECTED FINANCIAL DATA

	Year Ended September 30, 2002	Period May 30, 2001(Inception) Through September 30, 2001
Total Operating Income	$10,455,703	$394,855
Total Operating Expenses	$2,839,102	$487,499
Net Operating Income (Loss)	$7,616,601	$(92,644)
Net Increase (Decrease) in Stockholders' Equity Resulting from Operations	$7,616,601	$(92,644)
Per Share Data:
Net Increase (Decrease) in Stockholders' Equity Resulting from Operations:
Basic	$0.76	$(0.03)
Diluted	$0.75	$(0.03)
Cash Distributions Declared per Share	$0.81	$0.00
Balance Sheet Data:
Total Assets	$172,922,039	$132,205,486
Total Shareholders' Equity	$130,663,273	$131,249,144
Other Data:
Number of Portfolio Companies at Period End	7	NONE
Principal Amount of Loan Originations (1)	$97,705,054	NONE
Principal Amount of Loan Repayments (1)	$18,387,191	NONE
Total Return (2)	9.60%	7.60%
Weighted Average Yield on Investments (3):
With PIK Interest (4)	14.79%	N/A
Without PIK Interest (4)	13.82%	N/A

(1)
Includes all originations/prepayments related to a line of credit to one of our portfolio companies.

(2)
Total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value. The return for 2001 has not been annualized.

(3)
Weighted average yield on investments equals interest income on investments divided by the average investment balance throughout the year.

(4)
Refer to Note 2 of the "Notes to Financial Statements" for an explanation of PIK, or "Paid-in-Kind," interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

FORWARD-LOOKING STATEMENTS

        All statements contained herein, other than historical facts, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential" or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone or Terry Lee Brubaker; (4) our inability to establish or maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors described in the "Risk Factors" section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act on 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

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

        We seek out small and medium-sized businesses that meet certain criteria, including (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with a significant ownership interest in the borrower, (4) profitable operations based on the borrower's cash flow, (5) reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and (6) the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering by the borrower or by exercise of our right to require the borrower to buy back its warrants. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

        Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called "paid-in-kind" (or "PIK") interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans.

        Because our loans will generally be subordinated debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were in fact rated, and therefore we cannot determine whether or not they could be considered to be "investment grade" quality.

        To the extent possible, our loans generally are collateralized by a security interest in the borrower's assets. Interest payments are generally made monthly or quarterly (except to the extent of any PIK interest) with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest generally become due at maturity at five to seven years. When we receive a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price equal to the fair value of the portfolio company's common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower's stock.

        In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services, for which we receive fees, through our wholly-owned subsidiary, Gladstone Advisers, Inc. Such fees are typically paid in part at the time a prospective portfolio company signs a non-binding term sheet with us, with the remainder paid at the closing of the investments. These fees are generally non-recurring, however in some instances they may have a recurring component. The specific services we provide vary by portfolio company, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital and providing general financial advice. We record these fees as managerial assistance fee revenue in the period in which the fees are earned.

        Our business plan calls for managerial assistance fee revenue to equal or exceed our operating expenses (excluding interest expense). However, during the fiscal year ended September 30, 2002, operating expenses (excluding interest expense) exceeded managerial assistance fee revenue by approximately $1.2 million. Because we typically generate managerial assistance fee revenue only when we make new loans, our relatively slow pace of loans during the 2002 fiscal year led to this shortfall. In the future, we will need to make loans at a faster pace in order to meet this objective. However, we believe that, as the economic environment improves, we will be able to make sufficient new investments so that over time our managerial assistance fee revenue will equal or exceed our operating expenses (excluding interest expense), although there can be no guarantee that we will be able to do so.

        Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower's business and reaching agreement on the legal documentation for the loan. Typically, upon execution of the non-binding term sheet, the potential borrower pays us a non-refundable fee for our services rendered through the date of the non-binding term sheet. We recognize this fee as revenue upon execution of the non-binding term sheet.

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

        The only significant continuing revenue associated with the investments we have already closed is interest paid and, potentially, capital gains received in connection with the liquidation of any associated equity interest (e.g., warrants). While in some instances we may also receive on-going managerial assistance fee revenue in connection with a consummated investment, any such amounts are insignificant.

        The general economic climate during the fiscal year ended September 30, 2002 was unfavorable. Many businesses saw their sales and business prospects decline during the year. Consequently, many of these companies were forced to lay off employees and engage in other cost cutting measures. As a result of the difficult business climate, we determined it prudent to proceed cautiously in making loans during the 2002 fiscal year. Since our initial public offering in August 2001, we have made eleven different loans to, or investments in, eight companies for a total of approximately $89 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired). This was below our objective set at the beginning of the 2002 fiscal year. In the fourth quarter of the 2002 fiscal year, one of our investments, including all amounts outstanding under a $7 million senior term loan and an $8 million senior line of credit, was repaid in full.

        In spite of the economic environment, we are earnestly working toward the consummation of more investments. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we can not assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

Critical Accounting Policies

        Our accounting policies are more fully described in the footnotes to our consolidated financial statements contained elsewhere in this report. As disclosed in the footnotes to our consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

Investment Valuation

        The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

        We value our investment portfolio each quarter. Members of our senior management prepare the portfolio company valuations using the most recent portfolio company financial statements and forecasts. These individuals also consult with the respective principal who is managing the portfolio investment relationship to obtain further updates on the portfolio company's performance, including information such as industry trends, new product development, and other operational issues. The valuations are presented to our board of directors, which reviews and approves the portfolio valuations in accordance with the following valuation policy.

        We carry our investments at fair value, as determined by our board of directors. Securities that are publicly traded, if any, are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded (which, to date, constitutes all of our investments), or for which we have various degrees of trading restrictions, are valued at fair value as determined in good faith by our board of directors. In making such determination, our board of directors will value non-convertible debt securities at cost plus amortized original issue discount and PIK interest, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, our board of directors determines the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Managerial Assistance Fees

        The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. We provide managerial assistance to our portfolio companies in connection with our investments through our wholly-owned subsidiary, Gladstone Advisers, Inc. and receive fees for our managerial assistance services. These fees are normally paid at the closing of our investments in our portfolio companies, are generally non-recurring and are recognized as revenue when earned. The managerial assistance services we provide vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant managerial assistance services in connection with our investment, loan fees paid to us in such situations are deferred and amortized over the life of the loan.

Loan Grading and Performance

        We grade all of our loans on a scale from 1 to 4. This system is intended to reflect the performance of the borrower's business, the collateral coverage of the loans and other factors we consider relevant.

Loan Grade
4	Loans with a grade of 4 involve the least amount of risk in our portfolio. The borrower is performing above expectations and the trends and risk factors are generally favorable.
3
Loans graded 3 involve a level of risk that is similar to the risk that existed at the time of our investment. The borrower is performing as we expected and the risk factors are favorable. All new loans are initially graded 3.
2
Loans graded 2 involve a borrower performing below our expectations and indicates that the loan's risk has increased since our investment. The borrower may be out of compliance with debt covenants; however, loan payments are not more than 120 days past due. For loans graded 2, our management will increase procedures to monitor the borrower and the fair value generally will be lowered.
1
A loan grade of 1 indicates that the borrower is performing materially below our expectations and that the loan risk has substantially increased since our investment. The borrower is out of compliance with some or all of the debt covenants and payments are delinquent. Loans graded 1 are not anticipated to be repaid in full and we will reduce the fair value of the loan to the amount we anticipate will be recovered.

To date, all portfolio investments are grade 3 and have been since our initial investments. We will stop accruing interest on an investment when we determine that interest is no longer collectible. Our valuation analysis described above serves as a critical piece of data in this determination. To date we have not placed any investments on non-accrual. At September 30, 2002, no payments were past due on any of our outstanding loans.

Credit Statistics

        We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. These key statistics include:

  •
  Debt to EBITDA Ratio—the sum of all debt with equal or senior security rights to our debt investments divided by the total adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of the most recent twelve months or, when appropriate, the forecasted twelve months.

  •
  Interest Coverage Ratio—the total scheduled cash interest payments required to have been made by the portfolio company during the most recent twelve-month period divided by EBITDA.

  •
  Debt Service Coverage Ratio—the total scheduled principal amortization and the total scheduled cash interest payments required to have been made during the most recent twelve-month period divided by EBITDA.

We require portfolio companies to provide annual audited and monthly unaudited financial statements. Using these statements, we calculate the statistics described above. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to EBITDA to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.

RESULTS OF OPERATIONS

Comparison of the fiscal year ended September 30, 2002 to the period from inception (May 30, 2001) through September 30, 2001

Operating Income

        Operating income for the fiscal year ended September 30, 2002 was approximately $10.5 million as compared to $395,000 for the period from inception (May 30, 2001) through September 30, 2001. This increase was primarily a result of the inclusion of a full year of operations in the results for the 2002 fiscal year as contrasted to our limited operations during the prior period. In addition, during the 2002 fiscal year, we began investing the proceeds of our initial public offering in debt securities of private companies. These debt securities provide a higher yield than the short-term investment grade securities that represented substantially all of our assets as of September 30, 2001.

        Interest income from our investments in debt securities of private companies was approximately $6.6 million for the fiscal year ended September 30, 2002, including $462,000 of PIK interest. Because we did not make any such investments prior to November 2001, we did not record interest income from debt securities of private companies for the period from inception through September 30, 2001.

        The weighted average yield on our portfolio for the fiscal year ended September 30, 2002 was 13.82% (without giving effect to PIK interest) and 14.79% (after giving effect to PIK interest).

        Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2002 was approximately $1.6 million, as compared to approximately $350,000 for the period from inception through September 30, 2001. This increase was primarily a result of our investment of the net proceeds of our initial public offering for the full year. By comparison, the results for the period from inception through September 30, 2001 include interest income earned on the investment of the net proceeds of our initial public offering from August 29, 2001 (the date of the closing of our initial public offering) through September 30, 2001. As we continue to acquire debt securities of private companies, which we anticipate will be at interest rates significantly greater than the rates that we are currently receiving on our deposited cash and cash equivalents, we expect that income from invested cash and cash equivalents will decline as a percentage of total revenue and that interest income from debt securities will increase and become our predominant source of revenue.

        For the fiscal year ended September 30, 2002, we recorded approximately $433,000 in interest income from loans to our employees in connection with the exercise of employee stock options, as compared to approximately $45,000 in interest income from such loans for the period from inception through September 30, 2001. The increase is primarily the result of the inclusion in the results of operations for the year ended September 30, 2002 of a full year of interest income on the majority of such employee loans (which were made at the time of our initial public offering) and, to a lesser extent, the inclusion of interest income on employee loans entered into during the 2002 fiscal year. By comparison, the results for the period from inception through September 30, 2001 include interest earned on such employee loans from the time of exercise of such options (August 23, 2001) through September 30, 2001.

        Managerial assistance fees were approximately $1.7 million for the fiscal year ended September 30, 2002. Fee income for the fiscal year ended September 30, 2002 consists primarily of managerial assistance fees received in connection with investments we closed during the fiscal year. It also includes approximately $47,000 in fees associated with a line of credit we extended to one of our portfolio companies that is no longer outstanding. Because we did not make any investments in debt securities of private companies prior to November 2001, we did not record any managerial assistance fee income for the period from inception through September 30, 2001.

        Other income was approximately $131,000 for the fiscal year ended September 30, 2002. This amount was comprised of approximately $81,000 in up-front fees received in connection with five proposed investments that ultimately were not consummated and approximately $50,000 in other fees. Because we did not experience the termination of any such negotiations during the period from inception through September 30, 2001, we did not record any other income for such period.

Operating Expenses

        Operating expenses for the fiscal year ended September 30, 2002 were approximately $2.8 million, compared to approximately $487,000 for the period from inception through September 30, 2001. This increase was primarily a result of the inclusion of a full year of operations in the results for the 2002 fiscal year, as contrasted to our limited operations during the period from inception through September 30, 2001. However, this increase was partially offset by substantial nonrecurring costs associated with the organization of the company and our commencement of operations incurred during the period from inception through September 30, 2001.

        Salaries and benefits for the fiscal year ended September 30, 2002 were approximately $1.4 million, as compared to approximately $229,000 for the period from inception through September 30, 2001. This increase was primarily a result of the inclusion of a full year of operations in the results for the 2002 fiscal year, as contrasted to our limited operations during the period from inception through September 30, 2001. Salaries and benefits also increased as a result of our hiring additional employees during the year. We expect salaries and benefits to continue to increase as we hire additional personnel.

        General and administrative expenses, consisting primarily of insurance, office operations, travel and stockholder related expenses, for the fiscal year ended September 30, 2002 were approximately $775,000, as compared to approximately $145,000 during the period from inception through

September 30, 2001. This increase was primarily a result of the inclusion of a full year of operations in the results for the 2002 fiscal year, as contrasted to our limited operations during the period from inception through September 30, 2001. General and administrative expense also increased as a result of the general expansion of our operations during the year.

        Professional fees, consisting primarily of legal and audit fees, for the fiscal year ended September 30, 2002 were approximately $550,000, as compared to approximately $72,000 during the period from inception through September 30, 2001. This increase was primarily a result of the inclusion of a full year of operations in the results for the 2002 fiscal year, as contrasted to our limited operations during the period from inception through September 30, 2001.

        Rent expense for the fiscal year ended September 30, 2002 was approximately $125,000, as compared to approximately $3,000 during the period from inception through September 30, 2001. This increase was primarily a result of the inclusion of a full year of operations in the results for the 2002 fiscal year, as contrasted to our limited operations during the period from inception through September 30, 2001. This amount also increased as a result of our relocation of our principal executive offices following the completion of our initial public offering.

        Directors fees for the fiscal year ended September 30, 2002 were approximately $22,000, as compared to approximately $38,000 during the period from inception through September 30, 2001. We anticipate that annual directors fees will approximate $18,000 per non-employee director over time.

        We believe that our current level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we continue to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

Net Operating Income

        As a result of the operating income and operating expenses described above, we had net operating income of approximately $7.6 million for the fiscal year ended September 30, 2002. Based on a weighted-average of 10,064,900 (basic) and 10,166,752 (diluted) shares outstanding, our net operating income per common share for the fiscal year ended September 30, 2002 was $0.76 (basic) and $0.75 (diluted).

        For the period from inception through September 30, 2001, we incurred a net operating loss of approximately $93,000. Based on a weighted-average of 3,219,525 shares outstanding, our net operating loss per common share for the period from inception through September 30, 2001 was $(0.03), basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2002, we had investments in debt securities of, or loans to, seven private companies, totaling approximately $79.7 million of total investment assets. This number includes approximately $400,000 in accrued PIK interest, which as described in "Overview," is added to our carrying value of our investments.

        The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount
2003	$1,475,000
2004	$10,390,803
2005	$11,515,833
2006	$16,050,745
2007	$23,165,991
Thereafter	$17,119,982

Total	$79,718,354

        Cash provided by operating activities for the fiscal year ended September 30, 2002, consisting primarily of the items described in "Results of Operations," was approximately $7.0 million. Net cash used in investing activities was approximately $40.2 million for the fiscal year ended September 30, 2002. The net cash used consisted of investments in our portfolio companies, partially offset by a net increase in cash of approximately $39.2 million in connection with repurchase agreements and the repayment, by our portfolio companies, of investments in principal amount of approximately $18.4 million. Net cash used in financing activities was approximately $6.7 million for the fiscal year ended September 30, 2002 and consisted primarily of the payment of dividends of approximately $6.0 million and the repayment of accrued costs of approximately $641,000 associated with our initial public offering.

        During the fiscal year ended September 30, 2002, cash and cash equivalents decreased from approximately $131.8 million at the beginning of the year to approximately $91.9 million at the end of the year. This decrease of approximately $39.9 million was largely the result of our investing activities, partially offset by an increase in cash and cash equivalents in connection with the repurchase agreement described below.

        On September 30, 2002, we entered into a repurchase agreement with UBS Paine Webber for approximately $39.2 million. The repurchase agreement was fully collateralized by a United States treasury bill with a fair value of approximately $40.0 million that matured on October 3, 2002. The interest rate on the repurchase agreement was 1.85%. This repurchase agreement was reflected on our balance sheet as of September 30, 2002 as an increase in cash and cash equivalents pledged to creditors of $39.2 million, along with a corresponding liability for the same amount. The repurchase agreement was settled on October 1, 2002. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC under Subchapter M of the Internal Revenue Code.

        In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid quarterly cash dividends of $0.18, $0.21, $0.21 and $0.21 per share on our common stock for the first, second, third and fourth quarters, respectively, of the fiscal year ended September 30, 2002.

        Aggregate dividends declared and paid for the 2002 fiscal year were approximately $8.2 million. We declared these dividends based upon our estimate of net operating income for the year. Because of the difficult economic climate during the year, our investment pace was slower than we had originally anticipated, and consequently, our net operating income was lower than we had originally projected. This resulted in our dividends related to our 2002 fiscal year exceeding our net operating income for the year by approximately $0.5 million. Additionally, dividends related to our 2002 fiscal year exceeded our current and accumulated earnings and profits and, as a result, a portion of our dividends will be treated as a return of capital to our stockholders.

        We anticipate borrowing funds and issuing additional equity securities to obtain additional capital once the proceeds of our initial public offering have been fully invested. To this end, we have filed with the SEC a registration statement that would permit us to issue, through one or more transactions, up to an aggregate of $75 million in securities, consisting of common stock, preferred stock and/or debt securities. We may not issue any such securities until the registration statement has been declared effective by the SEC and we currently have no immediate plans to issue any securities under the registration statement.

        In addition to borrowing funds and issuing additional equity securities, we also intend to pursue a strategy of securitizing our loan portfolio in approximately one to two years. We would use the cash we receive upon the sale of interests in our loans to repay bank borrowings and make additional loans. We can not assure you that this securitization strategy will be successful.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Report of Independent Auditors	33
Consolidated Balance Sheets as of September 30, 2002 and September 30, 2001	34
Consolidated Schedule of Investments as of September 30, 2002	35
Consolidated Statements of Operations for the year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001	36
Consolidated Statements of Stockholders Equity for the year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001	37
Consolidated Statements of Cash Flows for the year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001	38
Notes to Financial Statements	39

Report of Independent Auditors

To the Board of Directors and Stockholders of
Gladstone Capital Corporation

We have audited the accompanying consolidated balance sheets of Gladstone Capital Corporation (the Company) as of September 30, 2002 and 2001, including the consolidated schedule of investments as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gladstone Capital Corporation at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001, in conformity with accounting principles generally accepted in the United States.

McLean, Virginia
November 1, 2002

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	September 30, 2001
ASSETS
Investments at fair value (Cost 9/30/2002:$79,718,354;9/30/2001:$0)	$79,718,354	$—
Cash and cash equivalents	51,930,529	131,824,080
Cash and cash equivalents pledged to creditors	39,998,799	—
Interest receivable—investments in debt securities	685,274	—
Interest receivable—cash and cash equivalents	4,389	34,544
Interest receivable—officers	109,874	45,355
Prepaid assets	357,955	166,250
Other assets	116,865	135,257

TOTAL ASSETS	$172,922,039	$132,205,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Dividends payable	$2,115,087	$—
Accrued offering costs	—	590,382
Accrued expenses and deferred liabilities	944,960	365,960
Repurchase agreement	39,198,719	—

Total Liabilities	42,258,766	956,342

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,071,844 and 10,060,178 issued and outstanding, respectively	10,072	10,060
Capital in excess of par value	140,266,684	140,131,778
Notes receivable—officers	(8,983,796)	(8,800,050)
Declared distributions in excess of undistributed net realized earnings	(629,687)	(92,644)

Total Stockholders' Equity	130,663,273	131,249,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,922,039	$132,205,486

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2002

Company	Industry	Investment	Cost	Fair Value
ARI Holdings, Inc.	Manufacturing-auto parts	Sr. Subordinated Debt	$8,250,803	$8,250,803
Coyne International Enterprises	Industrial services	Term Loan	16,054,268	16,054,268
Finn Corporation	Manufacturing-landscape equipment	Sr. Subordinated Debt Common Stock Warrants for 2% ownership	10,500,000 37,000	10,500,000 37,000
Home Care Supply, Inc.	Medical equipment rental	Sr. Subordinated Debt	18,000,000	18,000,000
Inca Metal Products Corporation	Material handling and storage products	Term Loan	6,000,000	6,000,000
Kozy Shack Enterprises,Inc.	Food preparations	Subordinated Debt	4,300,000	4,300,000
Marcal Paper Mills, Inc.	Manufacturing-paper products	Sr. Subordinated Debt First Mortgage Facility	7,500,000 9,076,283	7,500,000 9,076,283

Totals			$79,718,354	$79,718,354

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended Sept. 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001
OPERATING INCOME
Interest income-investments	$6,641,144	—
Interest income-cash and cash equivalents	1,576,304	$349,500
Interest income-notes receivable from officers	433,391	45,355
Managerial assistance fees	1,673,614	—
Other income	131,250	—

Total Operating Income	$10,455,703	$394,855

OPERATING EXPENSES
Salaries and benefits	$1,367,180	$229,379
Rent	125,128	3,306
Professional fees	549,781	72,088
Directors fees	22,000	38,000
General and administrative	775,013	144,726

Total Operating Expenses	$2,839,102	$487,499

NET OPERATING INCOME (LOSS)	$7,616,601	$(92,644)

NET INCREASE (DECREASE) IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$7,616,601	$(92,644)

NET INCREASE (DECREASE) IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.76	$(0.03)
Diluted	$0.75	$(0.03)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,064,900	3,219,525
Diluted	10,166,752	3,219,525

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Declared Distributions in Excess of Undistributed Net Realized Earnings
	Common Stock
			Capital in Excess of Par Value	Notes Receivable- Officers		Total Stockholders' Equity
	Shares	Amount
Balance at May 30, 2001 (Inception)	43,508	$44	$652,587	$—	$—	$652,631
Issuance of Common Stock In Public Offering (net of underwritting discount and offering costs of $10,760,843)	9,430,000	9,430	130,679,727	—	—	130,689,157
Issuance of Common Stock
Under Stock Option Plan	586,670	586	8,799,464	(8,800,050)	—	—
Net Decrease in Stockholders' Equity Resulting from Operations	—	—	—	—	(92,644)	(92,644)

Balance at September 30, 2001	10,060,178	$10,060	$140,131,778	$(8,800,050)	$(92,644)	$131,249,144

Issuance of Common Stock
Under Stock Option Plan	11,666	12	185,878	(185,890)		—
Offering Costs			(50,972)			(50,972)
Repayment of Principal on Notes Receivable				2,144		2,144
Net Increase in Stockholders' Equity Resulting from Operations					7,616,601	7,616,601
Distributions Declared ($0.81 per common share)	—	—	—	—	(8,153,644)	(8,153,644)

Balance at September 30, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(629,687)	$130,663,273

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in stockholders' equity resulting from operations	$7,616,601	$(92,644)
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash provided by (used in) operating activities:
Depreciation	13,822	265
Increase in interest receivable	(719,638)	(79,899)
Decrease (increase) in other assets	75,546	(103,728)
Increase in accrued expenses and deferred liabilities	579,000	365,960
Increase in prepaid assets	(191,705)	(166,250)
Increase in investment balance due to payment in kind interest	(400,491)	—

Net Cash Provided by (Used in) Operating Activities	6,973,135	(76,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(70,976)	(31,794)
Purchase of investments	(97,705,054)	—
Principal repayments on investments	18,387,191	—
Proceeds from repurchase agreements	44,098,719	—
Repayment of repurchase agreements	(4,900,000)	—
Receipt of principal on notes receivable-officers	2,144	—

Net Cash Used in Investing Activities	(40,187,976)	(31,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	—	131,341,788
Offering costs	(50,972)
(Decrease) increase in accrued offering costs	(590,382)	590,382
Distributions paid	(6,038,557)	—

Net Cash (Used in) Provided by Financing Activities	(6,679,911)	131,932,170

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,894,752)	131,824,080
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	131,824,080	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,929,328	$131,824,080

NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$185,890	$8,800,050

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

Note 1. Organization

        Gladstone Capital Corporation (the Company) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the Code). The Company's investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

        Gladstone Advisers, Inc. (Advisers), a wholly-owned subsidiary, conducts the daily administrative operations of the Company and provides managerial assistance to the Company's portfolio companies.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2002. Cash and cash equivalents pledged to creditors as of September 30, 2002 consists of the United States Treasury Bill that collateralizes the Company's Repurchase Agreement.

Concentration of Credit Risk

        The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investment Valuation

        The Company carries its investments at fair value, as determined by its Board of Directors. Securities that are publicly traded, if any, are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded (which, to date, constitutes all of the Company's investments), or for which the Company has various degrees of trading restrictions, are valued at fair value as determined in good faith by the Company's Board of Directors. In making such determination, the Company's Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount and PIK interest, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity or other securities, the Company's Board of Directors determines the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Property and Equipment

        Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years.

Interest Income Recognition

        Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.

Payment in Kind Interest

        The Company has loans in its portfolio which contain a payment in kind ("PIK") provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the year ended September 30, 2002, the Company recorded PIK income of $461,627. The Company did not record any PIK income for the period from inception (May 30, 2001) through September 30, 2001.

Stock Options

        The Company applies APB No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plan. In accordance with SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to apply the provisions of APB 25 and provide pro forma disclosure (see Note 3) of the Company's net operating income calculated as if the grants of stock options had been recorded as compensation costs in accordance with SFAS 123.

Management Fees

        The Company is self-managed and therefore does not incur management fees payable to third parties.

Federal Income Taxes

        The Company intends to qualify for treatment as a RIC under Subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code.

Dividends

        Distributions to stockholders are recorded on the ex-dividend date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a dividend to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a dividend is declared each quarter. At year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.

Note 3. Stock Option Plan

        Effective July 23, 2001, the Company adopted the Amended and Restated 2001 Equity Incentive Plan (the 2001 Plan). The Company has authorized 1,500,000 shares of capital stock for the issuance of options under the 2001 Plan to employees and directors. Options granted under the 2001 Plan may be exercised during a term not to exceed ten years from the date of grant. Unless sooner terminated by the Company's Board of Directors, the 2001 Plan will terminate on June 1, 2011 and no additional awards may be made under the 2001 Plan after that date. Only employees of the Company and its subsidiaries are eligible to receive incentive stock options and both employees and non-employee directors are eligible to receive nonstatutory stock options under the 2001 Plan.

        Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options. A portion of the options granted during the fiscal year ended September 30, 2002 and each option granted during the period from inception through September 30, 2001 vest as follows: one-half of the number of shares issuable upon exercise of the option vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date. The remaining options granted during the fiscal year ended September 30, 2002 vest as follows: 60% of the shares issuable upon exercise of the options vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date.

        Had the Company not elected to account for its stock-based compensation in accordance with APB 25, and had instead elected to record the cost of granting stock options under the 2001 Plan as compensation expense in accordance with the provisions of SFAS 123, the Company's net increase

(decrease) in stockholders' equity resulting from operations for the fiscal year ended September 30, 2002 and for the period from inception through September 30, 2001 would have been as follows:

	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001
Net increase (decrease) in stockholders' equity resulting from operations
As reported	$7,616,601	$(92,644)
Pro forma	$6,061,502	$(1,826,984)
Net increase (decrease) in stockholders' equity resulting from operations per share
As reported-basic	$0.76	$(0.03)
As reported-diluted	$0.75	$(0.03)
Pro forma-basic	$0.60	$(0.57)
Pro forma-diluted	$0.60	$(0.57)

        The pro forma effects of applying SFAS 123 on reported net increase (decrease) in stockholders' equity resulting from operations for the year ended September 30, 2002 and the period from inception through September 30, 2001 are not likely to be representative of the effects on reported net (decrease) increase in stockholders' equity resulting from operations for future years.

        For options granted during the fiscal year ended September 30, 2002, the Company estimated a fair value per option on the date of grant of $1.40 using a Black-Scholes option-pricing model and the following assumptions: dividend yield of 8.17%, risk-free interest rate of 2.02%, expected volatility factor of 0.258, and expected lives of the options of three years. For options granted during the period from inception through September 30, 2001, the Company estimated a fair value per option on the date of grant of $2.51 using a Black-Scholes option-pricing model and the following assumptions: dividend yield of 6.00%, risk-free interest rate of 4.60%, expected volatility factor of 0.324, and expected lives of the options of three years.

        A summary of the status of the Company's 2001 Plan for the period from inception through September 30, 2002 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at May 30, 2001	—
Granted	1,250,000	$15.00
Exercised	(586,670)	$15.00

Options outstanding at September 30, 2001, of which 63,330 shares were exercisable	663,330	$15.00
Granted	160,000	$17.14
Exercised	(11,666)	$15.93

Options outstanding at September 30, 2002, of which 741,664 shares are exercisable	811,664	$15.40

        A detailed summary of the stock options outstanding at September 30, 2002 is presented in the following table:

Range of Exercise Prices	Stock Options Outstanding At September 30, 2002	Weighted Average Remaining Contractual Life (Years)
$15.00—$17.18	811,664	9.08

        During the fiscal year ended September 30, 2002, the Company issued 11,666 shares of common stock to employees of the Company pursuant to stock option exercises, in exchange for full recourse notes receivable totaling $185,890. During the period from inception through September 30, 2001, the Company issued 586,670 shares of common stock to employees of the Company pursuant to stock option exercises, in exchange for full recourse notes receivable totaling $8,800,050. These transactions were effected pursuant to the 2001 Plan, which allows the Company to lend its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Interest is charged and paid on such loans at the market rate as determined based on individual financial positions.

Note 4. Commitments and Contingencies

        The Company occupies its office space pursuant to a license agreement. The license was effective beginning November 1, 2001 and was initially scheduled to expire on October 31, 2002. The Company has elected to extend the license agreement until October 31, 2003. The future payments under this license total $188,530.

Note 5. Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the fiscal year ended September 30, 2002 and the period from inception through September 30, 2001:

	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001
Numerator for basic and diluted earnings (loss) per share	$7,616,601	$(92,644)

Denominator for basic weighted average shares	10,064,900	3,219,525
Dilutive effect of stock options	101,852	0

Denominator for diluted weighted average shares	10,166,752	3,219,525

Basic earnings (loss) per share	$0.76	$(0.03)

Diluted earnings (loss) per share	$0.75	$(0.03)

Note 6. Related Party Transactions

        The Company has provided loans to employees for the exercise of options under the 2001 Plan. The loans require the quarterly payment of interest at the market rate of interest in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of stockholders' equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the fiscal year ended September 30, 2002, the Company issued $185,890 in loans to two employees for the exercise of options. During the period from inception through September 30, 2001, the Company issued $8,800,050 in loans to seven employees for the exercise of options. The Company recognized interest income from all employee stock option loans of $433,391 and $45,355 during the fiscal year ended September 30, 2002 and the period from inception through September 30, 2001, respectively. The outstanding principal balances due on all employee stock option loans at September 30, 2002 and September 30, 2001 were $8,983,796 and $8,800,050, respectively.

        During the fiscal year ended September 30, 2002, the Company paid personnel recruiting fees totaling $31,750 to Medical Funding Corporation. Anthony W. Parker, a director of the Company, is the founder, Chairman and President of Medical Funding Corporation.

Note 7. Repurchase Agreement

        On September 30, 2002, the Company entered into a repurchase agreement (the Repurchase Agreement) with UBS PaineWebber for $39,198,719, which agreement was settled on October 1, 2002. The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $40,004,000 and a carrying value of $39,998,799 that matured on October 3, 2002. The interest rate on the Repurchase Agreement was 1.85%.

        A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor's money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. The Company requires the continual maintenance by its custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities. In the future the Company plans to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain the Company's status as a RIC under Subchapter M of the Code.

Note 8. Deferred Compensation Plan

        The Company has adopted a deferred compensation plan (the 401(k) Plan) effective January 1, 2002. The 401(k) Plan permits an employee to defer the lesser of 75% of his or her total annual compensation or the applicable Internal Revenue Service (IRS) annual limit. Employees of the Company are eligible to participate in the 401(k) Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service. The service requirement has been waived for those employees who were employed by the Company as of January 1, 2002. As of September 30, 2002, the Company has not funded any contributions to the 401(k) Plan. The Company has received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Code. For the fiscal year ended September 30, 2002, the

Company recorded $23,569 in expenses related to the 401(k) Plan. There were no expenses related to the 401(k) Plan incurred during the period from inception through September 30, 2001.

Note 9. Dividends

        On January 15, 2002, the Company paid a dividend of $0.18 per share on its common stock to its stockholders of record as of December 31, 2001. On April 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of March 28, 2002. On July 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of June 28, 2002. On October 7, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of September 30, 2002. Aggregate dividends declared and paid for the 2002 fiscal year were approximately $8.2 million. The Company declared these dividends based upon an estimate of net operating income for the year. Because of the difficult economic climate during the year, the Company's investment pace was slower than originally anticipated, and consequently, net operating income was lower than originally projected. This resulted in dividends related to the 2002 fiscal year exceeding net operating income for the year by approximately $0.5 million. Additionally, dividends related to the 2002 fiscal year exceeded current and accumulated earnings and profits and, as a result, a portion of the Company's dividends will be treated as a return of capital to the Company's stockholders.

Note 10. Managerial Assistance Fees

        The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The company provides managerial assistance to its portfolio companies in connection with its investments through its wholly-owned subsidiary, Advisers, and receives fees for its managerial assistance services. Such fees are normally paid at the closing of the Company's investments in its portfolio companies, are generally non-recurring and are recognized as revenue when earned. The managerial assistance services provided by the Company vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice. For the fiscal year ended September 30, 2002, these fees totaled $1,673,614. For the period from inception through September 30, 2001, the Company did not receive any managerial assistance fees.

        From time to time, the Company is invited to participate as a co-lender in a transaction. In the event that the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations are deferred and amortized over the life of the loan. The Company did not receive any such loan fees during the fiscal year ended September 30, 2002 or for the period from inception through September 30, 2001.

Note 11. Subsequent Event

        Subsequent to September 30, 2002, the Company filed a registration statement with the SEC that would permit the Company to issue, through one or more transactions, up to an aggregate of $75 million in securities, consisting of common stock, preferred stock and/or debt securities. The Company may not issue any such securities until the registration statement has been declared effective by the SEC. The Company has no immediate plans to issue any securities under the registration statement.

Note 12. Financial Highlights

	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001
Per Share Data (1)
Net asset value at beginning of period	$13.05	$15.00
Net operating income (loss)	0.76	(0.03)
Issuance of common stock	(0.02)	(0.80)
Offering costs and underwriting discount	(0.01)	(1.12)
Distributions from net investment income	(0.76)	—
Distributions in excess of net investment income	(0.05)	—

Net asset value at end of period	$12.97	$13.05
Per share market value at beginning of period	$16.14	$15.00	(4)
Per share market value at end of period	16.88	16.14
Total Return (2)	9.60%	7.60	%(3)
Shares outstanding at end of period	10,071,844	10,060,178
Ratios/Supplemental Data
Net assets at end of period	$130,663,273	$131,249,144
Average net assets	130,984,674	52,937,390
Ratio of operating expenses to average net assets	2.17%	0.92	%(3)
Ratio of net operating income (loss) to average net assets	5.81%	(0.18	)%(3)

(1)
Basic per share data.

(2)
Total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value.

(3)
Amounts were not annualized.

(4)
Represents the initial public offering price.

Note 13. Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2002
	Quarter Ended December 31, 2001	Quarter Ended March 31, 2002	Quarter Ended June 30, 2002	Quarter Ended September 30, 2002
Total Operating Income	$1,689,399	$2,149,551	$2,915,149	$3,701,604
Net Operating Income	1,196,980	1,408,482	2,224,574	2,786,565
Net Increase in Stockholders' Equity Resulting From Operations	1,196,980	1,408,482	2,224,574	2,786,565
Basic Earnings per Common Share	$0.12	$0.14	$0.22	$0.28
Diluted Earnings per Common Share	$0.12	$0.14	$0.22	$0.27
	Period May 30, 2001 (Inception) Through September 30, 2001
	Period Inception through June 30, 2001	Quarter Ended September 30, 2001
Total Operating Income	$0	$394,855
Net Operating Loss	(39,400)	(53,244)
Net Decrease in Stockholders' Equity Resulting From Operations	(39,400)	(53,244)
Basic Loss per Common Share	$(0.91)	$(0.01)
Diluted Loss per Common Share	$(0.91)	$(0.01)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

        We will file a definitive Proxy Statement for our 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2003 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 is hereby incorporated by reference from our 2003 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from our 2003 Proxy Statement under the caption "Compensation of Directors and Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 is hereby incorporated by reference from our 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

        The information required by Item 13 is hereby incorporated by reference from our 2003 Proxy Statement under the caption "Certain Transactions."

Item 14. Controls and Procedures.

        Within the 90-day period prior to the date of this report, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that such disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that our chief executive officer and chief financial officer carried out their evaluations.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.    DOCUMENTS FILED AS PART OF THIS REPORT

1.
The following financial statements are filed herewith:
2.
Financial statement schedules

        No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.
Exhibits

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1*	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.2*	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
4.1*	Form of Direct Registration Transaction Advice for the Company's common stock, par value $0.001 per share, the rights of holders of which are defined in exhibits 3.1 and 3.2, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
4.2*	Specimen Stock Certificate, incorporated by reference to Exhibit d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.
10.1*	Employment Agreement, dated June 25, 2001, between the Company and David Gladstone, incorporated by reference to Exhibit k.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
10.2*	Employment Agreement, dated July 23, 2001, between the Company and Terry Lee Brubaker, incorporated by reference to Exhibit k.3 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
10.3*	Amendment to Employment Agreement, dated August 8, 2001, between the Company and David Gladstone, incorporated by reference to Exhibit k.4 to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 10, 2001.
10.4*	Employment Agreement, dated September 12, 2002, between the Company and George Stelljes III, incorporated by reference to Exhibit k.5 to Registration Statement on Form N-2 (File No. 333-100385), filed October 7, 2002.

10.5*	Promissory Note of David Gladstone in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.
10.6*	Promissory Note of Terry Brubaker in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.
10.7*	Promissory Note of Harry Brill in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.
10.8*	Subscription Agreement dated May 30, 2001, incorporated by reference to Exhibit p to the Registration Statement on Form N-2 (File No. 333-63700), filed June 22, 2001.
10.9*	Facility Service License, dated November 1, 2001, between the Company and Teqcorner, LLC, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 814-00237), filed December 21, 2001.
10.10*	Amended and Restated 2001 Equity Incentive Plan, incorporated by reference to Exhibit i.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
10.11*	First Amendment to Amended and Restated 2001 Equity Incentive Plan, incorporated by reference to Exhibit i.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 10, 2001.
10.12*	Form of Stock Option Agreement, incorporated by reference to Exhibit i.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
10.13*	Form of Early Exercise Stock Purchase Agreement, incorporated by reference to Exhibit i.4 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.
10.14*	Second Amendment to Amended and Restated 2001 Equity Incentive Plan, incorporated by reference to Exhibit i.5 to the Registration Statement on Form N-2 (File No. 333-100385), filed October 7, 2002.
11+	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21*	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 814-00237), filed December 21, 2001.
99.1+	Certification.

*
Previously filed.
+
Filed herewith.

        All other exhibits for which provision is made in the applicable regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

b.    REPORTS ON FORM 8-K

        During the last fiscal quarter of the fiscal year ended September 30, 2002, we did not file any reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION
Date: December 11, 2002	By:	/s/ HARRY BRILL Harry Brill Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: December 11, 2002	By:	/s/ DAVID GLADSTONE David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date: December 11, 2002	By:	/s/ TERRY L. BRUBAKER Terry Lee Brubaker President, Chief Operating Officer and Director
Date: December 11, 2002	By:	/s/ HARRY BRILL Harry Brill Chief Financial Officer (principal financial and accounting officer)
Date: December 11, 2002	By:	/s/ DAVID A.R. DULLUM David A.R. Dullum Director
Date: December 11, 2002	By:	/s/ ANTHONY W. PARKER Anthony W. Parker Director
Date: December 11, 2002	By:	/s/ MICHELA A. ENGLISH Michela A. English Director

Certifications:

I, David Gladstone, certify that:

1.
I have reviewed this annual report on Form 10-K of Gladstone Capital Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002

/s/ DAVID GLADSTONE David Gladstone Chief Executive Officer and Chairman of the Board of Directors

I, Harry Brill, certify that:

1.
I have reviewed this annual report on Form 10-K of Gladstone Capital Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002

/s/ HARRY BRILL Harry Brill Chief Financial Officer

Exhibit List

99.1
Certification.

QuickLinks

GLADSTONE CAPITAL CORPORATION FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
GLADSTONE CAPITAL CORPORATION SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Auditors
GLADSTONE CAPITAL CORPORATION CONSOLIDATED BALANCE SHEETS
GLADSTONE CAPITAL CORPORATION SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2002
GLADSTONE CAPITAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
GLADSTONE CAPITAL CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
GLADSTONE CAPITAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
GLADSTONE CAPITAL CORPORATION NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2002
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES