Form 10-Q
period 2002-12-31
GLADSTONE CAPITAL CORP
filed 2003-02-10
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2002.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 7, 2003 was 10,071,844.

GLADSTONE CAPITAL CORPORATION

PART I—FINANCIAL INFORMATION

Gladstone Capital Corporation

Consolidated Financial Statements

(Unaudited)

December 31, 2002

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2002	September 30, 2002
ASSETS
Investments at fair value (Cost 12/31/2002: $83,826,434; 9/30/2002: $79,718,354)	$83,826,434	$79,718,354
Cash and cash equivalents	48,130,938	51,930,529
Cash and cash equivalents pledged to creditors	40,005,996	39,998,799
Interest receivable – investments in debt securities	854,458	685,274
Interest receivable – cash and cash equivalents	1,464	4,389
Interest receivable – officers	22,763	109,874
Prepaid assets	355,823	357,955
Other assets	212,945	116,865

TOTAL ASSETS	$173,410,821	$172,922,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Dividends Payable	$2,316,523	$2,115,087
Accrued expenses and deferred liabilities	1,129,697	944,960
Repurchase agreement	39,205,697	39,198,719

Total Liabilities	$42,651,917	$42,258,766

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,071,844 shares issued and outstanding	$10,072	$10,072
Capital in excess of par value	140,266,684	140,266,684
Notes receivable – officers	(8,983,796)	(8,983,796)
Declared distributions in excess of undistributed earnings	(534,056)	(629,687)

Total Stockholders’ Equity	$130,758,904	$130,663,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,410,821	$172,922,039

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2002

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	COST	FAIR VALUE

ARI Holdings, Inc.	Manufacturing auto parts	Junior Subordinated Term Debt(3)	$8,354,368	$8,354,368
Coyne International Enterprises Corp.	Uniform cleaning and rental	Senior Term Debt(2)(3)	20,135,569	20,135,569

Finn Corporation	Manufacturing landscape equipment	Senior Subordinated Term Debt	10,500,000	10,500,000
		Common Stock Warrants for 2% ownership	$37,000	$37,000

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt(2)	18,000,000	18,000,000

Inca Metal Products Corporation	Manufacturing material handling products	Senior Term Debt(2)	6,000,000	6,000,000

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt(2)	4,200,000	4,200,000

Marcal Paper Mills, Inc.	Manufacturing paper products	Senior Term Debt(2)	7,500,000	7,500,000
		First Mortgage Debt(3)	9,099,497	9,099,497

Totals			$83,826,434	$83,826,434

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(3) Has some paid in kind (PIK) interest. Refer to Note 2 “Summary of Significant Accounting Policies” of Form 10-K for the fiscal year ended September 30, 2002.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2002

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	COST	FAIR VALUE

ARI Holdings, Inc.	Manufacturing auto parts	Junior Subordinated Term Debt(3)	$8,250,803	$8,250,803
Coyne International Enterprises Corp.	Uniform cleaning and rental	Senior Term Debt(2)(3)	16,054,268	16,054,268

Finn Corporation	Manufacturing landscape equipment	Senior Subordinated Term Debt	10,500,000	10,500,000
		Common Stock Warrants for 2% ownership	37,000	37,000

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt(2)	18,000,000	18,000,000

Inca Metal Products Corporation	Manufacturing material handling products	Senior Term Debt(2)	6,000,000	6,000,000

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt(2)	4,300,000	4,300,000

Marcal Paper Mills, Inc.	Manufacturing paper products	Senior Term Debt(2)	7,500,000	7,500,000
		First Mortgage Debt(3)	9,076,283	9,076,283

Totals			$79,718,354	$79,718,354

(1)  We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(3) Has some paid in kind (PIK) interest. Refer to Note 2 “Summary of Significant Accounting Policies” of Form 10-K for the fiscal year ended September 30, 2002.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001
INVESTMENT INCOME
Interest income – investments	$2,927,663	$329,657
Interest income – cash and cash equivalents	198,166	640,515
Interest income – notes receivable from officers	109,603	107,418
Managerial assistance fees	0	611,809
Total Investment Income	$3,235,432	$1,689,399

EXPENSES
Salaries and benefits	$433,240	$277,184
Rent	54,620	11,053
Professional fees	114,690	101,421
Directors fees	13,500	2,000
General and administrative	207,228	100,761
Total Expenses	$823,278	$492,419

NET INVESTMENT INCOME	$2,412,154	$1,196,980

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$2,412,154	$1,196,980

NET INVESTMENT INCOME PER COMMON SHARE:
Basic	$0.24	$0.12
Diluted	$0.24	$0.12

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,071,844	10,060,178
Diluted	10,124,197	10,146,030

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	(Distributions) in Excess of Undistributed Earnings	Total Stockholders’ Equity
	Shares	Amount

Balance at September 30, 2001	10,060,178	$10,060	$140,131,778	$(8,800,050)	$(92,644)	$131,249,144

Issuance of Common Stock Under Stock Option Plan

Offering Costs			(50,971)			(50,971)

Repayment of Principal on Notes Receivable				931		931

Net Increase in Stockholders’ Equity Resulting from Operations					1,196,980	1,196,980

Distributions Declared ($0.18 per common share)					(1,810,832)	(1,810,832)

Balance at December 31, 2001	10,060,178	$10,060	$140,080,807	$(8,799,119)	$(706,496)	$130,585,252

Balance at September 30, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(629,687)	$130,663,273

Issuance of Common Stock Under Stock Option Plan						0

Offering Costs						0

Repayment of Principal on Notes Receivable

Net Increase in Stockholders’ Equity Resulting from Operations					2,412,154	2,412,154

Distributions Declared ($0.23 per common share)					(2,316,523)	(2,316,523)

Balance at December 31, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(534,056)	$130,758,904

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in stockholders’ equity resulting from operations	$2,412,154	$1,196,980
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Depreciation	6,765	0
Increase in interest receivable	(79,148)	(3,245)
Increase in other assets	(64,022)	(114,505)
Increase (decrease) in accrued expenses and deferred liabilities	184,737	(142,580)
Decrease (increase) in prepaid assets	2,132	25,676
Increase in accounts payable	0	250,538
Increase in investment balance due to payment in kind interest	(208,080)	0
Net Cash Provided by Operating Activities	$2,254,538	$1,212,864

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	$(38,823)	$0
Purchase of investments	(4,000,000)	(42,017,863)
Principal repayments on investments	100,000	0
Proceeds from repurchase agreements	39,205,697	0
Repayment of repurchase agreements	(39,198,719)	0
Receipt of principal on notes receivable – officers	0	931
Net Cash Used in Investing Activities	$(3,931,845)	$(42,016,932)

CASH FLOWS FROM FINANCING ACTIVITIES

Offering costs	$0	$(50,971)
Increase (decrease) in accrued offering costs	0	(590,382)
Distributions paid	(2,115,087)
Net Cash (Used in) Financing Activities	$(2,115,087)	$(641,353)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(3,792,394)	$(41,445,421)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$91,929,328	$131,824,080

CASH AND CASH EQUIVALENTS, END OF PERIOD (Note 8)	$88,136,934	$90,378,659

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001
Per Share Data(1)
Net asset value at beginning of period	$12.97	$13.05
Net investment income	0.24	0.12
Distributions from net investment income	(0.23)	(0.18)
Offering costs	0	(0.01)
Net asset value at end of period	$12.98	$12.98

Per share market value at beginning of period	$16.88	$16.14
Per share market value at end of period	16.47	18.69
Total Return(2)(3)	-1.07%	16.91%
Shares outstanding at end of period	10,071,844	10,060,178

Ratios/Supplemental Data
Net assets at end of period	$130,758,904	$130,585,252
Average net assets	131,563,142	131,219,533
Ratio of operating expenses to average net assets	0.63%	0.38%
Ratio of net investment income to average net assets	1.83%	0.91%

(1)          Basic per share data.

(2)          Amounts were not annualized for the results of the three-month periods ended December 31, 2002 and December 31, 2001.

(3)          Total return equals the increase of the ending market value over the beginning market value plus dividends divided by the beginning market value.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

(UNAUDITED)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Gladstone Capital Corporation (the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission.

NOTE 2. ORGANIZATION

The Company was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 as a closed-end investment company.  The Company has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

Gladstone Advisers, Inc., a wholly-owned subsidiary of the Company, conducts the daily administrative operations of the Company.  The financial statements of this subsidiary are consolidated with those of the Company.

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31, 2001 and December 31, 2002:

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001

Numerator for basic and diluted earnings per share	$2,412,154	$1,196,980

Denominator for basic weighted average shares	10,071,844	10,060,178

Dilutive potential shares	52,353	85,852

Denominator for diluted weighted average shares	10,124,197	10,146,030

Employee stock options	811,664	811,664

Basic earnings per common share	0.24	0.12
Diluted earnings per common share	0.24	0.12

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

On January 15, 2002, the Company paid a dividend of $0.18 per share on its common stock to its stockholders of record as of December 31, 2001.  On April 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of March 28, 2002.  On July 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of June 28, 2002. On October 7, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of September 30, 2002.  On January 7, 2003, the Company paid a dividend of $0.23 per share on its common stock to its stockholders of record as of December 31, 2002.

NOTE 5. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus PIK interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.

NOTE 6. LOAN AND MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies.  The Company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Advisers, Inc.  The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments.  Such fees are normally paid at the closing of the Company’s investments and are generally non-recurring.  These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice.  For the three months ended December 31, 2002 and December 31, 2001, these fees totaled $0 and $611,809 respectively.

From time to time, the Company will be invited to participate as a co-lender in a transaction.  Where the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

NOTE 7. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio, which contain a payment in kind (“PIK”) provision. The PIK interest is added to the principal balance of the loan and recorded as income.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended December 31, 2002 and December 31, 2001, the Company recorded PIK income of $211,321 and $0 respectively.  At December 31, 2002 and September 30, 2002 the Company had accrued on its balance sheet, a total in PIK income of $608,571 and $400,490 respectively.  The Company does not have any original issue discount income.

NOTE 8. REPURCHASE AGREEMENT

A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest date. Such interest rate is effective for the period of time during which the investor’s money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. The Company requires the continual maintenance by its custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, the Company might suffer a loss to the extent that the proceeds from the sale of the underlying securities were less than the repurchase price. A seller’s bankruptcy could delay or prevent a sale of the underlying securities.

On December 31, 2002, the Company entered into a Repurchase Agreement with UBS Paine Webber for $39,205,697, which agreement was settled on January 2, 2003.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $40,015,000 and a carrying value of $40,005,996 that matured on January 9, 2003.  The interest rate on the Repurchase Agreement was 1.18%.  On September 30, 2002, the Company entered into a Repurchase Agreement with UBS Paine Webber for $39,198,719, which agreement was settled on October 1, 2002.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $40,004,000 and a carrying value of $39,998,799 that matured on October 1, 2002.  The interest rate on the Repurchase Agreement was 1.85%.      In the future the Company plans to use a similar form of repurchase agreements as an investment option or in order to satisfy certain asset diversification requirements and maintain the Company’s status as a RIC.

NOTE 9. DEFERRED COMPENSATION PLAN

The company has adopted a deferred compensation plan (the “Plan”) effective January 1, 2002.  The Plan permits an employee to defer the lesser of  75% of his or her total compensation or the applicable Internal Revenue Service (“IRS”) limit.  The employees are eligible to participate in the Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service.  The service requirement is waived for those employees who were employed as of January 1, 2002.    The Company has funded $23,569 in contributions to the Plan that were recorded for the fiscal year ended September 30,2002.  The Company has received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Code.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone or Terry Lee Brubaker; (4) our inability to establish or maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 11, 2002. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior term debts, senior subordinated term debts and junior subordinated term debts, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In some instances some of the senior term debts may be “last out tranches” meaning our debt is part of the senior term debt but is paid last from those payments coming to the senior term debt holders if the borrower is liquidated. We also provide first and second mortgage debt secured by business real estate. We normally do not provide revolving lines of credit. In addition, we may acquire existing loans made by others if those loans meet our profile. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants, success fees or other equity-type instruments that we may receive when we provide debt. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. The amount of PIK interest accrued and on our books as of December 31, 2002 was approximately $608,000.

Because our loans will generally be subordinated debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were in fact rated, and therefore we cannot determine whether or not they could be considered to be “investment grade” quality.

To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets. Interest payments are generally made monthly or quarterly (except to the extent of any PIK interest) with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest generally become due at maturity at five to seven years. When we receive a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price equal to the fair value of the portfolio company’s common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower’s stock.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services, for which we receive fees, through our wholly owned subsidiary, Gladstone Advisers, Inc. Such fees are typically paid in part at the time a prospective portfolio company signs a non-binding term sheet with us, with the remainder paid at the closing of the investments. These fees are generally non-recurring, however in some instances they may have a recurring component. The specific services we provide vary by portfolio company, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital and providing general financial advice. We record these fees as managerial assistance fee revenue in the period in which the fees are earned.

Our business plan calls for managerial assistance fee revenue to equal or exceed our operating expenses (excluding interest expense). However, during the quarter ended December 31, 2002, operating expenses (excluding interest expense) exceeded managerial assistance fee revenue by approximately $820,000. Because we typically generate managerial assistance fee revenue only when we make new loans, our relatively slow pace of loans during the quarter ending December 31, 2002 led to this shortfall. In the future, we will need to make loans at a faster pace in order to meet this objective. However, we believe that, as the economic environment improves, we will be able to make sufficient new investments so that over time our managerial assistance fee revenue will equal or exceed our operating expenses (excluding interest expense), although there can be no guarantee that we will be able to do so.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower’s business and reaching agreement on the legal documentation for the loan. Typically, upon execution of the non-binding term sheet, the potential borrower pays us a non-refundable fee for our services rendered through the date of the non-binding term sheet. Where the fee paid is non-refundable, we recognize this fee as revenue upon execution of the non-binding term sheet.

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

The only significant continuing revenue associated with the investments we have already closed is interest paid and, potentially, capital gains received in connection with the liquidation of any associated equity interest (e.g., warrants). While in some instances we may also receive on-going managerial assistance fee revenue in connection with a consummated investment, any such amounts have been, and in the future are expected to be, insignificant.

The general economic climate during the fiscal year ended September 30, 2002 and the three months ended December 31, 2002 was unfavorable. Many businesses saw their sales and business prospects decline during this time. Consequently, many of these companies were forced to lay off employees and engage in other cost cutting measures. As a result of the difficult business climate, we determined it prudent to proceed cautiously in making loans during the 2002 fiscal year and in the three months ended December 31, 2002. Since our initial public offering in August 2001, we have made 11 different loans to, or investments in, 8 companies for a total of approximately $93 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired). This was below our objective set at the beginning of the 2002 fiscal year. In the fourth quarter of the 2002 fiscal year, one of our investments, including all amounts outstanding under a $7 million senior term loan and an $8 million senior line of credit, was repaid in full.

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

Critical Accounting Policies

Our accounting policies are more fully described in the footnotes to our consolidated financial statements contained elsewhere in this report. As disclosed in the footnotes to our consolidated financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Refer to note 2 “Summary of Significant Accounting Policies” in the “Notes to Financial Statements” of our form 10-K for the fiscal year ended September 30, 2002.

In December 2002, the Financial Accounting Standards Board approved the issuance of FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending and for interim periods beginning after December 15, 2002. The company is analyzing the additional requirements of this Statement and will include the required disclosures in its Form 10-Q for the quarter ending March 31, 2003.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

We value our investment portfolio each quarter. Members of our portfolio management team prepare the portfolio company valuations using the most recent portfolio company financial statements and forecasts. These individuals consult with the management of the portfolio company to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. The valuations are presented to our board of directors, which reviews and approves the portfolio valuations in accordance with our General Valuation Policy, Credit Information, Loan Grading and Risk Rating and Valuation Methodology.

General Valuation Policy: We carry our investments at fair value, as determined by our board of directors. Securities that are publicly traded, if any, are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded or for which we have various degrees of trading restrictions, are valued at fair value as determined in good faith by our board of directors. In making the good faith determination of the securities, we start with the cost basis of the security, which includes the amortized original issue discount and PIK interest, if any. We then apply the methods set out below in Valuation Methods. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case. In general, fair value is the amount that the company might reasonably expect to receive upon the current sale of the security.

Credit Information: We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We require our portfolio companies to provide annual audited and monthly, unaudited financial statements. Using these statements, we calculate and evaluate the credit statistics. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their cash flow statements (EBITDA) to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.

Loan Grading and Risk Rating: As of December 31, 2002 we increased the scale of our loan grading system from one that had a scale of 1 to 4, to a scale that uses 0 to 10.   This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default.  These types of systems are referred to as risk rating systems and are used by banks and rating agencies. We risk rate each of our debt securities. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by nationally recognized statistical rating organizations (“NRSRO”) as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies.  Because we have established our system to rate debt securities of companies that are unrated by any NRSRO there can be no assurance that the correlation to the NRSRO set out below is accurate. It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale; so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A.  Therefore, our scale begins with the designation BBB as the best risk rating.

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Ba3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22.0% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default: and the EL is greater than 20%

(a) the default rates set here are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on the company’s risk rating scale.

At September 30, 2002, all debt investments were grade 3 under the 1-to-4 loan grading system. The rating of 3 on the 1-4 system means that the portfolio companies were performing as agreed and they have paid on time.  Using the expanded scale, at December 31, 2002 the average debt security was risk rated 7.5 for all debt securities and the weighted average risk rating was 7.5 for the all debt securities. The highest rated loan was 9.0 and the lowest was 6.0. The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default using the expanded risk rating scale.

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual. At September 30, 2002 and December 31, 2002, no payments were past due on any of our debt securities. We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if there is a market for the debt security. If there is a market, then we will determine the value based on the market prices for the security, even if that market is not robust. At December 31, 2002 and September 30, 2002 there was no market for any of the debt securities we hold. If there is no market for the debt securities, then we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale. To determine the current sale price of the security, we may use some or all of the following items: financial standing of the issuer of the security, comparison of the business and financial plan of the issuer with actual results, the cost of the security, the size of the security held as it relates to the liquidity of the market for such securities, contractual restrictions on the disposition of the security, pending public offering of the issuer of the security, pending reorganization activity affecting the issuer such as mergers or debt restructuring, reported prices of similar securities of the issuer or comparable issuers, ability of the issuer to obtain needed financing, changes in the economy affecting the issuer, recent purchases or sale of a security of the issuer, pricing by other buyers or sellers of similar securities, financial statements of the borrower, the type of security, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at the time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, statistical ratios compared to lending standards, statistical ratios compared to other similar securities and other pertinent factors.

For equity securities, we first determine if there is any market for the equity security. If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust. At December 31, 2002 and September 30, 2002 there was no market for any of the equity securities we owned. If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of: discounted cash flow of the expected sales price in the future, the value of the securities based on the recent sale of comparable transactions and a review of similar companies that are publicly traded and the market multiple of their equity securities. At December 31, 2002 we had $37,000 invested in equity securities compared to our debt portfolio of $83,789,434.

Our new risk rating system is more detailed than our prior system. Due to the more detailed nature of the risk rating system there is the likelihood that future valuations will change more frequently.

Managerial Assistance Fees

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. We provide managerial assistance to our portfolio companies in connection with our investments through our wholly owned subsidiary, Gladstone Advisers, Inc. and receive fees for our managerial assistance services. These fees are normally paid at the closing of our investments in our portfolio companies, are generally non-recurring and are recognized as revenue when earned. The managerial assistance services we provide vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant managerial assistance services in connection with our investment, loan fees paid to us in such situations are deferred and amortized over the life of the loan.

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2002 to the three months ended December 31, 2001

Investment Income

Investment income for the three months ended December 31, 2002 was approximately $3.2 million as compared to $1.7 million for the three months ended December 31, 2001. This increase was primarily a result of increased interest income from investments.

Interest income from our investments in debt securities of private companies was approximately $2.9 million for the three months ended December 31, 2002 as compared to $329,000 for the three months ended December 31, 2001. This increase was primarily a result of the increase in new investments of $41.8 million.

The weighted average yield on our portfolio for the three months ended December 31, 2002 was 13.36% (without giving effect to PIK interest) and 14.30% (after giving effect to PIK interest). The weighted average yield for the three months ended December 31, 2001 was 12.51%. There was no PIK interest recorded for the three months ended December 31, 2001. The weighted average portfolio outstanding including PIK for the fourth quarter was $81,863,584.

Interest income from invested cash and cash equivalents for the three months ended December 31, 2002 was approximately $198,000, as compared to $640,000 for the three months ended December 31, 2001. This decrease was primarily a result of the $41.8 million of new investments made between December 31, 2001 and December 31, 2002.

For the three months ended December 31, 2002, we recorded approximately $109,000 in interest income from loans to our employees in connection with the exercise of employee stock options, as compared to approximately $107,000 in interest income from such loans for the three months ended December 31, 2001. This increase was primarily a result of $186,000 in new employee loans.

Managerial assistance fees were $0 for the three months ended December 31, 2002, as compared to $611,809 for the three months ended December 31, 2001. This decrease was the result of no new investment closings during the quarter with related fees.

Operating Expenses

Operating expenses for the three months ended December 31, 2002 were approximately $823,000, as compared to approximately $492,000 for the three months ended December 31, 2001. This increase was primarily a result of six new employees, new office space and operating expenses related to the increase in staff and overall operations.

Salaries and benefits for the three months ended December 31, 2002 were approximately $433,000, as compared to approximately $277,000 for the three months ended December 31, 2001. This increase was a result of the hiring of six new employees.

General and administrative expenses, consisting primarily of insurance, office operations, travel and stockholder related expenses for the three months ended December 31, 2002 were approximately $183,000, as compared to approximately $101,000 for the three months ended December 31, 2001. This increase was primarily a result of the related expenses to new employees and increased operations.

Professional fees, consisting primarily of legal and audit fees, for the three months ended December 31, 2002 were approximately $115,000, as compared to approximately $101,000 for the three months ended December 31, 2001. This increase was primarily a result of an increase in audit fees associated with more investments.

Rent expense for the three months ended December 31, 2002 was approximately $55,000, as compared to approximately $11,000 for the three months ended December 31, 2001. This increase was primarily a result of new office space acquired in September 2002.

Directors’ fees for the three months ended December 31, 2002 were approximately $13,500, as compared to approximately $2,000 for the three months ended December 31, 2001. This increase was primarily a result of the accounting for the annual directors fee pro rated over the 2003 fiscal year.

We believe that our current level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we continue to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

Net Investment Income

As a result of the investment income and operating expenses described above, we had net investment income of approximately $2.4 million for the three months ended December 31, 2002.  Based on a weighted-average of 10,071,844 (basic) and 10,124,197 (diluted) shares outstanding, our net investment income per common share for the three months ended December 31, 2002 was $0.24 (basic) and $0.24 (diluted).

For the three months ended December 31, 2001, we had net investment income of approximately $1.2 million.  Based on a weighted-average of 10,060,178 (basic) and 10,146,030 (diluted) shares outstanding, our net investment income per common share for the three months ended December 31, 2001 was $0.12 (basic) and $0.12 (diluted).

Unrealized appreciation and depreciation did not occur for the quarters ending December 31, 2001 and 2002. However, we expect that for the quarter ending March 31, 2003 there will be changes in the unrealized appreciation and depreciation as we become better at using our more detailed risk rating system. There were no realized gains or losses for the quarters ending December 31, 2001 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had investments in debt securities of, or loans to, 7 private companies, totaling approximately $83.8 million of total investment assets. This number includes approximately $608,000 in accrued PIK interest, which as described in “Overview,” is added to the carrying value of our investments.

In January 2003, we closed a $5.5 million investment in Wing Stop Restaurants International, Inc., a franchiser of fast food chicken restaurants. The investment consisted of a loan with added income from a success fee if the business is successful. In February 2003 we closed in escrow, a loan for $12 million and believe the escrow will be released and the loan will be funded in March 2003.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount
2003	$1,475,000
2004	$10,494,368
2005	$11,539,497
2006	$15,957,000
2007	$27,260,569
Thereafter	$17,100,000
Total	$83,826,434

Cash provided by operating activities for the three months ended December 31, 2002, consisting primarily of the items described in “Results of Operations,” was approximately $2.2 million. Net cash used in investing activities was approximately $3.9 million during the three months ended December 31, 2002. The net cash used consisted of investments in our portfolio companies of $4,000,000, partially offset the repayment, by our portfolio companies, of investments in principal amount of $100,000. Net cash used in financing activities was approximately $2.1 million for the three months ended December 31, 2002 and consisted of the payment of dividends.

During the three months ended December 31, 2002, cash and cash equivalents decreased from approximately $91.9 million at the beginning of the period to approximately $88.1 million at the end of the period. This decrease of approximately $3.8 million was largely the result of our new $4.0 million investment.

On December 31, 2002, we entered into a repurchase agreement with UBS Paine Webber for approximately $40.0 million. The repurchase agreement was fully collateralized by a United States treasury bill with a fair value of approximately $40.0 million that matured on January 9, 2003. The interest rate on the repurchase agreement was 1.18%. This repurchase agreement was reflected on our balance sheet as of December 31, 2002 as an increase in cash and cash equivalents pledged to creditors of $40.0 million, along with a corresponding liability for approximately the same amount. The repurchase agreement was settled on January 2, 2003. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid quarterly cash dividends of $0.23 for the quarter ended December 31, 2002.

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital once the proceeds of our initial public offering have been fully invested. To this end, we have filed with the Securities and Exchange Commission (“SEC”) a registration statement that would permit us to issue, through one or more transactions, up to an aggregate of $75 million in our securities, which may consist of shares of our common stock, preferred stock, or debt securities. We may not issue any such securities until the SEC has declared the registration statement effective, and we currently have no immediate plans to issue any securities under the registration statement.

In addition to borrowing funds and issuing additional securities, we also intend to pursue a strategy of securitizing our loan portfolio in approximately one to two years. We may use the cash we receive upon the sale of interests in our loans to repay bank borrowings and make additional loans. We can not assure you that this securitization strategy will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates; however, to date all of our loans have been made at fixed rates.

We expect to borrow funds to finance future lending activities after we have substantially fully invested the proceeds of our initial public offering.  These future borrowings may be at fixed rates or variable rates. To date, we have not borrowed any funds.

We expect to hedge against interest rate fluctuations in the future by using standard hedging instruments such as futures, options and forward contracts.  While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

ITEM 4. CONTROLS AND PROCEDURES.

(a)          Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing date of this quarterly report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in internal controls.

There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation discussed in paragraph (a) above.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary is currently subject to any material legal proceeding, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company or its subsidiary.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On January 3, 2003, Paul Adelgren was appointed director, to serve until the 2004 annual meeting of stockholders of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

See the exhibit index on page 27.

(b)                                  REPORTS ON FORM 8-K

On December 20, 2002, the Company filed an Item 4 Form 8-K in connection with its change of independent auditors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: February 10, 2003

CERTIFICATIONS

I, David Gladstone, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Gladstone Capital Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

I, Harry Brill, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Gladstone Capital Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

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