Form 10-Q
period 2003-03-31
GLADSTONE CAPITAL CORP
filed 2003-05-12
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003.

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934).

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 23, 2003 was 10,071,844.

GLADSTONE CAPITAL CORPORATION

PART I—FINANCIAL INFORMATION

Gladstone Capital Corporation

Consolidated Financial Statements

(Unaudited)

March 31, 2003

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(Unaudited)
ASSETS
Investments at fair value (Cost 3/31/2003: $101,294,476; 9/30/2002: $79,718,354)	$102,036,900	$79,718,354
Cash and cash equivalents	31,154,246	51,930,529
Cash and cash equivalents pledged as collateral	65,011,213	39,998,799
Interest receivable – investments in debt securities	942,777	685,274
Interest receivable – cash and cash equivalents	969	4,389
Interest receivable – officers	109,737	109,874
Prepaid assets	312,165	357,955
Other assets	278,750	116,865

TOTAL ASSETS	$199,846,757	$172,922,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Dividends Payable	$2,517,961	$2,115,087
Accrued expenses and deferred liabilities	1,715,561	944,960
Repurchase agreement	63,710,277	39,198,719

Total Liabilities	$67,943,799	$42,258,766

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,071,844 shares issued and outstanding	$10,072	$10,072
Capital in excess of par value	140,266,684	140,266,684
Notes receivable – officers	(8,983,796)	(8,983,796)
Net unrealized appreciation on investments	742,424	—
Declared distributions in excess of undistributed earnings	(132,426)	(629,687)

Total Stockholders’ Equity	$131,902,958	$130,663,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,846,757	$172,922,039

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2003

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	COST	FAIR VALUE

America’s Water Heater Rentals, LLC	Water heater rentals and servicing	Senior Term Debt(2)	$12,000,000	$12,000,000

ARI Holdings, Inc.	Manufacturing auto parts	Junior Subordinated Term Debt(3)(4)	8,459,234	8,448,660

Coyne International Enterprises Corp.	Industrial services	Senior Term Debt(2)(3)(4)	20,231,286	20,003,684

Finn Corporation	Manufacturing landscape equipment	Senior Subordinated Term Debt(4)	10,500,000	10,500,000
		Common Stock Warrants for 2% ownership	37,000	490,323

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt(2)(4)(5)	18,000,000	18,576,964

Inca Metal Products Corp. Kingway Acquisition, Inc. Clymer Acquisition, Inc.	Material handling and storage products	Senior Term Debt(2)	5,925,000	5,925,000

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt(2)(4)	4,200,000	4,205,250

Marcal Paper Mills, Inc.	Manufacturing paper products	Senior Subordinated Term Debt(2)(4)	7,325,000	7,270,063
		First Mortgage Debt(3)	9,116,956	9,116,956

Wing Stop Restaurants International, Inc.	Restaurant – fast food	Senior Term Debt	2,000,000	2,000,000
		Senior Term Debt	3,500,000	3,500,000

Totals			$101,294,476	$102,036,900

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

(4) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(5) Includes a success fee with a fair value of $666,964.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2002

COMPANY(1)	INDUSTRY	INVESTMENT	COST	FAIR VALUE

ARI Holdings, Inc.	Manufacturing auto parts	Junior Subordinated Term Debt (3)	$8,250,803	$8,250,803

Coyne International Enterprises Corp.	Uniform cleaning and rental	Senior Term Debt(2)(3)	16,054,268	16,054,268

Finn Corporation	Manufacturing landscape equipment	Senior Subordinated Term Debt	10,500,000	10,500,000
		Common Stock Warrants for 2% ownership	37,000	37,000

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt(2)	18,000,000	18,000,000

Inca Metal Products Corporation	Manufacturing material handling products	Senior Term Debt(2)	6,000,000	6,000,000

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt(2)	4,300,000	4,300,000

Marcal Paper Mills, Inc.	Manufacturing paper products	Senior Term Debt(2)	7,500,000	7,500,000
		First Mortgage Debt(3)	9,076,283	9,076,283

Totals			$79,718,354	$79,718,354

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

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
INVESTMENT INCOME
Interest income – investments	$3,275,962	$1,596,970
Interest income – cash and cash equivalents	113,338	368,570
Interest income – notes receivable from officers	109,737	107,409
Managerial assistance fees	358,000	29,102
Other income	2,256	47,500
Total Investment Income	$3,859,293	$2,149,551

EXPENSES
Salaries and benefits	$477,861	$327,158
Rent	54,525	36,227
Professional fees	86,577	114,061
Directors fees	20,857	5,000
Insurance	73,686	50,329
Stockholder related costs	74,342	62,045
General and administrative	151,854	146,249
Total Expenses	$939,702	$741,069

NET INVESTMENT INCOME	$2,919,591	$1,408,482

Net unrealized appreciation on investments	742,424	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$3,662,015	$1,408,482

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE
Basic	$0.36	$0.14
Diluted	$0.36	$0.14

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	10,071,844	10,060,178
Diluted	10,100,062	10,160,417

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
INVESTMENT INCOME
Interest income – investments	$6,203,625	$1,926,627
Interest income – cash and cash equivalents	311,504	1,009,085
Interest income – notes receivable from officers	219,341	214,827
Managerial assistance fees	358,000	640,911
Other income	2,256	47,500
Total Investment Income	$7,094,726	$3,838,950

EXPENSES
Salaries and benefits	$911,101	$604,342
Rent	109,145	47,280
Professional fees	201,267	215,482
Directors fees	34,357	7,000
Insurance	144,841	97,664
Stockholder related costs	111,432	71,262
General and administrative	250,837	190,458
Total Expenses	$1,762,980	$1,233,488

NET INVESTMENT INCOME	$5,331,746	$2,605,462

Net unrealized appreciation on investments	742,424	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$6,074,170	$2,605,462

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE
Basic	$0.60	$0.26
Diluted	$0.60	$0.26

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	10,071,844	10,060,178
Diluted	10,112,129	10,153,223

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	(Distributions) in Excess of Undistributed Earnings	Unrealized Appreciation (Depreciation) of Investments	Total Stockholders’ Equity
	Shares	Amount
For the Six Months Ended March 31, 2002:

Balance at September 30, 2001	10,060,178	$10,060	$140,131,778	$(8,800,050)	$(92,644)	$—	$131,249,144

Offering Costs			(50,971)				(50,971)

Repayment of Principal on Notes Receivable				931			931

Net Increase in Stockholders’ Equity Resulting from Operations					2,605,462	—	2,605,462

Distributions Declared ($0.18 per common share)					(3,923,469)		(3,923,469)

Balance at March 31, 2002	10,060,178	$10,060	$140,080,807	$(8,799,119)	$(1,410,651)	$—	$129,881,097

For the Six Months Ended March 31, 2003:

Balance at September 30, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(629,687)	$—	$130,663,273

Net Increase in Stockholders’ Equity Resulting from Operations					5,331,746	742,424	6,074,170

Distributions Declared ($0.48 per common share)					(4,834,485)		(4,834,485)

Balance at March 31, 2003	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(132,426)	$742,424	$131,902,958

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$6,074,170	$2,605,462
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Depreciation	13,791	—
Net unrealized (appreciation)	(742,424)	—
Increase in interest receivable	(253,946)	(465,006)
Increase in other assets	(121,559)	(200,358)
Increase in accrued expenses and deferred liabilities	770,601	18,834
Decrease in prepaid assets	45,790	69,678
Increase in accounts payable	—	130,500
Increase in investment balance due to payment in kind interest	(426,122)	(96,927)
Net Cash Provided by Operating Activities	$5,360,301	$2,062,183

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	$(54,115)	$—
Purchase of investments	(21,500,000)	(42,083,211)
Principal repayments on investments	350,000	—
Proceeds from repurchase agreements	102,915,974	—
Repayment of repurchase agreements	(78,404,416)	—
Net Cash Provided by (Used in) Investing Activities	$3,307,443	$(42,083,211)

CASH FLOWS FROM FINANCING ACTIVITIES

Offering costs	$—	$(50,971)
Increase (decrease) in accrued offering costs	—	(590,382)
Repayment of principal on notes receivable – officers	—	931
Distributions paid	(4,431,613)	(1,810,832)
Net Cash (Used in) Financing Activities	$(4,431,613)	$(2,451,254)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,236,131	$(42,472,282)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD(1)	$91,929,328	$131,824,080

CASH AND CASH EQUIVALENTS, END OF PERIOD (Note 9)	$96,165,459	$89,351,798

(1)  Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Per Share Data(1)
Net asset value at beginning of period	$12.98	$12.98
Net investment income	0.29	0.14
Net unrealized gain on investments	0.07	0
Distributions from net investment income	(0.25)	(0.21)
Net asset value at end of period	$13.09	$12.91

Per share market value at beginning of period	$16.47	$18.69
Per share market value at end of period	16.18	17.80
Total Return(2)(3)	-0.24%	-3.64%
Shares outstanding at end of period	10,071,844	10,060,178

Ratios/Supplemental Data
Net assets at end of period	$131,902,958	$129,881,097
Average net assets	$132,125,265	$130,819,578
Ratio of operating expenses to average net assets – annualized	2.85%	2.28%
Ratio of net investment income to average net assets – annualized	11.09%	4.32%

	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
Per Share Data(1)
Net asset value at beginning of period	$12.97	$13.05
Net investment income	0.53	0.26
Net unrealized gain on investments	0.07	0
Distributions from net investment income	(0.48)	(0.39)
Offering costs	0	(0.01)
Net asset value at end of period	$13.09	$12.91

Per share market value at beginning of period	$16.88	$16.14
Per share market value at end of period	16.18	17.80
Total Return(2)(3)	-1.30%	12.70%
Shares outstanding at end of period	10,071,844	10,060,178

Ratios/Supplemental Data
Net assets at end of period	$131,902,958	$129,881,097
Average net assets	$131,844,204	$131,052,167
Ratio of operating expenses to average net assets – annualized	2.67%	1.88%
Ratio of net investment income to average net assets – annualized	9.21%	1.99%

(1)          Basic per share data.

(2)          Amounts were not annualized for the results of the three and six month periods ended March 31, 2003 and March 31, 2002.

(3)          Total return equals the increase of the ending market value over the beginning market value plus dividends divided by the beginning market value.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

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

NOTE 3. STOCK OPTIONS

In December 2002, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards (SFAS) Statement No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”.  The statement amended SFAS Statement No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation.  Furthermore, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method and related effect on results of accounting for stock-based employee compensation, effective for fiscal year and interim periods beginning after December 15, 2002.

The following tables set forth the pro-forma effect of fair value option accounting for the three and six months ended March 31, 2003 and March 31, 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Increase in stockholders’ equity from operations, as reported	$3,662,015	$1,408,482

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(157,720)	(29,850)

Pro-forma increase in stockholders’ equity from operations	$3,504,295	$1,378,632

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.36	$0.14
Basic, pro-forma	$0.35	$0.14

Diluted, as reported	$0.36	$0.14
Diluted, pro-forma	$0.35	$0.14

	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002

Increase in stockholders’ equity from operations, as reported	$6,074,170	$2,605,462

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(315,441)	(59,700)

Pro-forma increase in stockholders’ equity from operations	$5,758,729	$2,545,762

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.60	$0.26
Basic, pro-forma	$0.57	$0.25

Diluted, as reported	$0.60	$0.26
Diluted, pro-forma	$0.57	$0.25

NOTE 4. INCREASE IN STOCKHOLDERS’ EQUITY FROM OPERATIONS PER SHARE

The following tables set forth the computation of basic and diluted increase in stockholders’ equity from operations per share for the three and six months ended March 31, 2003 and March 31, 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Numerator for basic and diluted increase in stockholders’ equity from operations per share	$3,662,015	$1,408,482

Denominator for basic weighted average shares	10,071,844	10,060,178

Dilutive potential shares	28,218	100,239

Denominator for diluted weighted average shares	10,100,062	10,160,417

Employee stock options	931,664	723,330

Basic increase in stockholders’ equity from operations per common share	0.36	0.14
Diluted increase in stockholders’ equity from operations per common share	0.36	0.14

	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002

Numerator for basic and diluted increase in stockholders’ equity from operations per share	$6,074,170	$2,605,462

Denominator for basic weighted average shares	10,071,844	10,060,178

Dilutive potential shares	40,285	93,045

Denominator for diluted weighted average shares	10,112,129	10,153,223

Employee stock options	931,664	723,330

Basic increase in stockholders’ equity from operations per common share	0.60	0.26
Diluted increase in stockholders’ equity from operations per common share	0.60	0.26

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

On April 7, 2003, the Company paid a dividend of $0.25 per share on its common stock to stockholders of record as of March 31, 2003 and on January 7, 2003, the Company paid a dividend of $0.23 per share on its common stock to its stockholders of record as of December 31, 2002.   On April 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of March 28, 2002 and on January 15, 2002, the Company paid a dividend of $0.18 per share on its common stock to its stockholders of record as of December 31, 2001.

NOTE 6. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2003, the Company engaged Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of our investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus PIK interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.

NOTE 7. LOAN AND MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies.  The Company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Advisers, Inc.  The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments.  Such fees are normally paid at the closing of the Company’s investments and are generally non-recurring.  These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice.  These fees totaled $358,000 for the three and six months ended March 31, 2003, $29,102 for the three months ended March 31, 2002 and $640,911 for the six months ended March 31, 2002.

From time to time, the Company will be invited to participate as a co-lender in a transaction.  Where the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

NOTE 8. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio, which contain a payment in kind (“PIK”) provision. The PIK interest is added to the principal balance of the loan and recorded as income.  To maintain the Company’s status as a RIC (as discussed in Note 6, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended March 31, 2003 and March 31, 2002, the Company recorded PIK income of $223,754 and $130,459 respectively and for the six months ended March 31, 2003 and March 31, 2002, PIK income of $435,076 and $130,459 respectively.  At March 31, 2003 and September 30, 2002 the Company had accrued on its balance sheet, a total in PIK income of $819,022 and $400,490 respectively.  The Company does not have any original issue discount income.

NOTE 9. REPURCHASE AGREEMENT

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

On March 31, 2003, the Company entered into a Repurchase Agreement with UBS Paine Webber for $63,710,277, which was settled on April 1, 2003.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $65,045,000 and a carrying value of $65,011,213 that matured on April 17, 2003.  The interest rate on the Repurchase Agreement was 1.16%.  On September 30, 2002, the Company entered into a Repurchase Agreement with UBS Paine Webber for $39,198,719, which agreement was settled on October 1, 2002.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $40,004,000 and a carrying value of $39,998,799 that matured on October 1, 2002.  The interest rate on the Repurchase Agreement was 1.85%.      In the future the Company plans to use a similar form of repurchase agreements as an investment option or in order to satisfy certain asset diversification requirements and maintain the Company’s status as a RIC.

NOTE 10. DEFERRED COMPENSATION PLAN

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

NOTE 11. SUBSEQUENT EVENT

The Company has agreed to sell its Inca Metal Products Corp., Kingway Acquisition Inc., Clymer Acquisitions, Inc. note to American Capital Strategies and expects to complete the sale in May 2003.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. The amount of PIK interest accrued and on our books as of March 31, 2003 was approximately $819,000.

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

Our business plan calls for managerial assistance fee revenue to equal or exceed our operating expenses (excluding interest expense). During the quarter and six months ended March 31, 2003, the Company recorded managerial assistance fee revenue of $358,000, stemming from two new investments during the quarter.  However, during the quarter and six months ended March 31, 2003, operating expenses (excluding interest expense) exceeded managerial assistance fee revenue by approximately $582,000 and $1.4 million, respectively.  Because we typically generate managerial assistance fee revenue only when we make new loans, our relatively slow pace of loans during the quarter and six months ended March 31, 2003 led to this shortfall. In the future, we will need to make loans at a faster pace in order to meet this objective. However, we believe that, as the economic environment improves, we will be able to make sufficient new investments so that over time our managerial assistance fee revenue will equal or exceed our operating expenses (excluding interest expense), although there can be no guarantee that we will be able to do so.

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

The general economic climate during the fiscal year ended September 30, 2002 and the quarter and six months ended March 31, 2003 was unfavorable. Many businesses saw their sales and business prospects decline during this time. Consequently, many of these companies were forced to lay off employees and engage in other cost cutting measures. As a result of the difficult business climate, we determined it prudent to proceed cautiously in making loans during the 2002 fiscal year and in the quarter and six months ended March 31, 2003. Since our initial public offering in August 2001, we have made 13 different loans to, or investments in, 10 companies for a total of approximately $110 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired). This was below our objective set at the beginning of the 2002 fiscal year.

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

Dividend History

The Company is classified as a registered investment company (RIC), and in order to qualify as a RIC and to avoid corporate level tax on the income distributed to stockholders, we are required, in accordance with Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.  In compliance with these requirements, we declared and paid quarterly cash dividends as follows:

Quarter Ended	Dividend Per Share
March 31, 2003	$0.25
December 31, 2002	$0.23
September 30, 2002	$0.21
June 30, 2002	$0.21
March 31, 2002	$0.21
December 31, 2001	$0.18

Critical Accounting Policies

Our accounting policies are more fully described in the “Notes to Financial Statements” contained elsewhere in this report. As disclosed in the “Notes to Financial Statements”, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Refer to note 2 “Summary of Significant Accounting Policies” in the “Notes to Financial Statements” of our form 10-K for the fiscal year ended September 30, 2002.

In December 2002, the Financial Accounting Standards Board approved the issuance of FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending and for interim periods beginning after December 15, 2002, accordingly our “Notes to Financial Statements” now include these new disclosures.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

We value our investment portfolio each quarter. Members of our portfolio management team prepare the portfolio company valuations using the most recent portfolio company financial statements and forecasts. These individuals also consult with the respective principal who originated the portfolio investment to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  Beginning with this quarter, the Company has engaged Standard & Poor’s to help evaluate the value of some of its loan securities.  Upon completing gathering of data, the valuation data is then presented to Standard & Poor’s Loan Evaluation Service (S&P).  S&P makes its own assessment of the data and applies its own data in order to determine the value for the securities.  With regard to its work, S&P has issued the following paragraph:

S&P provides evaluated price opinions which are reflective of what S&P believes the bid side of the market would be for each loan after careful review and analysis of descriptive, market and credit information.  Each price reflects S&P’s best judgment based upon careful examination of a variety of market factors.  Because of fluctuation in the market and in other factors beyond its control, S&P cannot guarantee these evaluations.  The evaluations reflect the market prices, or estimate thereof, on the date specified.  The prices are based on comparable market prices for similar securities.  Market information has been obtained from reputable secondary market sources.  Although these sources are considered reliable, S&P cannot guarantee their accuracy.

Once the board reviews the S&P prices, it votes to accept or not accept the price data presented by S&P.  At March 31, 2003, the board elected to accept the prices set by S&P on those loans as denoted on the Schedule of Investments in the Consolidated Financial Statements.  Because there is a lag between when we close a loan and when we can get the loan evaluated by S&P, new loans are not valued immediately by S&P but rather the board makes its own determination about the value of the loan in accordance with the Company’s valuation policy.  Since S&P does not provide values for mortgage loans, equity securities or the success fees (conditional interest), the directors determine their fair value using the following policy:

General Valuation Policy: We carry our investments at fair value, as determined by our board of directors. Securities that are publicly traded, if any, are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded or for which we have various degrees of trading restrictions, are valued at fair value as determined in good faith by our board of directors. In making the good faith determination of the securities, we start with the cost basis of the security, which includes the amortized original issue discount, success fee (defined interest) and PIK interest, if any. We then apply the methods set out below in Valuation Methods. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case. In general, fair value is the amount that the company might reasonably expect to receive upon the current sale of the security.

Credit Information: We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We require our portfolio companies to provide annual audited and monthly, unaudited financial statements. Using these statements, we calculate and evaluate the credit statistics. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their cash flow statements to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.

Loan Grading and Risk Rating: As of December 31, 2002 we expanded the scale of our loan grading system from one that had a scale of 1 to 4, to a scale that uses 0 to 10.   This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default.  These types of systems are referred to as risk rating systems and are used by banks and rating agencies. We risk rate each of our debt securities. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

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

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Ba3	BBB–	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB–	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22.0% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B–	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default: and the EL is greater than 20%

(a) the default rates set here are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on the company’s risk rating scale.

At September 30, 2002, all debt investments were grade 3 under the 1-to-4 loan grading system. The rating of 3 on the 1-4 system means that the portfolio companies were performing as agreed and they have paid on time.  Using the expanded scale, at December 31, 2002 and March 31, 2003, the average, weighted average and highest rated loan and lowest rated loan were as follows:

Rating	December 31, 2002	March 31, 2003
Average	7.5	7.7
Weighted Average	7.5	7.7
Highest	9.0	9.0
Lowest	6.0	6.0

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default using the expanded risk rating scale.

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual. At September 30, 2002 and March 31, 2003, no payments were past due on any of our debt securities. We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if there is a market for the debt security. If there is a market, then we will determine the value based on the market prices for the security, even if that market is not robust. At March 31, 2003 and September 30, 2002 there was no market for any of the debt securities we hold. If there is no market for the debt securities, then we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale. To determine the current sale price of the security, we may use some or all of the following items: financial standing of the issuer of the security, comparison of the business and financial plan of the issuer with actual results, the cost of the security, the size of the security held as it relates to the liquidity of the market for such securities, contractual restrictions on the disposition of the security, pending public offering of the issuer of the security, pending reorganization activity affecting the issuer such as mergers or debt restructuring, reported prices of similar securities of the issuer or comparable issuers, ability of the issuer to obtain needed financing, changes in the economy affecting the issuer, recent purchases or sale of a security of the issuer, pricing by other buyers or sellers of similar securities, financial statements of the borrower, the type of security, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at the time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, statistical ratios compared to lending standards, statistical ratios compared to other similar securities and other pertinent factors.

For equity securities, we first determine if there is any market for the equity security. If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust. At December 31, 2002 and September 30, 2002 there was no market for any of the equity securities we owned. If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of: discounted cash flow of the expected sales price in the future, the value of the securities based on the recent sale of comparable transactions and a review of similar companies that are publicly traded and the market multiple of their equity securities. At March 31, 2003 we had $37,000 invested, at cost,  in equity securities compared to our debt portfolio with a cost basis of $101,257,476.

At March 31, 2003 we determined that the probability of our receiving the success fee (conditional interest) on one of our loans had increased to the point that an appreciated value should be used.  To determine this value we estimated the probability of the payment and discounted the value over time.  The Home Care Supply, Inc. senior loan has an appreciated value (as determined by the Board and not S&P) of $666,964 in its value as a result of the value applied to the success fee (conditional interest).  Further, the value of our warrants in Finn Corporation became more valuable during the quarter ended March 31, 2003 and were valued at $490,323.  This appreciation totaling $1,120,287 offset depreciation of $377,863.

Our new risk rating system is more detailed than our prior system. Due to the more detailed nature of the risk rating system there is the likelihood that future valuations will change more frequently.  S&P determines what a loan might trade at if it was publicly traded, which also adds volatility to our valuations.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Investment Income

Investment income for the three months ended March 31, 2003 was approximately $3.9 million as compared to $2.1 million for the three months ended March 31, 2002. This increase was primarily a result of increased interest income from new investments and managerial fees.

Interest income from our investments in debt securities of private companies was approximately $3.3 million for the three months ended March 31, 2003 as compared to $1.6 million for the three months ended March 31, 2002. This increase was primarily a result of the increase in new investments of $68.0 million.

The weighted average yield on our portfolio for the three months ended March 31, 2003 was 14.69% (without giving effect to PIK interest) and 15.89% (after giving effect to PIK interest). The weighted average yield for the three months ended March 31, 2002 was 13.98% (without giving effect to PIK interest) and 15.18% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended March 31, 2003 was approximately $113,000, as compared to $369,000 for the three months ended March 31, 2002. This decrease was primarily a result of the $68.0 million of new investments made between March 31, 2002 and March 31, 2003.

For the three months ended March 31, 2003, we recorded approximately $110,000 in interest income from loans to our employees in connection with the exercise of employee stock options, as compared to approximately $107,000 in interest income from such loans for the three months ended March 31, 2002. This increase was primarily a result of $185,000 in new employee loans.

Managerial assistance fees were $358,000 for the three months ended March 31, 2003, as compared to $29,000 for the three months ended March 31, 2002. This increase was the result of two new investment closings during the quarter with related fees.

Operating Expenses

Operating expenses for the three months ended March 31, 2003 were approximately $940,000, as compared to approximately $741,000 for the three months ended March 31, 2002. This increase was primarily a result of eight new employees, new office space and operating expenses related to the increase in staff and overall operations.

Salaries and benefits for the three months ended March 31, 2003 were approximately $478,000, as compared to approximately $327,000 for the three months ended March 31, 2002. This increase was a result of the hiring of eight new employees.

Rent expense for the three months ended March 31, 2003 was approximately $55,000, as compared to approximately $36,000 for the three months ended March 31, 2002. This increase was primarily a result of new office space acquired in September 2002.

Professional fees, consisting primarily of legal and audit fees, for the three months ended March 31, 2003 were approximately $87,000, as compared to approximately $114,000 for the three months ended March 31, 2002. This decrease was primarily a result of a decline in legal fees.

Directors’ fees for the three months ended March 31, 2003 were approximately $21,000, as compared to approximately $5,000 for the three months ended March 31, 2002. This increase was primarily a result of the accounting for the annual directors fee pro rated over the 2004 fiscal year.

Insurance expense for the three months ended March 31, 2002 was approximately $74,000, as compared to approximately $50,000 for the three months ended March 31, 2002.  The majority of this increase is due to an increase in directors’ and officers’ insurance premiums.

Stockholder related costs for the three months ended March 31, 2003 were approximately $74,000, as compared to approximately $62,000 for the three months ended March 31, 2002.  The increase was attributable to the printing of the annual report and the annual stockholders’ meeting.

General and administrative expenses, consisting primarily of office operations, travel and data communications expenses for the three months ended March 31, 2003 were approximately $152,000, as compared to approximately $146,000 for the three months ended March 31, 2002. This slight increase was primarily a result of the related expenses to new employees and increased operations.

We believe that our current level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we continue to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

Net Increase in Stockholders’ Equity from Operations

As a result of the investment income and operating expenses described above, we had net increase in stockholders’ equity from operations of approximately $3.7 million for the three months ended March 31, 2003.  Based on a weighted-average of 10,071,844 (basic) and 10,100,062 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the three months ended March 31, 2003 was $0.36 (basic) and $0.36 (diluted).

For the three months ended March 31, 2002, we had net increase in stockholders’ equity from operations of approximately $1.4 million.  Based on a weighted-average of 10,060,178 (basic) and 10,160,417 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the three months ended March 31, 2002 was $0.14 (basic) and $0.14 (diluted).

Net increase in stockholders’ equity from operations includes approximately $742,000 of net unrealized appreciation for the quarter ended March 31, 2003.  This was the first period in which the Board of Directors approved the fair values of the investment portfolios based on recommendations prepared by Standard & Poor’s.  There was no unrealized appreciation or depreciation for the quarter ended March 31, 2002.

Comparison of the six months ended March 31, 2003 to the six months ended March 31, 2002

Investment Income

Investment income for the six months ended March 31, 2003 was approximately $7.1 million as compared to $3.8 million for the six months ended March 31, 2002. This increase was primarily a result of increased interest income from investments.

Interest income from our investments in debt securities of private companies was approximately $6.2 million for the six months ended March 31, 2003 as compared to $1.9 million for the six months ended March 31, 2002. This increase was primarily a result of the increase in new investments of $68.0 million.

The weighted average yield on our portfolio for the six months ended March 31, 2003 was 13.31% (without giving effect to PIK interest) and 14.21% (after giving effect to PIK interest). The weighted average yield for the six months ended March 31, 2002 was 15.01% (without giving effect to PIK interest) and 15.0% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the six months ended March 31, 2003 was approximately $312,000, as compared to $1.0 million for the six months ended March 31, 2002. This decrease was primarily a result of the $68.0 million of new investments made between March 31, 2002 and March 31, 2003.

For the six months ended March 31, 2003, we recorded approximately $219,000 in interest income from loans to our employees in connection with the exercise of employee stock options, as compared to approximately $215,000 in interest income from such loans for the six months ended March 31, 2002. This increase was primarily a result of $185,000 in new employee loans.

Managerial assistance fees were $358,000 for the six months ended March 31, 2003, as compared to $641,000 for the six months ended March 31, 2002. This decrease was the result of two new investment closings during the six months ended March 31, 2003 as compared to five new investment closings during the six months ended March 31, 2002 with related fees.

Operating Expenses

Operating expenses for the six months ended March 31, 2003 were approximately $1.8 million, as compared to approximately $1.2 million for the six months ended March 31, 2002. This increase was primarily a result of eight new employees, new office space and operating expenses related to the increase in staff and overall operations.

Salaries and benefits for the six months ended March 31, 2003 were approximately $911,000, as compared to approximately $604,000 for the six months ended March 31, 2002. This increase was a result of the hiring of eight new employees.

Rent expense for the six months ended March 31, 2003 was approximately $109,000, as compared to approximately $47,000 for the six months ended March 31, 2002. This increase was primarily a result of new office space acquired in September 2002.

Professional fees, consisting primarily of legal and audit fees, for the six months ended March 31, 2003 were approximately $201,000, as compared to approximately $215,000 for the six months ended March 31, 2002. This decrease was primarily a result of a decrease in legal fees.

Directors’ fees for the six months ended March 31, 2003 were approximately $34,000, as compared to approximately $7,000 for the six months ended March 31, 2002. This increase was primarily a result of the accounting for the annual directors fee pro rated over the 2004 fiscal year.

Insurance expense for the six months ended March 31, 2003 was approximately $145,000, as compared to approximately $98,000 for the six months ended March 31, 2002.  This increase was mainly attributable to an increase in directors’ and officers’ insurance premiums.

Stockholder related costs for the six months ended March 31, 2003 were approximately $111,000, as compared to $71,000 for the six months ended March 31, 2002.  This increase is due to costs associated with the printing of the annual report and the annual stockholders’ meeting.

General and administrative expenses, consisting primarily of office operations, travel and data communications related expenses for the six months ended March 31, 2003 were approximately $251,000, as compared to approximately $190,000 for the six months ended March 31, 2002. This increase was primarily a result of the related expenses to new employees and increased operations.

We believe that our current level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we continue to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

Net Increase in Stockholders’ Equity from Operations

As a result of the investment income and operating expenses described above, we had net increase in stockholders’ equity from operations of approximately $6.1 million for the six months ended March 31, 2003.  Based on a weighted-average of 10,071,844 (basic) and 10,112,129 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the six months ended March 31, 2003 was $0.60 (basic) and $0.60 (diluted).

For the six months ended March 31, 2002, we had net increase in stockholders’ equity from operations of approximately $2.6 million.  Based on a weighted-average of 10,060,178 (basic) and 10,153,223 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the six months ended March 31, 2002 was $0.26 (basic) and $0.26 (diluted).

Net increase in stockholders’ equity from operations includes approximately $742,000 of net unrealized appreciation for the six months ended March 31, 2003.  This was the first period in which the Board of Directors approved the fair values of the investment portfolios based on recommendations prepared by Standard & Poor’s.  There was no unrealized appreciation or depreciation for the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had investments in debt securities of, or loans to, 9 private companies, totaling approximately $101.4 million of total investment assets. This number includes approximately $819,000 in accrued PIK interest, which as described in “Overview,” is added to the carrying value of our investments.

In January 2003, we closed a $5.5 million investment in Wing Stop Restaurants International, Inc., a franchiser of fast food chicken restaurants. The investment consisted of a loan with added income from a success fee if the business is successful.  In February 2003 we closed and funded a loan for $12 million to America’s Water Heater Rentals, LLC.

In April 2003, we closed a $5.5 million investment in Fugate and Associates, Inc., an imaging supply company.  The investment consisted of a loan with added income from a success fee if the business is successful.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year	Amount
2003	$1,225,000
2004	$10,849,233
2005	$12,056,956
2006	$16,457,000
2007	$27,856,287
Thereafter	$32,850,000
Total	$101,294,476

Cash provided by operating activities for the six months ended March 31, 2003, consisting primarily of the items described in “Results of Operations,” was approximately $5.4 million. Net cash provided by investing activities was approximately $3.3 million during the six months ended March 31, 2003. The net cash provided by investing activities consisted of net proceeds of $24.5 million from the repurchase agreement and repayment of $350,000 of investment principal from our portfolio companies.  Partially offsetting the cash provided by investing activities was the $21.5 million of new investments.  Net cash used in financing activities was approximately $4.4 million for the six months ended March 31, 2003 and consisted of the payment of dividends.

During the six months ended March 31, 2003, cash and cash equivalents increased from approximately $91.9 million at the beginning of the period to approximately $96.1 million at the end of the period. The increase of approximately $4.2 million was mainly the result of the net proceeds from the repurchase agreement.

On March 31, 2003, we entered into a repurchase agreement with UBS Paine Webber for approximately $63.7 million. The repurchase agreement was fully collateralized by a United States treasury bill with a fair value of approximately $65.0 million that matured on April 17, 2003. The interest rate on the repurchase agreement was 1.16%. This repurchase agreement was reflected on our balance sheet as of March 31, 2003 as an increase in cash and cash equivalents pledged to creditors of $65.0 million, along with a corresponding liability for approximately the same amount. The repurchase agreement was settled on April 1, 2003. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid quarterly cash dividends of $0.25 for the quarter ended March 31, 2003 and $0.23 for the quarter ended December 31, 2002.

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital once the proceeds of our initial public offering have been fully invested. To this end, we have filed with the Securities and Exchange Commission (“SEC”) a registration statement that would permit us to issue, through one or more transactions, up to an aggregate of $75 million in our securities, which may consist of shares of our common stock, preferred stock, or debt securities.   On March 19, 2003, the SEC declared the registration statement effective, and we currently have no immediate plans to issue any securities under the registration statement.

In addition to borrowing funds and issuing additional securities, we also intend to pursue a strategy of securitizing our loan portfolio in approximately one to two years. We may use the cash we receive upon the sale of interests in our loans to repay bank borrowings and make additional loans. We can not provide assurance that this securitization strategy will be successful.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders  (the “Annual Meeting”) was held on February 24, 2003.  The stockholders voted and approved of the following matters:

•                  The election of two directors to hold office until the 2006 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Terry Lee Brubaker	9,176,400	551,837
David A.R. Dullum	9,622,415	105,822

•                  An amendment to the Company’s Amended and Restated 2001 Equity Incentive plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 500,000 shares.

Shares voted for	7,774,810
Shares voted against	1,900,257
Shares abstained	53,170

•                  The ratification of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending September 30, 2003.

Shares voted for	9,646,770
Shares voted against	68,540
Shares abstained	12,927

ITEM 5. OTHER INFORMATION.

On January 3, 2003, Paul Adelgren was appointed director in order to expand the Board of Directors and will serve until the 2004 annual meeting of stockholders of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

See the exhibit index on page 30.

(b)                                  REPORTS ON FORM 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: May 12, 2003

CERTIFICATIONS

I, David Gladstone, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Gladstone Capital Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 12, 2003

/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

I, Harry Brill, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Gladstone Capital Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 12, 2003

/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

99.1	Certification.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.