Form 10-Q
period 2003-06-30
GLADSTONE CAPITAL CORP
filed 2003-08-14
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 8, 2003 was 10,071,844.

GLADSTONE CAPITAL CORPORATION

PART I—FINANCIAL INFORMATION

Gladstone Capital Corporation

Consolidated Financial Statements

(Unaudited)

June 30, 2003

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(Unaudited)
ASSETS
Investments at fair value (Cost 6/30/2003: $104,977,557; 9/30/2002: $79,718,354)	$104,975,144	$79,718,354
Cash and cash equivalents	27,066,673	51,930,529
Cash and cash equivalents pledged as collateral	65,006,677	39,998,799
Interest receivable – investments in debt securities	1,088,168	685,274
Interest receivable – cash and cash equivalents	—	4,389
Interest receivable – officers	109,736	109,874
Prepaid assets	1,432,593	357,955
Other assets	178,445	116,865

TOTAL ASSETS	$199,857,436	$172,922,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$330,269	$—
Dividends payable	2,920,835	2,115,087
Accrued expenses and deferred liabilities	1,547,310	944,960
Repurchase agreement	63,706,000	39,198,719

Total Liabilities	$68,504,414	$42,258,766

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,071,844 shares issued and outstanding	$10,072	$10,072
Capital in excess of par value	140,266,684	140,266,684
Notes receivable – officers	(8,983,796)	(8,983,796)
Net unrealized depreciation on investments	(2,413)	—
Undistributed/(overdistributed) net investment income	62,475	(629,687)

Total Stockholders’ Equity	$131,353,022	$130,663,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,857,436	$172,922,039

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2003

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	COST	FAIR VALUE

America’s Water Heater Rentals, LLC	Water heater rentals and servicing	Senior Term Debt (2)(4)	$12,000,000	$12,015,000

ARI Holdings, Inc.	Manufacturing auto parts	Junior Subordinated Term Debt (3)	8,565,416	8,565,416

Coyne International Enterprises Corp.	Industrial services	Senior Term Debt (2)(3)(4)	20,334,866	20,233,192

Finn Corporation	Manufacturing landscape equipment	Senior Subordinated Term Debt (4)	10,500,000	10,479,000
		Common Stock Warrants for 2% ownership	37,000	431,111

Fugate & Associates, Inc.	Imaging supplies	Senior Term Debt	2,000,000	2,000,000
		Senior Term Debt	3,500,000	3,500,000

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2)(4)(5)	18,000,000	18,405,900

Inca Metal Products Corp. Kingway Acquisition, Inc. Clymer Acquisition, Inc.	Material handling and storage products	Senior Term Debt (2)(4)	5,850,000	5,191,875

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt (2)(4)	2,400,000	2,406,000

Marcal Paper Mills, Inc.	Manufacturing paper products	Senior Subordinated Term Debt (2)(4)	7,150,000	7,114,250
		First Mortgage Debt (3)	9,140,275	9,140,275

Wing Stop Restaurants International, Inc.	Restaurant – fast food	Senior Term Debt (4)	2,000,000	1,997,500
		Senior Term Debt (4)	3,500,000	3,495,625

Totals			$104,977,557	$104,975,144

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

(5) Includes a success fee with a fair value of $473,400.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2002

COMPANY(1)	INDUSTRY	INVESTMENT	COST	FAIR VALUE

ARI Holdings, Inc.	Manufacturing auto parts	Junior Subordinated Term Debt (3)	$8,250,803	$8,250,803

Coyne International Enterprises Corp.	Uniform cleaning and rental	Senior Term Debt (2)(3)	16,054,268	16,054,268

Finn Corporation	Manufacturing landscape equipment	Senior Subordinated Term Debt	10,500,000	10,500,000
		Common Stock Warrants for 2% ownership	37,000	37,000

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2)	18,000,000	18,000,000

Inca Metal Products Corporation	Manufacturing material handling products	Senior Term Debt (2)	6,000,000	6,000,000

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt (2)	4,300,000	4,300,000

Marcal Paper Mills, Inc.	Manufacturing paper products	Senior Term Debt (2)	7,500,000	7,500,000
		First Mortgage Debt (3)	9,076,283	9,076,283

Totals			$79,718,354	$79,718,354

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

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
INVESTMENT INCOME
Interest income – investments	$3,684,284	$1,808,834
Interest income – cash and cash equivalents	79,073	351,726
Interest income – notes receivable from officers	109,737	108,691
Managerial assistance fees	125,000	645,898
Other income	61,650	—
Total Investment Income	$4,059,744	$2,915,149

EXPENSES
Salaries and benefits	$493,901	$364,253
Rent	54,899	36,095
Professional fees	101,211	119,322
Directors fees	20,290	7,000
Insurance	71,883	49,802
Stockholder related costs	12,227	7,210
Financing fees	62,355	—
General and administrative	127,242	106,893
Total Expenses	$944,008	$690,575

NET INVESTMENT INCOME	$3,115,736	$2,224,574

Net unrealized depreciation on investments	(744,837)	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$2,370,899	$2,224,574

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE
Basic	$0.24	$0.22
Diluted	$0.23	$0.22

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	10,071,844	10,071,844
Diluted	10,256,790	10,201,052

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
INVESTMENT INCOME
Interest income – investments	$9,887,909	$3,735,461
Interest income – cash and cash equivalents	390,577	1,360,811
Interest income – notes receivable from officers	329,078	323,518
Managerial assistance fees	483,000	1,286,809
Other income	63,906	47,500
Total Investment Income	$11,154,470	$6,754,099

EXPENSES
Salaries and benefits	$1,405,002	$968,595
Rent	164,044	83,375
Professional fees	302,478	334,804
Directors fees	54,647	14,000
Insurance	216,724	147,466
Stockholder related costs	123,659	78,472
Financing fees	62,355	—
General and administrative	378,079	297,351
Total Expenses	$2,706,988	$1,924,063

NET INVESTMENT INCOME	$8,447,482	$4,830,036

Net unrealized depreciation on investments	(2,413)	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$8,445,069	$4,830,036

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE
Basic	$0.84	$0.48
Diluted	$0.83	$0.47

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	10,071,844	10,071,844
Diluted	10,160,350	10,176,944

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	Un/(Over) Distributed Net Investment Income	Unrealized Appreciation (Depreciation) of Investments	Total Stockholders’ Equity

	Shares	Amount

For the Nine Months Ended June 30, 2002:

Balance at September 30, 2001	10,060,178	$10,060	$140,131,778	$(8,800,050)	$(92,644)	$—	$131,249,144

Employee Stock Option Exercise	11,666	12	185,878	(185,890)			—

Offering Costs			(50,972)				(50,972)

Repayment of Principal on Notes Receivable				1,485			1,485

Net Investment Income					4,830,036		4,830,036

Net Unrealized Appreciation (Depreciation) of Investments						—	—

Distributions Declared ($0.60 per common share)					(6,038,557)		(6,038,557)

Balance at June 30, 2002	10,071,844	$10,072	$140,266,684	$(8,984,455)	$(1,301,165)	$—	$129,991,136

For the Nine Months Ended June 30, 2003:

Balance at September 30, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(629,687)	$—	$130,663,273

Net Investment Income					8,447,482		8,447,482

Net Unrealized Depreciation of Investments						(2,413)	(2,413)

Distributions Declared ($0.77 per common share)					(7,755,320)		(7,755,320)

Balance at June 30, 2003	10,071,844	$10,072	$140,266,684	$(8,983,796)	$62,475	$(2,413)	$131,353,022

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$8,445,069	$4,830,036
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Depreciation	21,236	—
Net unrealized depreciation	2,413	—
Increase in interest receivable	(398,367)	(591,034)
Increase in other assets	(1,686)	(206,730)
Increase in accrued expenses and deferred liabilities	602,350	93,679
Decrease in prepaid assets	77,355	119,480
Increase in accounts payable	330,269	160,524
Increase in investment balance due to payment in kind interest	(659,203)	(220,786)
Net Cash Provided by Operating Activities	$8,419,436	$4,185,169

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	$(81,127)	$—
Purchase of investments	(27,000,000)	(65,787,389)
Principal repayments on investments	2,400,000	—
Proceeds from repurchase agreements	166,621,973	4,900,000
Repayment of repurchase agreements	(142,114,693)	—
Increase in other liabilities	—	98,596
Net Cash (Used in) Investing Activities	$(173,847)	$(60,788,793)

CASH FLOWS FROM FINANCING ACTIVITIES

Offering costs	$—	$(50,971)
Prepaid financing fees	(1,151,993)	—
Increase (decrease) in accrued offering costs	—	(590,382)
Repayment of principal on notes receivable --officers	—	1,485
Distributions paid	(6,949,574)	(3,923,471)
Net Cash (Used in) Financing Activities	$(8,101,567)	$(4,563,339)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$144,022	$(61,166,963)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD (1)	$91,929,328	$131,824,080

CASH AND CASH EQUIVALENTS, END OF PERIOD (Note 9)	$92,073,350	$70,657,117

NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$185,890

(1)  Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Per Share Data(1)
Net asset value at beginning of period	$13.09	$12.91
Net investment income	0.31	0.22
Net unrealized (loss)/gain on investments	(0.07)	0
Distributions from net investment income	(0.29)	(0.21)
Net asset value at end of period	$13.04	$12.92

Per share market value at beginning of period	$16.18	$17.80
Per share market value at end of period	20.48	18.05
Total Return(2)(3)	28.37%	2.58%
Shares outstanding at end of period	10,071,844	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$131,353,022	$129,991,136
Average net assets	$132,823,516	$130,560,626
Ratio of operating expenses to average net assets – annualized	2.86%	2.12%
Ratio of net investment income to average net assets – annualized	7.18%	6.82%

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Per Share Data(1)
Net asset value at beginning of period	$12.97	$13.05
Net investment income	0.84	0.48
Net unrealized (loss)/gain on investments	0	0
Distributions from net investment income	(0.77)	(0.60)
Offering costs	0	(0.01)
Effect of anti-dilution	0	(0.01)
Net asset value at end of period	$13.04	$12.91

Per share market value at beginning of period	$16.88	$16.38
Per share market value at end of period	20.48	18.05
Total Return(2)(3)	25.89%	13.86%
Shares outstanding at end of period	10,071,844	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$131,353,022	$129,991,136
Average net assets	$132,170,641	$130,888,323
Ratio of operating expenses to average net assets – annualized	2.74%	1.96%
Ratio of net investment income to average net assets – annualized	8.54%	4.92%

(1)   Basic per share data.

(2)   Amounts were not annualized for the results of the three and nine month periods ended June 30, 2003 and June 30, 2002.

(3)   Total return equals the change of the ending market value over the beginning market value plus distributions divided by the beginning market value.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Gladstone Capital Corporation (the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  Certain prior period amounts have been reclassified to conform to current year presentation.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2002, as filed with the Securities and Exchange Commission.

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

Gladstone Business Loan LLC, a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of owning the Company’s portfolio of loan investments.  The financial statements of the subsidiary are consolidated with those of the Company.

NOTE 3. STOCK OPTIONS

In December 2002, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards (SFAS) Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  The statement amended SFAS Statement No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation.  Furthermore, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method and related effect on results of accounting for stock-based employee compensation, effective for fiscal year and interim periods beginning after December 15, 2002.

The following tables set forth the pro-forma effect of fair value option accounting for the three and nine months ended June 30, 2003 and June 30, 2002:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Increase in stockholders’ equity from operations, as reported	$2,370,899	$2,224,574

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(684,573)	(24,875)

Pro-forma increase in stockholders’ equity from operations	$1,686,326	$2,199,699

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.24	$0.22
Basic, pro-forma	$0.17	$0.22

Diluted, as reported	$0.23	$0.22
Diluted, pro-forma	$0.16	$0.22

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Increase in stockholders’ equity from operations, as reported	$8,445,069	$4,830,036

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(2,053,718)	(8,292)

Pro-forma increase in stockholders’ equity from operations	$6,391,351	$4,821,744

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.84	$0.48
Basic, pro-forma	$0.63	$0.48

Diluted, as reported	$0.83	$0.47
Diluted, pro-forma	$0.63	$0.48

NOTE 4. INCREASE IN STOCKHOLDERS’ EQUITY FROM OPERATIONS PER SHARE

The following tables set forth the computation of basic and diluted increase in stockholders’ equity from operations per share for the three and nine months ended June 30, 2003 and June 30, 2002:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Numerator for basic and diluted increase in stockholders’ equity from operations per share	$2,370,899	$2,224,574

Denominator for basic weighted average shares	10,071,844	10,071,844

Dilutive potential shares	184,946	129,208

Denominator for diluted weighted average shares	10,256,790	10,201,052

Employee stock options	931,664	711,664

Basic net increase in stockholders’ equity from operations per common share	0.24	0.22
Diluted net increase in stockholders’ equity from operations per common share	0.23	0.22

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Numerator for basic and diluted increase in stockholders’ equity from operations per share	$8,445,069	$4,830,036

Denominator for basic weighted average shares	10,071,844	10,071,844

Dilutive potential shares	88,506	105,100

Denominator for diluted weighted average shares	10,160,350	10,176,944

Employee stock options	931,664	711,664

Basic net increase in stockholders’ equity from operations per common share	0.84	0.48
Diluted net increase in stockholders’ equity from operations per common share	0.83	0.47

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

On July 7, 2003, The Company paid a dividend of $0.29 per share on its common stock to stockholders of record as of June 30, 2003.  On April 7, 2003, the Company paid a dividend of $0.25 per share on its common stock to stockholders of record as of March 31, 2003 and on January 7, 2003, the Company paid a dividend of $0.23 per share on its common stock to its stockholders of record as of December 31, 2002.  On July 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to stockholders of record as of June 28, 2002.  On April 8, 2002, the Company paid a dividend of $0.21 per share on its common stock to its stockholders of record as of March 28, 2002 and on January 15, 2002, the Company paid a dividend of $0.18 per share on its common stock to its stockholders of record as of December 31, 2001.

NOTE 6. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2003, the Company engaged Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus PIK interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.

NOTE 7. LOAN AND MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies.  The Company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Advisers, Inc.  The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments.  Such fees are normally paid at the closing of the Company’s investments and are generally non-recurring.  These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice.  These fees totaled $125,000 for the three months ended June 30, 2003 and $483,000 for the nine months ended June 30, 2003, $645,898 for the three months ended June 30, 2002 and $1,286,809 for the nine months ended June 30, 2002.

From time to time, the Company will be invited to participate as a co-lender in a transaction.  Where the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

NOTE 8. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio, which contain a payment in kind (“PIK”) provision. The PIK interest is added to the principal balance of the loan and recorded as income.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended June 30, 2003 and June 30, 2002, the Company recorded PIK income of $232,572 and $124,280 respectively and for the nine months ended June 30, 2003 and June 30, 2002, PIK income of $667,648 and $254,738 respectively.  At June 30, 2003 and September 30, 2002 the Company had accrued on its balance sheet, a total in PIK income of $1,052,084 and $400,490 respectively.  The Company does not have any original issue discount income.

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

On June 30, 2003, the Company entered into a Repurchase Agreement with UBS Paine Webber for $63,706,000, which was settled on July 1, 2003.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $65,080,000 and a carrying value of $65,006,677 that matures on August 21, 2003.  The interest rate on the Repurchase Agreement was 0.82%.  On September 30, 2002, the Company entered into a Repurchase Agreement with UBS Paine Webber for $39,198,719, which agreement was settled on October 1, 2002.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $40,004,000 and a carrying value of $39,998,799 that matured on October 1, 2002.  The interest rate on the Repurchase Agreement was 1.85%.  In the future the Company plans to use a similar form of repurchase agreements as an investment option or in order to satisfy certain asset diversification requirements and maintain the Company’s status as a RIC.

NOTE 10. CONTRACTUAL OBLIGATIONS

The Company occupies its McLean, Virginia office space pursuant to a license agreement scheduled to expire on October 31, 2003.  The Company’s New York City office facility has a service agreement scheduled to expire August 31, 2003 and the Company has entered into a new service agreement through August 31, 2004.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office Lease Obligations	$104,413	$66,673	$37,740	—	—
Total	$104,413	$66,673	$37,740	—	—

NOTE 11. DEFERRED COMPENSATION PLAN

The Company has adopted a deferred compensation plan (the “Plan”) effective January 1, 2002.  The Plan permits an employee to defer the lesser of 75% of his or her total compensation or the applicable Internal Revenue Service (“IRS”) limit.  The employees are eligible to participate in the Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service.  The service requirement is waived for those employees who were employed as of January 1, 2002.  The Company has funded $23,569 in contributions to the Plan that were recorded for the fiscal year ended September 30, 2002.  The Company has received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Code.

NOTE 12. POTENTIAL LOAN SALE

The Company during April 2003 agreed to sell its Inca Metal Products Corp., Kingway Acquisition Inc., Clymer Acquisitions, Inc. note to American Capital Strategies and was expected to complete the sale in May 2003.  However, the senior lender would only approve the sale if a portion of its loan was also acquired.  The Company offered to buy a portion of the senior lenders loan to satisfy the condition, but American Capital Strategies then declined to buy the Company’s loan.  The Company is unsure the transaction will now occur.

NOTE 13. GLADSTONE BUSINESS LOAN LLC

On May 19, 2003, Gladstone Business Loan LLC entered into a credit agreement with CIBC World Markets Corp. to provide the Company with a $100 million revolving credit facility.  This will enable the Company to securitize existing loans in order to be able to obtain additional lending funds.

NOTE 14. SUBSEQUENT EVENT

In July 2003, ARI Holdings, Inc. repaid its entire loan of approximately $8.6 million which included approximately $600,000 of accrued PIK interest.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. The amount of PIK interest accrued and on our books as of June 30, 2003 was approximately $1.1 million.

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

Our business plan calls for managerial assistance fee revenue to equal or exceed our operating expenses (excluding interest expense). During the quarter and nine months ended June 30, 2003, the Company recorded managerial assistance fee revenue of $125,000 and $483,000, respectively, stemming from a new investment during the quarter.  However, during the quarter and nine months ended June 30, 2003, operating expenses (excluding interest expense) exceeded managerial assistance fee revenue by approximately $819,000 and $2.2 million, respectively.  Because we typically generate managerial assistance fee revenue only when we make new loans, our relatively slow pace of loans during the quarter and nine months ended June 30, 2003 led to this shortfall. In the future, we will need to make loans at a faster pace in order to meet this objective. However, we believe that, as the economic environment improves, we will be able to make sufficient new investments so that over time our managerial assistance fee revenue will equal or exceed our operating expenses (excluding interest expense), although there can be no guarantee that we will be able to do so.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower’s business and reaching agreement on the legal documentation for the loan. Typically, upon execution of the non-binding term sheet, the potential borrower pays us a non-refundable fee for our services rendered through the date of the non-binding term sheet. Where the fee paid is non-refundable, we recognize this as management fee revenue upon execution of the non-binding term sheet.

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

The general economic climate during the fiscal year ended September 30, 2002 and the quarter and nine months ended June 30, 2003 was unfavorable. Many businesses saw their sales and business prospects decline during this time. Consequently, many of these companies were forced to lay off employees and engage in other cost cutting measures. As a result of the difficult business climate, we determined it prudent to proceed cautiously in making loans during the 2002 fiscal year and in the quarter and nine months ended June 30, 2003. Since our initial public offering in August 2001, we have made 15 different loans to, or investments in, 11 companies for a total of approximately $115.5 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired). This was below our objective set at the beginning of the 2002 fiscal year.

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

The Company is making strides to be able to continue funding new investments once the initial funds are placed.  The Company through its wholly-owned subsidiary entered into a credit agreement with CIBC World Markets Corp to provide the Company with a $100 million revolving credit line facility.  This is the first step toward securitizing the Company’s loans for long-term funding.

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

Quarter Ended	Date Paid	Dividend Per Share	Type of Income
June 30, 2003	July 7, 2003	$0.29	Ordinary*
March 31, 2003	April 7, 2003	$0.25	Ordinary*
December 31, 2002	January 1, 2003	$0.23	Ordinary*
September 30, 2002	October 7, 2002	$0.21	Ordinary
June 30, 2002	July 8, 2003	$0.21	Ordinary
March 31, 2002	April 8, 2003	$0.21	Ordinary

*Estimated and may be redefined at year end

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

The most critical accounting policy is that of the valuation of the investment portfolios.   Please refer to the “Investment Valuation” section below for a discussion of the investment valuation process.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

We value our investment portfolio each quarter. Members of our portfolio management team prepare the portfolio company valuations using the most recent portfolio company financial statements and forecasts.  These individuals also consult with the respective principal who originated the portfolio investment to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  As of March 31, 2003, the Company engaged Standard & Poor’s Loan Evaluation Service (S&P) to help evaluate the value of the majority of its loan securities.  This quarter, the Company expanded the S&P engagement to include evaluations on success fees (conditional interest included in some loan securities).  The Company and S&P will only evaluate the value of a success fee if the probability of receiving the success fee on a given loan was above 6-8%, a threshold of significance, in which case a value would be assigned.  Upon completing the data collection, the valuation data is presented to S&P.  S&P makes its independent assessment of the data and assesses its own data to determine market values for the securities.  With regard to its work, S&P has issued the following paragraph:

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

With the Company assessment and S&P value estimates as a backdrop, the Company’s Board votes to accept or not accept the analyses and values recommended presented by the Company and S&P.  At June 30, 2003, the board elected to accept the valuations recommended by S&P on those loans as denoted on the Schedule of Investments in the Consolidated Financial Statements.  Because there is a lag between when we close a loan and when we can get the loan evaluated by S&P, new loans are not valued immediately by S&P; rather, the board makes its own determination about the value of the loan in accordance with the Company’s valuation policy.  Since S&P does not provide values for mortgage loans or equity securities, the directors determine fair value of these using the following policy:

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

At September 30, 2002, all debt investments were grade 3 under the 1-to-4 loan grading system. The rating of 3 on the 1-4 system means that the portfolio companies were performing as agreed and they have paid on time.  Using the expanded scale, at December 31, 2002, March 31, 2003, and June 30, 2003 the average, weighted average and highest rated loan and lowest rated loan were as follows:

Rating	December 31, 2002	March 31, 2003	June 30, 2003
Average	7.5	7.7	7.7
Weighted Average	7.5	7.7	7.6
Highest	9.0	9.0	9.0
Lowest	6.0	6.0	6.0

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default using the expanded risk rating scale.

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual.  At June 30, 2003 and September 30, 2002, no payments were past due on any of our debt securities.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if there is a market for the debt security.  If there is a market, then we will determine the value based on the market prices for the security, even if that market is not robust.  At June 30, 2003 and September 30, 2002 there was no market for any of the debt securities in our portfolio.  If there is no market for the debt securities, then we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we may use some or all of the following items: financial standing of the issuer of the security, comparison of the business and financial plan of the issuer with actual results, the cost of the security, the size of the security held as it relates to the liquidity of the market for such securities, contractual restrictions on the disposition of the security, pending public offering of the issuer of the security, pending reorganization activity affecting the issuer such as mergers or debt restructuring, reported prices of similar securities of the issuer or comparable issuers, ability of the issuer to obtain needed financing, changes in the economy affecting the issuer, recent purchases or sale of a security of the issuer, pricing by other buyers or sellers of similar securities, financial statements of the borrower, the type of security, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at the time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, statistical ratios compared to lending standards, statistical ratios compared to other similar securities and other pertinent factors.

For equity securities, we first determine if there is any market for the equity security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At June 30, 2003 and September 30, 2002 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sales price in the future, the value of the securities based on the recent sale of comparable transactions and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At June 30, 2003 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $104,940,557.

At June 30, 2003 we determined that the probability of our receiving the success fee on one of our loans was at a point that an appreciated value should be used.  To determine this value S&P estimated the probability of the payment and discounted the value over time.  The Home Care Supply, Inc. senior loan has an appreciation of $473,400 in its value as a result of the value applied to the success fee.  Further, the value of our warrants in Finn Corporation has an appreciation of $394,111 for the quarter ended June 30, 2003.  This appreciation totaling $867,511 offset depreciation of $869,924.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

Investment Income

Investment income for the three months ended June 30, 2003 was approximately $4.1 million as compared to $2.9 million for the three months ended June 30, 2002. This increase was primarily a result of increased interest income from new investments.

Interest income from our investments in debt securities of private companies was approximately $3.7 million for the three months ended June 30, 2003 as compared to $1.8 million for the three months ended June 30, 2002. This increase was primarily a result of the increase in new investments of $49.0 million.

The weighted average yield on our portfolio for the three months ended June 30, 2003 was 13.24% (without giving effect to PIK interest) and 14.0% (after giving effect to PIK interest). The weighted average yield for the three months ended June 30, 2002 was 14.26% (without giving effect to PIK interest) and 15.25% (after giving effect to PIK interest).  The yields were computed based on the cost value of the portfolio.

Interest income from invested cash and cash equivalents for the three months ended June 30, 2003 was approximately $79,000, as compared to $352,000 for the three months ended June 30, 2002. This decrease was primarily a result of the $49.0 million of new investments made between June 30, 2002 and June 30, 2003.

For the three months ended June 30, 2003, we recorded approximately $110,000 in interest income from loans to our employees in connection with the exercise of employee stock options, which was consistent with approximately $109,000 in interest income from such loans for the three months ended June 30, 2002.

Managerial assistance fees were $125,000 for the three months ended June 30, 2003, as compared to $646,000 for the three months ended June 30, 2002. This decrease was the result of new investments of $5.5 million closing during the quarter as compared to new investments of $24.5 million with related fees during the three months ended June 30, 2002.

Operating Expenses

Operating expenses for the three months ended June 30, 2003 were approximately $944,000, as compared to approximately $691,000 for the three months ended June 30, 2002. This increase was primarily a result of additional employees, new office space and operating expenses related to the increase in staff and overall operations.

Salaries and benefits for the three months ended June 30, 2003 were approximately $494,000, as compared to approximately $364,000 for the three months ended June 30, 2002. This increase was a result of an increase in employees in the current quarter as compared to the prior year quarter.

Rent expense for the three months ended June 30, 2003 was approximately $55,000, as compared to approximately $36,000 for the three months ended June 30, 2002. This increase was primarily a result of new office space acquired in September 2002.

Professional fees, consisting primarily of legal and audit fees, for the three months ended June 30, 2003 were approximately $101,000, as compared to approximately $119,000 for the three months ended June 30, 2002. This decrease was primarily a result of a decline in legal fees which were slightly tempered by due diligence fees associated with the line of credit.

Directors’ fees for the three months ended June 30, 2003 were approximately $20,000, as compared to approximately $7,000 for the three months ended June 30, 2002. This increase was primarily a result of the accounting for the annual directors fee pro rated over the 2003 fiscal year.

Insurance expense for the three months ended June 30, 2002 was approximately $72,000, as compared to approximately $50,000 for the three months ended June 30, 2002.  The majority of this increase is due to an increase in directors’ and officers’ insurance premiums.

Stockholder related costs for the three months ended June 30, 2003 were approximately $12,000, as compared to approximately $7,000 for the three months ended June 30, 2002.  The increase was attributable to increased filing fees.

Financing fees were incurred for the first time during the three months ended June 30, 2003.  These fees of approximately $62,000 represent the related service fees associated with the warehouse line of credit, backup service and the amortization of deferred financing costs.

General and administrative expenses, consisting primarily of office operations, travel and data communications expenses for the three months ended June 30, 2003 were approximately $127,000, as compared to approximately $107,000 for the three months ended June 30, 2002. This increase was primarily a result of the related expenses of new employees and increased operations.

We believe that our current level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we continue to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

Net Increase in Stockholders’ Equity from Operations

As a result of the investment income and operating expenses described above, we had net increase in stockholders’ equity from operations of approximately $2.4 million for the three months ended June 30, 2003.  Based on a weighted-average of 10,071,844 (basic) and 10,256,790 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the three months ended June 30, 2003 was $0.24 (basic) and $0.23 (diluted).

For the three months ended June 30, 2002, we had net increase in stockholders’ equity from operations of approximately $2.2 million.  Based on a weighted-average of 10,071,844 (basic) and 10,201,052 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the three months ended June 30, 2002 was $0.22 (basic) and $0.22 (diluted).

Net increase in stockholders’ equity from operations includes approximately $745,000 of net unrealized depreciation for the quarter ended June 30, 2003 due to the fair values of the investment portfolios based on recommendations prepared by Standard & Poor’s.  Majority of the depreciation occurred from depreciation of $658,000 associated with the loan we hold in the Inca/Kingway/Clymer Company.  We would have depreciated that note in the quarter ending March 31, 2003 except we had an agreement from American Capital Strategies to purchase the note. Since then American Capital Strategies has declined to purchase the note and we have depreciated the note this quarter even though the note is paying as agreed.  There was no unrealized appreciation or depreciation for the quarter ended June 30, 2002.

Comparison of the nine months ended June 30, 2003 to the nine months ended June 30, 2002

Investment Income

Investment income for the nine months ended June 30, 2003 was approximately $11.1 million as compared to $6.8 million for the nine months ended June 30, 2002. This increase was primarily a result of increased interest income from investments.

Interest income from our investments in debt securities of private companies was approximately $9.9 million for the nine months ended June 30, 2003 as compared to $3.7 million for the nine months ended June 30, 2002. This increase was primarily a result of the increase in new investments of $49.0 million.

The weighted average yield on our portfolio for the nine months ended June 30, 2003 was 13.48% (without giving effect to PIK interest) and 14.34% (after giving effect to PIK interest). The weighted average yield for the nine months ended June 30, 2002 was 15.42% (without giving effect to PIK interest) and 15.18% (after giving effect to PIK interest).   The weighted average yield is computed based on the cost basis of the investment portfolio.

Interest income from invested cash and cash equivalents for the nine months ended June 30, 2003 was approximately $391,000, as compared to $1.4 million for the nine months ended June 30, 2002. This decrease was primarily a result of the $49.0 million of new investments made between June 30, 2002 and June 30, 2003.

For the nine months ended June 30, 2003, we recorded approximately $329,000 in interest income from loans to our employees in connection with the exercise of employee stock options, which was consistent with approximately $324,000 in interest income from such loans for the nine months ended June 30, 2002.

Managerial assistance fees were $483,000 for the nine months ended June 30, 2003, as compared to $1.3 million for the nine months ended June 30, 2002. This decrease was the result of three new investment closings during the nine months ended June 30, 2003 as compared to five new investment closings during the nine months ended June 30, 2002 with related fees.

Operating Expenses

Operating expenses for the nine months ended June 30, 2003 were approximately $2.7 million, as compared to approximately $1.9 million for the nine months ended June 30, 2002. This increase was primarily a result of new employees, new office space and operating expenses related to the increase in staff and overall operations.

Salaries and benefits for the nine months ended June 30, 2003 were approximately $1.4 million, as compared to approximately $969,000 for the nine months ended June 30, 2002. This increase was a result of the hiring of new employees.

Rent expense for the nine months ended June 30, 2003 was approximately $164,000, as compared to approximately $83,000 for the nine months ended June 30, 2002. This increase was primarily a result of new office space acquired in September 2002.

Professional fees, consisting primarily of legal and audit fees, for the nine months ended June 30, 2003 were approximately $302,000, as compared to approximately $335,000 for the nine months ended June 30, 2002. This decrease was primarily a result of a decrease in legal fees.

Directors’ fees for the nine months ended June 30, 2003 were approximately $55,000, as compared to approximately $14,000 for the nine months ended June 30, 2002. This increase was primarily a result of the accounting for the annual directors fee pro rated over the 2003 fiscal year.

Insurance expense for the nine months ended June 30, 2003 was approximately $217,000, as compared to approximately $147,000 for the nine months ended June 30, 2002.  This increase was mainly attributable to an increase in directors’ and officers’ insurance premiums.

Stockholder related costs for the nine months ended June 30, 2003 were approximately $124,000, as compared to $78,000 for the nine months ended June 30, 2002.  This increase is due to costs associated with the printing of the annual report, the annual stockholders’ meeting, and an increase in filing fees.

Financing fees were incurred for the first time during the nine months ended June 30, 2003.  These fees of approximately $62,000 represent the related service fees associated with the warehouse line of credit, backup service, and the amortization of deferred financing charges.

General and administrative expenses, consisting primarily of office operations, travel and data communications related expenses for the nine months ended June 30, 2003 were approximately $378,000, as compared to approximately $297,000 for the nine months ended June 30, 2002. This increase was primarily a result of the related expenses to new employees and increased operations.

We believe that our current level of operating expenses is not necessarily indicative of our future operating expenses. We estimate that over time, as we continue to more fully deploy the proceeds of our initial public offering, our operating expenses will be approximately two percent of our net assets.

Net Increase in Stockholders’ Equity from Operations

As a result of the investment income and operating expenses described above, we had net increase in stockholders’ equity from operations of approximately $8.4 million for the nine months ended June 30, 2003.  Based on a weighted-average of 10,071,844 (basic) and 10,160,350 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the nine months ended June 30, 2003 was $0.84 (basic) and $0.83 (diluted).

For the nine months ended June 30, 2002, we had net increase in stockholders’ equity from operations of approximately $4.8 million.  Based on a weighted-average of 10,071,844 (basic) and 10,176,944 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the nine months ended June 30, 2002 was $0.48 (basic) and $0.47 (diluted).

Net increase in stockholders’ equity from operations includes approximately $2,000 of net unrealized depreciation for the nine months ended June 30, 2003 due to the fair values of the investment portfolios based on recommendations prepared by Standard & Poor’s.  There was no unrealized appreciation or depreciation for the nine months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had investments in debt securities of, or loans to, 10 private companies, totaling approximately $105.0 million of total investment assets. This number includes approximately $1.1 million in accrued PIK interest, which as described in “Overview,” is added to the carrying value of our investments.

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

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year	Amount
2003	$704,167
2004	$11,232,084
2005	$12,056,943
2006	$13,586,997
2007	$33,647,366
Thereafter	$33,750,000
Total	$104,977,557

In July 2003, ARI Holdings, Inc. repaid its entire outstanding balance of approximately $8.6 million plus accrued interest and PIK for the outstanding days in July.

Cash provided by operating activities for the nine months ended June 30, 2003, consisting primarily of the items described in “Results of Operations,” was approximately $8.4 million. Net cash used in investing activities was approximately $174,000 during the nine months ended June 30, 2003. The net cash used in investing activities consisted of net proceeds of $24.5 million from the repurchase agreement and repayment of $2.4 million investment principal from our portfolio companies.  Partially offsetting the cash provided by investing activities was the $27.0 million of new investments.  Net cash used in financing activities was approximately $8.1 million for the nine months ended June 30, 2003 and consisted of the payment of dividends and charges incurred to establish the warehouse line of credit.

During the nine months ended June 30, 2003, cash and cash equivalents increased from approximately $91.9 million at the beginning of the period to approximately $92.1 million at the end of the period. The increase of approximately $0.2 million was mainly the result of the net proceeds from the repurchase agreement.

On June 30, 2003, we entered into a repurchase agreement with UBS Paine Webber for approximately $63.7 million. The repurchase agreement was fully collateralized by a United States treasury bill with a fair value of approximately $65.0 million that matured on August 21, 2003. The interest rate on the repurchase agreement was 0.82%. This repurchase agreement was reflected on our balance sheet as of June 30, 2003 as an increase in cash and cash equivalents pledged to creditors of $65.0 million, along with a corresponding liability for approximately the same amount. The repurchase agreement was settled on July 1, 2003. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid quarterly cash dividends of $0.29 for the quarter ended June 30, 2003, $0.25 for the quarter ended March 31, 2003 and $0.23 for the quarter ended December 31, 2002.

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

On May 19, 2003, the Company, through its wholly-owned subsidiary, entered into a credit agreement with CIBC World Markets Corp. to provide the Company with a $100 million revolving credit line facility.  To date, the Company has not drawn down on the credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2003, the Company, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither the Company nor its subsidiaries are currently subject to any material legal proceeding, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company or its subsidiaries.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

See the exhibit index.

(b)                                  REPORTS ON FORM 8-K

On May 12, 2003, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing its financial results for the quarter ended March 31, 2003.

On June 12, 2003, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing the declaration of the third quarter of fiscal year 2003 dividend.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: August 14, 2003

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.1	Credit Agreement dated as of May 19, 2003 between Gladstone Business Loan, LLC and CIBC World Markets Corporation.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.