Form 10-K
period 2003-09-30
GLADSTONE CAPITAL CORP
filed 2003-12-11
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission file number 814-00237

GLADSTONE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1616 Anderson Road, Suite 208 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 286-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒  NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2003, based on the closing price on that date of $16.18 on the Nasdaq National Market, was $151,129,970. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 10,081,844 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of December 9, 2003.

Documents Incorporated by Reference.  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR

ENDED SEPTEMBER 30, 2003

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

David Gladstone, our chairman and chief executive officer, has over 25 years of experience in making loans to, and investing in, small and medium-sized companies at Gladstone Capital Corporation, Allied Capital Corporation and American Capital Strategies Ltd. Allied Capital Corporation is a publicly traded subordinated debt lender and American Capital Strategies is a publicly traded buyout and subordinated debt lender.  Mr. Gladstone is no longer affiliated with Allied Capital Corporation or American Capital Strategies Ltd.

Terry Lee Brubaker, our president and chief operating officer, has over 25 years of experience in acquisitions and managing companies subsequent to an acquisition. Prior to joining Gladstone Capital Corporation, he was a member of the management team that designed and implemented the acquisition strategy of James River Corporation.

Our chief financial officer, Harry Brill, brings significant experience from his role as the chief accounting officer of Allied Capital where he was responsible for the public filings of a family of five public companies and oversaw the preparation of the operating reports and financial statements of these companies and of three private funds.

In addition to Messrs. Gladstone and Brubaker, we currently have a chief investment officer, George Stelljes III, and six principals who are involved in structuring and arranging financing for small and medium-sized businesses. As our business expands, we plan to hire additional principals with business lending experience. We believe that the expertise of our investing principals will help us to be successful in lending to small and medium-sized businesses.

We typically make loans to companies that are substantially owned by leveraged buyout funds, venture capital funds, or family owned businesses. Messrs. Gladstone and Brubaker have an extensive referral network of venture capitalists, leveraged buyout funds, investment bankers, attorneys, commercial bankers and business and financial brokers. We believe that these entities have been, and will continue to be, an important source of loan opportunities. We intend to enter into additional informal relationships with other leveraged buyout funds and venture capital funds, but we can not assure you that we will be able to do so or that any such relationships will lead to the origination of loans.

We have two wholly owned subsidiaries, Gladstone Advisers, Inc., through which we conduct our day-to-day administrative functions and provide managerial assistance to our portfolio companies and Gladstone Business Loan LLC, which owns the loan investment portfolio of Gladstone Capital Corporation.

STRATEGY

Our strategy is to make loans at favorable interest rates to small and medium-sized businesses that we believe have traditionally been underserved by conventional lenders. We use the loan referral networks of Messrs. Gladstone, Stelljes and Brubaker and of our principals to identify and make senior and subordinated loans to selected businesses that we believe do not have sufficient access to traditional sources of lending. We make loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control, all of which we believe are typically underserved by banks and other traditional institutional lenders. We believe that our business strategy will enable us to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In addition, from time to time we might acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we might receive when we make loans. Our financial plan presumes that (1) the net capital gains from the sale of the warrants (as well as other profit enhancements) we receive in connection with our lending activities will exceed any losses we may experience from loans that are not repaid, and (2) the managerial assistance fee income we derive from assisting our portfolio companies will provide us with a source of revenue that approximates our operating expenses (excluding interest expense). We cannot assure you that we will be able to achieve our investment objectives or that our business strategy will be successful.

We believe that we are well-positioned to provide financing to small and medium-sized businesses that are undergoing a change of ownership, including management-led and third party leveraged buyouts, and to those businesses that have good growth characteristics. We are not burdened with the capital and other regulatory requirements of the banking and savings and loan industries and we have relatively low overhead and administrative expenses. Moreover, our strategy of accepting warrants to purchase stock of our borrowers and other yield enhancements, such as success fees, is intended to closely align our interests with those of our portfolio companies, thereby reducing transaction costs, conveying our commitment to the borrowers and enhancing our attractiveness as a financing source. Perhaps most importantly, we believe that we have the experience and expertise to satisfy the financing needs of such businesses. In particular, we believe that we benefit from Mr. Gladstone’s 25 years of experience in financing small to medium-sized private businesses, Mr. Stelljes’ many years of financing medium and small businesses, and Mr. Brubaker’s extensive experience in acquisitions and operations to realize a competitive advantage. We believe that our established network of loan referral sources, consisting of relationships established over many years by Messrs. Gladstone, Stelljes, and Brubaker and our principals will generate opportunities to identify and make senior and subordinated loans to selected businesses that satisfy our investment criteria. We intend to enter into additional informal relationships with leveraged buyout funds and venture capital funds, but we can not give any assurance that we will be able to do so. We target small and medium-sized private businesses that meet certain criteria, including the potential for growth, adequate assets for loan collateral, experienced management teams with significant ownership interest in the business, adequate capitalization, profitable operations based on cash flow and potential opportunities for us to realize appreciation and gain liquidity in our various equity positions. We may achieve liquidity in an equity position through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to buy back our warrants, although we can not assure you that we will always have these rights.

As a business development company, we make available significant managerial assistance to our portfolio companies. Such assistance will typically involve structuring financing for the business, closely monitoring the operations of each borrower, participating in its board and management meetings, being available for consultation with its officers and providing organizational and financial guidance.

We typically invest in senior, senior subordinated and junior subordinated notes. Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (or “PIK”) interest, and, when earned, we record PIK income as interest income and add the PIK interest to the principal balance of the loans.

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

To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets though we may not have the first claim on these assets. Interest payments on loans we make will generally be made monthly or quarterly (except to the extent of any PIK interest) with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest will generally become due at maturity at five to seven years. We will focus on making loans accompanied by warrants to purchase stock in the borrowers. These warrants will typically have an exercise price equal to the fair value of the portfolio company’s common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower’s stock.

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

As noted above, we expect to receive warrants, to purchase stock, or other yield enhancements in many of our borrowers. If a financing is successful, not only will our debt securities have been repaid with interest, but we will be in a position to realize a gain on the accompanying equity interests or other yield enhancements. The opportunity to realize such gain may occur if the borrower is sold to new owners or if it makes a public offering of its stock. In most cases, we will not have the right to require that a borrower undergo an initial public offering by registering securities under the Securities Act of 1933, to which we refer as the Securities Act, but we generally will have the right to sell our equity interests in any subsequent public offering by the borrower. Even when we have the right to participate in a borrower’s public offering, the underwriters might insist, particularly if we own a large amount of equity securities, that we retain all or a substantial portion of our shares for a specified period of time. Moreover, we may decide not to sell an equity position even when we have the right and the opportunity to do so. Thus, although we expect to dispose of an equity interest after a certain time, situations may arise in which we hold equity securities for a longer period.

In certain cases, we may receive the right, to which we refer as a put right, to require the borrower to repurchase the warrants or other yield enhancements from us. When no public offering is available, we may exercise our put rights to dispose of our equity interest in the borrower, although our ability to exercise put rights may be limited or nonexistent if a business does not have the money to repurchase our warrants or other yield enhancements. Similarly, we anticipate that we may obtain the right, to which we refer as an unlocking right, to require that the borrower purchase our warrants or stock if it rejects a bona fide third party acquisition offer. The unlocking rights may allow us to sell our equity interests back to the borrower at the price offered by the potential acquirer.

In addition to the put rights and unlocking rights described above, when one of our portfolio companies does go public, we may undertake hedging strategies with regard to our equity interests in it. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Pursuant to our line of credit, we have agreed to enter into hedging transactions, such as interest rate swaps in connection with the borrowings that we make under the line of credit, which we currently expect to begin making in the near future.  Such transactions will effectively convert our fixed rate portfolio loans into variable rate loans in an effort to mitigate our exposure to increases in interest rates on our borrowings on the line of credit, which will be at variable rates.  Furthermore, in the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans.  Hedging strategies do pose risks to us and our stockholders, however we believe that such activities, because they will be limited to only a portion of our portfolio, are manageable.

Moreover, Section 12(a)(3) of the 1940 Act prohibits us “in contravention of such rules and regulations or orders as [the SEC] may prescribe as necessary or appropriate in the public interest or for the protection of investors . . . to effect a short sale of any security . .. . .” However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. We will only engage in any hedging activities in compliance with applicable law and regulations.

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

•              Experienced management team. We will generally require that each borrower have a management team that is experienced and properly incentivized through a significant ownership interest in the borrower. We generally will require that a borrower have, at a minimum, a strong chief executive officer and chief financial officer who have demonstrated the ability to accomplish the borrower’s objectives and implement its business plan.

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

Approval Process

Our lending professionals review informational packages in search of potential financing opportunities and conduct a due diligence investigation of each applicant that passes an initial screening process. This due diligence investigation generally includes one or more on-site visits, a review of the potential borrower’s historical and projected financial information, interviews with management, employees, customers and vendors of the applicant and background checks and research on the applicant’s product, service or particular industry. Upon completion of the due diligence investigation, our financial professional creates a borrower profile summarizing the prospective borrower’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. Our lending professional then presents this profile to our credit committee, which is comprised of Messrs. Gladstone, Brubaker, and Stelljes. Our credit committee must unanimously approve each loan, and each member of our board of directors must review each financing.

TEMPORARY INVESTMENTS

Pending investment in other types of “qualifying assets,” we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that 70% of our assets are qualifying assets. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “Regulation.” Typically, we invest in US Treasury bills or in repurchase obligations of a “primary dealer” in government securities, as designated by the Federal Reserve Bank of New York, or of any other dealer whose credit has been established to the satisfaction of our board of directors. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor’s money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. Our custodian, or the correspondent in its account with the Federal Reserve/Treasury Book Entry System, will be required to constantly maintain underlying securities in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, we might suffer a loss to the extent that the proceeds from the sale of the underlying security were less than the repurchase price. A seller’s bankruptcy could delay or prevent a sale of the underlying securities. Our board of directors has established procedures, which it will review periodically, requiring us to monitor the creditworthiness of the dealers with which we enter into repurchase agreement transactions.

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

EMPLOYEES

We currently have fifteen employees. We believe that our relations with our employees are excellent. We intend to hire additional professionals with business lending experience as our business grows and to maintain a relatively low level of overhead by outsourcing most job functions not directly related to marketing, underwriting our investments or executive management.

LEVERAGE

For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we intend to issue senior debt securities, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we would become exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock if we borrow money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our board of directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, except that such an issuance must adhere to the requirements of the 1940 Act. See “Regulation—Business Development Company—Asset Coverage” for a discussion of leveraging constraints. We do not intend to leverage ourselves so long as we hold cash or temporary investments in an amount sufficient to fund the investments, other than temporary investments.

SECURITIZATION

On February 3, 2003, Gladstone Business Loan, LLC, (“Business Loan”) a wholly-owned subsidiary of Gladstone Capital Corporation, was established for the purpose of acquiring and holding certain loans originated by us. On May 19, 2003, Business Loan entered into a credit agreement with a group of institutional lenders that provides a $100 million revolving credit facility, the proceeds of which will be used by Business Loan to purchase our loans.      The sale of our loans to Business Loan will make available funds which we can use to make additional loans and increase the size of our loan portfolio.  We currently intend to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts outstanding under the revolving credit facility.

INVESTMENT OBJECTIVES AND POLICIES

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. The following restrictions, along with these investment objectives, are our only fundamental policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. For a fuller explanation of the regulatory framework in which we operate, see “Regulation.” The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere in this Form 10-K, apply at the time we effect a transaction, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction. We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire (provided that we control or, through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. We may invest up to 20% of our assets in securities of a particular issuer. We may exceed this limitation in connection with bridge financings, although these bridge investments will never exceed 25% of our total assets at any time. We do not intend to concentrate our investments in any particular industry or group of industries. However, it is possible that, as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets.

We will at all times endeavor to conduct our business so as to retain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes. For a discussion of the risks associated with the resulting leverage, see “Business—Leverage” and “Risk Factors—Our business is dependent upon external financing which may expose us to the risks associated with leverage.”

We will not (1) act as an underwriter of securities of other issuers (except to the extent that we may be deemed an “underwriter” of securities we purchase that must be registered under the Securities Act before they may be offered or sold to the public); (2) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may (a) purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, (b) own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate, or (c) finance the purchase of real estate by our portfolio companies); (3) sell securities short (except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies); (4) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (5) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, (ii) with regard to managing risks associated with publicly-traded securities issued by our portfolio companies, or (iii) with regard to managing the risks associated with interest rate fluctuations); (6) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations or in managing the risks associated with interest rate fluctuations); or (7) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in, any securities issued by any other investment company (except as they may be acquired as part of a merger, consolidation or acquisition of assets). That portion of our investments that is in securities issued by other investment companies may subject our stockholders to additional expenses.

INVESTMENT ADVISOR

We have no investment advisor and are internally managed by our executive officers under the supervision of our board of directors.

REGULATION

We are a closed-end, non-diversified, management investment company that has elected to be regulated as a business development company under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

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

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements in our first taxable year or, with respect to later years, for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders.

We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to US federal income tax or tax on long-term capital gains would be required to file a US federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that dividends, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the “original issue discount” that accrues over the life of the obligation. Such original issue discount will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such original issue discount amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements.

For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not to capital gains dividends to the extent such amount designated by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the due date for filing our return for that taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

The recently signed “Jobs and Growth Tax Relief Reconciliation Act of 2003” did not alter the nature of our dividends that we pay to stockholders as taxable ordinary income.  Accordingly, our dividends paid are not eligible for the lower tax rate.

Business Development Company

We intend to conduct our business so as to retain our status as a business development company. In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1) or (2) below.

Qualifying Assets.  Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

We carry our investments at fair value, based on valuations voted on by our Board of Directors. A majority of the loan portfolio is reviewed by Standard & Poor’s Loan Evaluation Service (S&P).  S&P provides an independent assessment of the loan portfolio data and assess its own data to determine market values for the securities.  The Board of Directors votes to accept the valuation recommendations presented by S&P.  Securities that are publicly traded, if any, are valued at the closing price on the valuation date (to date there are no publicly traded securities in our portfolio). Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

A substantial portion of our assets will consist of securities carried at fair market value, as determined by our Board of Directors. Determination of fair market values, for those securities and investments not valued by S&P, involves subjective judgment not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations on our financial statements.

Code of Ethics

As required by the 1940 Act, we have adopted a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. We have also adopted a code of ethics that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act.  A copy of this code is available for review, free of charge, at our website at www.GladstoneCapital.com.

RISK FACTORS

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are a new company with a limited operating history.

We were incorporated in May 2001 and, to date, have only made investments in thirteen companies. Thus far, we have conducted only limited operations as a lender to small and medium sized companies. In addition, we are subject to all of the business risks and uncertainties associated with any new business enterprise. We may not meet our investment objectives and the value of your investment in us may decline substantially or be reduced to zero.

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

We are dependent upon informal relationships with leveraged buyout funds, venture capital funds, and traditional lending institutions to provide us with deal flow.  If we fail to maintain our relationship with such funds or institutions, or if we fail to establish strong referral relationships with other funds, we will not be able to grow our portfolio of loans and fully execute our business plan.

Our loans to small and medium sized borrowers are extremely risky and you could lose your entire investment.

Loans to small and medium sized borrowers are subject to a number of significant risks including the following:

•              Small and medium sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to borrowers that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•              Small and medium sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target borrowers are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

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

•              Small and medium sized businesses generally have less predictable operating results. We expect that our borrowers may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

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

None of our portfolio loans or equity securities, at least initially, will be publicly traded or have a readily determinable market value. We value these securities based on a determination of their fair value, based on recommendations provided by S&P and approved by our board of directors. Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that would exist if a ready market for these securities existed. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize on our disposal of such securities.

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

Our credit facility imposes certain limitations on us.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we have entered into a credit agreement arranged by CIBC World Markets Corporation as the structuring agent.  The agreement provides us with a revolving credit line facility of $100 million.  In the future, this credit line will be replaced with the proceeds we may receive from securitizing some or all of the loans in our portfolio for long term funding.  This credit line facility will permit us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement.

As a result of the credit line facility, we are subject to certain limitations including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, and average life.

Our failure to satisfy these limitations could result in the foreclosure by our lenders which would have a material adverse effect on our business, financial condition and results of operations.

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

To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we intend to use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Leverage,” and “Regulation.”

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

We and our portfolio companies will be subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse impact on our business. For additional information regarding the regulations to which we are subject, see “Regulation.”

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

In the past, we have experienced delays in investing the proceeds of our initial public offering as compared to the original timetable that we expected at the time of our initial public offering. As of September 30, 2003, we have invested approximately $130.5 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired) of the approximately $131 million raised in our initial public offering, which closed on August 29, 2001. If we fail to invest our capital effectively, our return on equity may be negatively impacted, which could result in a decline in the market price of our common stock.

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

As of September 30, 2003 we have 10,081,844 shares of common stock outstanding, of which 9,221,775 are freely tradable without restriction. The remaining 860,069 shares are held by employees, officers and directors, most of which were purchased upon exercise of stock options and all of which may currently be resold publicly in compliance with the volume limitations and other restrictions of Rule 144 of the Securities Act. On April 10, 2003 we filed a registration statement to register for public resale 1,351,668 shares under our Amended and Restated 2001 Equity Incentive Plan (including the shares that have already been issued upon option exercises). Subsequent to the filing of this registration statement, all of these shares are now freely tradable without restriction, although certain of the options have not yet been granted and a portion of the options that have been granted are not yet vested and the shares underlying such options will, accordingly, not be eligible for resale until vested. Sales of substantial amounts of our common stock in the public market, pursuant to such registration, under Rule 144 or otherwise, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Available Information:

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCapital.com.  A request for any of these reports may also be submitted to us by writing:  Corporate Secretary, Gladstone Capital Corporation, 1616 Anderson Road, Suite 208, McLean, VA 22102.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in McLean, Virginia where we occupy our office space pursuant to a license agreement that expires on October 31, 2004.  We also lease office space in New York City pursuant to a service agreement that expires on August 31, 2004.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “GLAD.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq National Market for each fiscal quarter during the last two fiscal years.

	Quarter Ended	High	Low

FY 2003	09/30/03	$20.52	$18.76
	06/30/03	20.50	16.25
	03/31/03	16.78	15.55
	12/31/02	17.00	14.90
FY 2002	09/30/02	18.74	16.00
	06/30/02	19.52	17.10
	03/31/02	18.05	16.60
	12/31/01	19.10	15.90

As of November 12, 2003, there were approximately 8,860 beneficial owners of our Common Stock.

Dividends

We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders. The following table reflects, by quarter, the dividends per share that we have declared on our common stock for each quarter of the last two fiscal years:

	Quarter Ended	Cash Dividend Per Share

FY 2003	09/30/03	$0.33
	06/30/03	0.29
	03/31/03	0.25
	12/31/02	0.23
FY 2002	09/30/02	0.21
	06/30/02	0.21
	03/31/02	0.21
	12/31/01	0.18

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended September 30, 2003.

Item 6. Selected Financial Data

The following selected financial data for the fiscal year ended September 30, 2003 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants.  The following selected financial data for the fiscal year ended September 30, 2002 and the period ended September 30, 2001 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent accountants. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

SELECTED FINANCIAL DATA

	Year Ended September 30, 2003	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001

Total Investment Income	$15,154,874	$10,455,703	$394,855
Total Expenses	$3,858,953	$2,839,102	$487,499
Net Investment Income (Loss)	$11,295,921	$7,616,601	$(92,644)
Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations	$11,073,581	$7,616,601	$(92,644)
Per Share Data:
Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations:
Basic	$1.10	$0.76	$(0.03)
Diluted	$1.09	$0.75	$(0.03)
Cash Distributions Declared per Share	$1.10	$0.81	$0.00
Balance Sheet Data:
Total Assets	$214,566,663	$172,922,039	$132,205,486
Total Shareholders’ Equity	$130,802,382	$130,663,273	$131,249,144
Other Data:
Number of Portfolio Companies at Period End	11	7	NONE
Principal Amount of Loan Originations (1)	$47,011,278	$97,705,054	NONE
Principal Amount of Loan Repayments (1)	$18,005,827	$18,387,191	NONE
Total Return (2)	21.74%	9.60%	7.60%
Weighted Average Yield on Investments (3):
With PIK Interest (4)	13.86%	14.79%	N/A
Without PIK Interest (4)	13.14%	13.82%	N/A

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

(4)           Refer to Note 2 of the “Notes to Financial Statements” for an explanation of PIK, or “Paid-in-Kind,” interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone or Terry Lee Brubaker; (4) our inability to establish or maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors described in the “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act on 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (or “PIK”) interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans.

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

Our business plan calls for managerial assistance fee revenue to equal or exceed our operating expenses (excluding interest expense). During the fiscal years ended September 30, 2003 and 2002, we recorded managerial assistance fee revenue of $0.9 million and $1.7 million, respectively. However, during the fiscal years ended September 30, 2003 and 2002, operating expenses (excluding interest expense) exceeded managerial assistance fee revenue by approximately $2.9 and $1.2 million, respectively. Because we typically generate managerial assistance fee revenue only when we make new loans, our relatively slow pace of loans during the 2003 and 2002 fiscal years led to this shortfall. In the future, we will need to make loans at a faster pace in order to meet this objective. However, we believe that, as the economic environment improves, we will be able to make sufficient new investments so that over time our managerial assistance fee revenue will equal or exceed our operating expenses (excluding interest expense), although there can be no guarantee that we will be able to do so.

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

The only significant continuing revenue associated with the investments we have already closed is interest income and, potentially, capital gains realized in connection with the liquidation of any associated equity interest (e.g., warrants). While in some instances we may also receive on-going managerial assistance fee revenue in connection with a consummated investment, any such amounts are insignificant.

The general economic climate during both fiscal years ended September 30, 2003 and 2002 was unfavorable. Many businesses saw their sales and business prospects decline during the year. Consequently, many of these companies were forced to lay off employees and engage in other cost cutting measures. As a result of the difficult business climate, we determined it prudent to proceed cautiously in making loans during each of these fiscal years. Since our initial public offering in August 2001, we have made eighteen different loans to, or investments in, twelve companies for a total of approximately $131 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired).

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our investment valuation process as our most critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

We value our investment portfolio each quarter. Members of our portfolio management team prepare the portfolio company valuations using the most recent portfolio company financial statements and forecasts.  These individuals also consult with the respective principal who originated the portfolio investment to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  As of March 31, 2003, we engaged Standard & Poor’s Loan Evaluation Service (S&P) to help evaluate the value of the majority of our loan securities.  Since June 30, 2003, our S&P engagement includes evaluations on exit fees (conditional interest included in some loan securities).  We and S&P only evaluate the value of an exit fee if the probability of receiving the exit fee on a given loan is above 6-8%, a threshold of significance, in which case a value is assigned.  Upon completing the data collection, the valuation data is presented to S&P.  S&P makes its independent assessment of the data and assesses its own data to determine market values for the securities.  With regard to its work, S&P has issued the following paragraph:

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

With our assessment and S&P value estimates as a backdrop, our Board votes to accept or not accept the analyses and values recommended by management and S&P.  At September 30, 2003, the Board elected to accept the valuations recommended by S&P on those loans as denoted on the Schedule of Investments in the Consolidated Financial Statements.  Because there is a lag between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board makes its own determination about the value of the loan in accordance with our valuation policy.  Because S&P does not provide values for mortgage loans or equity securities, the directors also determine fair value of these using the valuation policy:

General Valuation Policy: We carry our investments at fair value, as determined by our Board of Directors.  Securities that are publicly traded, if any, are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded or for which we have various degrees of trading restrictions, are valued at fair value as determined in good faith by our Board of Directors.  In making the good faith determination of the securities, we start with the cost basis of the security, which includes the amortized original issue discount, exit fee (defined interest) and PIK interest, if any.  We then apply the methods set out below in Valuation Methods.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

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

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22.0% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default: and the EL is greater than 20%

(a) the default rates set here are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on the company’s risk rating scale.

At September 30, 2002, all debt investments were grade 3 under the 1-to-4 loan grading system. The rating of 3 on the 1-4 system means that the portfolio companies were performing as agreed and they had paid on time.  Using the expanded scale, at December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003 the average, weighted average and highest rated loan and lowest rated loan were as follows:

Rating	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
Average	7.5	7.7	7.7	7.8
Weighted Average	7.5	7.7	7.6	7.6
Highest	9.0	9.0	9.0	9.0
Lowest	6.0	6.0	6.0	6.0

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default using the expanded risk rating scale.

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual.  At September 30, 2003 and September 30, 2002, no payments were past due on any of our debt securities.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if there is a market for the debt security.  If there is a market, then we will determine the value based on the market prices for the security, even if that market is not robust.  At September 30, 2003 and September 30, 2002 there was no market for any of the debt securities in our portfolio.  If there is no market for the debt securities, then we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we may use some or all of the following items: financial standing of the issuer of the security, comparison of the business and financial plan of the issuer with actual results, the cost of the security, the size of the security held as it relates to the liquidity of the market for such securities, contractual restrictions on the disposition of the security, pending public offering of the issuer of the security, pending reorganization activity affecting the issuer such as mergers or debt restructuring, reported prices of similar securities of the issuer or comparable issuers, ability of the issuer to obtain needed financing, changes in the economy affecting the issuer, recent purchases or sale of a security of the issuer, pricing by other buyers or sellers of similar securities, financial statements of the borrower, the type of security, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at the time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, statistical ratios compared to lending standards, statistical ratios compared to other similar securities and other pertinent factors.

For equity securities, we first determine if there is any market for the equity security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At September 30, 2003 and September 30, 2002 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sales price in the future, the value of the securities based on the recent sale of comparable transactions and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At September 30, 2003 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $109,529,893.

At September 30, 2003, The Home Care Supply, Inc. senior loan has an appreciation of $473,400 in its value as a result of the value applied to the exit fee.  Further, the value of our warrants in Finn Corporation has an appreciation of $394,111 at September 30, 2003.  This appreciation plus an increase of $9,000 on the Kozy Shack Enterprises investment totals $876,511 and partially offsets depreciation of $1,098,851.

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

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Operating Income

Operating income for the fiscal year ended September 30, 2003 was $15.2 million as compared to $10.5 million for the fiscal year ended September 30, 2002.  This increase is primarily a result of increased interest income from an increase in the amount of investments. These debt securities provide a higher yield than the short-term investment grade securities.

Interest income from our investments in debt securities of private companies was approximately $13.2 million, including $781,000 of PIK interest, for the fiscal year ended September 30, 2003 as compared to $6.6 million for the fiscal year ended September 30, 2002, including $462,000 of PIK interest.     This increase was primarily the result of approximately $47.0 million of new investments for the fiscal year ended September 30, 2003.

The weighted average yield on our portfolio for the fiscal year ended September 30, 2003 was 13.14% (without giving effect to PIK interest) and 13.86% (after giving effect to PIK interest). The weighted average yield on our portfolio for the fiscal year ended September 30, 2002 was 13.82% (without giving effect to PIK interest) and 14.79% (after giving effect to PIK interest).  The yields were computed based on the cost value of the investment portfolios.

Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2003 was approximately $466,000, as compared to approximately $1.6 million for the fiscal year ended September 30, 2002. This decrease was primarily a result of $47.0 million of new investments.

For the fiscal year ended September 30, 2003, we recorded approximately $438,000 in interest income from loans to our employees in connection with the exercise of employee stock options, as compared to approximately $433,000 in interest income from such loans for the fiscal year ended September 30, 2002. During the year ended September 30, 2003, one loan was repaid in full and a new loan was entered into as a result of an employee stock option exercise.

Managerial assistance fees were approximately $886,000 for the fiscal year ended September 30, 2003 and $1.7 million for the fiscal year ended September 30, 2002.  Fee income for each of the fiscal years ended September 30 consists primarily of managerial assistance fees received in connection with investments we closed during the respective fiscal year. During the fiscal year ended September 30, 2003, we closed five new loans compared to eight from the prior fiscal year.

Other income was approximately $117,000 for the fiscal year ended September 30, 2003 and $131,000 for the fiscal year ended September 30, 2002.  For the fiscal year ended September 30, 2003, this amount was comprised of $60,000 in waiver fees for certain loan covenants, $30,000 in early principal payment penalty fees, $25,000 in up-front fees for a proposed investment and $2,000 in other income.  For the fiscal year ended September 30, 2002, this amount was comprised of approximately $81,000 in up-front fees received in connection with five proposed investments that ultimately were not consummated and approximately $50,000 in other fees.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2003 were approximately $3.9 million, compared to approximately $2.8 million for the fiscal year ended September 30, 2002. This increase was primarily a result of the increase in personnel, new office space acquired in September 2002, increased operations and financing fees incurred in connection with the credit line facility we established in fiscal year 2003.

Salaries and benefits for the fiscal year ended September 30, 2003 were approximately $2.0 million, as compared to approximately $1.4 million for the fiscal year ended September 30, 2002. The primary reason for the increase was the hiring additional employees during the year. We expect salaries and benefits to continue to increase as we hire additional personnel as operations expand.

Rent expense for the fiscal year ended September 30, 2003 was approximately $210,000 as compared to $125,000 for the fiscal year ended September 30, 2002.  This increase is due to the new office space acquired in September 2002.

Professional fees, consisting primarily of legal and audit fees, for the fiscal year ended September 30, 2003 were approximately $410,000 as compared to approximately $550,000 for the fiscal year ended September 30, 2002. This decrease is the result of a decline in legal fees during fiscal year 2003.

Directors fees for the fiscal year ended September 30, 2003 were approximately $74,000, as compared to approximately $22,000 for the fiscal year ended September 30, 2002.  The increase is due to the increase in the annual directors fees as well as the increase in the number of meetings during the year and the addition of new board members.

General insurance expense for the fiscal year ended September 30, 2003 was approximately $276,000 as compared to $206,000 for the fiscal year ended September 30, 2002.  The majority of this increase is due to an increase in directors’ and officers’ insurance premiums as insurance carriers have increased their premiums in the wake of the increase in high profile corporate fraud and mismanagement as well as the Sarbanes Oxley Act.

Stockholder related costs for the fiscal year ended September 30, 2003 were approximately $143,000 as compared to $104,000 for the fiscal year ended September 30, 2002.  These costs include printing charges related to annual reports and proxy solicitations as well as other stockholder required communications such as the electronic filings of SEC reports.

Financing fees for the fiscal year ended September 30, 2003 were approximately $222,000.  This is the first year in which these charges were incurred.  These fees represent the related service fees associated with the our line of credit, backup service and the amortization of deferred financing costs.

General and administrative expenses, consisting primarily of office operations, travel and data communications, for the fiscal year ended September 30, 2003 were approximately $507,000, as compared to approximately $464,000 for the fiscal year ended September 30, 2002. These increases were largely related to new employees and the expansion of operations.

Net Increase in Stockholders’ Equity from Operations

We had a net increase in stockholders’ equity resulting from operations of approximately $11.1 million for the fiscal year ended September 30, 2003. Based on a weighted-average of 10,072,677 (basic) and 10,188,488 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per common share for the fiscal year ended September 30, 2003 was $1.10 (basic) and $1.09 (diluted).

For the fiscal year ended September 30, 2002, we realized a net increase in stockholders’ equity resulting from operations of approximately $7.6 million. Based on a weighted-average of 10,064,900 (basic) and 10,166,752 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per common share for the fiscal year ended September 30, 2002 was $0.76 (basic) and $0.75 (diluted).

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

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2002 were approximately $2.8 million, compared to approximately $487,000 for the period from inception through September 30, 2001. This increase was primarily a result of the inclusion of a full year of operations in the results for the 2002 fiscal year, as contrasted to our limited operations during the period from inception through September 30, 2001. However, this increase was partially offset by substantial nonrecurring costs associated with our organization and our commencement of operations incurred during the period from inception through September 30, 2001.

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

Net Increase in Stockholders’ Equity Resulting from Operations

As a result of the operating income and operating expenses described above, we had net increase to stockholders’ equity resulting from operations of approximately $7.6 million for the fiscal year ended September 30, 2002. Based on a weighted-average of 10,064,900 (basic) and 10,166,752 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per common share for the fiscal year ended September 30, 2002 was $0.76 (basic) and $0.75 (diluted).

For the period from inception through September 30, 2001, we incurred a net decrease in stockholders’ equity resulting from operations of approximately $93,000. Based on a weighted-average of 3,219,525 shares outstanding, our net decrease to stockholders’ equity resulting from operations per common share for the period from inception through September 30, 2001 was $(0.03), basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had investments in debt securities of, or loans to, eleven private companies totaling approximately $109.5 million, including approximately $807,000 in accrued PIK interest.  At September 30, 2002, we had investments in debt securities of, or loans to, seven private companies, totaling approximately $79.7 million of total investment assets, including approximately $400,000 in accrued PIK interest.  PIK interest is described in “Overview,” and is added to our carrying value of our investments.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount

2004	$3,622,918
2005	$12,924,071
2006	$14,205,747
2007	$29,427,990
2008	$15,837,500
Thereafter	$33,511,667
Total	$109,529,893

Cash provided by operating activities for the fiscal year ended September 30, 2003, consisting primarily of the items described in “Results of Operations,” was approximately $9.9 million as compared to approximately $7.0 million for the fiscal year ended September 30, 2002. Net cash provided by investing activities was approximately $10.3 million as compared to net cash used in investing activities of approximately $40.2 million for the fiscal year ended September 30, 2002. The net cash provided was due largely in part to $39.2 million provided in connection with the repurchase agreements and the repayments of the repurchase agreements, and principal repayments of $18.0 million, partially offset by $47.0 million of invested cash. At September 30, 2002, the net cash used consisted of investments in our portfolio companies, partially offset by a net increase in cash of approximately $39.2 million in connection with repurchase agreements and the repayment, by our portfolio companies, of principal of approximately $18.4 million. Net cash used in financing activities was approximately $10.9 million for the fiscal year ended September 30, 2003 and consisted of the payment of dividends of $9.8 million and the payment of prepaid financing fees associated with the establishment of our warehouse line of credit of $1.1 million. Net cash used in financing activities was approximately $6.7 million for the fiscal year ended September 30, 2002 and consisted primarily of the payment of dividends of approximately $6.0 million and the repayment of accrued costs of approximately $641,000 associated with our initial public offering.

During the fiscal year ended September 30, 2003, cash and cash equivalents increased from approximately $91.9 million at the beginning of the year to approximately $101.1 million at the end of the year.  This increase was largely the result of the repurchase agreement described below.

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

On September 30, 2003, we entered into a repurchase agreement (the Repurchase Agreement) with UBS for $78,449,000, which agreement was settled on October 1, 2003.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $80,050,000 and a carrying value of $80,022,249 that matured on October 16, 2003. The interest rate on the Repurchase Agreement was 0.80%. The repurchase agreement was reflected on the consolidated balance sheet at September 30, 2003 as cash and cash equivalents pledged to creditors of $80.0 million and a liability of $78.4 million. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC under Subchapter M of the Internal Revenue Code.

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

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid quarterly cash dividends of $0.23, $0.25, $0.29 and $0.33 per share on our common stock for the first, second, third and fourth quarters, respectively, of the fiscal year ended September 30, 2003 and $0.18, $0.21, $0.21 and $0.21 per share on our common stock for the first, second, third and fourth quarters, respectively, of the fiscal year ended September 30, 2002.

Aggregate dividends declared and paid for the 2003 fiscal year were approximately $11.1 million.  This resulted in our net investment income exceeding the dividends related to our 2003 fiscal year by $0.3 million.

Aggregate dividends declared and paid for the 2002 fiscal year were approximately $8.2 million. We declared these dividends based upon our estimate of net operating income for the year. Because of the difficult economic climate during the 2002 fiscal year, our investment pace was slower than we had originally anticipated, and consequently, our net operating income was lower than we had originally projected. This resulted in our dividends related to our 2002 fiscal year exceeding our net operating income for the year by approximately $0.5 million. Additionally, dividends related to our 2002 fiscal year exceeded our current and accumulated earnings and profits and, as a result, a portion of these dividends were treated as a return of capital to our stockholders.

In November 2003, Kozy Shack Enterprises Inc, repaid its entire outstanding loan balance.

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

Revolving Credit Facility

Through our wholly-owned subsidiary, Business Loan, we have obtained a $100 million revolving credit facility.  On May 19, 2003, we executed a Purchase and Sale Agreement pursuant to which we agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc., as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from us to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the facility will be based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.

The facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of November 20, 2003, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  There are currently no advances outstanding under this facility.

Gladstone Advisers, Inc. (“Advisers”), our servicing subsidiary, will service the loans pledged under the facility.  As a condition to this servicing arrangement, we executed a Performance Guaranty pursuant to which we guaranteed that Advisers would comply fully with all of its obligations under the facility.    The Performance Guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of November 20, 2003, we were in compliance with our covenants under the Performance Guaranty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We expect that ultimately approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates.  Currently our portfolio has approximately 44% of the loans at fixed rates and the remaining 56% at variable rates with a minimum rate provision.  Currently these variable loans record income based on the minimum rate provision.

Pursuant to our line of credit, we have agreed to enter into hedging transactions, such as interest rate swaps, in connection with the borrowings that we make under the line of credit, which we currently expect to begin making in the near future.  Such transactions will effectively convert our fixed rate portfolio loans into variable rate loans in an effort to mitigate our exposure to increases in interest rates on our borrowings on the line of credit, which will be at variable rates.  Furthermore, in the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to securitized loans.

While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Auditors
Report of Independent Auditors
Consolidated Balance Sheets as of September 30, 2003 and September 30, 2002
Consolidated Schedules of Investments as of September 30, 2003 and September 30, 2002
Consolidated Statements of Operations for the years ended September 30, 2003, September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001
Consolidated Statements of Stockholders Equity for the years ended September 30, 2003, September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001
Consolidated Statements of Cash Flows for the years ended September 30, 2003, September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001
Notes to Financial Statements

Report of Independent Auditors

To the Board of Directors and Stockholders

of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated balance sheet, including the schedule of investments, and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) at September 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The financial statements of the Company for the year ended September 30, 2002 and for the period from May 30, 2001 (inception) through September 30, 2001 were audited by other auditors whose report dated November 1, 2002 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
October 28, 2003

Report of Independent Auditors

To the Board of Directors and Stockholders of
Gladstone Capital Corporation

We have audited the accompanying consolidated balance sheets of Gladstone Capital Corporation (the Company) as of September 30, 2002 and 2001, including the consolidated schedule of investments as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Ernst & Young LLP
McLean, Virginia
November 1, 2002

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	September 30, 2002

ASSETS
Investments at fair value (Cost 9/30/2003:$109,529,893; 9/30/2002:$79,718,354)	$109,307,553	$79,718,354
Cash and cash equivalents	21,143,972	51,930,529
Cash and cash equivalents pledged to creditors	80,022,249	39,998,799
Interest receivable—investments in debt securities	1,041,943	685,274
Interest receivable—cash and cash equivalents	955	4,389
Interest receivable—officers	108,657	109,874
Due from custodian	1,207,000
Prepaid assets	1,479,815	357,955
Other assets	254,519	116,865
TOTAL ASSETS	$214,566,663	$172,922,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$23,247	$—
Dividends payable	3,327,009	2,115,087
Accrued expenses and deferred liabilities	1,965,025	944,960
Repurchase agreement	78,449,000	39,198,719
Total Liabilities	$83,764,281	42,258,766

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,081,844 and 10,071,844 issued and outstanding, respectively	10,082	10,072
Capital in excess of par value	140,416,674	140,266,684
Notes receivable—officers	(8,985,940)	(8,983,796)
Net unrealized depreciation on investments	(222,340)	—
Undistributed/(overdistributed) net investment income	(416,094)	(629,687)
Total Stockholders’ Equity	130,802,382	130,663,273
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,566,663	$172,922,039

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2003

Company (1)	Industry	Investment	Cost	Fair Value

America’s Water Heater Rentals, LLC	Water heater rentals and servicing	Senior Term Debt (2)(4)	$12,000,000	$12,000,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (2)(3)	3,511,667	3,511,667
		Senior Term Debt (2)	1,500,000	1,500,000

Coyne International Enterprises	Industrial services	Senior Term Debt (2)(3)(4)	15,421,740	15,306,077

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt(4)	10,500,000	10,421,250
		Common Stock Warrants for 2% ownership	37,000	431,111

Fugate & Associates, Inc.	Imaging supplies	Senior Term Debt (4)	3,412,500	3,412,500
		Senior Term Debt (4)	1,833,333	1,833,333

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2)(4)(5)	18,000,000	18,428,400

Inca Metal Products Corp. Kingway Acquisition, Inc. Clymer Acquisition, Inc.	Material handling and storage products	Senior Term Debt (2)(4)	5,775,000	4,995,375

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt (2)(4)	900,000	909,000

		Senior Term Debt (2)(4)	6,975,000	6,922,687
Marcal Paper Mills, Inc.	Manufacturing-paper products	First Mortgage Debt (3)	9,163,653	9,163,653

Mistras Holdings, Inc.	Nondestructive testing instruments, systems and services	Senior Term Debt (2) Senior Term Debt (2)	10,000,000 5,000,000	10,000,000 5,000,000

Wingstop Restaurants		Senior Term Debt (4)	3,500,000	3,482,500
International, Inc.	Restaurant – fast food	Senior Debt (4)	2,000,000	1,990,000
Totals			$109,529,893	$109,307,553

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

(3) Has some paid in kind (PIK) interest.  Refer to Note 2 “Summary of Significant Accounting Policies” of Form 10-K for the fiscal year ended September 30, 2003.

(4) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(5) Includes a success fee with a fair value of $473,400 and no cost basis.

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2002

Company (1)	Industry	Investment	Cost	Fair Value

ARI Holdings, Inc.	Manufacturing-auto parts	Junior Subordinated Term Debt (3)	$8,250,803	$8,250,803
Coyne International Enterprises	Industrial services	Senior Term Debt (2)(3)	16,054,268	16,054,268
Finn Corporation		Senior Subordinated Term Debt	10,500,000	10,500,000
	Manufacturing-landscape equipment	Common Stock Warrants for 2% ownership	37,000	37,000
Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2)	18,000,000	18,000,000
Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (2)	6,000,000	6,000,000
Kozy Shack Enterprises,Inc.	Food preparations	Senior Term Debt (2)	4,300,000	4,300,000
		Senior Term Debt (2)	7,500,000	7,500,000
Marcal Paper Mills, Inc.	Manufacturing-paper products	First Mortgage Debt (3)	9,076,283	9,076,283
Totals			$79,718,354	$79,718,354

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

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2003	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001

INVESTMENT INCOME
Interest income-investments	$13,248,415	$6,641,144	—
Interest income-cash and cash equivalents	466,316	1,576,304	$349,500
Interest income-notes receivable from officers	437,737	433,391	45,355
Managerial assistance fees	885,500	1,673,614	—
Other income	116,906	131,250	—
Total Investment Income	$15,154,874	$10,455,703	$394,855
EXPENSES
Salaries and benefits	$2,018,004	$1,367,180	$229,379
Rent	209,864	125,128	3,306
Professional fees	409,826	549,781	72,088
Directors fees	73,647	22,000	38,000
Insurance	275,511	206,385	20,586
Stockholder related costs	143,273	104,167	—
Financing fees	222,038	—	—
General and administrative	506,790	464,461	124,140
Total Expenses	$3,858,953	$2,839,102	$487,499
NET INVESTMENT INCOME (LOSS)	$11,295,921	$7,616,601	$(92,644)

Net unrealized depreciation on investments	222,340	—	—
NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$11,073,581	$7,616,601	$(92,644)

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$1.10	$0.76	$(0.03)
Diluted	$1.09	$0.75	$(0.03)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,072,677	10,064,900	3,219,525
Diluted	10,188,488	10,166,752	3,219,525

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of	Notes Receivable from Sale of Common	Under/(Over) Distributed Net Investment	Unrealized Appreciation/ (Depreciation) of	Total Stockholders’
	Shares	Amount	Par Value	Stock	Income	Investments	Equity

Balance at May 30, 2001 (Inception)	43,508	$44	$652,587	$—	$—		$652,631
Issuance of Common Stock In Public Offering (net of underwriting discount and offering costs of $10,760,843)	9,430,000	9,430	130,679,727	—	—		130,689,157
Issuance of Common Stock
Under Stock Option Plan	586,670	586	8,799,464	(8,800,050)	—		—
Net Decrease in Stockholders’ Equity Resulting from Operations	—	—	—	—	(92,644)		(92,644)
Balance at September 30, 2001	10,060,178	$10,060	$140,131,778	$(8,800,050)	$(92,644)		$131,249,144
Issuance of Common Stock
Under Stock Option Plan	11,666	12	185,878	(185,890)			—
Offering Costs			(50,972)				(50,972)
Repayment of Principal on Notes Receivable				2,144			2,144
Net Increase in Stockholders’ Equity Resulting from Operations					7,616,601		7,616,601
Distributions Declared ($0.81 per common share)	—	—	—	—	(8,153,644)		(8,153,644)
Balance at September 30, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(629,687)		$130,663,273

Issuance of Common Stock
Under Stock Option Plan	10,000	10	149,990	(150,000)			—
Repayment of Principal on Notes Receivable				147,856			147,856
Net Increase in Stockholders’ Equity Resulting from Operations					11,295,921	(222,340)	11,073,581
Distributions Declared ($1.10 per common share)	—	—	—	—	(11,082,328)		(11,082,328)
Balance at September 30, 2003	10,081,844	$10,082	$140,416,674	$(8,985,940)	$(416,094)	$(222,340)	$130,802,382

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2003	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in stockholders’ equity resulting from operations	$11,073,581	$7,616,601	$(92,644)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Depreciation	29,310	13,822	265
Net unrealized depreciation	222,340	—	—
Increase in interest receivable	(352,018)	(719,638)	(79,899)
Increase in funds due from custodian	(1,207,000)	—	—
(Increase) decrease in other assets	(84,616)	75,546	(103,728)
Increase in prepaid assets	(34,996)	(191,705)	(166,250)
Increase in accounts payable	23,247	—	—
Increase in accrued expenses and deferred liabilities	1,020,065	579,000	365,960
Increase in investment balance due to payment in kind interest	(806,088)	(400,491)	—
Net Cash Provided by (Used in) Operating Activities	9,883,825	6,973,135	(76,296)
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of furniture and equipment	(82,344)	(70,976)	(31,794)
Purchase of investments	(47,011,278)	(97,705,054)	—
Principal repayments on investments	18,005,827	18,387,191	—
Proceeds from repurchase agreements	245,070,973	44,098,719	—
Repayment of repurchase agreements	(205,820,693)	(4,900,00)	—
Receipt of principal on notes receivable officers	147,856	2,144
Net Cash Provided by (Used in) Investing Activities	10,310,341	(40,187,976)	(31,794)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	—	—	131,341,788
Offering costs	—	(50,972)
(Decrease) increase in accrued offering costs	—	(590,382)	590,382
Prepaid financing fees	(1,086,864)	—	—
Distributions paid	(9,870,409)	(6,038,557)	—
Net Cash (Used in) Provided by Financing Activities	(10,957,273)	(6,679,911)	131,932,170
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (1)	9,236,893	(39,894,752)	131,824,080
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,929,328	131,824,080	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,166,221	$91,929,328	$131,824,080
NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$150,000	$185,890	$8,800,050

(1)   Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less.

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Gladstone Advisers, Inc. (Advisers), a wholly-owned subsidiary, conducts the daily administrative operations of the Company and provides managerial assistance to the Company’s portfolio companies.

Gladstone Business Loan LLC, a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of owning the Company’s portfolio of loan investments.  The financial statements of the subsidiary are consolidated with those of the Company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2003. Cash and cash equivalents pledged to creditors as of September 30, 2003 consists of the United States Treasury Bill that collateralizes the Company’s Repurchase Agreement.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investment Valuation

The Company carries its investments at fair value, based on valuations voted on by its Board of Directors. Standard & Poor’s Loan Evaluation Service provides an independent assessment of the loan portfolio, excluding mortgage loans and equity securities, data and assesses its own data to determine market values for a majority of the Company’s portfolio securities.  The Board of Directors votes to accept the valuation recommendations presented by S&P.  Securities that are publicly traded, if any, are valued at the closing price on the valuation date (to date there are no publicly traded securities in our portfolio). Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.

Payment in Kind Interest

The Company has loans in its portfolio which contain a payment in kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended September 30, 2003 and September 30, 2002, the Company recorded PIK income of $781,407 and $461,627, respectively. The Company did not record any PIK income for the period from inception (May 30, 2001) through September 30, 2001.

Stock Options

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock-based compensation plan. In December 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amended SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company adopted SFAS 148 on January 1, 2003 and elects to continue to account for its stock-based compensation plan under the provisions of APB 25. The Company continues to provide pro forma disclosure (see Note 3) of the Company’s net increase (decrease) to stockholders’ equity resulting from operations calculated as if the grants of stock options had been recorded as compensation costs in accordance with SFAS 148 and 123.

Management Fees

The Company is self-managed and therefore does not incur management fees payable to third parties.

Federal Income Taxes

The Company intends to continue to qualify for treatment as a RIC under Subchapter M of the Code. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code.

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

New Accounting Standards

SFAS 148

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 30, 2003 and is also required to provide the disclosures in its quarterly reports containing financial statements for interim periods. The Company adopted SFAS 148 on January 1, 2003 and elected to continue to account for its stock based compensation plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” as are described in Note 3 of these audited consolidated financial statements. The adoption did not have an impact on the Company’s consolidated financial statements.

SFAS 149

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003.  The Company does not expect the adoption of SFAS 149 to have a material impact on the Company’s consolidated financial statements.

SFAS 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective on July 1, 2003 for financial instruments created before May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s consolidated financial statements.

FIN 45

In November 2002, the FASB published Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee and also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor regarding obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  The adoption did not have an impact on the Company’s consolidated financial statements at September 30, 2003.  In the normal course of business the Company enters into contracts that contain a variety of representations, which provide general indemnifications.  The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred.  However, based on experience, the Company expects the risk of loss to be remote.

FIN 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.  In October 2003, the FASB voted to defer the implementation until after the fourth quarter of 2003.  The Company does not expect the adoption of FIN 46 to have a material impact on the consolidated financial statements.

Note 3. Stock Option Plan

Effective February 24, 2003 the Company adopted the Amended and Restated 2001 Equity Incentive Plan (the 2001 Plan). The Company has authorized 2,000,000 shares of capital stock for the issuance of options under the 2001 Plan to employees and directors. Options granted under the 2001 Plan may be exercised during a term not to exceed ten years from the date of grant. Unless terminated sooner by the Company’s Board of Directors, the 2001 Plan will terminate on June 1, 2011 and no additional awards may be made under the 2001 Plan after that date. Only employees of the Company and its subsidiaries are eligible to receive incentive stock options and both employees and non-employee directors are eligible to receive nonstatutory stock options under the 2001 Plan.

Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options.   The option exercise price is equal to the market price on the date of the grant. A portion of the options granted during the fiscal years ended September 30, 2003 and September 30, 2002 and each option granted during the period from inception through September 30, 2001 vest as follows: one-half of the number of shares issuable upon exercise of the option vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date. The remaining options granted during the fiscal year ended September 30, 2002 vest as follows: 60% of the shares issuable upon exercise of the options vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date.  Some of the options granted during the fiscal year ended September 30, 2003 vest at 25%, 25% two months after the grant date, 25% seven months after the grant date and the final 25% vest one year and two months after the grant date.

The company accounts for its stock-based compensation plans in accordance with APB 25, “Accounting for Stock Issued to Employees”.  The pro forma information below illustrates the effect on net increase (decrease) in stockholders’ equity resulting from operations per share based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, issued in December 2002.

	Year Ended September 30, 2003	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001

Net increase (decrease) in stockholders’ equity resulting from operations
As reported	$11,073,581	$7,616,601	$(92,644)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(1,576,555)	$(1,555,099)	$(1,734,340)
Pro forma net increase (decrease) in stockholders’ equity resulting from operations	$9,497,026	$6,061,502	$(1,826,984)
Net increase (decrease) in stockholders’ equity resulting from operations per share
As reported-basic	$1.10	$0.76	$(0.03)
As reported-diluted	$1.09	$0.75	$(0.03)
Pro forma-basic	$0.94	$0.60	$(0.57)
Pro forma-diluted	$0.93	$0.60	$(0.57)

For options granted during the fiscal year ended September 30, 2003, the Company estimated a weighted-average fair value of $2.29 using a Black-Scholes option pricing model and the following assumptions:  dividend yield of 6.79%, risk-free interest rate of 0.95%, expected volatility factor of 0.1771, and expected lives of the options of three years.  For options granted during the fiscal year ended September 30, 2002, the Company estimated a fair value per option on the date of grant of $1.40 using a Black-Scholes option-pricing model and the following assumptions: dividend yield of 8.17%, risk-free interest rate of 2.02%, expected volatility factor of 0.258, and expected lives of the options of three years. For options granted during the period from inception through September 30, 2001, the Company estimated a fair value per option on the date of grant of $2.51 using a Black-Scholes option-pricing model and the following assumptions: dividend yield of 6.00%, risk-free interest rate of 4.60%, expected volatility factor of 0.324, and expected lives of the options of three years.

A summary of the status of the Company’s 2001 Plan for the period from inception through September 30, 2003 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at May 30, 2001	—
Granted	1,250,000	$15.00
Exercised	(586,670)	$15.00
Options outstanding at September 30, 2001, of which 63,330 shares were exercisable	663,330	$15.00
Granted	160,000	$17.14
Exercised	(11,666)	$15.93
Options outstanding at September 30, 2002, of which 741,664 shares are exercisable	811,664	$15.40

Granted	170,000	$17.10

Exercised	(10,000)	$15.00
Options outstanding at September 30, 2003, of which 841,664 shares are exercisable	971,664	$15.71

A detailed summary of the stock options outstanding at fiscal years ended September 30, 2003 and September 30, 2002 is presented in the following table:

Fiscal Year Ended	Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)

September 30, 2003	$15.00—$19.56	971,664	8.33
September 30, 2002	$15.00—$17.18	811,664	9.08

During the fiscal year ended September 30, 2003, the Company issued 10,000 shares of common stock to an employee pursuant to a stock option exercise, in exchange for a full recourse note receivable of $150,000.  During the fiscal year ended September 30, 2002, the Company issued 11,666 shares of common stock to employees of the Company pursuant to stock option exercises, in exchange for full recourse notes receivable totaling $185,890. During the period from inception through September 30, 2001, the Company issued 586,670 shares of common stock to employees of the Company pursuant to stock option exercises, in exchange for full recourse notes receivable totaling $8,800,050. These transactions were effected pursuant to the 2001 Plan, which allows the Company to lend its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Interest is charged and paid on such loans at the market rate as determined based on individual financial positions.

Note 4. Commitments and Contingencies

The Company occupies its McLean, Virginia office space pursuant to a license agreement scheduled to expire October 31, 2003 and has renewed the license agreement for an additional year. The Company’s New York City office facility has a service agreement scheduled to expire August 31, 2004. The future scheduled payments are as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Office Lease Obligations	$211,890	$198,375	$13,515	—	—
Total	$211,890	$198,375	$13,515	—	—

Note 5. Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share for the fiscal year ended September 30, 2003, September 30, 2003 and the period from inception through September 30, 2001:

	September 30, 2003	September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001

Numerator for basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share	$11,073,581	$7,616,601	$(92,644)

Denominator for basic weighted average shares	10,072,677	10,064,900	3,219,525
Dilutive effect of stock options	115,811	101,852	0
Denominator for diluted weighted average shares	10,188,488	10,166,752	3,219,525
Basic net increase (decrease) in stockholders’ equity resulting from operations per share	$1.10	$0.76	$(0.03)
Diluted net increase (decrease) in stockholders’ equity resulting from operations per share	$1.09	$0.75	$(0.03)

Note 6. Related Party Transactions

The Company has provided loans to employees for the exercise of options under the 2001 Plan. The loans require the quarterly payment of interest at the market rate of interest in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of stockholders’ equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the fiscal year ended September 30, 2003, the Company issued a $150,000 loan to an employee for the exercise of options and received the final payment for a loan issued during fiscal year 2001. During the fiscal year ended September 30, 2002, the Company issued $185,890 in loans to two employees for the exercise of options. During the period from inception through September 30, 2001, the Company issued $8,800,050 in loans to seven employees for the exercise of options. The Company recognized interest income from all employee stock option loans of $437,737, $433,391 and $45,355 during the fiscal years ended September 30, 2003, September 30, 2002 and the period from inception through September 30, 2001, respectively. The outstanding principal balances due on all employee stock option loans at September 30, 2003, September 30, 2002 and September 30, 2001 were $8,985,940, $8,983,796 and $8,800,050, respectively.

During the fiscal year ended September 30, 2003, the Company paid personnel recruiting fees totaling $2,269 to Snelling & Associates and $4,625 to Medical Funding Corporation.  Anthony W. Parker, a director of the Company is the President of Snelling & Associates and is the founder, Chairman and President of Medical Funding Corporation. During the fiscal year ended September 30, 2002, the Company paid personnel recruiting fees totaling $31,750 to Medical Funding Corporation.

Note 7. Repurchase Agreement

On September 30, 2003, the Company entered into a repurchase agreement (the Repurchase Agreement) with UBS for $78,449,000, which agreement was settled on October 1, 2003.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $80,050,000 and a carrying value of $80,022,249 that matured on October 16, 2003.  The interest rate on the Repurchase Agreement was 0.80%.

On September 30, 2002, the Company entered into a repurchase agreement with UBS PaineWebber for $39,198,719, which agreement was settled on October 1, 2002. The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $40,004,000 and a carrying value of $39,998,799 that matured on October 3, 2002. The interest rate on the Repurchase Agreement was 1.85%.

A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor’s money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. The Company requires the continual maintenance by its custodian or the correspondent in its account with the Federal Reserve/Treasury Book Entry System of underlying securities. In the future the Company plans to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain the Company’s status as a RIC under Subchapter M of the Code.

Note 8. Deferred Compensation Plan

The Company has adopted a deferred compensation plan (the 401(k) Plan) effective January 1, 2002. The 401(k) Plan permits an employee to defer the lesser of 75% of his or her total annual compensation or the applicable Internal Revenue Service (IRS) annual limit. Employees of the Company are eligible to participate in the 401(k) Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service. The service requirement has been waived for those employees who were employed by the Company as of January 1, 2002. As of September 30, 2003, the Company funded $23,987 in contributions to the 401(k) Plan. The Company has received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Code. For the fiscal years ended September 30, 2003 and September 30, 2002, the Company recorded $42,607 and $23,569, respectively, in expenses related to the 401(k) Plan. There were no expenses related to the 401(k) Plan incurred during the period from inception through September 30, 2001.

Note 9. Dividends

On October 7, 2003, the Company paid a dividend of $0.33 per share on its common stock to stockholders of record as of September 30, 2003. On July 7, 2003, The Company paid a dividend of $0.29 per share on its common stock to stockholders of record as of June 30, 2003.  On April 7, 2003, the Company paid a dividend of $0.25 per share on its common stock to stockholders of record as of March 31, 2003 and on January 7, 2003, the Company paid a dividend of $0.23 per share on its common stock to its stockholders of record as of December 31, 2002.

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

Aggregate dividends declared and paid for the 2002 fiscal year were approximately $8.2 million. The Company declared these dividends based upon an estimate of net operating income for the year. Because of the difficult economic climate during the year, the Company’s investment pace was slower than originally anticipated, and consequently, net operating income was lower than originally projected. This resulted in dividends related to the 2002 fiscal year exceeding net operating income for the year by approximately $0.5 million. Additionally, dividends related to the 2002 fiscal year exceeded current and accumulated earnings and profits and, as a result, a portion of the Company’s dividends will be treated as a return of capital to the Company’s stockholders.

Note 10. Managerial Assistance Fees

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The company provides managerial assistance to its portfolio companies in connection with its investments through its wholly-owned subsidiary, Advisers, and receives fees for its managerial assistance services. Such fees are normally paid at the closing of the Company’s investments in its portfolio companies, are generally non-recurring and are recognized as revenue when earned. The managerial assistance services provided by the Company vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice. For the fiscal years ended September 30, 2003 and September 30, 2002, these fees totaled $885,500 and $1,673,614, respectively. For the period from inception through September 30, 2001, the Company did not receive any managerial assistance fees.

From time to time, the Company is invited to participate as a co-lender in a transaction. In the event that the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations are deferred and amortized over the life of the loan. The Company did not receive any such loan fees during the fiscal years ended September 30, 2003, September 30, 2002 or for the period from inception through September 30, 2001.

Note 11. Gladstone Business Loan LLC

On May 19, 2003, Gladstone Business Loan LLC entered into a credit agreement with CIBC World Markets Corp. to provide the Company with a $100 million revolving credit facility.  This will enable the Company to securitize existing loans in order to be able to obtain additional lending funds.  At September 30, 2003, there were no outstanding borrowings from the revolving credit facility.

Note 12.  Subsequent Events

In November 2003, Kozy Shack Enterprises, Inc. repaid its entire outstanding loan balance for full settlement of any further obligations.

On December 5, 2003 the Company sold a $3.2 million portion of its $5.7 million Inca Metal Products Corp., Kingway Acquisition Inc., Clymer Acquisitions, Inc. note to American Capital Strategies for $3.2 million.  This leaves the principal balance of the investment at $2.5 million.

Note 13. Financial Highlights

	Year Ended September 30, 2003	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001

Per Share Data (1)
Net asset value at beginning of period	$12.97	$13.05	$15.00
Net investment income (loss)	1.12	0.76	(0.03)
Net unrealized loss on investments	(0.02)	—	—
Issuance of common stock	—	(0.02)	(0.80)
Offering costs and underwriting discount	—	(0.01)	(1.12)
Distributions from net investment income	(1.10)	(0.76)	—
Distributions in excess of net investment income	—	(0.05)	—
Net asset value at end of period	$12.97	$12.97	$13.05
Per share market value at beginning of period	$16.88	$16.14	$15.00	(4)
Per share market value at end of period	19.45	16.88	16.14
Total Return (2)	21.74%	9.60%	7.60	%(3)
Shares outstanding at end of period	10,081,844	10,071,844	10,060,178
Ratios/Supplemental Data
Net assets at end of period	$130,802,382	$130,663,273	$131,249,144
Average net assets	132,196,505	130,984,674	52,937,390
Ratio of operating expenses to average net assets	2.92%	2.17%	0.92	%(3)
Ratio of net operating income (loss) to average net assets	8.38%	5.81%	(0.18	)%(3)

(1)           Basic per share data.

(2)           Total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value.

(3)           Amounts were not annualized.

(4)           Represents the initial public offering price.

Note 14. Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2003
	Quarter Ended December 31, 2002	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003

Total Investment Income	$3,235,432	$3,859,293	$4,059,744	$4,000,405
Net Investment Income	2,412,154	2,919,591	3,115,736	2,848,440
Net Increase in Stockholders’ Equity Resulting From Operations	2,412,154	3,662,015	2,370,899	2,628,513
Basic Earnings per Common Share	$0.24	$0.36	$0.24	$0.26
Diluted Earnings per Common Share	$0.24	$0.36	$0.23	$0.26

	Year Ended September 30, 2002
	Quarter Ended December 31, 2001	Quarter Ended March 31, 2002	Quarter Ended June 30, 2002	Quarter Ended September 30, 2002

Total Investment Income	$1,689,399	$2,149,551	$2,915,149	$3,701,604
Net Investment Income	1,196,980	1,408,482	2,224,574	2,786,565
Net Increase in Stockholders’ Equity Resulting From Operations	1,196,980	1,408,482	2,224,574	2,786,565
Basic Earnings per Common Share	$0.12	$0.14	$0.22	$0.28
Diluted Earnings per Common Share	$0.12	$0.14	$0.22	$0.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 19, 2002, we dismissed Ernst & Young LLP (“Ernst & Young”) as our independent auditor and on December 19, 2002 engaged PricewaterhouseCoopers LLP (“PwC”) as its new independent auditor for the fiscal year ending September 30, 2003. Our decision to change auditors was made by our Audit Committee.

Ernst & Young’s reports on our consolidated financial statements for the fiscal year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our financial statements for the fiscal year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001, and in the subsequent interim period, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in its report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

We have requested Ernst & Young to furnish it a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated December 20, 2002, is filed as Exhibit 16.1 to our Current Report on Form 8-K filed on December 20, 2002.

During the fiscal year ended September 30, 2002 and the period from May 30, 2001 (inception) through September 30, 2001, and through the date of the engagement of PwC, we did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or regarding any other matters or reportable events described under Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

As of September 30, 2003 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

We will file a definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2004 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2004 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  All members of the Audit Committee have been designated by the Board of Directors as financial experts.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2004 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is hereby incorporated by reference from our 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2004 Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2004 Proxy Statement under the caption “Audit Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.             DOCUMENTS FILED AS PART OF THIS REPORT

1.             The following financial statements are filed herewith:

Reports of Independent Auditors
Consolidated Balance Sheets as of September 30, 2003 and September 30, 2002
Consolidated Schedule of Investments as of September 30, 2003
Consolidated Schedule of Investments as of September 30, 2002
Consolidated Statements of Operations for the years ended September 30, 2003 and September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001
Consolidated Statement of Stockholders Equity for the years ended September 30, 2003 and September 30, 2002 and September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001
Consolidated Statements of Cash Flows for the years ended September 30, 2003 and September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001
Notes to Financial Statements

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
4.1

Form of Direct Registration Transaction Advice for the Company’s common stock, par value $0.001 per share, the rights of holders of which are defined in exhibits 3.1 and 3.2, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

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

10.5

Promissory Note of David Gladstone in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.

10.6

Promissory Note of Terry Brubaker in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.

10.7

Promissory Note of Harry Brill in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.

10.8	Subscription Agreement dated May 30, 2001, incorporated by reference to Exhibit p to the Registration Statement on Form N-2 (File No. 333-63700), filed June 22, 2001.
10.9

Facility Service License, dated November 1, 2001, between the Company and Teqcorner, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 814-00237), filed December 21, 2001.

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
10.15*

Third Amendment to Amended and Restated 2001 Equity Incentive Plan, incorporated by reference to Exhibit i.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed February 28, 2003.

10.16

Credit Agreement dated as of May 19, 2003 between Gladstone Business Loan LLC and CIBC World Markets Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 814-00237), filed August 14, 2003.

10.17	Amendment No. 1 to Credit Agreement dated as of September 17, 2003.
10.18	Facility License Agreement, dated November 1, 2003, between the Company and Teqcorner LLC.
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*              Denotes management contract or compensatory plan or arrangement.

b.             REPORTS ON FORM 8-K

On August 14, 2003, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing the financial result for the quarter ended June 30, 2003.

On September 11, 2002, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing the declaration of the fiscal year 2003 fourth quarter dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: December 9, 2003	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: December 9, 2003	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: December 9, 2003	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
President, Chief Operating Officer and Director

Date: December 9, 2003	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer (principal financial and accounting officer)

Date: December 9, 2003	By:	/s/ GEORGE STELLJES, III
George Stelljes, III
Chief Investment Officer and Director

Date: December 9, 2003	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Director

Date: December 9, 2003	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: December 9, 2003	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: December 9, 2003	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: December 9, 2003	By:	/s/ MAURICE COULON
Maurice Coulon
Director