Form 10-K/A
period 2003-09-30
GLADSTONE CAPITAL CORP
filed 2004-01-27
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Gladstone Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on December 11, 2003 (the “Original 10-K”).  The purpose of this Amendment is to provide certain information in Item 12 of Part III of the Company’s Form 10-K for the fiscal year ended September 30, 2003 that was to be incorporated by reference from the Company’s 2004 Proxy Statement.  The complete text, as amended, of Item 12 of Part III is set forth below.

As a result, the rules of the Securities and Exchange Commission require that certain exhibits previously provided in Item 15 be provided again.  Item 15 is therefore amended to provide the certifications required by the Sarbanes-Oxley Act of 2002 as Exhibits 31.3, 31.4, 32.3 and 32.4.

This amendment is limited in scope to the portions of the Annual Report set forth above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items that remain unaffected are omitted in this filing.  None of the amendments to the Annual Report reflected in this amended Form 10-K resulted in a change to or restatement of the financial statements or other financial information included in the Annual Report.

This amended Form 10-K continues to speak as of the date of its original filing and we have not updated any disclosure to reflect any events that occurred at any subsequent date.  The filing of this amended Form 10-K shall not be deemed an admission that the Original 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated by reference from our 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2003.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrant options, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	971,664	15.71	420,000
Equity compensation plans not approved by security holders	0	n/a	n/a
Total	971,664	15.71	420,000

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.             DOCUMENTS FILED AS PART OF THIS REPORT

1.                                       The following financial statements are filed as part of this report on Form 10-K

Reports of Independent Auditors†
Consolidated Balance Sheets as of September 30, 2003 and September 30, 2002†
Consolidated Schedule of Investments as of September 30, 2003†
Consolidated Schedule of Investments as of September 30, 2002†
Consolidated Statements of Operations for the years ended September 30, 2003 and September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001†
Consolidated Statement of Stockholders Equity for the years ended September 30, 2003 and September 30, 2002 and September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001†
Consolidated Statements of Cash Flows for the years ended September 30, 2003 and September 30, 2002 and the period May 30, 2001 (inception) through September 30, 2001†
Notes to Financial Statements †

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

10.17	Amendment No. 1 to Credit Agreement dated as of September 17, 2003.†
10.18	Facility License Agreement, dated November 1, 2003, between the Company and Teqcorner LLC.†
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).†

21	Subsidiaries of the Registrant.†
23.1	Consent of PricewaterhouseCoopers LLP.†
23.2	Consent of Ernst & Young LLP.†
31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.†
31.3	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.†
32.3	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.4	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*                                         Denotes management contract or compensatory plan or arrangement.

†                                          Previously filed as an exhibit to the Original 10-K

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

GLADSTONE CAPITAL CORPORATION

Date: January 27, 2004	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.3	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.4	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.