Form 10-Q
period 2003-12-31
GLADSTONE CAPITAL CORP
filed 2004-02-17
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2003.

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 11, 2004 was 10,081,844.

GLADSTONE CAPITAL CORPORATION

PART I—FINANCIAL INFORMATION

Gladstone Capital Corporation

Consolidated Financial Statements

(Unaudited)

December 31, 2003

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31, 2003	September 30, 2003
ASSETS
Investments at fair value (Cost 12/31/2003: $120,663,277; 9/30/2003: $109,529,893)	$118,883,375	$109,307,553
Cash and cash equivalents	7,252,566	21,143,972
Cash and cash equivalents pledged to creditors	95,001,094	80,022,249
Interest receivable – investments in debt securities	1,043,095	1,041,943
Interest receivable – cash and cash equivalents	1,302	955
Interest receivable – officers	19,543	108,657
Due from custodian	37,500	1,207,000
Prepaid assets	1,473,355	1,479,815
Other assets	499,471	254,519

TOTAL ASSETS	$224,211,301	$214,566,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$91,052	$23,247
Dividends payable	—	3,327,009
Accrued expenses and deferred liabilities	2,059,550	1,965,025
Repurchase agreement	93,101,000	78,449,000

Total Liabilities	$95,251,602	$83,764,281

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,081,844 and 10,071,844 shares issued and outstanding, respectively	$10,082	$10,082
Capital in excess of par value	140,416,674	140,416,674
Notes receivable – officers	(8,882,688)	(8,985,940)
Net unrealized depreciation on investments	(1,779,902)	(222,340)
Undistributed/(overdistributed) net investment income	(804,467)	(416,094)

Total Stockholders’ Equity	$128,959,699	$130,802,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,211,301	$214,566,663

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2003
(UNAUDITED)

Company (1)	Industry	Investment	Cost	Fair Value

America’s Water Heater Rentals, LLC	Water heater rentals and servicing	Senior Term Debt (2)(4)	$12,000,000	$12,000,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (2)(3)(4)	3,547,683	3,543,248
		Senior Term Debt (2)(4)	1,425,000	1,423,219

Burt’s Bees, Inc.	Personal and household products	Senior Term Debt	1,000,000	1,005,000

Coyne International Enterprises	Industrial services	Senior Term Debt (2)(3)(4)	15,499,837	15,325,464

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt(4)	10,500,000	9,121,875
		Common Stock Warrants for 2% ownership	37,000	435,649

Fugate & Associates, Inc.	Imaging supplies	Senior Term Debt (4)	3,325,000	3,325,000
		Senior Term Debt (4)	1,666,666	1,666,666

GQM Acquisition Corp. d/b/a Gamill, Inc.	Designer and assembler of quilting machines and accessories	Senior Term Debt	7,500,000	7,500,000

		Senior Term Debt	7,000,000	7,000,000

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2)(4)(5)	18,000,000	18,494,100

Inca Metal Products Corp. Kingway Acquisition, Inc. Clymer Acquisition, Inc.	Material handling and storage products	Senior Term Debt (2)(4)	2,500,000	2,246,875

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Term Debt (2)(4)	6,975,000	6,155,438
		First Mortgage Debt (3)	9,187,091	9,187,091

Mistras Holdings, Inc.	Nondestructive testing instruments, systems and services
		Senior Term Debt(2)(4)	10,000,000	9,987,500
		Senior Term Debt (2)(4)	5,000,000	4,993,750

Wingstop Restaurants International, Inc.	Restaurant – fast food	Senior Term Debt (4)	3,500,000	3,482,500
		Senior Debt (4)	2,000,000	1,990,000
Totals			$120,663,277	$118,883,375

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

(5) Includes a success fee with a fair value of $516,600 and no cost basis.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2003

Company (1)	Industry	Investment	Cost	Fair Value

America’s Water Heater Rentals, LLC	Water heater rentals and servicing	Senior Term Debt (2)(4)	$12,000,000	$12,000,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (2)(3)	3,511,667	3,511,667
		Senior Term Debt (2)	1,500,000	1,500,000

Coyne International Enterprises	Industrial services	Senior Term Debt (2)(3)(4)	15,421,740	15,306,077

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt(4)	10,500,000	10,421,250
		Common Stock Warrants for 2% ownership	37,000	431,111

Fugate & Associates, Inc.	Imaging supplies	Senior Term Debt (4)	3,412,500	3,412,500
		Senior Term Debt (4)	1,833,333	1,833,333

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2)(4)(5)	18,000,000	18,428,400

Inca Metal Products Corp. Kingway Acquisition, Inc. Clymer Acquisition, Inc.	Material handling and storage products	Senior Term Debt (2)(4)	5,775,000	4,995,375

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt (2)(4)	900,000	909,000

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Term Debt (2)(4)	6,975,000	6,922,687
		First Mortgage Debt (3)	9,163,653	9,163,653

Mistras Holdings, Inc.	Nondestructive testing instruments, systems and services
		Senior Term Debt (2)	10,000,000	10,000,000
		Senior Term Debt (2)	5,000,000	5,000,000

Wingstop Restaurants International, Inc.	Restaurant – fast food	Senior Term Debt (4)	3,500,000	3,482,500
		Senior Debt (4)	2,000,000	1,990,000
Totals			$109,529,893	$109,307,553

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

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
INVESTMENT INCOME
Interest income – investments	$3,539,696	$2,927,663
Interest income – cash and cash equivalents	48,621	198,166
Interest income – notes receivable from officers	108,632	109,603
Managerial assistance fees	255,000	—
Other income	16,000	—
Total Investment Income	$3,967,949	$3,235,432

EXPENSES
Salaries and benefits	$390,707	$433,240
Rent	37,760	54,620
Professional fees	177,658	114,690
Directors fees	24,333	13,500
Insurance	74,011	71,154
Stockholder related costs	52,660	11,565
Financing fees	144,996	—
General and administrative	127,188	124,509
Total Expenses	$1,029,313	$823,278

NET INVESTMENT INCOME	$2,938,636	$2,412,154

Net unrealized depreciation on investments	(1,557,562)	—

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$1,381,074	$2,412,154

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.14	$0.24
Diluted	$0.13	$0.24

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,081,844	10,071,844
Diluted	10,333,529	10,124,197

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	Under/(Over) Distributed Net Investment Income	Unrealized Appreciation/ (Depreciation) of Investments	Total Stockholders’ Equity
	Shares	Amount

Balance at September 30, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(629,687)	$—	$130,663,273

Net Increase in Stockholders’ Equity Resulting from Operations					2,412,154		2,412,154

Distributions Declared ($0.23 per common share)					(2,316,523)	—	(2,316,523)

Balance at December 31, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(534,056)	$—	$130,758,904

Balance at September 30, 2003	10,081,844	$10,082	$140,416,674	$(8,985,940)	$(416,094)	$(222,340)	$130,802,382

Repayment of Principal on Notes Receivable				103,252			103,252

Net Increase in Stockholders’ Equity Resulting from Operations					2,938,636	(1,557,562)	1,381,074

Distributions Declared ($0.33 per common share)					(3,327,009)		(3,327,009)

Balance at December 31, 2003	10,081,844	$10,082	$140,416,674	$(8,882,688)	$(804,467)	$(1,779,902)	$128,959,699

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in stockholders’ equity resulting from operations	$1,381,074	$2,412,154
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Depreciation	7,091	6,765
Change in net unrealized depreciation	1,557,562
Decrease (increase) in interest receivable	87,615	(79,148)
Decrease in funds due from custodian	1,169,500
Increase in other assets	(250,476)	(64,022)
(Increase) decrease in prepaid assets	(52,204)	2,132
Increase in accounts payable	67,805	—
Increase in accrued expenses and deferred liabilities	94,525	184,737
Increase in investment balance due to payment in kind interest	(137,551)	(208,080)
Net Cash Provided by Operating Activities	$3,924,941	$2,254,538

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment, net	$(1,567)	$(38,823)
Purchase of investments	(15,500,000)	(4,000,000)
Principal repayments on investments	4,504,167	100,000
Proceeds from repurchase agreements	93,101,000	39,205,697
Repayment of repurchase agreements	(78,449,000)	(39,198,719)
Receipt of principal on notes receivable – officers	103,252	—
Net Cash Provided by (Used in) Investing Activities	$3,757,852	$(3,931,845)

CASH FLOWS FROM FINANCING ACTIVITIES

Prepaid financing fees	$58,664	$—
Distributions paid	(6,654,018)	(2,115,087)
Net Cash (Used in) Financing Activities	$(6,595,354)	$(2,115,087)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,087,439	$(3,792,394)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$101,166,221	$91,929,328

CASH AND CASH EQUIVALENTS, END OF PERIOD (Note 8)	$102,253,660	$88,136,934

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002
Per Share Data(1)
Net asset value at beginning of period	$12.97	$12.97
Net investment income	0.29	0.24
Net unrealized loss on investments	(0.15)	—
Distributions from net investment income	(0.33)	(0.23)
Repayment of principal on notes receivable	0.01	—
Net asset value at end of period	$12.79	$12.98

Per share market value at beginning of period	$19.45	$16.88
Per share market value at end of period	22.35	16.47
Total Return(2)(3)	16.71%	-1.07%
Shares outstanding at end of period	10,081,844	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$128,959,699	$130,758,904
Average net assets	129,002,039	131,563,142
Ratio of expenses to average net assets – annualized	3.19%	0.63%
Ratio of net investment income to average net assets - annualized	9.11%	1.83%

(1)   Basic per share data.

(2)   Amounts were not annualized for the results of the three-month periods ended December 31, 2003 and December 31, 2002.

(3)   Total return equals the increase of the ending market value over the beginning market value plus dividends divided by the beginning market value.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(UNAUDITED)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Gladstone Capital Corporation (the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission.

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

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of the Company, conducts the daily administrative operations of the Company.  The financial statements of this subsidiary are consolidated with those of the Company.

Gladstone Business Loan LLC, a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of owning the Company’s portfolio of loan investments.  The financial statements of the subsidiary are consolidated with those of the company.

NOTE 3. STOCK OPTIONS

The following tables set forth the pro-forma effect of fair value option accounting for the three months ended December 31, 2003 and December 31, 2002 in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Increase in stockholders’ equity from operations, as reported	$1,381,074	$2,412,154

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(403,619)	(388,775)

Pro-forma increase in stockholders’ equity from operations	$977,455	$2,023,379

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.14	$0.24
Basic, pro-forma	$0.10	$0.20

Diluted, as reported	$0.13	$0.24
Diluted, pro-forma	$0.09	$0.20

NOTE 4. INCREASE IN STOCKHOLDERS’ EQUITY FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended December 31, 2003 and December 31, 2002:

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share	$1,381,074	$2,412,154

Denominator for basic weighted average shares	10,081,844	10,071,844

Dilutive potential shares	251,685	52,353

Denominator for diluted weighted average shares	10,333,529	10,124,197

Employee stock options	991,664	811,664

Basic net increase in stockholders’ equity resulting from operations per common share	0.14	0.24
Diluted net increase in stockholders’ equity resulting from operations per common share	0.13	0.24

NOTE 5. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, a dividend is declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.  Effective October 31, 2003, the Company began paying a monthly dividend.  The following table illustrates the 2004 fiscal year monthly dividends per share and the 2003 quarterly dividend per share for the three months ended December 31:

Record Date	Payment Date	Dividend per Share	Monthly or Quarterly

Dec. 18, 2003	Dec. 31, 2003	$0.11	Monthly
Nov. 17, 2003	Nov. 28, 2003	$0.11	Monthly
Oct. 20, 2003	Oct. 31, 2003	$0.11	Monthly

Sept. 30, 2003	Oct. 6, 2003	$0.33	Quarterly
June 30, 2003	July 7, 2003	$0.29	Quarterly
March 31, 2003	April 7, 2003	$0.25	Quarterly
Dec. 31, 2002	Jan 7, 2003	$0.23	Quarterly

NOTE 6. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2003, the Company engaged Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus PIK interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a lag between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board makes its own determination about the value of the loan in accordance with our valuation policy.  Because S&P does not provide values for mortgage loans or equity securities, the directors also determine fair value of these.

NOTE 7. LOAN AND MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies.  The Company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Advisers, Inc.  The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments.  Such fees are normally paid at the closing of the Company’s investments and are generally non-recurring.  These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice.  For the three months ended December 31, 2003 and December 31, 2002, these fees totaled $255,000 and $0 respectively.

From time to time, the Company will be invited to participate as a co-lender in a transaction.  Where the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

NOTE 8. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio, which contain a payment in kind (“PIK”) provision. The PIK interest is added to the principal balance of the loan and recorded as income.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended December 31, 2003 and December 31, 2002, the Company recorded PIK income of $138,543 and $211,321 respectively.  At December 31, 2003 and September 30, 2003 the Company had accrued on its balance sheet, a total in PIK income of $711,156 and $608,572 respectively.  The Company does not have any original issue discount income.

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

On December 31, 2003, the Company entered into a Repurchase Agreement with UBS Paine Webber for $93,101,000, which agreement was settled on January 2, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $95,005,000 and a carrying value of $95,001,094 that matured on January 2, 2004.  The interest rate on the Repurchase Agreement was 0.92%.  On September 30, 2003, the Company entered into a Repurchase Agreement with UBS for $78,449,000, which agreement was settled on October 1, 2003.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $80,050,000 and a carrying value of $80,022,249 that matured on October 16, 2003.  The interest rate on the Repurchase Agreement was 0.80%.

NOTE 10. CONTRACTUAL OBLIGATIONS

The Company occupies its McLean, Virginia office space pursuant to a license agreement scheduled to expire on October 31, 2004.  The Company’s New York City office facility has a service agreement scheduled to expire August 31, 2004.  The future scheduled payments are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office Lease Obligations	$163,453	$163,453	—	—	—
Total	$163,453	$163,453	—	—	—

NOTE 11. DEFERRED COMPENSATION PLAN

The company has adopted a deferred compensation plan (the “Plan”) effective January 1, 2002.  The Plan permits an employee to defer the lesser of 75% of his or her total compensation or the applicable Internal Revenue Service (“IRS”) limit.  The employees are eligible to participate in the Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service.  The service requirement is waived for those employees who were employed as of January 1, 2002.    The Company has funded $23,987 in contributions to the Plan that were accrued in the fiscal year ended September 30,2003.  The Company has received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Code.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or George Stelljes, III; (4) our inability to maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 11, 2003. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes.  In addition, we may acquire existing loans, which meet this profile, from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants, or other equity instruments that we may receive when we extend loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. The amount of PIK interest accrued and on our books as of December 31, 2003 was approximately $711,000.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services, for which we receive fees, through our wholly owned subsidiary, Gladstone Capital Advisers, Inc. (formerly known as Gladstone Advisers, Inc.).  Such fees are typically paid in part at the time a prospective portfolio company signs a non-binding term sheet with us, with the remainder paid at the closing of the investments. These fees are generally non-recurring, however in some instances they may have a recurring component. The specific services we provide vary by portfolio company, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital and providing general financial advice. We record these fees as managerial assistance fee revenue in the period in which the fees are earned.

Our business plan calls for managerial assistance fee revenue to equal or exceed our operating expenses (excluding interest expense). However, during the quarters ended December 31, 2003, and December 31, 2002, operating expenses (excluding interest expense) exceeded managerial assistance fee revenue by approximately $731,000 and $823,000, respectively.  We believe that, as the economic environment improves, we will be able to make sufficient new investments so that over time our managerial assistance fee revenue will equal or exceed our operating expenses (excluding interest expense), although there can be no guarantee that we will be able to do so.

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

The general economic climate during the quarter ended December 31, 2003 and the previous fiscal year ended September 30, 2003 was unfavorable.  Many businesses saw their sales and business prospects decline during the year.  Consequently, many of these companies were forced to lay off employees and engage in other cost cutting measures.  As a result of the difficult business climate, we determined it prudent to proceed cautiously in making loans during these periods.  Since our initial public offering in August 2001, we have made 23 different loans to, or investments in, 14 companies for a total of approximately $147.4 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired). In the fourth quarter of the 2002 fiscal year, one of our investments, including all amounts outstanding under a $7 million senior term loan and an $8 million senior line of credit, was repaid in full.  During the quarter ended December 31, 2003, one company paid in full its outstanding loan balance of $900,000 and we entered into new loans with two companies, in the aggregate amount of $15.5 million.

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

Expense Allocation

In July, 2003, we entered into an expense sharing arrangement with Gladstone Management Corporation (“Gladstone Management”), a registered investment adviser that serves as the external adviser to Gladstone Commercial Corporation, a real estate investment trust affiliated with us.  Under this expense sharing arrangement, Gladstone Management reimburses Gladstone Capital Advisers, for a portion of our total payroll and benefits expenses (based on the percentage of total hours worked by each employee on Gladstone Commercial matters).  Gladstone Management also reimburses Gladstone Capital Advisers for it’s pro rata portion of all other general expenses (based on the percentage of total hours worked by all employees on Gladstone Commercial matters).  Gladstone Management further passes its share of these expenses along to Gladstone Commercial under a separate advisory agreement.  As a result of this expense sharing arrangement, certain of our expenses declined during the quarter ended December 31, 2003 and we expect that they will continue to be somewhat lower in future periods than they have historically been.  However, the actual amount by which our expenses decline in future periods will depend upon the relative time that our personnel spend on our and Gladstone Commercial matters.

Moreover, we have presented to our stockholders for their consideration at our 2004 annual meeting of stockholders a proposal to enter into an advisory agreement with Gladstone Management, whereby we would pay Gladstone Management an annual advisory fee of 1.25% of total assets excluding cash and cash equivalents pledged to creditors, payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of total assets excluding cash and cash equivalents pledged to creditors, payable in quarterly increments of 0.1875%.  We would continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates.  Our accounting policies are more fully described in the “Notes to Consolidated Financial Statements” contained elsewhere in this report.  We have identified our investment valuation process as our most critical accounting policy.

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

With our assessment and S&P value estimates as a backdrop, our Board votes to accept or not accept the analyses and values recommended by management and S&P.  At December 31, 2003, the Board elected to accept the valuations recommended by S&P on those loans as denoted on the Schedule of Investments in the Consolidated Financial Statements.  Because there is a lag between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board makes its own determination about the value of the loan in accordance with our valuation policy.  Because S&P does not provide values for mortgage loans or equity securities, the directors also determine fair value of these using the valuation policy:

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

Loan Grading and Risk Rating: Our loan grading system uses a scale of 0 to 10.  This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default.  These types of systems are referred to as risk rating systems and are used by banks and rating agencies.  We risk rate each of our debt securities.  The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

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

At September 30, 2003, the average debt security was risk rated 7.8 for all debt securities and the weighted average risk rating was 7.6 for all the debt securities.  At December 31, 2003 the average debt security was risk rated 7.8 for all debt securities and the weighted average risk rating was 7.6 for all debt securities. The highest rated loan was 9.0 and the lowest was 7.0. The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default using the expanded risk rating scale.

Rating	December 31, 2003
Average	7.8
Weighted Average	7.6
Highest	9.0
Lowest	7.0

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual. At September 30, 2003 no payments were past due on any of our debt securities, however at December 31, 2003 one investment was late in remitting its principal payment and has since remitted the past due amount. We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if there is a market for the debt security.  If there is a market, then we will determine the value based on the market prices for the security, even if that market is not robust.  At December 31, 2003, Burt’s Bees was traded in a public market and the valuation reflects the trading price at December 31, 2003.  At September 30, 2003 there was no market for any of the debt securities in our portfolio.  If there is no market for the debt securities, then we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we may use some or all of the following items: financial standing of the issuer of the security, comparison of the business and financial plan of the issuer with actual results, the cost of the security, the size of the security held as it relates to the liquidity of the market for such securities, contractual restrictions on the disposition of the security, pending public offering of the issuer of the security, pending reorganization activity affecting the issuer such as mergers or debt restructuring, reported prices of similar securities of the issuer or comparable issuers, ability of the issuer to obtain needed financing, changes in the economy affecting the issuer, recent purchases or sale of a security of the issuer, pricing by other buyers or sellers of similar securities, financial statements of the borrower, the type of security, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at the time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, statistical ratios compared to lending standards, statistical ratios compared to other similar securities and other pertinent factors.

For equity securities, we first determine if there is any market for the equity security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At December 31, 2003 and September 30, 2003 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sales price in the future, the value of the securities based on the recent sale of comparable transactions and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At December 31, 2003 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $120,626,277.

At December 31, 2003, The Home Care Supply, Inc. senior loan had an appreciation of $494,100 in its value as a result of the value applied to the exit fee.  Further, the value of our warrants in Finn Corporation had an appreciation of $398,649 at December 31, 2003.  This appreciation plus an increase of $5,000 on the Burt’s Bee’s investment totals $897,749 and partially offsets depreciation of $2,677,651.

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

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2003 to the three months ended December 31, 2002

Investment Income

Investment income for the three months ended December 31, 2003 was approximately $4.0 million as compared to $3.2 million for the three months ended December 31, 2002. This increase was primarily a result of increased interest income from an increased number of investments as compared to the same period of the prior year.

Interest income from our investments in debt securities of private companies was approximately $3.6 million, including $138,000 of PIK interest, for the three months ended December 31, 2003 as compared to $2.9 million , including $211,000 of PIK interest, for the three months ended December 31, 2001. This increase was primarily a result of an increase in investments of $36.8 million at December 31, 2003 as compared to investments at December 31, 2002.

The weighted average yield on our portfolio for the three months ended December 31, 2003 was 12.29% (without giving effect to PIK interest) and 13.12% (after giving effect to PIK interest). The weighted average yield on our portfolio for the three months ended December 31, 2002 was 13.36% (without giving effect to PIK interest) and 14.30% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended December 31, 2003 was approximately $49,000, as compared to $198,000 for the three months ended December 31, 2002. This decrease was primarily a result of the $58.5 million of new investments made between December 31, 2002 and December 31, 2003.

For the three months ended December 31, 2003 and December 31, 2002, we recorded approximately $109,000 in interest income from loans to our employees in connection with the exercise of employee stock options.

Managerial assistance fees were $255,000 for the three months ended December 31, 2003, as compared to $0 for the three months ended December 31, 2002. This increase was the result of the new GQM Acquisition Corp. investment closing during the quarter with related fees.

Operating Expenses

Operating expenses for the three months ended December 31, 2003 were approximately $1.0 million, as compared to approximately $823,000 for the three months ended December 31, 2002. This increase was primarily a result of an increase in professional fees, directors fees, stockholder related costs and financing fees.

Salaries and benefits for the three months ended December 31, 2003 were approximately $391,000, as compared to approximately $443,000 for the three months ended December 31, 2002. Although employee headcount increased for the quarter ended December 31, 2003 as compared to December 31, 2002, the salaries and benefits expense decreased due to the new expense sharing arrangement with Gladstone Management, which allocates expenses based on each employee's time to Gladstone Commercial Corporation.

Rent expense for the three months ended December 31, 2003 were approximately $38,000, as compared to approximately $55,000 for the three months ended December 31, 2002.  The decrease in rent is due to the new expense sharing arrangement with Gladstone Management, which allocates general expenses based on a ratio of all employees’ time allocated to Gladstone Commercial Corporation to total time spent.

Professional fees, consisting primarily of legal and audit fees, for the three months ended December 31, 2003 were approximately $178,000, as compared to approximately $115,000 for the three months ended December 31, 2002.  The increase is due to a rise in legal fees.

Directors’ fees for the three months ended December 31, 2003 were approximately $24,000, as compared to approximately $14,000 for the three months ended December 31, 2002. The increase is due to an increase in the number of directors during the three months ended December 31, 2003 as compared to December 31, 2002.

Insurance expense for the three months ended December 31, 2003 was approximately $74,000, as compared to approximately $71,000 for the three months ended December 31, 2002.

Stockholder related costs for the three months ended December 31, 2003 were approximately $53,000, as compared to approximately $12,000 for the three months ended December 31, 2002.  The increase is mainly due to the printing of the 2003 annual report to stockholders.

Financing fees consist of the related service fees associated with the line of credit, backup service and the amortization of deferred financing costs.  Financing fees for the three months ended December 31, 2003 were approximately $145,000.  There were no financing fees incurred the three months ended December 31, 2002.

General and administrative expenses, consisting primarily of office operations, travel, and data communications expenses for the three months ended December 31, 2003 were approximately $127,000, as compared to approximately $125,000 for the three months ended December 31, 2002. This increase was primarily a result of the related expenses from increased operations during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.  General and administrative expenses are also in accordance with the new expense sharing arrangement with Gladstone Management, which allocates general expenses based on a ratio of all employees’ time allocated to Gladstone Commercial Corporation to total time spent.

Net Increase in Stockholders’ Equity from Operations

We had a net increase in stockholders’ equity resulting from operations of $1,381,074 for the three months ended December 31, 2003.  Based on a weighted-average of 10,081,844 (basic) and 10,333,529 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the three months ended December 31, 2003 was $0.14 for basic earnings and $0.13 for diluted earnings.

For the three months ended December 31, 2002, we realized a net increase in stockholders’ equity resulting from operations of approximately $2.4 million.  Based on a weighted-average of 10,071,844 (basic) and 10,124,197 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per common share for the three months ended December 31, 2002 was $0.24 for both basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had investments in debt securities of, or loans to, 12 private companies, totaling approximately $117.6 million of total investment assets. This number includes approximately $138,000 in accrued PIK interest, which as described in “Overview,” is added to the carrying value of our investments.

In November 2003, we purchased a $1.0 million participation in a $55.0 million senior term loan to Burt’s Bees, Inc., a manufacturer of personal and household products.

In December 2003 we closed two loans with GQM Acquisition Corp. totaling $14.5 million and also containing a success fee provision.  GQM Acquisition Corp conducts business as Gamill, Inc. and is the designer and assembler of quilting machines and accessories.

In November 2003, Kozy Shack Enterprises repaid $900,000 to fully settle its principal obligation.  In December 2003, we sold a $3.2 million principal portion of our Inca Metal Products Corp/Kingway Acquisition Inc./Clymer Acquisition Inc. investment.  The remaining portion of this investment currently has a cost basis of $2.5 million.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount
2004	$3,047,870
2005	$14,139,932
2006	$17,665,455
2007	$26,197,753
2008	$17,741,667
Thereafter	$41,870,600
Total	$120,663,277

Cash provided by operating activities for the three months ended December 31, 2003, consisting primarily of the items described in “Results of Operations,” was approximately $3.9 million. Net cash provided by investing activities was approximately $3.8 million during the three months ended December 31, 2003. The net cash provided by investing activities was mainly due to the proceeds of $93.1 million from the repurchase agreement and principal repayments of $4.5 million from our portfolio companies, partially offset by new investments of $15.5 million and repayment of repurchase agreement of $78.4 million.  Net cash used in financing activities was approximately $6.5 million for the three months ended December 31, 2003 and consisted mainly of the payment of dividends.

During the three months ended December 31, 2003, cash and cash equivalents increased from approximately $101.1 million at the beginning of the period to approximately $102.2 million at the end of the period.

On December 31, 2003, we entered into a repurchase agreement with UBS Paine Webber for approximately $93.1 million. The repurchase agreement was fully collateralized by a United States treasury bill with a fair value of approximately $95.0 million that matured on January 2, 2004. The interest rate on the repurchase agreement was 0.92%. This repurchase agreement was reflected on our balance sheet as of December 31, 2003 as an increase in cash and cash equivalents pledged to creditors of $95.0 million, along with a corresponding liability for approximately the same amount. The repurchase agreement was settled on January 2, 2004. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid a monthly cash dividend of $0.11 per common share for each month in October, November and December 2003.

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital once the proceeds of our initial public offering have been fully invested. To this end, we have filed with the Securities and Exchange Commission (“SEC”) a registration statement that would permit us to issue, through one or more transactions, up to an aggregate of $75 million in securities, which may consist of shares of our common stock, preferred stock, and/or debt securities. On March 19, 2003, the SEC declared the registration statement effective, and we currently have no immediate plans to issue any securities under the registration statement.

Revolving Credit Facility

Through our wholly-owned subsidiary, Gladstone Business Loan LLC (“Business Loan”), we have obtained a $100 million revolving credit facility.  On May 19, 2003, we executed a Purchase and Sale Agreement pursuant to which we agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc., as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from us to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the facility will be based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.

The facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2003, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  There are currently no advances outstanding under this facility.

Gladstone Advisers, Inc. (“Advisers”), our servicing subsidiary, will service the loans pledged under the facility.  As a condition to this servicing arrangement, we executed a Performance Guaranty pursuant to which we guaranteed that Advisers would comply fully with all of its obligations under the facility.    The Performance Guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2003, we were in compliance with our covenants under the Performance Guaranty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates.  Currently our portfolio has approximately 62% of the total loan portfolio value at fixed rates and the remaining 38% of the total loan portfolio value at variable rates.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of December 31, 2003, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On December 9, 2003, John Outland was appointed to the Board of Directors by the existing members of the Board of Directors to fill a newly created seat.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

See the exhibit index on page 25.

(b)                                  REPORTS ON FORM 8-K

On December 11, 2003, the Company filed an Item 12 Form 8-K announcing the release of earnings for the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

	By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: February 17, 2004

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.