Form 10-Q
period 2004-03-31
GLADSTONE CAPITAL CORP
filed 2004-05-13
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 7, 2004 was 10,105,178.

GLADSTONE CAPITAL CORPORATION
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Gladstone Capital Corporation

Consolidated Financial Statements

(Unaudited)

March 31, 2004

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2004	(Audited) September 30, 2003
ASSETS
Investments at fair value (Cost 3/31/2004: $140,626,669; 9/30/2003: $109,529,893)	$138,541,292	$109,307,553
Cash and cash equivalents	6,809,323	21,143,972
Cash and cash equivalents pledged to creditors	95,004,939	80,022,249
Interest receivable – investments in debt securities	1,270,800	1,041,943
Interest receivable – cash and cash equivalents	361	955
Interest receivable – officers	109,262	108,657
Due from custodian	225,000	1,207,000
Prepaid assets	1,334,538	1,479,815
Other assets	995,555	254,519

TOTAL ASSETS	$244,291,070	$214,566,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$86,795	$23,247
Dividends payable	—	3,327,009
Borrowings under line of credit	20,500,000	—
Accrued expenses and deferred liabilities	2,184,166	1,965,025
Repurchase agreement	93,105,000	78,449,000

Total Liabilities	$115,875,961	$83,764,281

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,105,178 and 10,081,844 shares issued and outstanding, respectively	$10,105	$10,082
Capital in excess of par value	140,723,063	140,416,674
Notes receivable – officers	(9,232,698)	(8,985,940)
Net unrealized depreciation on investments	(2,085,377)	(222,340)
Undistributed/(overdistributed) net investment income	(999,984)	(416,094)

Total Stockholders’ Equity	$128,415,109	$130,802,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$244,291,070	$214,566,663

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
AS OF MARCH 31, 2004
(UNAUDITED)

Company (1)	Industry	Investment	Cost	Fair Value

America’s Water Heater Rentals, LLC	Water heater rentals and servicing	Senior Term Debt (2)(4)	$12,000,000	$12,060,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (2)(3)(4)	3,583,675	3,243,226
		Senior Term Debt (2)(4)	1,387,500	1,332,000

Burt’s Bees, Inc.	Personal and household products	Senior Term Debt (4)	991,667	1,000,344

Coyne International Enterprises	Industrial services	Senior Term Debt (2)(3)(4)	15,578,330	15,403,074

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt(4)	10,500,000	9,121,875
		Common Stock Warrants for 2% ownership	37,000	435,649

Fugate & Associates, Inc.	Imaging supplies	Senior Term Debt (4)	3,237,500	3,213,219
		Senior Term Debt (4)	1,499,999	1,494,374

GQM Acquisition Corp. d/b/a Gammill, Inc.	Designer and assembler of quilting machines and accessories	Senior Term Debt (4)	7,312,500	7,312,500
		Senior Term Debt (4)	7,000,000	7,000,000

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2)(4)(5)	18,000,000	18,696,600

Inca Metal Products Corp. Kingway Acquisition, Inc. Clymer Acquisition, Inc.	Material handling and storage products	Senior Term Debt (2)(4)	2,488,164	2,239,347

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Term Debt (2)(4)	6,800,000	6,205,000
		First Mortgage Debt (3)	9,210,334	9,210,334

Medassets, Inc.	Pharmaceuticals and healthcare GPOs	Second Lien Term Debt	6,000,000	6,000,000

Mistras Holdings, Inc.	Nondestructive testing instruments, systems and services	Senior Term Debt(2)(4)	10,000,000	9,775,000
		Senior Term Debt (2)(4)	5,000,000	4,837,500

Wingstop Restaurants	Restaurant – fast food	Senior Term Debt (4)	3,500,000	3,473,750
International, Inc.		Senior Debt (4)	2,000,000	1,987,500

Woven Electronics Corp.	Cable and wire harness	Senior Term Debt (2)	2,500,000	2,500,000
	assemblers	Senior Term Debt (2)	6,000,000	6,000,000
		Senior Term Debt (2)	6,000,000	6,000,000
Totals			$140,626,669	$138,541,292

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

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION
SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2003

Company (1)	Industry	Investment	Cost	Fair Value

America’s Water Heater Rentals, LLC	Water heater rentals and servicing	Senior Term Debt (2)(4)	$12,000,000	$12,000,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (2)(3)	3,511,667	3,511,667
		Senior Term Debt (2)	1,500,000	1,500,000

Coyne International Enterprises	Industrial services	Senior Term Debt (2)(3)(4)	15,421,740	15,306,077

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt(4)	10,500,000	10,421,250
		Common Stock Warrants for 2% ownership	37,000	431,111

Fugate & Associates, Inc.	Imaging supplies	Senior Term Debt (4)	3,412,500	3,412,500
		Senior Term Debt (4)	1,833,333	1,833,333

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2)(4)(5)	18,000,000	18,428,400

Inca Metal Products Corp. Kingway Acquisition, Inc. Clymer Acquisition, Inc.	Material handling and storage products	Senior Term Debt (2)(4)	5,775,000	4,995,375

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt (2)(4)	900,000	909,000

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Term Debt (2)(4)	6,975,000	6,922,687
		First Mortgage Debt (3)	9,163,653	9,163,653

Mistras Holdings, Inc.	Nondestructive testing	Senior Term Debt (2)	10,000,000	10,000,000
	instruments, systems and services	Senior Term Debt (2)	5,000,000	5,000,000

Wingstop Restaurants	Restaurant – fast food	Senior Term Debt (4)	3,500,000	3,482,500
International, Inc.		Senior Debt (4)	2,000,000	1,990,000
Totals			$109,529,893	$109,307,553

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

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
INVESTMENT INCOME
Interest income – investments	$3,878,817	$3,275,962
Interest income – cash and cash equivalents	17,334	113,338
Interest income - notes receivable from officers	109,538	109,737
Managerial assistance fees	356,231	358,000
Other income	6,000	2,256
Total Investment Income	$4,367,920	$3,859,293

EXPENSES
Salaries and benefits	$419,769	$477,861
Rent	33,964	54,525
Professional fees	282,292	86,577
Directors fees	32,877	20,857
Insurance	63,274	73,686
Stockholder related costs	67,320	74,342
Financing fees	149,039	—
Interest	24,602	—
General and administrative	173,225	151,854
Total Expenses	$1,246,362	$939,702

NET INVESTMENT INCOME	$3,121,558	$2,919,591

Realized gain on sale of investment	12,500	—

Net unrealized (depreciation) appreciation on investments	(305,475)	742,424

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$2,828,583	$3,662,015

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.28	$0.36
Diluted	$0.27	$0.36

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,087,615	10,071,844
Diluted	10,375,281	10,100,062

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
INVESTMENT INCOME
Interest income – investments	$7,418,513	$6,203,625
Interest income – cash and cash equivalents	65,955	311,504
Interest income – notes receivable from officers	218,170	219,341
Managerial assistance fees	611,231	358,000
Other income	22,000	2,256
Total Investment Income	$8,335,869	$7,094,726

EXPENSES
Salaries and benefits	$810,476	$911,101
Rent	71,724	109,145
Professional fees	459,950	201,267
Directors fees	57,210	34,357
Insurance	137,285	144,841
Stockholder related costs	119,980	111,432
Financing fees	294,035	—
Interest	24,602	—
General and administrative	300,413	250,837
Total Expenses	$2,275,675	$1,762,980

NET INVESTMENT INCOME	$6,060,194	$5,331,746

Realized gain on sale of investment	12,500	—

Net unrealized (depreciation) appreciation on investments	(1,863,037)	742,424

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$4,209,657	$6,074,170

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.42	$0.60
Diluted	$0.41	$0.60

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,084,729	10,071,844
Diluted	10,354,405	10,112,129

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	Under/(Over) Distributed Net Investment Income	Realized Gain on Sale of Investment	Unrealized Appreciation/ (Depreciation) of Investments	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
For the six months ended March 31, 2003:
Balance at September 30, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(629,687)	$—	$—	$130,663,273

Net Increase in Stockholders’ Equity Resulting from Operations					5,331,746		742,424	6,074,170

Distributions Declared ($0.48 per common share)					(4,834,485)			(4,834,485)

Balance at March 31, 2003	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(132,426)	$—	$742,424	$131,902,958

For the six months ended March 31, 2004:
Balance at September 30, 2003	10,081,844	$10,082	$140,416,674	$(8,985,940)	$(416,094)	$—	$(222,340)	$130,802,382

Issuance of Common Stock Under Stock Option Plan	23,334	23	349,987	(350,010)				—

Repayment of Principal on Notes Receivable				103,252				103,252

Shelf Offering			(43,598)					(43,598)

Net Increase in Stockholders’ Equity Resulting from Operations					6,060,194	12,500	(1,863,037)	4,209,657

Distributions Declared ($0.66 per common share)					(6,656,584)			(6,656,584)

Balance at March 31, 2004	10,105,178	$10,105	$140,723,063	$(9,232,698)	$(1,012,484)	$12,500	$(2,085,377)	$128,415,109

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$4,209,657	$6,074,170
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Depreciation	14,438	13,791
Change in net unrealized depreciation (appreciation)	1,863,037	(742,424)
Increase in interest receivable	(228,868)	(253,946)
Decrease in funds due from custodian	982,000	—
Increase in other assets	(750,918)	(121,559)
Decrease in prepaid assets	27,949	45,790
Increase in accounts payable	63,548	—
Increase in accrued expenses and deferred liabilities	219,141	770,601
Increase in investment balance due to payment in kind interest	(275,316)	(426,122)
Net Cash Provided by Operating Activities	$6,124,668	$5,360,301

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment, net	$(4,558)	$(54,115)
Purchase of investments	(36,000,000)	(21,500,000)
Principal repayments on investments	5,178,541	350,000
Proceeds from repurchase agreements	186,206,000	102,915,974
Repayment of repurchase agreements	(171,550,000)	(78,404,416)
Receipt of principal on notes receivable – officers	103,252	—
Net Cash Provided by (Used in) Investing Activities	$(16,066,765)	$3,307,443

CASH FLOWS FROM FINANCING ACTIVITIES

Prepaid financing fees	$117,329	$—
Increase in borrowings from the line of credit	20,500,000	—
Shelf offering	(43,598)	—
Distributions paid	(9,983,593)	(4,431,613)
Net Cash Provided by (Used in) Financing Activities	$10,590,138	$(4,431,613)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$648,041	$4,236,131

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$101,166,221	$91,929,328

CASH AND CASH EQUIVALENTS, END OF PERIOD (Note 8)	$101,814,262	$96,165,459

NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$350,010	$—

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Per Share Data(1)
Net asset value at beginning of period	$12.79	$12.98
Net investment income	0.31	0.29
Realized gain on sale of investment	—	—
Net unrealized (loss)/gain on investments	(0.03)	0.07
Issuance of common stock under stock option plan	(0.03)	—
Distributions from net investment income	(0.33)	(0.25)
Repayment of principal on notes receivable	—	—
Net asset value at end of period	$12.71	$13.09

Per share market value at beginning of period	$22.35	$16.47
Per share market value at end of period	22.41	16.18
Total Return(2)(3)	1.76%	-0.24%
Shares outstanding at end of period	10,105,178	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$128,415,109	$131,902,958
Average net assets	127,521,641	132,125,265
Ratio of expenses to average net assets - annualized	3.87%	2.85%
Ratio of net investment income to average net assets - annualized	9.68%	11.09%

	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003
Per Share Data(1)
Net asset value at beginning of period	$12.97	$12.97
Net investment income	0.60	0.53
Realized gain on sale of investment	—	—
Net unrealized (loss)/gain on investments	(0.18)	0.07
Issuance of common stock under stock option plan	(0.03)	—
Distributions from net investment income	(0.66)	(0.48)
Repayment of principal on notes receivable	0.01	—
Net asset value at end of period	$12.71	$13.09

Per share market value at beginning of period	$19.45	$16.88
Per share market value at end of period	22.41	16.18
Total Return(2)(3)	18.76%	-1.30%
Shares outstanding at end of period	10,105,178	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$128,415,109	$131,902,958
Average net assets	128,261,840	131,844,204
Ratio of expenses to average net assets - annualized	3.55%	2.67%
Ratio of net investment income to average net assets - annualized	9.45%	9.21%

(1)          Basic per share data.

(2)          Amounts were not annualized for the results of the three and six-month periods ended March 31, 2004 and March 31, 2003.

(3)          Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

NOTE 3. STOCK OPTIONS

The following tables set forth the pro-forma effect of fair value option accounting for the three and six months ended March 31, 2004 and March 31, 2003 in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Increase in stockholders’ equity from operations, as reported	$2,828,583	$3,662,015

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(406,271)	(157,720)

Pro-forma increase in stockholders’ equity from operations	$2,422,312	$3,504,295

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.28	$0.36
Basic, pro-forma	$0.24	$0.35

Diluted, as reported	$0.27	$0.36
Diluted, pro-forma	$0.23	$0.35

	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003

Increase in stockholders’ equity from operations, as reported	$4,209,657	$6,074,170

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(810,301)	(315,441)

Pro-forma increase in stockholders’ equity from operations	$3,399,356	$5,758,729

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.42	$0.60
Basic, pro-forma	$0.34	$0.57

Diluted, as reported	$0.41	$0.60
Diluted, pro-forma	$0.33	$0.57

NOTE 4. INCREASE IN STOCKHOLDERS’ EQUITY FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and six months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share	$2,828,583	$3,662,015

Denominator for basic weighted average shares	10,087,615	10,071,844

Dilutive potential shares	287,666	28,218

Denominator for diluted weighted average shares	10,375,281	10,100,062

Employee stock options	1,040,830	931,664

Basic net increase in stockholders’ equity resulting from operations per common share	0.28	0.36
Diluted net increase in stockholders’ equity resulting from operations per common share	0.27	0.36

	Six Months Ended March 31, 2004	Six Months Ended March 31, 2003

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share	$4,209,657	$6,074,170

Denominator for basic weighted average shares	10,084,729	10,071,844

Dilutive potential shares	269,676	40,285

Denominator for diluted weighted average shares	10,354,405	10,112,129

Employee stock options	1,040,830	931,664

Basic net increase in stockholders’ equity resulting from operations per common share	0.42	0.60
Diluted net increase in stockholders’ equity resulting from operations per common share	0.41	0.60

NOTE 5. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, a dividend is declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.  Effective October 31, 2003, the Company began paying a monthly dividend.  The following table illustrates the 2004 fiscal year monthly dividends per share and the 2003 quarterly dividend per share for the six months ended March 31:

Record Date	Payment Date	Dividend per Share	Monthly or Quarterly
Mar. 18, 2004	Mar. 31, 2004	$0.11	Monthly
Feb. 16, 2004	Feb. 27, 2004	$0.11	Monthly
Jan. 19, 2004	Jan. 30, 2004	$0.11	Monthly
Dec. 18, 2003	Dec. 31, 2003	$0.11	Monthly
Nov. 17, 2003	Nov. 28, 2003	$0.11	Monthly
Oct. 20, 2003	Oct. 31, 2003	$0.11	Monthly

Sept. 30, 2003	Oct. 6, 2003	$0.33	Quarterly
June 30, 2003	July 7, 2003	$0.29	Quarterly
March 31, 2003	April 7, 2003	$0.25	Quarterly
Dec. 31, 2002	Jan 7, 2003	$0.23	Quarterly

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

NOTE 7. LOAN AND MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies.  The Company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments.  Such fees are normally paid at the closing of the Company’s investments and are generally non-recurring.  These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice.  For the three and six months ended March 31, 2004 these fees totaled approximately $356,000 and $611,000, respectively, and for the three and six months ended March 31, 2003, these fees totaled $358,000.

From time to time, the Company will be invited to participate as a co-lender in a transaction.  Where the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

NOTE 8. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio, which contain a payment in kind (“PIK”) provision. The PIK interest is added to the principal balance of the loan and recorded as income.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three and six months ended March 31, 2004, the Company recorded PIK income of $137,862 and $276,405, respectively, and for the three and six months ended March 31, 2003, the Company recorded PIK income of $223,754 and $435,076, respectively.  At March 31, 2004 and September 30, 2003 the Company had accrued on its balance sheet, a total in PIK income of $887,890 and $608,572 respectively.  The Company does not have any original issue discount income.

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

On March 31, 2004, the Company entered into a Repurchase Agreement with UBS Paine Webber for $93,105,000, which agreement was settled on April 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $95,025,000 and a carrying value of $95,004,939 that matured on April 8, 2004.  The interest rate on the Repurchase Agreement was 0.92%.  On September 30, 2003, the Company entered into a Repurchase Agreement with UBS for $78,449,000, which agreement was settled on October 1, 2003.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $80,050,000 and a carrying value of $80,022,249 that matured on October 16, 2003.  The interest rate on the Repurchase Agreement was 0.80%.

NOTE 10. CONTRACTUAL OBLIGATIONS

The Company occupies its McLean, Virginia office space pursuant to a license agreement scheduled to expire on October 31, 2004.  The Company’s New York City office facility has a service agreement scheduled to expire August 31, 2004.  The future scheduled payments are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office Lease Obligations	$113,473	$113,473	—	—	—
Total	$113,473	$113,473	—	—	—

NOTE 11. INTEREST RATE CAP AGREEMENT

Pursuant to our line of credit, we have agreed to enter into hedging transactions, and as such have purchased an interest rate cap agreement in February 2004 as a result of our borrowing under the line of credit.  The transaction will effectively limit the interest rate on a portion of our borrowings.

The use of a cap involves risks that are different from those associated with ordinary portfolio securities transactions.  Cap agreements may be considered to be illiquid.  Although the Company will not enter into any such agreements unless it believes that the other party to the transaction is creditworthy, the Company does bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty.

In February 2004, the Company entered into a cap agreement at a cost of $304,000 which is recorded in other assets on the Company’s consolidated balance sheet at March 31, 2004.  The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

NOTE 12. DEFERRED COMPENSATION PLAN

The Company has adopted a deferred compensation plan (the “Plan”) effective January 1, 2002.  The Plan permits an employee to defer the lesser of 75% of his or her total compensation or the applicable Internal Revenue Service (“IRS”) limit.  The employees are eligible to participate in the Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service.  The service requirement is waived for those employees who were employed as of January 1, 2002.    The Company has funded $23,987 in contributions to the Plan that were accrued in the fiscal year ended September 30, 2003.  The Company has received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Code.

NOTE 13. SUBSEQUENT EVENTS

In April 2004, the Company sold $4.6 million of its principal interests in Gammill, Inc.  The Company’s remaining investments in Gammill, subsequent to the sale, are $4.963 million and $4.75 million, or a total of $9.713 million.

Also, in April 2004, Wingstop Restaurants International, Inc. repaid its entire $5.5 million outstanding loan obligations for full settlement of any further obligations and remitted the related prepayment fees and success fee upon termination.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. The amount of PIK interest accrued and on our books as of March 31, 2004 was approximately $888,000.

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

Our business plan has historically called for managerial assistance fee revenue to equal or exceed our operating expenses (excluding interest expense). However, during the quarters ended March 31, 2004, and March 31, 2003, operating expenses (excluding interest expense) exceeded managerial assistance fee revenue by approximately $866,000 and $582,000, respectively, and $1.6 million and $1.4 million for the six months ended March 31, 2004 and March 31, 2003, respectively.  Because we typically generate managerial assistance fee revenue only when we make new loans, our relatively slow pace of loans during the 2003 and 2002 fiscal years and the start of fiscal year 2004 led to this shortfall.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower’s business and reaching agreement on the legal documentation for the loan. Typically, upon execution of the non-binding term sheet, the potential borrower pays us a non-refundable fee for our services rendered through the date of the non-binding term sheet. We have historically recognized this as management fee revenue upon execution of the non-binding term sheet.  Following the externalization of our management, these services will be provided by Gladstone Management, which will receive substantially all of the fees associated with these services.  In the future, we may provide certain services to our portfolio companies in addition to those provided by Gladstone Management, for which we may receive fees.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the proposed transaction. Any amounts collected are recognized as “other income” in the quarter in which such reimbursement is received. Also, in the event that we have incurred significant legal fees in connection with the transaction, we will typically also seek reimbursement for these expenses from the proposed borrower.   Following our engagement of Gladstone Management, any amounts colle4cted for expenses incurred by Gladstone Management in connection with unconsummated investments will be reimbursed to Gladstone Management.  Amounts collected for these expenses incurred by us will continue to be reimbursed to us. However, there can be no guarantee that we will be successful in collecting any such reimbursements.

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

The general economic climate during the quarter and six months ended March 31, 2004 and the previous fiscal year ended September 30, 2003 was unfavorable.  Many businesses saw their sales and business prospects decline during the year.  Consequently, many of these companies were forced to lay off employees and engage in other cost cutting measures.  As a result of the difficult business climate, we determined it prudent to proceed cautiously in making loans during these periods.  Since our initial public offering in August 2001, we have made 28different loans to, or investments in, 17 companies for a total of approximately $168.9 million (including the maximum aggregate amount outstanding under an $8 million line of credit in favor of one of our portfolio companies, that has subsequently been retired). In the fourth quarter of the 2002 fiscal year, one of our investments, including all amounts outstanding under a $7 million senior term loan and an $8 million senior line of credit, was repaid in full.  During the six months ended March 31, 2004, one company paid in full its outstanding loan balance of $900,000 and we entered into new loans with four companies, in the aggregate amount of $36.0 million.

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

In July 2003, we entered into an expense sharing arrangement with Gladstone Management Corporation (“Gladstone Management”), a registered investment adviser that serves as the external adviser to Gladstone Commercial Corporation, a real estate investment trust affiliated with us. Under this expense sharing arrangement, Gladstone Management reimburses Gladstone Capital Advisers for a portion of our total payroll and benefits expenses (based on the percentage of total hours worked by each employee on Gladstone Commercial matters). Gladstone Management also reimburses Gladstone Capital Advisers for its pro rata portion of all other general expenses (based on the percentage of total hours worked by all employees on Gladstone Commercial matters). Gladstone Management further passes its share of these expenses along to Gladstone Commercial under a separate advisory agreement. As a result of this expense sharing arrangement, certain of our expenses declined during the quarter ended March 31, 2004. The actual amount of our expenses in future periods will depend upon the relative time that our personnel spend on our and Gladstone Commercial matters.   In the near term, we expect to hire additional personnel that will devote a substantial portion of their time to our matters, resulting in an increase in our expenses as compared to the quarter ended March 31, 2004.  We expect these expenses to continue to increase in subsequent periods until the externalization of our management as described below.   Following our engagement of Gladstone Management, Gladstone Management will pay its payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers and Gladstone Management will terminate upon the externalization of our management.

At our 2004 annual meeting of stockholders our stockholders approved a proposal to enter into an advisory agreement with Gladstone Management, whereby we would pay Gladstone Management an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. We would continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses.  Under the proposed advisory agreement, Gladstone Management will also provide the managerial assistance services that we have historically made available to our portfolio companies, and will receive substantially all of the fees associated with such services.   In the future, we may provide certain services to our portfolio companies in addition to those provided by Gladstone Management, for which we may receive fees.  While we expect to engage Gladstone Management later in fiscal year 2004, we cannot determine with certainty when this engagement will take effect.

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

With our assessment and S&P value estimates as a backdrop, our Board votes to accept or not accept the analyses and values recommended by management and S&P.  At March 31, 2004, the Board elected to accept the valuations recommended by S&P on those loans as denoted on the Schedule of Investments in the Consolidated Financial Statements.  Because there is a lag between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board makes its own determination about the value of the loan in accordance with our valuation policy.  Because S&P does not provide values for mortgage loans or equity securities, the directors also determine fair value of these using the valuation policy:

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

At September 30, 2003, the average debt security was risk rated 7.8 for all debt securities and the weighted average risk rating was 7.6 for all the debt securities.  At March 31, 2004 the average debt security was risk rated 7.7 for all debt securities and the weighted average risk rating was 7.7 for all debt securities. The highest rated loan was 9.0 and the lowest was 6.0. The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default using the expanded risk rating scale.

Rating	March 31, 2004	December 31, 2003
Average	7.7	7.8
Weighted Average	7.7	7.6
Highest	9.0	9.0
Lowest	6.0	7.0

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual. At September 30, 2003 and March 31, 2004 no payments were past due on any of our debt securities. We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if there is a market for the debt security.  If there is a market, then we will determine the value based on the market prices for the security, even if that market is not robust.  At March 31, 2004, and September 20, 2003, there was no market for any of the debt securities in our portfolio.  If there is no market for the debt securities, then we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we may use some or all of the following items: financial standing of the issuer of the security, comparison of the business and financial plan of the issuer with actual results, the cost of the security, the size of the security held as it relates to the liquidity of the market for such securities, contractual restrictions on the disposition of the security, pending public offering of the issuer of the security, pending reorganization activity affecting the issuer such as mergers or debt restructuring, reported prices of similar securities of the issuer or comparable issuers, ability of the issuer to obtain needed financing, changes in the economy affecting the issuer, recent purchases or sale of a security of the issuer, pricing by other buyers or sellers of similar securities, financial statements of the borrower, the type of security, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at the time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, the collateral, the issuer’s ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, statistical ratios compared to lending standards, statistical ratios compared to other similar securities and other pertinent factors.

For equity securities, we first determine if there is any market for the equity security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At March 31, 2004 and September 30, 2003 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sales price in the future, the value of the securities based on the recent sale of comparable transactions and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At March 31, 2004 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $140,589,668.

At March 31, 2004, The Home Care Supply, Inc. senior loan had an appreciation of $696,600 in its value as a result of the value applied to the exit fee.  Also, the value of our warrants in Finn Corporation had an appreciation of $398,649 at March 31, 2004.  This appreciation plus an increase of $60,000 on the America’s Water Heater Rentals investment and $8,667 on the Burt’s Bee’s investment totals $1,163,926 and partially offsets depreciation of $3,249,303.

Commitments and Contingencies

One of our investments currently has an outstanding liquidity agreement which could require us to purchase an additional last out tranche note for $350,000.  The agreement will expire upon the earlier of the following to occur: (1) the portfolio company reaching and maintaining a certain liquidity level or (2) January 2005.

We currently have outstanding commitments to fund approximately $30.5 million of new loans.

Managerial Assistance Fees

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. We provide managerial assistance to our portfolio companies in connection with our investments through our wholly owned subsidiary, Gladstone Capital Advisers, Inc. and receive fees for our managerial assistance services. These fees are normally paid at the closing of our investments in our portfolio companies, are generally non-recurring and are recognized as revenue when earned. The managerial assistance services we provide vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant managerial assistance services in connection with our investment, loan fees paid to us in such situations are deferred and amortized over the life of the loan.  Following our transition to external management these managerial assistance services will be made available by Gladstone Management, and Gladstone Management will receive substantially all of the fees associated with these services.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

Investment Income

Investment income for the three months ended March 31, 2004 was approximately $4.4 million as compared to $3.9 million for the three months ended March 31, 2003. This increase was primarily a result of increased interest income from an increased number of investments as compared to the same period of the prior year.

Interest income from our investments in debt securities of private companies was approximately $3.9 million, including $138,000 of PIK interest, for the three months ended March 31, 2004 as compared to $3.3 million for the three months ended March 31, 2003, which included $224,000 of PIK interest. This increase was primarily a result of an increase in investments of $39.3 million at March 31, 2004 as compared to investments at March 31, 2003.

The weighted average yield on our portfolio for the three months ended March 31, 2004 was 11.80% (without giving effect to PIK interest) and 13.07% (after giving effect to PIK interest). The weighted average yield on our portfolio for the three months ended March 31, 2003 was 14.69% (without giving effect to PIK interest) and 15.89% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended March 31, 2004 was approximately $17,000, as compared to $113,000 for the three months ended March 31, 2003. This decrease was primarily a result of the $62.5 million of new investments made between March 31, 2003 and March 31, 2004.

For the three months ended March 31, 2004 and March 31, 2003, we recorded approximately $110,000 in interest income from loans to our employees in connection with the exercise of employee stock options.  In March 2004 we extended a $350,000 loan to an employee for the exercise of employee stock options.

Managerial assistance fees were $356,000 for the three months ended March 31, 2004, as compared to $358,000 for the three months ended March 31, 2003. This decrease stemmed from the closing of a $14.5 million investment (Woven Electronics Corp.) with such fees during the three months ended March 31, 2004 as compared to closing $17.5 million of investments (America’s Water Heater Rentals, LLC and Wingstop Restaurants International, Inc.) with such fees during the three months ended March 31, 2003.

Operating Expenses

Operating expenses for the three months ended March 31, 2004 were approximately $1.2 million, as compared to approximately $940,000 for the three months ended March 31, 2003. This increase was mainly a result of an increase in professional fees, directors fees, financing fees, and interest expense.

Salaries and benefits for the three months ended March 31, 2004 were approximately $420,000, as compared to approximately $478,000 for the three months ended March 31, 2003. Although employee headcount increased for the quarter ended March 31, 2004 as compared to March 31, 2003, the salaries and benefits expense decreased due to the expense sharing arrangement with Gladstone Management which allocates expenses based on each employee’s time to Gladstone Commercial Corporation.

Rent expense for the three months ended March 31, 2004 were approximately $34,000, as compared to approximately $55,000 for the three months ended March 31, 2003.  The decrease in rent is due to the expense sharing arrangement with Gladstone Management which allocates general expenses based on a ratio of all employees time allocated to Gladstone Commercial Corporation to total time spent.

Professional fees, consisting primarily of legal and audit fees, for the three months ended March 31, 2004 were approximately $282,000, as compared to approximately $87,000 for the three months ended March 31, 2003.  The increase is due to an increase in legal fees in connection with the proxy statement and quarterly report reviews.

Directors’ fees for the three months ended March 31, 2004 were approximately $33,000, as compared to approximately $21,000 for the three months ended March 31, 2003. The increase is due to an increase in the number of directors during the three months ended March 31, 2004 as compared to March 31, 2003.

Insurance expense for the three months ended March 31, 2004 was approximately $63,000, as compared to approximately $74,000 for the three months ended March 31, 2003. The decrease is due to the expense sharing arrangement with Gladstone Management which allocates general expenses based on a ratio of all employees time allocated to Gladstone Commercial Corporation to total time spent each month.

Stockholder related costs for the three months ended March 31, 2004 were approximately $67,000, as compared to approximately $74,000 for the three months ended March 31, 2003.  The decrease is mainly due to a decline in printing fees as compared to the prior period.

Financing fees consist of the related service fees associated with the line of credit, backup service, interest rate cap agreement and the amortization of deferred financing costs.  Financing fees for the three months ended March 31, 2004 were approximately $149,000.  There were no financing fees incurred the three months ended March 31, 2003 as these line of credit and related expenses were not incurred until May 2003.

Interest expense for the three months ended March 31, 2004 was approximately $25,000 and was incurred on borrowings from our line of credit.  There was no interest expense for the three months ended March 31, 2003.

General and administrative expenses, consisting primarily of office operations, travel, and data communications expenses, for the three months ended March 31, 2004 were approximately $173,000, as compared to approximately $152,000 for the three months ended March 31, 2003. This increase was primarily a result of the related expenses from increased operations during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.  General and administrative expenses are also in accordance with the new management advisory agreement which allocates general expenses based on a ratio of all employees time allocated to Gladstone Commercial Corporation to total time spent.

Realized Gain on Sale of Investment

During the three months ended March 31, 2004, we bought and sold a $1.0 million investment in Metokote Corporation for a gain of $12,500.

Net Increase in Stockholders’ Equity from Operations

Overall, we had a net increase in stockholders’ equity resulting from operations of $2,828,583 for the three months ended March 31, 2004.  Based on a weighted-average of 10,087,615 (basic) and 10,375,281 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per weighted average common share for the three months ended March 31, 2004 was $0.28 for basic earnings and $0.27 for diluted earnings.

For the three months ended March 31, 2003, we realized a net increase in stockholders’ equity resulting from operations of approximately $3.7 million.  Based on a weighted-average of 10,071,844 (basic) and 10,100,062 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per common share for the three months ended March 31, 2003 was $0.36 for both basic and diluted.

Comparison of the six months ended March 31, 2004 to the six months ended March 31, 2003

Investment Income

Investment income for the six months ended March 31, 2004 was approximately $8.3 million as compared to $7.1 million for the six months ended March 31, 2003. This increase was primarily a result of increased interest income from an increased number of investments as compared to the same period of the prior year.

Interest income from our investments in debt securities of private companies was approximately $7.4 million, including $276,000 of PIK interest, for the six months ended March 31, 2004 as compared to $6.2 million, including $435,000 of PIK interest, for the six months ended March 31, 2003. This increase was primarily a result of an increase in investments of $39.3 million at March 31, 2004 as compared to investments at March 31, 2003.

The weighted average yield on our portfolio for the six months ended March 31, 2004 was 12.10% (without giving effect to PIK interest) and 12.93% (after giving effect to PIK interest). The weighted average yield on our portfolio for the six months ended March 31, 2003 was 13.31% (without giving effect to PIK interest) and 14.21% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the six months ended March 31, 2004 was approximately $66,000, as compared to $312,000 for the six months ended March 31, 2003. This decrease was primarily a result of the $62.5 million of new investments made between March 31, 2003 and March 31, 2004.

For the six months ended March 31, 2004 and March 31, 2003, we recorded approximately $218,000 and $219,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.  In March 2004 we extended a $350,000 loan to an employee for the exercise of employee stock options.

Managerial assistance fees were $611,000 for the six months ended March 31, 2004, as compared to $358,000 for the six months ended March 31, 2003. This increase was mainly attributable to the closing of the GQM Acquisition Corp. and Woven Electronics Corp. investments with such fees during the six months ended March 31, 2004.

Operating Expenses

Operating expenses for the six months ended March 31, 2004 were approximately $2.3 million, as compared to approximately $1.8 million for the six months ended March 31, 2003. This increase was primarily a result of an increase in professional fees, directors fees, stockholder related costs, financing fees and interest expense.

Salaries and benefits for the six months ended March 31, 2004 were approximately $810,000, as compared to approximately $911,000 for the six months ended March 31, 2003. Although employee headcount increased for the quarter ended March 31, 2004 as compared to March 31, 2003, the salaries and benefits expense decreased due to the expense sharing arrangement with Gladstone Management which allocates expenses based on each employees time to Gladstone Commercial Corporation.

Rent expenses for the six months ended March 31, 2004 were approximately $72,000, as compared to approximately $109,000 for the six months ended March 31, 2003.  The decrease in rent is due to the expense sharing arrangement with Gladstone Management which allocates general expenses based on a ratio of all employees time allocated to Gladstone Commercial Corporation to total time spent.

Professional fees, consisting primarily of legal and audit fees, for the six months ended March 31, 2004 were approximately $460,000, as compared to approximately $201,000 for the six months ended March 31, 2003.  The increase is due to a rise in legal fees associated with the proxy statement and review of the quarterly reports.

Directors’ fees for the six months ended March 31, 2004 were approximately $57,000, as compared to approximately $34,000 for the six months ended March 31, 2003. The increase is due to an increase in the number of directors during the six months ended March 31, 2004 as compared to March 31, 2003.

Insurance expense for the six months ended March 31, 2004 was approximately $137,000, as compared to approximately $145,000 for the six months ended March 31, 2003.  The decrease is due to the expense sharing arrangement with Gladstone Management which allocates general expenses based on a ratio of all employees time allocated to Gladstone Commercial Corporation to total time incurred each month.

Stockholder related costs for the six months ended March 31, 2004 were approximately $120,000, as compared to approximately $111,000 for the six months ended March 31, 2003.  The increase is mainly due to the printing of the 2004 annual report to stockholders and proxy statement.

Financing fees consist of the related service fees associated with the line of credit, interest rate cap agreement, backup service and the amortization of deferred financing costs.  Financing fees for the six months ended March 31, 2004 were approximately $294,000.  There were no financing fees incurred during the six months ended March 31, 2003 as these line of credit and related service expenses were not incurred until May 2003.

Interest expense for the three months ended March 31, 2004 was approximately $25,000 and was incurred on borrowings from our line of credit.  There was no interest expense for the six months ended March 31, 2004.

General and administrative expenses, consisting primarily of office operations, travel, and data communications expenses for the six months ended March 31, 2004 were approximately $300,000, as compared to approximately $251,000 for the six months ended March 31, 2003. This increase was primarily a result of the related expenses from increased operations during the six months ended March 31, 2004 as compared to the six months ended March 31, 2003.  General and administrative expenses are also in accordance with expense sharing agreement with Gladstone Management which allocates general expenses based on a ratio of all employees time allocated to Gladstone Commercial Corporation to total time spent.

Realized Gain on Sale of Investment

During the three months ended March 31, 2004, we bought and shortly thereafter sold a $1.0 million investment in Metokote Corporation for a gain of $12,500.

Net Increase in Stockholders’ Equity from Operations

We had a net increase in stockholders’ equity resulting from operations of $4,209,657 for the six months ended March 31, 2004.  Based on a weighted-average of 10,084,729 (basic) and 10,354,405 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the six months ended March 31, 2004 was $0.42 for basic earnings and $0.41 for diluted earnings.

For the six months ended March 31, 2003, we realized a net increase in stockholders’ equity resulting from operations of approximately $6.1 million.  Based on a weighted-average of 10,071,844 (basic) and 10,112,129 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per common share for the six months ended March 31, 2003 was $0.60 for both basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had investments in debt securities of, or loans to, 14 private companies, totaling approximately $137.4 million of total investment assets. This number includes approximately $276,000 in accrued PIK interest, which as described in “Overview,” is added to the carrying value of our investments.

In November 2003, we purchased a $1.0 million participation in a $55.0 million senior term loan to Burt’s Bees, Inc., a manufacturer of personal and household products.

In December 2003 we closed two loans with GQM Acquisition Corp. totaling $14.5 million and also containing a success fee provision.  GQM Acquisition Corp conducts business as Gammill, Inc. and is the designer and assembler of quilting machines and accessories.

In November 2003, Kozy Shack Enterprises repaid $900,000 to fully settle its principal obligation.  In December 2003, we sold a $3.2 million principal portion of our Inca Metal Products Corp/Kingway Acquisition Inc./Clymer Acquisition Inc. investment.  The remaining portion of this investment currently has a cost basis of $2.5 million.

During March 2004, we entered into a $14.5 million loan investment with Woven Electronics Corporation, which specializes in custom electrical cable assemblies and also purchased a $6.0 million participation investment with Medassets, Inc., a pharmaceutical and healthcare group purchasing organization (GPO).

In April 2004, we sold $4.6 million of our principal portions of our investments in Gammill, Inc.  Our remaining investments in Gammill, subsequent to the sale, are $4.963 million and $4.75 million.  Another portfolio company, Wingstop Restaurants International, Inc. repaid its entire $5.5 million outstanding loan obligations in April 2004.  Wingstop Restaurants International, Inc. also remitted related prepayment fees and a success fee with its final payment.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount
2004	$1,900,533
2005	$5,386,843
2006	$19,049,459
2007	$39,074,584
2008	$22,463,671
Thereafter	$52,751,578
Total	$140,626,668

Cash provided by operating activities for the six months ended March 31, 2004, consisting primarily of the items described in “Results of Operations,” was approximately $6.4 million.  Net cash used in investing activities was approximately $16.1 million during the six months ended March 31, 2004. The net cash provided by investing activities was mainly due to the proceeds of $186.2 million from the repurchase agreement and principal repayments of $5.2 million from our portfolio companies, offset by new investments of $36.0 million and repayment of repurchase agreement of $171.6 million.  Net cash provided by financing activities was approximately $10.3 million for the six months ended March 31, 2004 and consisted mainly of  $20.5 million borrowed under our line of credit in order to purchase two new investments as well as the payment of dividends, an increase in prepaid financing fees and also expenses incurred in connection with the shelf offering.

During the six months ended March 31, 2004, cash and cash equivalents increased from approximately $101.1 million at the beginning of the period to approximately $101.8 million at the end of the period.

On March 31, 2004, the Company entered into a Repurchase Agreement with UBS Paine Webber for $93,105,000, which agreement was settled on April 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $95,025,000 and a carrying value of $95,000,939 that matured on April 8, 2004.  The interest rate on the Repurchase Agreement was 0.92%. This repurchase agreement was reflected on our balance sheet as of March 31, 2004 as an increase in cash and cash equivalents pledged to creditors of $95.0 million, along with a corresponding liability for approximately $93.1 million. The repurchase agreement was settled on April 1, 2004. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid a monthly cash dividend of $0.11 per common share for each month in October, November and December 2003 and January, February, and March 2004.

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

Revolving Credit Facility

Through our wholly-owned subsidiary, Gladstone Business Loan LLC (“Business Loan”), we have obtained a $100 million revolving credit facility.  On May 19, 2003, we executed a Purchase and Sale Agreement pursuant to which we agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc., as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from us to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the facility will be based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of March 31, 2004, our outstanding principal balance under this credit facility was $20.5 million at an interest rate of 2.54%.

The facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2004, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  Currently there are $20.5 million of advances outstanding under this facility.

Gladstone Capital Advisers, Inc. (“Advisers”), our servicing subsidiary, will service the loans pledged under the facility.  As a condition to this servicing arrangement, we executed a Performance Guaranty pursuant to which we guaranteed that Advisers would comply fully with all of its obligations under the facility.    The Performance Guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2004, we were in compliance with our covenants under the Performance Guaranty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates.  Currently our portfolio has approximately 53% of the total of the loan portfolio cost value at fixed rates, approximately 35% of the total loan portfolio cost value at variable rates with a floor and the remaining 12% of the total loan portfolio cost value at variable rates.

Pursuant to our line of credit, we have agreed to enter into hedging transactions, and as such have entered into an interest rate cap agreement in February 2004 as a result of our borrowing under the line of credit.  Such transactions will effectively convert our fixed rate portfolio loans into variable rate loans in an effort to mitigate our exposure to increases in interest rates on our borrowings on the line of credit, which will be at variable rates.  Furthermore, in the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to securitized loans.

While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2004, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary is currently subject to any material legal proceeding, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company or its subsidiary.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders was held on February 18, 2004.  The stockholders voted and approved the following matters:

•                  The election of three Class III directors to hold office until the 2007 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Paul Adelgren	9,849,668	50,508
John Outland	8,850,166	1,050,010
David Gladstone	9,845,583	54,593

•                  To approve an investment advisory and administrative agreement between the Company and Gladstone Management Corporation.

Shares voted for	5,672,127
Shares voted against	906,885
Shares abstained	47,059

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

See the exhibit index.

(b)                                  REPORTS ON FORM 8-K

On February 18, 2004, the Company filed an Item 12 on Form 8-K announcing the release of earnings for the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

	By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: May 13, 2004

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.19	Amendment No. 2 to Credit Agreement dated as of February 6, 2004.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.