Form 10-Q
period 2004-06-30
GLADSTONE CAPITAL CORP
filed 2004-08-10
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 10, 2004 was 10,113,444.

GLADSTONE CAPITAL CORPORATION

PART I—FINANCIAL INFORMATION

Gladstone Capital Corporation

Consolidated Financial Statements

(Unaudited)

June 30, 2004

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	September 30, 2003

ASSETS
Investments at fair value (Cost 6/30/2004: $158,318,500; 9/30/2003: $109,529,893)	$157,247,029	$109,307,553
Cash and cash equivalents	4,895,459	21,143,972
Cash and cash equivalents pledged to creditors	55,006,917	80,022,249
Interest receivable – investments in debt securities	789,623	1,041,943
Interest receivable – cash and cash equivalents	170	955
Interest receivable – officers	22,868	108,657
Due from custodian	627,672	1,207,000
Prepaid assets	1,512,345	1,479,815
Other assets	431,715	254,519

TOTAL ASSETS	$220,533,798	$214,566,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$146,132	$23,247
Dividends payable	—	3,327,009
Borrowings under lines of credit	33,520,666	—
Accrued expenses and deferred liabilities	2,289,829	1,965,025
Repurchase agreement	53,908,596	78,449,000

Total Liabilities	$89,865,223	$83,764,281

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 10,113,444 and 10,081,844 shares issued and outstanding, respectively	$10,114	$10,082
Capital in excess of par value	140,852,913	140,416,674
Notes receivable – officers	(9,232,698)	(8,985,940)
Net unrealized depreciation on investments	(1,071,472)	(222,340)
Undistributed/(overdistributed) net investment income	109,718	(416,094)

Total Stockholders’ Equity	$130,668,575	$130,802,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,533,798	$214,566,663

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2004

(UNAUDITED)

Company (1)	Industry	Investment	Cost	Fair Value

A and G, Inc. (d/b/a Alstyle)	Activewear products	Senior Term Debt (2)	$12,250,000	$12,250,000

America’s Water Heater Rentals	Household appliances rental	Senior Term Debt (3) (5) (7)	12,000,000	12,720,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (5) Second Lien Term Debt (5)	1,283,891 3,620,033	1,277,472 3,570,257

Bear Creek Corporation	Premium horticultural and food products	Second Lien Term Debt (6)	6,000,000	6,090,000

Benetech, Inc.	Dust management systems for the coal and electric utility industries	Senior Term Debt Senior Term Debt (2)	3,250,000 3,250,000	3,250,000 3,250,000

Burt’s Bees, Inc.	Personal & household products	Senior Term Debt (6)	983,333	995,625

Coyne International Enterprises	Industrial services	Senior Term Debt (2) (4) (5)	15,658,088	15,501,507

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (5)	10,500,000	9,240,000
		Common Stock Warrants	37,000	492,284

Fugate and Associates, Inc. (d/b/a ERS Imaging)	Aggregator & Reseller - Printer Cartridges, etc.	Senior Term Debt (5) Senior Term Debt (2) (5)	1,333,332 3,150,000	1,329,999 3,134,250

Gammill, Inc.	Designer and assembler of quilting machines and accessories	Senior Term Debt (5) Senior Term Debt (2) (5)	4,835,256 4,750,000	4,853,388 4,767,813

Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (2) (5)	2,446,733	2,189,826
Kingway Acquistion, Inc.
Clymer Acquistion, Inc.

Maidenform, Inc.	Intimate apparel	Second Lien Term Debt (6)	10,003,705	10,012,500

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (5)	6,800,000	6,205,000
		First Mortgage Loan	9,231,598	9,231,598

MD Beauty, Inc.	Cosmetic and skin care products	Second Lien Term Debt	8,000,000	8,000,000

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (6)	1,938,015	1,933,392
		Second Lien Term Debt (6)	6,503,516	6,565,000

Mistras Holdings Corp.	Nondestructive testing instruments, systems and services	Senior Term Debt (2) (5) Senior Term Debt (2) (5) Senior Term Debt (2) (5)	10,000,000 5,000,000 1,000,000	9,925,000 4,950,000 1,000,000

Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (2) (5)	2,494,000	2,497,118
		Senior Term Debt (3) (5)	12,000,000	12,015,000
Total:			$158,318,500	$157,247,029

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

(3) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(4) Has some paid in kind (PIK) interest.  Refer to Note 2 “Summary of Significant Accounting Policies” of Form 10-K for the fiscal year ended September 30, 2003.

(5) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(6) Marketable securities are valued based on the bid price, as of June 30, 2004, from the respective originating syndication agent’s trading desk.

(7) Includes a success fee with a fair value of $600,000 and no cost basis.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2003

Company (1)	Industry	Investment	Cost	Fair Value

America’s Water Heater Rentals	Household appliances rental	Senior Term Debt (2) (4)	12,000,000	12,000,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (2) (3) Second Lien Term Debt (2)	3,511,667 1,500,000	3,511,667 1,500,000

Coyne International Enterprises	Industrial services	Senior Term Debt (2) (3) (4)	15,421,740	15,306,077

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (4)	10,500,000	10,421,250
		Common Stock Warrants	37,000	431,111

Fugate and Associates, Inc. (d/b/a ERS Imaging)	Aggregator & Reseller -Printer Cartridges, etc.	Senior Term Debt (4) Senior Term Debt (4)	3,412,500 1,833,333	3,412,500 1,833,333

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (2) (4) (5)	18,000,000	18,428,400

Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (2) (4)	5,775,000	4,995,375
Kingway Acquistion, Inc.
Clymer Acquistion, Inc.

Kozy Shack Enterprises, Inc.	Food production and sales	Senior Term Debt (2) (4)	900,000	909,000

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Term Debt (2) (4)	6,975,000	6,922,687
		First Mortgage Debt (3)	9,163,653	9,163,653

Mistras Holdings Corp.	Nondestructive testing instruments, systems and services	Senior Term Debt (2) Senior Term Debt (2)	10,000,000 5,000,000	10,000,000 5,000,000

Wingstop Restaurants International, Inc.	Restaurant - fast food	Senior Term Debt (4)	3,500,000	3,482,500
		Senior Debt (4)	2,000,000	1,990,000
Total:			$109,529,893	$109,307,553

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

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
INVESTMENT INCOME
Interest income – investments	$5,700,139	$3,684,284
Interest income – cash and cash equivalents	15,268	79,073
Interest income – notes receivable from officers	112,528	109,737
Managerial assistance fees	399,375	125,000
Other income	482,500	61,650
Total investment income	6,709,810	4,059,744

EXPENSES
Salaries and benefits	1,253,073	493,901
Rent	34,873	54,899
Professional fees	59,279	101,211
Directors fees	28,000	20,290
Insurance	63,369	71,883
Stockholder related costs	10,643	12,227
Financing fees	185,855	62,355
Interest	133,735	—
Loss on derivative	114,376	—
General and administrative	230,619	127,242
Total expenses	2,113,822	944,008

NET INVESTMENT INCOME	4,595,988	3,115,736

Net unrealized appreciation (depreciation) on investments	1,013,905	(744,837)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$5,609,893	$2,370,899

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.56	$0.24
Diluted	$0.54	$0.23

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,105,270	10,071,844
Diluted	10,301,390	10,256,790

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003
INVESTMENT INCOME
Interest income – investments	$13,118,652	$9,887,909
Interest income – cash and cash equivalents	81,223	390,577
Interest income – notes receivable from officers	330,698	329,078
Managerial assistance fees	1,010,606	483,000
Other income	504,500	63,906
Total investment income	15,045,679	11,154,470

EXPENSES
Salaries and benefits	2,063,549	1,405,002
Rent	106,597	164,044
Professional fees	519,229	302,478
Directors fees	85,210	54,647
Insurance	200,654	216,724
Stockholder related costs	130,623	123,659
Financing fees	479,890	62,355
Interest	158,337	—
Loss on derivative	114,376	—
General and administrative	531,032	378,079
Total expenses	4,389,497	2,706,988

NET INVESTMENT INCOME	10,656,182	8,447,482

Realized gain on sale of investment	12,500	—

Net unrealized depreciation on investments	(849,132)	(2,413)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$9,819,550	$8,445,069

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.97	$0.84
Diluted	$0.95	$0.83

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,091,576	10,071,844
Diluted	10,336,733	10,160,350

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital in Excess of	Notes Receivable From Sale of	Under/(Over) Distributed Net Investment	Realized Gain on Sale of	Unrealized Appreciation/ (Depreciation)	Total Stockholders’
	Shares	Amount	Par Value	Common Stock	Income	Investment	of Investments	Equity

Balance at September 30, 2003	10,081,844	$10,082	$140,416,674	$(8,985,940)	$(416,094)	$—	$(222,340)	$130,802,382

Issuance of Common Stock Under Stock Option Plan	31,600	32	479,837	(350,010)				129,859

Repayment of Principal on Notes Receivable				103,252				103,252

Shelf Offering			(43,598)					(43,598)

Net Increase in Stockholders’ Equity Resulting from Operations					10,656,182	12,500	(849,132)	9,819,550

Distributions Declared ($1.005 per common share)					(10,142,870)			(10,142,870)

Balance at June 30, 2004	10,113,444	$10,114	$140,852,913	$(9,232,698)	$97,218	$12,500	$(1,071,472)	$130,668,575

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30, 2004	Nine months ended June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in stockholders’ equity resulting from operations	$9,819,550	$8,445,069
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Depreciation	24,356	21,236
Amortization of premiums	835	—
Change in net unrealized depreciation	849,132	2,413
Decrease (increase) in interest receivable	338,894	(398,367)
Decrease in funds due from custodian	579,328	—
Increase in other assets	(211,042)	(1,686)
Decrease in prepaid assets	102,301	77,355
Increase in accounts payable	122,885	330,269
Increase in accrued expenses and deferred liabilities	324,804	602,350
Increase in investment balance due to payment in kind interest	(412,659)	(659,203)
Net cash provided by operating activities	11,538,384	8,419,436

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(82,267,500)	(27,000,000)
Principal repayments on investments	33,890,716	2,400,000
Proceeds from repurchase agreements	240,114,596	166,621,973
Repayment of repurchase agreements	(264,655,000)	(142,114,693)
Receipt of principal on notes receivable - officers	103,252	—
Disposal (purchase) of furniture and equipment, net	9,498	(81,127)
Net cash used in investing activities	(72,804,438)	(173,847)

CASH FLOWS FROM FINANCING ACTIVITIES:

Prepaid financing fees	(74,989)	(1,151,993)
Increase in borrowings from the line of credit	33,520,666	—
Shelf offering	(43,598)	—
Increase in accrued offering costs	(59,842)	—
Distributions paid	(13,469,879)	(6,949,574)
Exercise of employee stock options	129,851	—
Net cash provided by (used in) financing activities	20,002,209	(8,101,567)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,263,845)	144,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,166,221	91,929,328

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,902,376	$92,073,350

CASH PAID DURING PERIOD FOR INTEREST	$129,910	$—

NON-CASH FINANCING ACTIVITIES

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$350,010	$—

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three months ended June 30, 2004	Three months ended June 30, 2003

Per Share Data (1)
Net asset value at beginning of period	$12.71	$13.09
Net investment income	0.45	0.31
Realized gain on sale of investment	—	—
Net unrealized gain/(loss) on investments	0.10	(0.07)
Issuance of common stock under stock option plan	(0.01)	—
Distributions from net investment income	(0.34)	(0.29)
Repayment of principal on notes receivable	—	—
Net asset value at end of period	$12.91	$13.04

Per share market value at beginning of period	$22.41	$16.18
Per share market value at end of period	20.15	20.48
Total Return (2)(3)	-5.73%	28.37%
Shares outstanding at end of period	10,113,444	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$130,668,575	$131,353,022
Average net assets	$128,285,309	$132,823,516
Ratio of expenses to average net assets – annualized	6.59%	2.86%
Ratio of net investment income to average net assets - annualized	14.33%	7.18%

	Nine months ended June 30, 2004	Nine months ended June 30, 2003

Per Share Data (1)
Net asset value at beginning of period	$12.97	$12.97
Net investment income	1.06	0.84
Realized gain on sale of investment	—	—
Net unrealized loss on investments	(0.08)	—
Issuance of common stock under stock option plan	(0.04)	—
Distributions from net investment income	(1.01)	(0.77)
Repayment of principal on notes receivable	0.01	—
Net asset value at end of period	$12.91	$13.04

Per share market value at beginning of period	$19.45	$16.88
Per share market value at end of period	20.15	20.48
Total Return (2)(3)	8.61%	25.89%
Shares outstanding at end of period	10,113,444	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$130,668,575	$131,353,022
Average net assets	$128,269,663	$132,170,641
Ratio of expenses to average net assets – annualized	4.56%	2.74%
Ratio of net investment income to average net assets - annualized	11.08%	8.54%

(1)          Basic per share data.

(2)          Amounts were not annualized for the results of the three and nine-month periods ended June 30, 2004 and June 30, 2003.

(3)          Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 as a closed-end investment company.  The Company has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

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

NOTE 2. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of the Company are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission.

NOTE 3. STOCK OPTIONS

The following tables set forth the pro-forma effect of fair value option accounting for the three and nine months ended June 30, 2004 and June 30, 2003 in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Increase in stockholders’ equity from operations, as reported	$5,609,893	$2,370,899

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(436,209)	(684,573)

Pro-forma increase in stockholders’ equity from operations	$5,173,684	$1,686,326

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.56	$0.24
Basic, pro-forma	$0.52	$0.17

Diluted, as reported	$0.54	$0.23
Diluted, pro-forma	$0.50	$0.16

	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003

Increase in stockholders’ equity from operations, as reported	$9,819,550	$8,445,069

Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,250,990)	(2,053,718)

Pro-forma increase in stockholders’ equity from operations	$8,568,560	$6,391,351

Increase in stockholders’ equity from operations per share
Basic, as reported	$0.97	$0.84
Basic, pro-forma	$0.85	$0.63

Diluted, as reported	$0.95	$0.83
Diluted, pro-forma	$0.83	$0.63

NOTE 4. INCREASE IN STOCKHOLDERS’ EQUITY FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share	$5,609,893	$2,370,899

Denominator for basic weighted average shares	10,105,270	10,071,844

Dilutive potential shares	196,120	184,946

Denominator for diluted weighted average shares	10,301,390	10,256,790

Basic net increase in stockholders’ equity resulting from operations per common share	$0.56	$0.24
Diluted net increase in stockholders’ equity resulting from operations per common share	$0.54	$0.23

	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share	$9,819,550	$8,445,069

Denominator for basic weighted average shares	10,091,576	10,071,844

Dilutive potential shares	245,157	88,506

Denominator for diluted weighted average shares	10,336,733	10,160,350

Basic net increase in stockholders’ equity resulting from operations per common share	$0.97	$0.84
Diluted net increase in stockholders’ equity resulting from operations per common share	$0.95	$0.83

NOTE 5. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, a dividend is declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.  Effective October 31, 2003, the Company began paying a monthly dividend.  The following table illustrates the 2004 fiscal year monthly dividends per share and the 2003 fiscal year quarterly dividends per share:

Record Date	Payment Date	Dividend per Share	Monthly or Quarterly
Sep. 17, 2004	Sep. 30, 2004	$0.12	Monthly
Aug. 18, 2004	Aug. 31, 2004	$0.12	Monthly
Jul. 19, 2004	Jul. 30, 2004	$0.12	Monthly
Jun. 17, 2004	Jun. 30, 2004	$0.115	Monthly
May 17, 2004	May 28, 2004	$0.115	Monthly
Apr. 19, 2004	Apr. 30, 2004	$0.115	Monthly
Mar. 18, 2004	Mar. 31, 2004	$0.11	Monthly
Feb. 16, 2004	Feb. 27, 2004	$0.11	Monthly
Jan. 19, 2004	Jan. 30, 2004	$0.11	Monthly
Dec. 18, 2003	Dec. 31, 2003	$0.11	Monthly
Nov. 17, 2003	Nov. 28, 2003	$0.11	Monthly
Oct. 20, 2003	Oct. 31, 2003	$0.11	Monthly

Sept. 30, 2003	Oct. 6, 2003	$0.33	Quarterly
June 30, 2003	July 7, 2003	$0.29	Quarterly
March 31, 2003	April 7, 2003	$0.25	Quarterly
Dec. 31, 2002	Jan 7, 2003	$0.23	Quarterly

NOTE 6. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a market exists, such as participations in syndicated loans, are valued at the bid price on the valuation date.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2003, the Company engaged Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind(“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success or exit fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a lag between when the Company closes a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of the loan in accordance with the Company’s valuation policy.  Because S&P does not perform independent valuations of mortgage loans or equity securities, the Board of Directors also determines the fair value of these investments without the input of S&P.  The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations.

NOTE 7. LOAN AND MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies.  The Company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments.  Such fees are normally paid at the closing of the Company’s investments and are generally non-recurring.  These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice.  For the three and nine months ended June 30, 2004 these fees totaled $399,375 and $1,010,606, respectively, and $125,000 and $483,000 for the three and nine months ended June 30, 2003, respectively.

From time to time, the Company will be invited to participate as a co-lender in a transaction.  Where the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations will be deferred and amortized over the life of the loan.

NOTE 8. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio, that contain a payment in kind (“PIK”) provision. The PIK interest is added to the principal balance of the loan and recorded as income.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three and nine months ended June 30, 2004, the Company recorded PIK income of $136,647 and $413,052, respectively, and for the three and nine months ended June 30, 2003, the Company recorded PIK income of $232,572 and $667,648, respectively.  At June 30, 2004 and September 30, 2003 the Company had accrued on its balance sheets, a total in PIK income of $998,440 and $608,572 respectively.  The Company does not hold any investments issued at original issue discount and accordingly, has not realized any original issue discount income for the three and nine months ended June 30, 2004 or June 30, 2003.

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

On June 30, 2004, the Company entered into a Repurchase Agreement with UBS Paine Webber for $53,908,596, which agreement was settled on July 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $55,020,000 and a carrying value of $55,006,917 that matured on July 8, 2004.  The interest rate on the Repurchase Agreement was 1.09%.  On September 30, 2003, the Company entered into a Repurchase Agreement with UBS for $78,449,000, which agreement was settled on October 1, 2003.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $80,050,000 and a carrying value of $80,022,249 that matured on October 16, 2003.  The interest rate on the Repurchase Agreement was 0.80%.

NOTE 10. CONTRACTUAL OBLIGATIONS

The Company occupies its McLean, Virginia office space pursuant to a license agreement scheduled to expire on October 31, 2004.  The Company’s New York, New York office facility has a service agreement scheduled to expire August 31, 2004.  During May 2004 the Company also entered into a service agreement for the Chicago, Illinois office, scheduled to expire on June 30, 2005.  The future scheduled payments are as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office Lease Obligations	$108,801	$103,060	$5,741	—	—
Total	$108,801	$103,060	$5,741	—	—

NOTE 11. LINES OF CREDIT

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matures on June 1, 2005.  Interest on outstanding borrowings is based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of June 30, 2004, there was $12.25 million outstanding under the BB&T line of credit at an interest rate of 3.625%.  At June 30, 2004 the Company was in compliance with all covenants under the BB&T Agreement.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has obtained a $100 million revolving credit facility.  On May 19, 2003, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc., as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from the Company to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the facility are based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of June 30, 2004, the outstanding principal balance under this credit facility was approximately $21.3 million at an interest rate of 2.44%.

The facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2004, Business Loan was in compliance with all of the facility covenants.  The Company currently intends to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

Gladstone Capital Advisers, Inc. (“Advisers”), the Company’s servicing subsidiary, services the loans pledged under the facility.  As a condition to this servicing arrangement, the Company executed a Performance Guaranty pursuant to which it guaranteed that Advisers would comply fully with all of its obligations under the facility.  The Performance Guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2004, the Company was in compliance with all covenants under the Performance Guaranty.

NOTE 12. INTEREST RATE CAP AGREEMENT

Pursuant to the CIBC World Markets, Inc. line of credit, the Company agreed to enter into hedging transactions, and as such purchased an interest rate cap agreement in February 2004 as a result of borrowings under the line of credit.  The transaction effectively limits the interest rate on a portion of these borrowings.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000 and a current fair value of approximately $169,000 which is recorded in other assets on the Company’s consolidated balance sheet at June 30, 2004.  The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

NOTE 13. DEFERRED COMPENSATION PLAN

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

NOTE 14. ADVISORY AGREEMENT WITH GLADSTONE MANAGEMENT CORPORATION

At the Company’s 2004 annual meeting of stockholders, the stockholders approved a proposal to enter into an advisory agreement with Gladstone Management Corporation (“Gladstone Management”), an affiliate of the Company, whereby the Company would pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. The Company would continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses.  Under the proposed advisory agreement, Gladstone Management will also provide the managerial assistance services that the Company has historically made available to its portfolio companies.  The Company expects to engage Gladstone Management effective October 1, 2004, the first day of the 2005 fiscal year, however the Company cannot predict with certainty when this engagement will take effect.

NOTE 15. SUBSEQUENT EVENTS

In July 2004, the Company entered into a $4.0 million senior term debt with Allied Extruders, Inc., a manufacturer of polyethylene film.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone , Terry Lee Brubaker, or George Stelljes III; (4) our inability to maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 11, 2003. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. The amount of PIK interest accrued on our balance sheet as of June 30, 2004 was approximately $998,000.

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

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower’s business and reaching agreement on the legal documentation for the loan. Typically, upon execution of the non-binding term sheet, the potential borrower pays us a non-refundable fee for our services rendered through the date of the non-binding term sheet. We have historically recognized this as management fee revenue upon execution of the non-binding term sheet.  Following the externalization of our management, these services will be provided by Gladstone Management.

Our business plan has historically called for managerial assistance fee revenue to equal or exceed our operating expenses (excluding interest expense). However, during the quarters ended June 30, 2004, and June 30, 2003, operating expenses (excluding interest expense) exceeded managerial assistance fee revenue by approximately $1.4 million and $819,000, respectively, and approximately $3.1 million and $1.6 million for the nine months ended June 30, 2004 and June 30, 2003, respectively.  Because we typically generate managerial assistance fee revenue only when we make new loans, our relatively slow pace of loans during the 2003 led to this shortfall.  Although the pace of loans in fiscal year 2004 has increased, a number of the investments we have made this year have been syndicated loan investments which did not have these managerial fees associated with them, which is customary for such loans.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the proposed transaction. Any amounts collected are recognized as “other income” in the quarter in which such reimbursement is received. Also, in the event that we have incurred significant legal fees in connection with the transaction, we will typically also seek reimbursement for these expenses from the proposed borrower.   Following our engagement of Gladstone Management, any amounts collected for expenses incurred by Gladstone Management in connection with unconsummated investments will be reimbursed to Gladstone Management.  Amounts collected for these expenses incurred by us will continue to be reimbursed to us. However, there can be no guarantee that we will be successful in collecting any such reimbursements.

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

The general economic climate during the quarter and nine months ended June 30, 2004 and the previous fiscal year ended September 30, 2003 was unfavorable.  Many businesses saw their sales and business prospects decline during the year.  Consequently, many of these companies were forced to lay off employees and engage in other cost cutting measures.  As a result of the difficult business climate, we determined it prudent to proceed cautiously in making loans during these periods.  Since our initial public offering in August 2001, we have made 39different loans to, or investments in, 23 companies for a total of approximately $214.2 million.  During the nine months ended June 30, 2004, three companies paid in full their outstanding loan balances in the aggregate of approximately $24.3 million and we entered into new loans with 9 companies, in the aggregate amount of approximately $82.3 million.

In spite of the economic environment, we are earnestly working toward the consummation of more investments. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we cannot assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

In July 2003, we entered into an expense sharing arrangement with Gladstone Management Corporation (“Gladstone Management”), a registered investment adviser that serves as the external adviser to Gladstone Commercial Corporation, a real estate investment trust affiliated with us. Under this expense sharing arrangement, Gladstone Management reimburses Gladstone Capital Advisers for a portion of our total payroll and benefits expenses (based on the percentage of total hours worked by each employee on Gladstone Commercial matters). Gladstone Management also reimburses Gladstone Capital Advisers for its pro rata portion of all other general expenses (based on the percentage of total hours worked by all employees on Gladstone Commercial matters). Gladstone Management further passes its share of these expenses along to Gladstone Commercial under a separate advisory agreement. As a result of this expense sharing arrangement, certain of our expenses, such as rent and insurance, declined during the quarter and nine months ended June 30, 2004. The actual amount of our expenses in future periods will depend upon the relative time that our personnel spend on our and Gladstone Commercial matters.   In the near term, we expect to hire additional personnel that will devote a substantial portion of their time to our matters, resulting in an increase in our expenses as compared to the quarter ended June 30, 2004.  We expect these expenses to continue to increase in subsequent periods until the externalization of our management as described below.   Following our engagement of Gladstone Management, Gladstone Management will pay its payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers and Gladstone Management will terminate upon the externalization of our management.

At our 2004 annual meeting of stockholders our stockholders approved a proposal to enter into an advisory agreement with Gladstone Management, whereby we would pay Gladstone Management an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. We would continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses.  While we expect to engage Gladstone Management effective October 1, 2004, the first day of our 2005 fiscal year, we cannot determine with certainty when this engagement will take effect.

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

We value our investment portfolio each quarter. Members of our portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts.  These individuals also consult with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  As of March 31, 2003, we engaged Standard & Poor’s Loan Evaluation Service (S&P) to help evaluate the value of the majority of our loan securities.  Since June 30, 2003, our S&P engagement includes evaluations on exit (also known as “success”) fees (conditional interest included in some loan securities).  We and S&P only evaluate the value of an exit fee if the probability of receiving the exit fee on a given loan is above 6-8%, a threshold of significance, in which case a value is assigned.  Upon completing the data collection, the valuation data is presented to S&P.  S&P makes its independent assessment of the data and assesses its own data to determine market values for the securities.  With regard to its work, S&P has issued the following paragraph:

S&P provides evaluated price opinions which are reflective of what S&P believes the bid side of the market would be for each loan after careful review and analysis of descriptive, market and credit information.  Each price reflects S&P’s best judgment based upon careful examination of a variety of market factors.  Because of fluctuation in the market and in other factors beyond its control, S&P cannot guarantee these evaluations.  The evaluations reflect the market prices, or estimates thereof, on the date specified.  The prices are based on comparable market prices for similar securities.  Market information has been obtained from reputable secondary market sources.  Although these sources are considered reliable, S&P cannot guarantee their accuracy.

With our assessment and S&P value estimates as a backdrop, our Board of Directors votes to accept or not accept the analyses and values recommended by management and S&P.  At June 30, 2004, the Board of Directors elected to accept the valuations recommended by S&P on those loans as denoted on the Schedule of Investments as of June 30, 2004 in our consolidated financial statements.  Because there is a lag between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of these loans in accordance with our valuation policy.  Because S&P does not provide values for mortgage loans or equity securities, the Board of Directors also determines the fair value of these investments using our valuation policy without the input of S&P.

General Valuation Policy: We carry our investments at fair value, as determined by our Board of Directors.  Securities that are publicly traded, if any, are valued at the closing price on the valuation date. Securities for which a market exists, such as participations in syndicated loans, are valued at the bid price on the valuation date.  Debt and equity securities that are not publicly traded or for which we have various degrees of trading restrictions, are valued at fair value as determined in good faith by our Board of Directors.  In making the good faith determination of the securities, we start with the cost basis of the security, which includes the amortized original issue discount, exit fee (conditional interest) and PIK interest, if any.  We then apply the methods set out below in Valuation Methods.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

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

At September 30, 2003, the average debt security was risk rated 7.8 for all debt securities and the weighted average risk rating was 7.6 for all the debt securities.  At June 30, 2004 the average debt security was risk rated 7.4 for all debt securities and the weighted average risk rating was 7.3 for all debt securities. The highest rated loan was 9.0 and the lowest was 5.0. The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default using the expanded risk rating scale.

Rating	June 30, 2004	March 31, 2004	December 31, 2003
Average	7.4	7.7	7.8
Weighted Average	7.3	7.7	7.6
Highest	9.0	9.0	9.0
Lowest	5.0	6.0	7.0

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual. At September 30, 2003 and June 30, 2004 no payments were past due on any of our debt securities. We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if there is a market for the debt security.  If there is a market, then we will determine the value based on the market prices for the security, even if that market is not robust.  At September 20, 2003, there was no market for any of the debt securities in our portfolio. At June 30, 2004, we determined that there was a market for five debt securities in our portfolio.  For debt securities where there is no market, we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we may use some or all of the following items:

•                  financial standing of the issuer of the security;

•                  comparison of the business and financial plan of the issuer with actual results;

•                  the cost of the security;

•                  the size of the security held as it relates to the liquidity of the market for such securities;

•                  contractual restrictions on the disposition of the security;

•                  pending public offering of the issuer of the security;

•                  pending reorganization activity affecting the issuer such as mergers or debt restructuring;

•                  reported prices of similar securities of the issuer or comparable issuers;

•                  ability of the issuer to obtain needed financing;

•                  changes in the economy affecting the issuer;

•                  recent purchases or sale of a security of the issuer;

•                  pricing by other buyers or sellers of similar securities;

•                  financial statements of the borrower;

•                  reports from portfolio company senior management and ownership;

•                  the type of security;

•                  cost at date of purchase;

•                  size of holding;

•                  discount from market value of unrestricted securities of the same class at the time of purchase;

•                  special reports prepared by analysts;

•                  information as to any transactions or offers with respect to the security;

•                  existence of merger proposals or tender offers affecting the securities;

•                  the collateral;

•                  the issuer’s ability to make payments;

•                  the current and forecasted earnings of the issuer;

•                  sales to third parties of similar securities;

•                  statistical ratios compared to lending standards;

•                  statistical ratios compared to other similar securities; and

•                  other pertinent factors.

For convertible debt, equity, exit fees or other equity like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At June 30, 2004 and September 30, 2003 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sales price in the future and valuation of the securities based on the recent sale of comparable transactions and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At June 30, 2004 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $158,281,500.

At June 30, 2004, America’s Water Heater Rentals senior loan had an appreciation of $720,000 in its value as a result of the value applied to the exit fee.  Also, the value of our warrants in Finn Corporation had an appreciation of $455,284 at June 30, 2004.  This aforementionned appreciation plus appreciation of $226,634 on certain other investments, overall appreciation of $1,401,918, partially offsets total depreciation of $2,473,388, which was mainly composed of our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $1,260,000, our senior subordinated term debt investment in Marcal Paper Mills, Inc. of $595,000, and our senior term debt investment in Inca Metal Products Corporation of $256,907.

Managerial Assistance Fees

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. We provide managerial assistance to our portfolio companies in connection with our investments through our wholly owned subsidiary, Gladstone Capital Advisers, Inc. and receive fees for our managerial assistance services. These fees are normally paid at the closing of our investments in our portfolio companies, are generally non-recurring and are recognized as revenue when earned. The managerial assistance services we provide vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant managerial assistance services in connection with our investment, loan fees paid to us in such situations are deferred and amortized over the life of the loan.  Following our transition to external management these managerial assistance services will be made available by Gladstone Management.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

Investment Income

Investment income for the three months ended June 30, 2004 was approximately $6.7 million as compared to $4.1 million for the three months ended June 30, 2003. This increase was primarily a result of increased interest income from an increased number of investments as compared to the same period of the prior year as well as the collection of approximately $1.5 million in exit fees upon the full repayment of two loans during the three months ended June 30, 2004.

Interest income from our investments in debt securities of private companies was approximately $5.7 million, including $137,000 of PIK interest, for the three months ended June 30, 2004 as compared to $3.7 million for the three months ended June 30, 2003, which included $233,000 of PIK interest. This increase was primarily a result of an increase in investments of $53.3 million at June 30, 2004 as compared to investments at June 30, 2003, as well as the collection of approximately $1.5 million of exit fees upon the full repayment of two loans during the three months ended June 30, 2004.

The annualized weighted average yield on our portfolio for the three months ended June 30, 2004 was 15.99% (without giving effect to PIK interest) and 16.37% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the three months ended June 30, 2003 was 13.24% (without giving effect to PIK interest) and 15.25% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended June 30, 2004 was approximately $15,000, as compared to $79,000 for the three months ended June 30, 2003. This decrease was primarily a result of a decrease in invested cash and cash equivalents because of the $102.3 million of new investments made between June 30, 2003 and June 30, 2004.

For the three months ended June 30, 2004 and June 30, 2003, we recorded approximately $113,000 and $110,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

Managerial assistance fees were $399,000 for the three months ended June 30, 2004, as compared to $125,000 for the three months ended June 30, 2003. This increase was a result of the closing of three investments in the aggregate of $19.75 million (Benetech, Inc., Mistras Holdings Corp. and A and G, Inc.) providing such fees during the three months ended June 30, 2004 as compared to closing of $5.5 million investments (Fugate and Associates) providing such fees during the three months ended June 30, 2003.

Operating Expenses

Operating expenses for the three months ended June 30, 2004 were approximately $2.1 million, as compared to approximately $944,000 for the three months ended June 30, 2003. This increase was mainly a result of an increase in salaries and benefits, directors fees, financing fees, and interest expense.

Salaries and benefits for the three months ended June 30, 2004 were approximately $1.3 million, as compared to approximately $494,000 for the three months ended June 30, 2003. The increase is attributable primarily to our Board of Directors declaration of an $800,000 quarterly bonus to employees based on our performance during the three months ended June 30, 2004.  While salaries and benefits are allocated according to the expense sharing arrangement with Gladstone Management which allocates expenses to Gladstone Management based on each employee’s time spent on Gladstone Commercial Corporation’s matters, no portion of the quarterly bonus was allocated to Gladstone Management as it was solely attributable to the performance of Gladstone Capital Corporation.  Without giving effect to this bonus, salaries and benefits were roughly unchanged for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.  Although personnel count was significantly higher as of June 30, 2004 than June 30, 2003, this increase was offset by savings attributable to the expense sharing arrangement with Gladstone Management.

Rent expense for the three months ended June 30, 2004 was approximately $34,000, as compared to approximately $55,000 for the three months ended June 30, 2003.  The decrease in rent is due primarily to the expense sharing arrangement with Gladstone Management, which allocates general expenses to Gladstone Management based on the ratio of all employees’ time spent on Gladstone Commercial Corporation’s matters to total time spent.

Professional fees, consisting primarily of legal and audit fees, for the three months ended June 30, 2004 were approximately $59,000, as compared to approximately $101,000 for the three months ended June 30, 2003.  The decrease is due primarily to a decrease in legal fees, resulting from the incurrence of significant legal expenses during the three months ended June 30, 2003 in connection with the establishment of our warehouse line of credit.

Directors’ fees for the three months ended June 30, 2004 were approximately $28,000, as compared to approximately $20,000 for the three months ended June 30, 2003. The increase is due to the addition of two new directors during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Insurance expense for the three months ended June 30, 2004 was approximately $63,000, as compared to approximately $72,000 for the three months ended June 30, 2003. The decrease is due to the expense sharing arrangement with Gladstone Management which allocates general expenses to Gladstone Management based on the ratio of time spent by all employees on Gladstone Commercial Corporation’s matters to total time spent.

Stockholder related costs for the three months ended June 30, 2004 were approximately $11,000, as compared to approximately $12,000 for the three months ended June 30, 2003.  Stockholder related costs include such items as transfer agent fees, electronic filing and printing of various stockholder reports.

Financing fees consist of the related service fees associated with our line of credit, backup service, interest rate cap agreement and the amortization of deferred financing costs.  Financing fees were approximately $186,000 for the three months ended June 30, 2004 and $62,000 for the three months ended June 30, 2003.   As we entered into the warehouse line of credit in May 2003, the increase in financing fees is primarily a result of the incurrence of financing fees for the full three month period ended June 30, 2004, as compared to a shorter period of time during the three months ended June 30, 2003.

Interest expense for the three months ended June 30, 2004 was approximately $134,000 and was incurred on borrowings from our lines of credit.  There was no interest expense for the three months ended June 30, 2003 because there were no borrowings outstanding.

As a result of the decline in the fair market valuation of our interest rate cap agreement, we recognized a loss on derivative of approximately $114,000 for the three months ended June 30, 2004.  There were no derivatives in place during the three months ended June 30, 2003.

General and administrative expenses, consisting primarily of office operations, travel, data communications and supplies expenses, were approximately $231,000 for the three months ended June 30, 2004, as compared to approximately $127,000 for the three months ended June 30, 2003. This increase is primarily a result of expenses from increased operations, including increased personnel and related recruiting fees during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.  General and administrative expenses for the three months ended June 30, 2004 also reflect expenses incurred in connection with the disposal of several inactive fixed assets, as well as an increase in depreciation due to the purchase of computer equipment for new personnel. This increase is partially offset by savings associated with the expense sharing arrangement with Gladstone Management, which allocates general expenses to Gladstone Management based on the ratio of all employees’ time spent on Gladstone Commercial Corporation’s matters to total time spent.

Net Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2004, we recorded net unrealized appreciation on investments of approximately $1.0 million as compared to net unrealized depreciation of approximately $745,000 for the three months ended June 30, 2003.  The net unrealized appreciation is mainly attributable to America’s Water Heater Rentals, appreciation of the Finn Corporation warrants, and Bear Creek Corporation.

Net Increase in Stockholders’ Equity from Operations

Overall, we realized a net increase in stockholders’ equity resulting from operations of approximately $5.6 million for the three months ended June 30, 2004.  Based on a weighted-average of 10,105,270 (basic) and 10,301,390 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per weighted average common share for the three months ended June 30, 2004 was $0.56 (basic) and $0.54 (diluted).

For the three months ended June 30, 2003, we realized a net increase in stockholders’ equity resulting from operations of approximately $2.4 million.  Based on a weighted-average of 10,071,844 (basic) and 10,256,790 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per weighted average common share for the three months ended June 30, 2003 was $0.24 (basic) and $0.23 (diluted).

Comparison of the nine months ended June 30, 2004 to the nine months ended June 30, 2003

Investment Income

Investment income for the nine months ended June 30, 2004 was approximately $15.0 million as compared to $11.1 million for the nine months ended June 30, 2003. This increase was primarily a result of increased interest income from an increased number of investments as compared to the same period of the prior year as well as the collection of approximately $1.5 million of exit fees upon the full repayment of two loans.

Interest income from our investments in debt securities of private companies was approximately $13.1 million, including $413,000 of PIK interest, for the nine months ended June 30, 2004 as compared to $9.9 million, including $668,000 of PIK interest, for the nine months ended June 30, 2003. This increase was primarily a result of an increase in investments of $53.3 million at June 30, 2004 as compared to investments at June 30, 2003, as well as the collection of approximately $1.5 million of exit fees upon the full repayment of two loans.

The annualized weighted average yield on our portfolio for the nine months ended June 30, 2004 was 13.57% (without giving effect to PIK interest) and 13.89% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the nine months ended June 30, 2003 was 13.48% (without giving effect to PIK interest) and 14.34% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the nine months ended June 30, 2004 was approximately $81,000, as compared to $391,000 for the nine months ended June 30, 2003. This decrease was primarily a result of a decrease in invested cash and cash equivalents because of the $102.3 million of new investments made between June 30, 2003 and June 30, 2004.

For the nine months ended June 30, 2004 and June 30, 2003, we recorded approximately $331,000 and $329,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.  In March 2004 we extended a $350,000 loan to an employee for the exercise of employee stock options.

Managerial assistance fees were approximately $1.0 million for the nine months ended June 30, 2004, as compared to $483,000 for the nine months ended June 30, 2003. This increase was mainly attributable to the closing of the Gammill, Inc., Woven Electronics Corp., Benetech, Inc., Mistras Holdings Corp. ($1.0 million investment) and A and G, Inc. investments, in the approximate aggregate amount of $48.8 million providing such fees during the nine months ended June 30, 2004, as compared to the closing of Wingstop Restaurants, America’s Water Heater Rentals, and Fugate and Associates investments, in the approximate aggregate amount of $23.0 million providing such fees during the nine months ended June 30, 2003.

Operating Expenses

Operating expenses for the nine months ended June 30, 2004 were approximately $4.4 million, as compared to approximately $2.7 million for the nine months ended June 30, 2003. This increase was primarily a result of an increase in salaries and benefits, professional fees, directors fees, stockholder related costs, financing fees and interest expense.

Salaries and benefits for the nine months ended June 30, 2004 were approximately $2.1 million, as compared to approximately $1.4 million for the nine months ended June 30, 2003. The increase is attributable primarily to our board of directors’ declaration of an $800,000 quarterly bonus to employees based on our performance during the three months ended June 30, 2004.  While salaries and benefits are allocated according to the expense sharing arrangement with Gladstone Management, which allocates expenses to Gladstone Management based on each employee’s time spent on Gladstone Commercial Corporation’s matters, no portion of the quarterly bonus was allocated to Gladstone Management because the bonus was solely attributable to the performance of Gladstone Capital Corporation.  Without giving effect to this bonus, salaries and benefits decreased for the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003.  Although personnel count was significantly higher as of June 30, 2004 than June 30, 2003, this increase was more than offset by savings attributable to the expense sharing arrangement with Gladstone Management.

Rent expense for the nine months ended June 30, 2004 was approximately $107,000, as compared to approximately $164,000 for the nine months ended June 30, 2003.  The decrease in rent is due to the expense sharing arrangement with Gladstone Management which allocates general expenses to Gladstone Management based on the ratio of all employees’ time spent on Gladstone Commercial Corporation’s matters to total time spent.

Professional fees, consisting primarily of legal and audit fees, for the nine months ended June 30, 2004 were approximately $519,000, as compared to approximately $302,000 for the nine months ended June 30, 2003.  The increase is due primarily to an increase in legal fees associated Securities and Exchange Commission filings, as well as certain non-reimbursable due diligence fees incurred in connection with participations in syndicated investments.

Directors’ fees for the nine months ended June 30, 2004 were approximately $85,000, as compared to approximately $55,000 for the nine months ended June 30, 2003. The increase is due to the addition of two new directors during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.

Insurance expense for the nine months ended June 30, 2004 was approximately $201,000, as compared to approximately $217,000 for the nine months ended June 30, 2003.  The decrease is due primarily to the expense sharing arrangement with Gladstone Management which allocates general expenses to Gladstone Management based on a ratio of all employees’ time spent on Gladstone Commercial Corporation’s matters to total time spent.

Stockholder related costs for the nine months ended June 30, 2004 were approximately $131,000, as compared to approximately $124,000 for the nine months ended June 30, 2003.

Financing fees were approximately $480,000 for the nine months ended June 30, 2004, as compared to $62,000 for the nine months ended June 30, 2003.  As we entered into the warehouse line of credit in May 2003, the increase in financing fees is primarily a result of the incurrence of financing fees for the full nine month period ended June 30, 2004, as compared to a shorter period of time during the nine months ended June 30, 2003.

Interest expense for the nine months ended June 30, 2004 was approximately $158,000 and was incurred on borrowings from our line of credit.  There was no interest expense for the nine months ended June 30, 2004 as there were no borrowings outstanding before that date.

As a result of the decline in the fair market valuation of our interest rate cap agreement, we recognized a loss on derivative of approximately $114,000 for the nine months ended June 30, 2004.  There were no derivatives in place during the nine months ended June 30, 2003.

General and administrative expenses, consisting primarily of office operations, travel, data communications, and supplies expenses, were approximately $531,000 for the nine months ended June 30, 2004, as compared to approximately $378,000 for the nine months ended June 30, 2003. This increase was primarily a result of the related expenses from increased operations, including increased personnel and related recruiting fees, during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.  General and administrative expenses for the nine months ended June 30, 2004 also reflect expenses incurred in connection with the disposal of several inactive fixed assets, as well as an increase in depreciation due to the purchase of computer equipment for new personnel. This increase is partially offset by savings associated with the expense sharing arrangement with Gladstone Management, which allocates general expenses to Gladstone Management based on the ratio of all employees’ time spent on Gladstone Commercial Corporation’s matters to total time spent.

Realized Gain on Sale of Investment

During the nine months ended June 30, 2004, we bought and shortly thereafter sold a $1.0 million investment in Metokote Corporation for a gain of $12,500.

Net Unrealized Depreciation on Investments

For the nine months ended June 30, 2004, we recorded net unrealized depreciation on investments of approximately $849,000 as compared to net unrealized depreciation of approximately $2,000 for the nine months ended June 30, 2003.  The increase in net unrealized depreciation is due to more investments as compared to June 30, 2003.

Net Increase in Stockholders’ Equity from Operations

We realized a net increase in stockholders’ equity resulting from operations of approximately $9.8 million for the nine months ended June 30, 2004.  Based on a weighted-average of 10,091,576 (basic) and 10,336,733 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per common share for the nine months ended June 30, 2004 was $0.97 (basic) and $0.95 (diluted).

For the nine months ended June 30, 2003, we realized a net increase in stockholders’ equity resulting from operations of approximately $8.4 million.  Based on a weighted-average of 10,071,844 (basic) and 10,160,350 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per common share for the nine months ended June 30, 2003 was $0.84 (basic) and $0.83 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had investments in debt securities of, or loans to, 17 private companies, totaling approximately $158.3 million of total investment assets. This number includes approximately $413,000 in accrued PIK interest income for the nine months ended June 30,2004, which as described in “Overview,” is added to the carrying value of our investments.

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

In April 2004, we sold $4.6 million of our principal portions of our investments in Gammill, Inc.  Our remaining investments in Gammill, subsequent to the sale, are $4.963 million and $4.75 million.  Another portfolio company, Wingstop Restaurants International, Inc. repaid its $5,375,000 outstanding loan obligations in April 2004.  Wingstop Restaurants International, Inc. also remitted related prepayment fees and an exit fee with its final payment.

During May 2004, we entered into a $6.5 million loan investment with Benetech Inc., which specializes in dust management systems for the coal and electric utility industries, purchased an additional $2.0 million participation investment with Medassets, Inc., and purchased a $10.0 million participation in Maidenform, Inc., a manufacturer of intimate apparel.

During June 2004, we extended an additional $1.0 million loan to Mistras Holdings Corp. and also invested in a $12.25 million loan to A and G, Inc. a manufacturer of activewear products.  We also purchased an $8.0 million participation in MD Beauty, Inc., a maker of natural cosmetic and skincare products and a $6.0 million participation in Bear Creek Corporation, a purveyor of premium catalog food products.

In June 2004, Home Care Supply Inc. repaid its entire $18.0 million outstanding loan obligation and remitted prepayment fees and a success fee with its final payment.

In July 2004, we entered into a $4.0 million loan investment with Allied Extruders, Inc., a manufacturer of polyethylene film.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount
2004	$1,205,525
2005	$5,677,204
2006	$20,313,428
2007	$40,480,874
2008	$30,947,359
Thereafter	$59,694,110
Total	$158,318,500

Net cash provided by operating activities for the nine months ended June 30, 2004, consisting primarily of the items described in “Results of Operations,” was approximately $11.5 million.  Net cash used in investing activities was approximately $72.8 million during the nine months ended June 30, 2004. Net cash used in investing activities was primarily due to new investments in the aggregate amount of $82.3 million, offset by principal repayments of $33.9 million from our portfolio companies and, to a lesser extent, repayment of repurchase agreements in the aggregate amount of $264.7 million, offset by the proceeds of repurchase agreements in the aggregate amount of $240.1 million.  Net cash provided by financing activities was approximately $20.0 million for the nine months ended June 30, 2004 and consisted primarily of $33.5 million borrowed under our lines of credit in order to purchase new investments, partially offset by the payment of dividends, in an aggregate amount of approximately $13.5 million.

As a result of the above factors, during the nine months ended June 30, 2004, cash and cash equivalents decreased from approximately $101.1 million at the beginning of the period to approximately $59.9 million at the end of the period.

On June 30, 2004, we entered into a Repurchase Agreement with UBS Paine Webber for $53,908,596, which agreement was settled on July 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of approximately $55.0 million and a carrying value of approximately $56.0 million that matured on July 8, 2004.  The interest rate on the Repurchase Agreement was 1.09%.  This repurchase agreement was reflected on our balance sheet as of June 30, 2004 as cash and cash equivalents pledged to creditors in the amount of approximately $55.0 million, along with a corresponding liability for approximately $53.9 million. The repurchase agreement was settled on July 1, 2004. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid a monthly cash dividend of $0.11 per common share for October, November and December 2003 and January, February, and March 2004 and a monthly cash dividend of $0.115 per common share for April, May and June 2004. We also declared a monthly cash dividend of $0.12 per common share for July, August, and September 2004. The July dividend was paid on July 30, 2004 and the August and September dividends are expected to be paid on the last day of each month.

We anticipate continuing to borrow funds and, from time to time issuing additional equity securities to obtain additional capital to make further investments. To this end, we have filed with the Securities and Exchange Commission (“SEC”) a registration statement that would permit us to issue, through one or more transactions, up to an aggregate of $75 million in securities, which may consist of shares of our common stock, preferred stock, and/or debt securities.  The SEC has declared this registration statement effective.  However, we currently have no immediate plans to issue any securities under the registration statement and there can be no guarantee that we will be able to sell additional securities on terms acceptable to us, if at all.

Revolving Credit Facilities

Through our wholly-owned subsidiary, Gladstone Business Loan LLC (“Business Loan”), we have obtained a $100 million revolving credit facility.  On May 19, 2003, we executed a Purchase and Sale Agreement pursuant to which we agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc., as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from us to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the facility will be based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of June 30, 2004, our outstanding principal balance under this credit facility was approximately $21.3 million at an interest rate of 2.44%.

The facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2004, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

Our wholly-owned subsidiary, Gladstone Capital Advisers, Inc. (“Advisers”), services the loans pledged under the credit facility.  As a condition to this servicing arrangement, we executed a Performance Guaranty pursuant to which we guaranteed that Advisers would comply fully with all of its obligations under the credit facility.  The Performance Guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2004, we were in compliance with our covenants under the Performance Guaranty.

In June 2004, we entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matures on June 1, 2005.  Interest on outstanding borrowings is based on the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires us to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of June 30, 2004, there was $12.25 million outstanding under the BB&T line of credit at an interest rate of 3.625%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates.  Currently our portfolio has approximately 33% of the total of the loan portfolio cost basis at fixed rates, approximately 40% of the total loan portfolio cost basis at variable rates with a floor and the remaining 27% of the total loan portfolio cost basis at variable rates.

In addition, we have two variable rate borrowing facilities.  We have a $100 million revolving credit facility with CIBC World Markets which matures in May 2005.  We also have a $15 million line of credit agreement which matures in June 2005.

To illustrate the potential impact of changes in interest rates on our net increase in stockholders’ equity resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in stockholders’ equity resulting from operations by $401,000 or 3.2%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the latest twelve months ended June 30, 2004.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in stockholders’ equity resulting from operations by $401,000, or 3.2%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the latest twelve months ended June 30, 2004.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in stockholders’ equity resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at the point which one month LIBOR exceed the payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At June 30, 2004, the cap agreement had a fair market value of approximately $169,000.  At June 30, 2004, the one month LIBOR rate was approximately 1.36%.

In the event that we securitize a portion of our loan portfolio, we believe that we will likely be required to enter into further hedging arrangements in the future with respect to securitized loans.  While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2004, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

See the exhibit index.

(b)                                  REPORTS ON FORM 8-K

On May 14, 2004, we furnished to the SEC under Item 12 of Form 8-K, our press release, dated May 13, 2004, announcing our results of operations for the quarter ended March 31, 2004.  In accordance with the regulations of the SEC, this report was deemed to be furnished to, rather than filed with, the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: August 10, 2004

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.20	Amendment No. 3 to Credit Agreement dated as of May 28, 2004.

10.21

Second Amendment to Employment Agreement dated July 15, 2003 between the Company and David Gladstone, incorporated by reference to Exhibit k.14 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed July 15, 2004.

10.22

Amendment to Employment Agreement dated July 15, 2003 between the Company and Terry Lee Brubaker, incorporated by reference to Exhibit k.15 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed July 15, 2004.

10.23

Amendment to Employment Agreement dated July 15, 2003 between the Company and George Stelljes III, incorporated by reference to Exhibit k.16 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed July 15, 2004.

10.24

Third Amendment to Employment Agreement dated April 22, 2004 between the Company and David Gladstone, incorporated by reference to Exhibit k.17 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed July 15, 2004.

10.25

Second Amendment to Employment Agreement dated May 6, 2004 between the Company and Terry Lee Brubaker, incorporated by reference to Exhibit k.18 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed July 15, 2004.

10.26

Second Amendment to Employment Agreement dated May 6, 2004 between the Company and George Stelljes III, incorporated by reference to Exhibit k.19 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed July 15, 2004.

10.27

Loan Agreement dated as of June 22, 2004 between Gladstone Capital Corporation and Branch Banking and Trust Company, incorporated by reference to Exhibit k.20 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed July 15, 2004.

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