Form 10-K
period 2004-09-30
GLADSTONE CAPITAL CORP
filed 2004-12-14
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2004
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

YES  ☒  NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2004, based on the closing price on that date of $22.41 on the Nasdaq National Market, was $209,638,939. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 11,278,510 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of December 2, 2004.

Documents Incorporated by Reference.  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I	Item 1	Business
	Item 2	Properties
	Item 3	Legal Proceedings
	Item 4	Submission of Matters to a Vote of Security Holders
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	Item 6	Selected Financial Data
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk
	Item 8	Financial Statements and Supplementary Data
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 9A	Controls and Procedures
	Item 9B	Other Information
PART III	Item 10	Directors and Executive Officers of the Registrant
	Item 11	Executive Compensation
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions
	Item 14	Principal Accountant Fees and Services
PART IV	Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES

PART I

Item 1. Business

Gladstone Capital Corporation is a specialty finance company that was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and that commenced its initial public offering on August 24, 2001. We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. Our headquarters are in McLean, Virginia, a suburb of Washington, DC and we have offices in New York, New York, Chicago, Illinois, Pittsburgh, Pennsylvania, and Morristown, New Jersey. We have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Terry Lee Brubaker, our vice chairman and chief operating officer, has over 25 years of experience in acquisitions and managing companies subsequent to an acquisition. Prior to joining Gladstone Capital Corporation, he was a member of the management team that designed and implemented the acquisition strategy of James River Corporation.

George Stelljes III, our president and chief investment officer has an extensive background in subordinated debt and buyouts and currently oversees the structuring and arranging of financing for potential investments in small and medium-sized businesses.

Our chief financial officer, Harry Brill, brings significant experience from his role as the chief accounting officer of Allied Capital where he was responsible for the public filings of a family of five public companies and oversaw the preparation of the operating reports and financial statements of these companies and of three private funds.

We typically make loans to companies that are substantially owned by leveraged buyout funds, venture capital funds, or family owned businesses. Messrs. Gladstone, Brubaker and Stelljes have an extensive referral network of venture capitalists, leveraged buyout funds, investment bankers, attorneys, commercial bankers and business and financial brokers. We believe that these entities have been, and will continue to be, an important source of loan opportunities. We intend to enter into additional informal relationships with other leveraged buyout funds and venture capital funds, but we can not assure you that we will be able to do so or that any such relationships will lead to the origination of loans.

Effective October 1, 2004, we are externally managed by our affiliate Gladstone Management Corporation (“Gladstone Management”), a registered investment adviser, pursuant to an investment advisory and administrative agreement.

We have two wholly owned subsidiaries, Gladstone Capital Advisers, Inc., through which we provide managerial assistance to our portfolio companies and Gladstone Business Loan LLC, through which we hold our loan investment portfolio.

STRATEGY

Our strategy is to make loans at favorable interest rates to small and medium-sized businesses that we believe have traditionally been underserved by conventional lenders. We use the loan referral networks of Messrs. Gladstone, Stelljes and Brubaker and of our managing directors to identify and make senior and subordinated loans to selected businesses that we believe do not have sufficient access to traditional sources of lending. We make loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control, all of which we believe are typically underserved by banks and other traditional institutional lenders. We believe that our business strategy will enable us to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In addition, from time to time we might acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we might receive when we make loans. Our financial plan presumes that (1) the net capital gains from the sale of the warrants (as well as other profit enhancements) we receive in connection with our lending activities will exceed any losses we may experience from loans that are not repaid, and (2) the managerial assistance fee income we derive from assisting our portfolio companies will provide us with a source of revenue that approximates our operating expenses (excluding interest expense). Effective October 1, 2004, our adviser, Gladstone Management will provide our managerial assistance, receive the managerial assistance fee which will then be credited against the investment advisory fees. We cannot assure you that we will be able to achieve our investment objectives or that our business strategy will be successful.

We believe that we are well-positioned to provide financing to small and medium-sized businesses that are undergoing a change of ownership, including management-led and third party leveraged buyouts, and to those businesses that have good growth characteristics. We are not limited by the capital and other regulatory requirements of the banking and savings and loan industries and we have relatively low overhead and administrative expenses. Moreover, our strategy of accepting warrants to purchase stock of our borrowers and other yield enhancements, such as success fees, is intended to closely align our interests with those of our portfolio companies, thereby reducing transaction costs, conveying our commitment to the borrowers and enhancing our attractiveness as a financing source. Perhaps most importantly, we believe that we have the experience and expertise to satisfy the financing needs of such businesses. In particular, we believe that we may realize a competitive advantage from Mr. Gladstone’s 25 years of experience in financing small to medium-sized private businesses, Mr. Stelljes’ many years of financing medium and small businesses, and Mr. Brubaker’s extensive experience in acquisitions and operations. We believe that our established network of loan referral sources, consisting of relationships established over many years by Messrs. Gladstone, Stelljes, and Brubaker and our managing directors will generate opportunities to identify and make senior and subordinated loans to selected businesses that satisfy our investment criteria. We intend to enter into additional informal relationships with leveraged buyout funds and venture capital funds, but we can not give any assurance that we will be able to do so.

We target small and medium-sized private businesses that meet certain criteria, including the potential for growth, adequate assets for loan collateral, experienced management teams with significant ownership interest in the business, adequate capitalization, profitable operations based on cash flow and potential opportunities for us to realize appreciation and gain liquidity in our various equity positions. We may achieve liquidity in an equity position through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to buy back our warrants, although we cannot assure you that we will always have these rights.  We can also achieve a similar effect by requiring the borrower to pay us deferred interest, which we refer to as a success fee, upon the occurence of certain events.  If the borrower does well we are paid a success fee in place of having warrants to own common stock.  We cannot provide assurance that we will always have a success fee or warrant in place with every investment.

As a business development company, we make available significant managerial assistance to our portfolio companies. Such assistance typically involves reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, closely monitoring the operations of the borrower, participating in its board and management meetings, being available for consultation with its officers and providing general organizational and financial guidance.

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

Because our loans generally consist of subordinated debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were in fact rated, and therefore we cannot determine whether or not they could be considered to be “investment grade” quality.

To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets.  We do not usually have the first claim on these assets. Interest payments on loans we make will generally be made monthly or quarterly (except to the extent of any PIK interest) with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest will generally become due at maturity at five to seven years. We will focus on making loans accompanied by warrants to purchase stock in the borrowers or other yield enhancements, such as success fees. These warrants will typically have an exercise price equal to the fair value of the portfolio company’s common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower’s stock.  Success fees are conditional interest that is paid if the borrower is successful. The success fee is calculated as additional interest on the loan and if certain events occur, such as the sale of the borrower, then the success fee is paid.  If the event or events do not occur, then the success fee is not paid.

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

As noted above, we expect to receive warrants, to purchase stock, or other yield enhancements in many of our borrowers. If a financing is successful, not only will our debt securities have been repaid with interest, but we will be in a position to realize a gain on the accompanying equity interests or other yield enhancements. The opportunity to realize such gain may occur if the borrower is sold to new owners or if it makes a public offering of its stock. In most cases, we will not have the right to require that a borrower undergo an initial public offering by registering securities under the Securities Act of 1933, (“Securities Act”), but we generally will have the right to sell our equity interests in any subsequent public offering by the borrower. Even when we have the right to participate in a borrower’s public offering, the underwriters might insist, particularly if we own a large amount of equity securities, that we retain all or a substantial portion of our shares for a specified period of time. Moreover, we may decide not to sell an equity position even when we have the right and the opportunity to do so. Thus, although we expect to dispose of an equity interest after a certain time, situations may arise in which we hold equity securities for a longer period.

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

In addition to the put rights and unlocking rights described above, when one of our portfolio companies does go public, we may undertake hedging strategies with regard to our equity interests in it. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Pursuant to our line of credit, we have agreed to enter into hedging transactions, such as interest rate cap agreement in connection with the borrowings that we make under the line of credit, and to date we hold one interest rate cap agreement.  Furthermore, in the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans.  Hedging strategies do pose risks to us and our stockholders, however we believe that such activities, because they will be limited to only a portion of our portfolio, are manageable.

Section 12(a)(3) of the 1940 Act prohibits us “in contravention of such rules and regulations or orders as [the SEC] may prescribe as necessary or appropriate in the public interest or for the protection of investors . . . to effect a short sale of any security . . . ..” However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. We will only engage in hedging activities in compliance with applicable law and regulations.

SELECTION OF LOAN OPPORTUNITIES

We have identified certain characteristics that we believe are important to profitably lend to small and medium-sized businesses. The criteria listed below provide a general guidepost for our lending and investment decisions, although not all of these criteria may be followed in each instance.

•                                          Growth. In addition to generating sufficient cash flow to service its debt, a potential borrower generally will be required to establish its ability to grow its cash flow. Anticipated growth will be a key factor in determining the value ascribed to any warrants we acquire in connection with our loans.

•                                          Significant sponsor. We seek businesses in which leveraged buyout funds or venture capital funds have invested. We believe that a business in which a substantial equity sponsor has made a meaningful investment is more likely to be a good borrowing candidate.

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

•                                          Exit strategy. Prior to making a loan for which we receive a warrant to purchase stock of the borrower or other yield enhancement, we will analyze the potential for the borrower to experience a liquidity event that will allow us to realize value for our equity position. Liquidity events include, among other things, an initial public offering, a private sale of our financial interest, a merger or acquisition of the borrower or a purchase of our equity position by the borrower or one of its stockholders.

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

COMPETITION

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

LEVERAGE

For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we intend to issue senior debt securities (including borrowings under our current lines of credit) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, except that such an issuance must adhere to the requirements of the 1940 Act. See “Regulation—Business Development Company—Asset Coverage” for a discussion of leveraging constraints.

SECURITIZATION

On February 3, 2003, we established a wholly-owned subsidiary, Gladstone Business Loan LLC, “Business Loan”, for the purpose of acquiring and holding certain of our loans. Business Loan has entered into a credit agreement with a group of institutional lenders that provides a $100 million revolving credit facility, the proceeds of which Business Loan uses to purchase loans from us. We, in turn, use these proceeds to make additional loans and increase the size of our loan portfolio.  We currently intend to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts outstanding under the revolving credit facility.

INVESTMENT OBJECTIVES AND POLICIES

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. The following restrictions, along with these investment objectives, are our only fundamental policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. For a fuller explanation of the regulatory framework in which we operate, see “Business-Regulation.” The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere in this Form 10-K, apply at the time we effect a transaction, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction. We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire (provided that we control or, through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets.

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

EXTERNAL INVESTMENT ADVISER

                                                Prior to October 1, 2004, we did not have an external investment adviser.  We were managed internally by our executive officers under the supervision of our Board of Directors, and had an expense sharing arrangement with our affiliate, Gladstone Management Corporation (“Gladstone Management”), a registered investment adviser.  Under the expense sharing arrangement, Gladstone Management reimbursed our wholly-owned subsidiary Gladstone Capital Advisers for a portion of our total payroll and benefits expenses based on the percentage of total hours worked by each of our employees on Gladstone Commercial Corporation (“Gladstone Commercial”) matters.  Gladstone Management further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement. Gladstone Commercial is a publicly traded real estate investment trust affiliated with us and managed by Gladstone Management.  Prior to October 1, 2004, Gladstone Management also reimbursed Gladstone Capital Advisers for its pro rata portion of all other general expenses based on the percentage of total hours worked by all of our employees on Gladstone Commercial matters.

Effective October 1, 2004, we entered into an investment advisory and administrative agreement with Gladstone Management pursuant to which Gladstone Management became our external investment adviser.  Our expense sharing arrangement with Gladstone Management terminated immediately upon our engagement of Gladstone Management as our external advisor.  Under the management agreement, Gladstone Management now directly employs all of our personnel and pays its payroll, benefits, and general expenses directly.  Pursuant to the management agreement, we pay Gladstone Management an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%.  Managerial assistance fees received by our investment adviser will be credited against the investment advisory fee. We continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses.

EMPLOYEES

Effective October 1, 2004, all of our executives, managing directors, principals, administrative staff and other personnel became direct employees of our external investment adviser, Gladstone Management.  However, our executives, managing directors, principals, administrative staff and other personnel will continue to be eligible to receive awards under our Amended and Restated 2001 Equity Incentive Plan.  The employees of Gladstone Management perform services on our behalf and on behalf of Gladstone Commercial.  Most of the employees of Gladstone Management devote some or most of their time to work on our matters. We believe that our relations with these employees are excellent.

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

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders.

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

The “Jobs and Growth Tax Relief Reconciliation Act of 2003” did not alter the nature of our dividends that we pay to stockholders as taxable ordinary income.  Accordingly, our dividends paid are not eligible for the lower tax rate.

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

We carry our investments at fair value. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date (to date there are no publicly traded securities in our portfolio). Securities which are not publicly traded on an exchange or securities market, but for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date.  For securities that are not publicly traded and do not have a limited market, the carrying value is based on valuations determined in good faith by our Board of Directors.  A majority of our loan portfolio, which consists of securities for which a limited market does not exist and are not publicly traded, is reviewed by Standard & Poor’s Loan Evaluation Service (S&P).  S&P provides an independent assessment of the loan portfolio data provided by us and assesses its own data to develop recommendations as to market values for these securities.  Our Board of Directors votes on whether to accept the valuation recommendations presented by S&P.  To date the Board of Directors has always accepted the values recommended by S&P. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

A substantial portion of our assets will consist of securities carried at fair market value, as determined by our Board of Directors. Determination of fair market values, for those securities and investments not valued by S&P, involves subjective judgment not susceptible to substantiation by auditing procedures. Accordingly, under generally accepted accounting principles, the notes to our consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations on our financial statements.

Code of Ethics

We and Gladstone Management have adopted a code of ethics and business conduct applicable to our officers, directors and all employees that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act.  As required by the 1940 Act, this code establishes procedures for personal investments and restricts certain transactions by our personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneCapital.com.

RISK FACTORS

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are dependent upon our key management personnel for our future success, particularly David Gladstone, George Stelljes III and Terry Lee Brubaker.

We are dependent on the diligence, skill and network of business contacts of our senior management and other management members for the final selection, structuring, closing and monitoring of our investments. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, George Stelljes III, our president and chief investment officer, and Terry Lee Brubaker, our vice-chairman and chief operating officer. The departure of any of our executive officers or key employees from us or from our adviser, Gladstone Management, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Our financial condition and results of operations will depend on our ability to effectively manage our future growth.

Our ability to achieve our investment objectives will depend on our ability to sustain continued growth, which will depend on our ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, Gladstone Management will also be required to hire, train, supervise and manage new employees. Failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

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

Our business model is dependent upon developing and sustaining strong referral relationships with leveraged buyout funds and venture capital funds.

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

We may not realize gains from our equity investments and other yield enhancements.

When we make a subordinated loan, we generally expect to receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees (conditional interest). Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we do recognize may not be sufficient to offset losses we experience on our loan portfolio.

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there will be uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

We expect that very few, if any, of our portfolio loans or equity securities, at least initially, will be publicly traded or have a readily determinable market value. We value these securities based on a determination of their fair value, based on recommendations provided by S&P and management and approved by our Board of Directors. Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that would exist if a ready market for these securities existed. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize on our disposal of such securities.

The lack of liquidity of our privately held investments may adversely affect our business.

Most of our investments presently consist of, and will continue to consist of, loans and warrants acquired in private transactions directly from borrowers or from the originators of loans to such borrowers. Substantially all of the investments we presently hold are, and the investments we expect to acquire in the future will be, subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments.

Our portfolio will be concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

We intend to have outstanding loans to approximately 20 to 40 portfolio companies at any given time. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial writedown of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As a result, a downturn in an industry in which we have made multiple loans could have a materially adverse effect on us.

Our business plan is dependent upon external financing which may expose us to risks associated with leverage.

Our business will require a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•                                          Senior Securities. We intend to issue debt securities, other evidences of indebtedness (including borrowings under our lines of credit) and possibly preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

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

We anticipate using a combination of equity and long-term and short-term borrowings to finance our lending activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates. Ultimately, we expect approximately 50% of the loans in our portfolio to be at fixed rates and approximately 50% to be at variable rates determined on the basis of a benchmark prime rate. As of September 30, 2004, our portfolio had approximately 35% of the total of the loan portfolio cost at fixed rates, approximately 42% of the total of the loan cost value at variable rates with a floor, and the remaining 23% at variable rates. We will typically seek to hedge against the risk of adverse movement in interest rates on our borrowings relative to our portfolio of assets. As required by our warehouse line of credit, we hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Our credit facilities impose certain limitations on us.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to a credit agreement arranged by Deutsche Bank AG as the structuring agent.  The agreement provides us with a revolving credit line facility of $100 million.  We also recently entered into a $15 million short-term revolving line of credit with BB&T.  In the future, borrowings outstanding on these credit lines may be repaid with the proceeds we may receive from securitizing some or all of the loans in our portfolio for long-term funding.  These credit line facilities will permit us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement.

As a result of the credit line facilities, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, and average life.

Our failure to satisfy these limitations could result in foreclosure by our lenders which would have a material adverse effect on our business, financial condition and results of operations.

Our investments will typically be long term and will require several years to realize liquidation events.

Since we generally intend to make five to seven year term loans and to hold our loans and related warrants or other yield enhancements until the loans mature, you should not expect realization events, if any, to occur over the near term. In addition, we expect that any warrants or other yield enhancements that we receive when we make loans may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Leverage” and “Business—Regulation.”

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

If our primary investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.

If we are to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire senior loans, mezzanine debt or equity securities from an issuer which has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. (See “Business—Regulation—Business Development Company—Qualifying Assets.”) This results from the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, as amended, or the Exchange Act, expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt would qualify as an eligible portfolio company.

We believe that substantially all of the senior loans, subordinated loans and equity securities that we hold and propose to acquire in the future should constitute qualifying assets because our current borrowers did not, and our expected future borrowers will not, at the time of our investment, have outstanding marginable securities. First, we have historically made, and expect to continue to make, a large portion of our senior loan and subordinated loan investments on terms and in circumstances such that those investments should not under existing legal precedent be “securities” under the Exchange Act and therefore should not be marginable securities under Regulation T. Second, we believe that should a different position be taken such that those investments may be securities, they should still not be marginable securities. In particular, debt instruments that do not trade in a public secondary market or are not rated investment grade are not margin eligible securities under the rules established by the self- regulatory organizations, including the New York Stock Exchange and National Association of Securities Dealers, that govern the terms on which broker-dealers may extend margin credit. Until the questions raised by the amendments to Regulation T have been addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those senior loans and subordinated loans that are not investment grade, do not have a public secondary market, and are issued by a private issuer that does not have outstanding a class of margin eligible securities at the time of our investment. Likewise, we will treat equity securities issued by a portfolio company as qualifying assets only if such securities are issued by a private company that has no marginable securities outstanding at the time we purchase such securities.

To date, we do not believe that either the Securities and Exchange Commission or its staff has taken any position with respect to our analysis of the issues discussed above. We intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

The Securities and Exchange Commission has recently proposed amendments to the rules concerning business development companies that would clarify that, among other things, companies that do not have a class of securities listed on an exchange or Nasdaq would be considered eligible portfolio companies.  If these rules are adopted as proposed, it would remove the uncertainty concerning the status of certain of our investments as qualifying assets by clarifying that all of our portfolio companies would be considered eligible portfolio companies.  There can be no guarantee that the SEC will adopt these rules substantially as proposed, if at all.

Unless and until the proposed rules described above are adopted, if there were a court ruling or regulatory decision that conflicts with our interpretations, we could lose our status as a business development company or be precluded from investing in the manner described in this prospectus. This in turn could cause us to lose our status as a RIC. Any of these results would have a material adverse effect on our ability to invest in the manner described in this prospectus, on our operating results, financial condition and ability to pay dividends, and on the value of our common stock, For information regarding the consequences of failure to qualify as a RIC, see “Business—We will be subject to corporate level income tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.”

Such a ruling or decision also may require that we dispose of investments that we made based on our interpretation of Regulation T. Such dispositions could have a material adverse effect on us and our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. See “Business—The lack of liquidity of our privately held investments may adversely affect our business.”

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies will be subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse impact on our business. For additional information regarding the regulations to which we are subject, see “Business—Regulation”

We may experience fluctuation in our quarterly results.

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

In the past, we experienced delays in investing the proceeds of our initial public offering, which closed on August 29, 2001, as compared to the original timetable that we expected at the time of our initial public offering.  Because of this slower pace of investing, we did not fully invest the net proceeds of our initial public offering until the fourth quarter of fiscal 2003.  On September 30, 2004, we closed a second public offering of common stock providing net proceeds of approximately $24.4 million. Currently all of these proceeds have been invested, however, in the future, if we fail to invest our capital effectively, our return on equity may be negatively impacted, which could result in a decline in the market price of our common stock.

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

•                                          loss of BDC status;

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

Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. Although shares of our common stock have historically traded at a premium to net asset value, there can be no guarantee that they will continue to do so.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

As of September 30, 2004 we had 11,278,510 shares of common stock outstanding, of which 10,369,224 were freely tradable without restriction. The remaining 909,286 shares were held by employees, officers and directors, most of which were purchased upon exercise of stock options and all of which may currently be resold publicly in compliance with the volume limitations and other restrictions of Rule 144 of the Securities Act. On April 10, 2003 we filed a registration statement to register for public resale 1,351,668 shares under our Amended and Restated 2001 Equity Incentive Plan (including the shares that have already been issued upon option exercises). Subsequent to the filing of this registration statement, all of these shares are now freely tradable without restriction, although certain of the options have not yet been granted and a portion of the options that have been granted are not yet vested and the shares underlying such options will, accordingly, not be eligible for resale until vested. Sales of substantial amounts of our common stock in the public market, pursuant to such registration, under Rule 144 or otherwise, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Our engagement of Gladstone Management Corporation could have a material adverse effect on our results of operations.

Effective October 1, 2004, we engaged our affiliate, Gladstone Management Corporation, as our external investment adviser and we transitioned from being an internally managed company to an externally managed one. Under the terms of our advisory agreement with Gladstone Management, we are required to pay Gladstone Management an annual advisory fee of 1.25% of our total assets and an annual administrative fee of 0.75% of our total assets. Under the terms of the advisory agreement, we will continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses. It is possible that the transition to external management may increase our operating expenses, which could have a material adverse effect on our results of operations. For additional information, see “Business—External Investment Adviser.”

Available Information:

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCapital.com.  A request for any of these reports may also be submitted to us by writing:  Corporate Secretary, Gladstone Capital Corporation, 1616 Anderson Road, Suite 208, McLean, VA 22102.  The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located in McLean, Virginia where we occupy our office space pursuant to a license agreement that expired on October 31, 2004.  Subsequent to October 31, 2004, we occupy our McLean, Virginia office space pursuant to a month to month basis license agreement.  We also lease office space in New York City pursuant to a service agreement that expires on August 31, 2005 and in Chicago, Illinois pursuant to a service agreement that expires on June 30, 2005.   Effective October 1, 2004, Gladstone Management Corporation was assigned all of the outstanding leases for each of these facilities and we continue to occupy these premises pursuant to our investment advisory and administrative agreement with Gladstone Management Corporation.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “GLAD.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq National Market for each fiscal quarter during the last two fiscal years.

	Quarter Ended	High	Low

FY 2004	09/30/04	$23.71	$20.05
	06/30/04	22.55	19.16
	03/31/04	23.50	21.34
	12/31/03	22.84	19.55
FY 2003	09/30/03	20.52	18.76
	06/30/03	20.50	16.25
	03/31/03	16.78	15.55
	12/31/02	17.00	14.90

As of November 18, 2004, there were approximately 12,000 beneficial owners of our Common Stock.

Dividends

We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders. For fiscal year 2003, dividends were declared and paid quarterly. At the beginning of fiscal year 2004, dividends were declared quarterly but paid monthly.  Amounts presented for each fiscal quarter of 2004 represent the cumulative amount of the dividends declared for the months composing such quarter. The following table reflects, by quarter, the dividends per share that we have declared on our common stock for each quarter of the last two fiscal years:

	Quarter Ended	Cash Dividend Per Share

FY 2004	09/30/04	$0.360
	06/30/04	0.345
	03/31/04	0.330
	12/31/03	0.330
FY 2003	09/30/03	0.330
	06/30/03	0.290
	03/31/03	0.250
	12/31/02	0.230

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended September 30, 2004.

Item 6. Selected Financial Data

The following selected financial data for the fiscal years ended September 30, 2004 and 2003 are derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants.  The following selected financial data for the fiscal year ended September 30, 2002 and the period ended September 30, 2001 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent accountants. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

SELECTED FINANCIAL DATA

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002	Period May 30,2001 (Inception) Through September 30, 2001

Total Investment Income	$20,395,968	$15,154,874	$10,455,703	$394,855
Total Expenses	$7,103,193	$3,858,953	$2,839,102	$487,499
Net Investment Income (Loss)	$13,292,775	$11,295,921	$7,616,601	$(92,644)
Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations	$10,570,290	$11,073,581	$7,616,601	$(92,644)

Per Share Data:
Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations:
Basic	$1.05	$1.10	$0.76	$(0.03)
Diluted	$1.02	$1.09	$0.75	$(0.03)
Cash Distributions Declared per Share	$1.365	$1.10	$0.81	$0.00

Balance Sheet Data:
Total Assets	$215,333,727	$214,566,663	$172,922,039	$132,205,486
Total Shareholders’ Equity	$152,226,655	$130,802,382	$130,663,273	$131,249,144

Other Data:
Number of Portfolio Companies at Period End	16	11	7	NONE
Principal Amount of Loan Originations (1)	$86,267,500	$47,011,278	$97,705,054	NONE
Principal Amount of Loan Repayments (1)	$47,158,995	$18,005,827	$18,387,191	NONE
Total Return (2)	24.40%	21.74%	9.60%	7.60%

Weighted Average Yield on Investments (3):
With PIK Interest (4)	13.78%	13.86%	14.79%	N/A
Without PIK Interest (4)	13.44%	13.14%	13.82%	N/A

(1)           Includes all originations/prepayments related to a line of credit to one of our portfolio companies during the fiscal year ended September 30, 2002.

(2)           For the fiscal year ended September 30, 2004, the total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value.  For the fiscal year ended September 30, 2003 and prior periods, total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value. The return for 2001 has not been annualized.

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

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential”, “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors described in the “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act on 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Prior to the externalization of our management on October 1, 2004, we provided these services, for which we receive fees, through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Upon the externalization of our management on October 1, 2004, our investment adviser, Gladstone Management, began to provide these services on our behalf and as such will receive the fees for these services which will then be credited against the management advisory fee.  The fees for these services are typically paid in part at the time a prospective portfolio company signs a non-binding term sheet with us, with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component. The specific services we provide vary by portfolio company, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, closely monitoring the operations of the borrower, participating in its board and management meetings, being available for consultation with its officers and providing general organizational and financial guidance. Historically, we have record fees for these services as managerial assistance fee revenue for the periods in which these fees are earned by us.

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

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the proposed transaction.  Any amounts collected for expenses incurred by Gladstone Management in connection with unconsummated investments will be reimbursed to Gladstone Management. Amounts collected for these expenses incurred by us will be reimbursed to us and will be recognized as “other income” in the period in which such reimbursement is received.  Also, in the event that we have incurred significant legal fees in connection with the transaction, we will typically seek reimbursement for these expenses from the proposed borrower.  However, there can be no guarantee that we will be successful in collecting any such reimbursements.

The only significant continuing revenue associated with the investments we have already closed is interest income and, potentially, capital gains realized in connection with the liquidation of any associated equity interest (e.g., warrants).

The fiscal year ended September 30, 2004 saw signs of improvement in the economy as well as an influx of low interest rate capital into the debt markets as compare to the fiscal year ended September 30, 2003.  As evidence of this improvement, several of our portfolio companies saw an increase in their earnings and as such have repaid their entire outstanding loan balances earlier than the scheduled contractual maturity dates.  During the fiscal year ended September 30, 2004, we saw four loan investments and one syndicated loan investment repay ahead of maturity date for an aggregate return of capital of approximately $36.5 million.  On September 30, 2004 we closed a second public offering of common stock which provided us net proceeds of approximately $24.4 million.  Subsequent to September 30, 2004, two loan investments repaid ahead of contractual maturity and one syndicated loan investment was sold for an aggregate return of capital of approximately $25.3 million.  Since our initial public offering in August 2001, we have made 39 different loans to or purchased syndicated participations in, or investments in, 23 companies for a total of approximately $219.1 million.

We are steadily working toward the consummation of more investments, both loan origination and syndicated investments. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and attainment of necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we cannot assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

External Adviser

In July 2003, we entered into an expense sharing arrangement with Gladstone Management Corporation (“Gladstone Management”), a registered investment adviser that serves as the external adviser to Gladstone Commercial Corporation, a real estate investment trust affiliated with us. Under this expense sharing arrangement, Gladstone Management reimbursed Gladstone Capital Advisers for a portion of our total payroll and benefits expenses (based on the percentage of total hours worked by each of our employees on Gladstone Commercial matters). Gladstone Management also reimbursed Gladstone Capital Advisers for its pro rata portion of all other general expenses (based on the percentage of total hours worked by all of our employees on Gladstone Commercial matters). Gladstone Management further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement. As a result of this expense sharing arrangement, certain of our expenses, such as rent and insurance, declined during the fiscal year ended September 30, 2004.  Following our engagement of Gladstone Management on October 1, 2004, the first day of our 2005 fiscal year, Gladstone Management now directly employs all of our personnel and pays its payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers and Gladstone Management terminated upon the externalization of our management on October 1, 2004.

Effective October 1, 2004, pursuant to our advisory agreement with Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. We continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Our accounting policies are more fully described in the “Notes to Consolidated Financial Statements” contained elsewhere in this report. We have identified our investment valuation process, tax status and revenue recognition as our most critical accounting policies.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

General Valuation Policy: We value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by our board of directors.  Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date.

Debt and equity securities that are not publicly traded and for which a limited market does not exist (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by our board of directors.  In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any.  We then apply the methods set out below in “Valuation Methods.”  Members of our portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts.  These individuals also consult with portfolio company senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

As of March 31, 2003, we engaged Standard & Poor’s Loan Evaluation Service (S&P) to help evaluate the value of the majority of our loan securities (other than those which are publicly traded or for which a limited market exists, as described above).  Since June 30, 2003, our S&P engagement includes evaluations on success fees (conditional interest included in some loan securities).  We and S&P only evaluate the value of a success fee if the probability of receiving the success fee on a given loan is above 6-8%, a threshold of significance, in which case a value is assigned.  Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to S&P.  S&P makes its independent assessment of the data that we have assembled and assesses its own data to determine market values for the securities.  With regard to its work, S&P has issued the following paragraph:

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

With our assessment and S&P value estimates as a backdrop, our board of directors votes to accept or not accept the analyses and values recommended by management and S&P.  At September 30, 2004 and September 30, 2003, the board of directors elected to accept the valuations recommended by S&P on those loans as denoted on the Schedule of Investments as of September 30, 2004 and September 30, 2003 in our consolidated financial statements.

Because there is a delay between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the board of directors makes its own determination about the value of these loans in accordance with our valuation policy.  Because S&P does not provide values for mortgage loans or equity securities, our board of directors also determines the fair value of these investments using our valuation policy without the input of S&P.

Credit Information: We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance.  We require our portfolio companies to provide annual audited and either monthly or quarterly unaudited financial statements.  Using these statements, we calculate and evaluate the credit statistics.  For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their cash flow statements to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.  For those investments for which S&P prepares valuation recommendations, we provide this credit information to S&P for its use in preparing its recommendations.  For those investments for which S&P does not prepare valuation recommendations, management uses this credit information in connection with its preparation of valuation recommendations.

Loan Grading and Risk Rating: As part of our valuation procedures we risk rate all of our loans.  Our risk rating system uses a scale of 0 to 10.  This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default.  These types of systems are referred to as risk rating systems and are used by banks and rating agencies.  The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.  For those investments for which S&P prepares valuation recommendations, we compile this information and provide it to S&P for its consideration in determining its valuation recommendations.  For those investments for which S&P does not prepare valuation recommendations, management uses this information to develop valuation recommendations.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. At September 30, 2003, the average debt security was risk rated 7.8 for all debt securities and the weighted average risk rating was 7.6 for all debt securities.  The following table lists the risk ratings for all of the debt securities by quarter during the fiscal year ended September 30, 2004:

Rating	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Average	7.8	7.7	7.4	7.6
Weighted Average	7.6	7.7	7.3	7.6
Highest	9.0	9.0	9.0	9.0
Lowest	7.0	6.0	5.0	5.0

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual.  At September 30, 2004 and September 30, 2003, no payments were past due on any of our debt securities.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for a participation in a syndicated loan, then we value it at the indicative bid price offered by the syndication agent on the valuation date.  At September 30, 2004, we determined that none of the debt securities in our portfolio were publicly traded and that there was a limited market for five debt securities in our portfolio.  At September 20, 2003, there was no market for any of the debt securities in our portfolio.

For debt securities that are not publicly traded and for which there is no market, we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we consider some or all of the following factors:

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

•      statistical ratios compared to other similar securities; and

•      other pertinent factors.

For those debt securities for which S&P prepares valuation recommendations, we provide the foregoing information to S&P for its use in preparing its recommendations.

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At September 30, 2004 and September 30, 2003 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At September 30, 2004 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $149,152,306.

At September 30, 2004, America’s Water Heater Rentals senior loan had an appreciation of $840,000 in its value as a result of the value applied to the success fee.  Also, the value of our warrants of Finn Corporation had an appreciation of $437,984 at September 30, 2004.  This aforementioned appreciation plus appreciation of $314,970 on certain other investments, for overall appreciation of $1,592,953, partially offsets total depreciation of $4,336,019, which was mainly composed of depreciation in our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $2,887,500, our senior subordinated term debt investment in Marcal Paper Mills, Inc. of $612,000, our senior term debt investment in Coyne International Enterprises of $392,516, and our senior term debt investment in Inca Metal Products Corporation of $250,693.

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of investment company taxable income, as defined by the Code.  We have a policy to pay out as a dividend up to 100% of that amount.

Revenue Recognition

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Payment in Kind Interest

We also have some loans in our portfolio which contain a payment in kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

Managerial Assistance Fees

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. Prior to October 1, 2004, we provided managerial assistance to our portfolio companies in connection with our investments through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Effective October 1, 2004, we began providing these services through our external adviser, Gladstone Management.  We generally receive fees for our managerial assistance services. These fees are normally paid at the closing of our investments in our portfolio companies, are generally non-recurring and are recognized as revenue when earned. The managerial assistance services we provide vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, closely monitoring the operations of the borrower, participating in its board and management meetings, being available for consultation with its officers and providing general organizational and financial guidance, which concludes upon closing of the loan.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant managerial assistance services in connection with our investment, loan fees paid to us in such situations are deferred and amortized over the life of the loan.  After October 1, 2004 our adviser, Gladstone Management, provides managerial assistance and receives the managerial assistance fees which are credited to the investment advisory fees due to the investment adviser.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Operating Income

Operating income for the fiscal year ended September 30, 2004 was $20.4 million as compared to $15.2 million for the fiscal year ended September 30, 2003.  This increase is primarily a result of a rise in interest income from an increase of approximately $86.3 million of new investments from the prior year and the collection of approximately $1.8 million of exit fees upon the full repayment of three portfolio company investments.

Interest income from our investments in debt securities of private companies was approximately $18.2 million, including $553,000 of PIK interest, for the fiscal year ended September 30, 2004 as compared to $13.2 million for the fiscal year ended September 30, 2003, including $781,000 of PIK interest.  This increase was primarily the result of approximately $86.3 million of new investments for the fiscal year ended September 30, 2004 and the collection of $1.8 million of exit fees upon the full repayment of three portfolio company investments.  The decrease in PIK income for the fiscal year ended September 30, 2004 was the result of scheduled principal repayments for one loan containing the PIK provision.

The weighted average yield on our portfolio for the fiscal year ended September 30, 2004 was 13.44% (without giving effect to PIK interest) and 13.78% (after giving effect to PIK interest). The weighted average yield on our portfolio for the fiscal year ended September 30, 2003 was 13.14% (without giving effect to PIK interest) and 13.86% (after giving effect to PIK interest).  The yields were computed based on the cost value of the investment portfolios.

Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2004 was approximately $84,000, as compared to approximately $466,000 for the fiscal year ended September 30, 2003. This decrease was primarily caused by a decrease in cash balances as a result of $86.3 million of new investments.

For the fiscal year ended September 30, 2004, we recorded approximately $444,000 in interest income from loans to our employees in connection with the exercise of employee stock options, as compared to approximately $438,000 in interest income from such loans for the fiscal year ended September 30, 2003. During the year ended September 30, 2004, one loan was repaid in full and two new loans were entered into as a result of employee stock option exercises.

Managerial assistance fees were approximately $1.1 million for the fiscal year ended September 30, 2004 and $886,000 for the fiscal year ended September 30, 2003.  Fee income for each of the fiscal years ended September 30, 2004 and 2003 consists primarily of managerial assistance fees received in connection with investments we closed during the respective fiscal year. During the fiscal year ended September 30, 2004, the increase was mainly attributable to the closing of the Gamill, Inc., Woven Electronics Corp., Benetech, Inc. Mistras Holdings Corp. ($1.0 million investment), A and G, Inc. and Allied Extruders, Inc. investments, in the approximate aggregate amount of $52.8 million, as compared to the fiscal year ended September 30, 2003 closings of Wingstop Restaurants, America’s Water Heater Rentals, Fugate and Associates, Mistras Holdings Corp. ($15.0 million investment), and ARI Holdings Inc. investments in the approximate aggregate amount of $47.0 million.

Other income was approximately $573,000 for the fiscal year ended September 30, 2004 and $117,000 for the fiscal year ended September 30, 2003.  For the fiscal year ended September 30, 2004, this amount was comprised of $545,000 of early principal payment penalty fees, $17,000 in waiver fees for certain loan covenants,  and $11,000 in up-front fees for a proposed investment.  For the fiscal year ended September 30, 2003, this amount was comprised of $60,000 in waiver fees for certain loan covenants, $30,000 in early principal payment penalty fees, $25,000 in up-front fees for a proposed investment and $2,000 in other income.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2004 were approximately $7.1 million, compared to approximately $3.9 million for the fiscal year ended September 30, 2003. This increase was primarily a result of the increase in salaries and benefits, professional fees, directors’ fees, financing fees incurred in connection with the credit line facility we established in fiscal year 2003 and the line of credit entered into in June 2004, as well as interest and loan servicing expenses.

Salaries and benefits for the fiscal year ended September 30, 2004 were approximately $2.6 million, as compared to approximately $2.0 million for the fiscal year ended September 30, 2003. The primary reason for the increase was the Board of Directors declaration of an $800,000 performance based bonus during the fiscal year ended September 30, 2004.  Although during the fiscal year ended September 30, 2004, salaries and benefits were allocated in accordance with an expense sharing arrangement with Gladstone Management Corporation that allocated expenses to Gladstone Management Corporation based on each employee’s time spent on Gladstone Commercial Corporation’s matters, no portion of this bonus was allocated to Gladstone Management Corporation as it was solely attributable to the performance of Gladstone Capital Corporation.  Without giving effect to the bonus, salaries and benefits slightly decreased as compared to the fiscal year ended September 30, 2003.  Although employee head count increased from the prior fiscal year, the cost of the increase was offset by the savings attributable to the expense sharing arrangement with Gladstone Management Corporation. As a result of the externalization of our management, effective October 1, 2004, we ceased incurring salaries and benefits expenses as our personnel are all now directly employed by Gladstone Management, which pays these expenses directly.  In connection with this transition, effective October 1, 2004, we are obligated to make payments to Gladstone Management pursuant to the terms of an investment advisory and administrative agreement with Gladstone Management.

Rent expense for the fiscal year ended September 30, 2004 was approximately $139,000 as compared to $210,000 for the fiscal year ended September 30, 2003.  This decrease in rent was due to the expense sharing arrangement with Gladstone Management, which allocated general expenses to Gladstone Management based on the ratio of all employees’ time spent of Gladstone Commercial Corporation’s matters to total time spent. As a result of the externalization of our management, effective October 1, 2004, we ceased incurring rent expense as we assigned our obligations under our lease to Gladstone Management, which pays these expenses directly.  In connection with this transition, effective October 1, 2004, we are obligated to make payments to Gladstone Management pursuant to the terms of the investment advisory agreement with Gladstone Management.

Professional fees, consisting primarily of legal and audit fees, for the fiscal year ended September 30, 2004 were approximately $580,000 as compared to approximately $410,000 for the fiscal year ended September 30, 2003. This increase is primarily due to an increase in legal fees associated with various SEC filings, certain non-reimbursable due diligence fees incurred in connection with syndicated investment participations, and other general corporate matters.

Directors’ fees for the fiscal year ended September 30, 2004 were approximately $112,000, as compared to approximately $74,000 for the fiscal year ended September 30, 2003.  The increase is due to the addition of two new directors during the fiscal year ended September 30, 2004, as well as an increase in the number of meetings during the year.

General insurance expense for the fiscal year ended September 30, 2004 was approximately $259,000 as compared to $276,000 for the fiscal year ended September 30, 2003.  Although overall premiums have increased, the general insurance expense decreased for the fiscal year ended September 30, 2004 as compared to the fiscal year ended September 30, 2003 as a result of the expense sharing arrangement with Gladstone Management which allocated general expenses to Gladstone Management based on a ratio of all employees’ time spent of Gladstone Commercial Corporation’s matter to total time spent. As a result of the externalization of our management, effective October 1, 2004, we ceased incurring general insurance expenses and Gladstone Management now pays these expenses directly.  However, we will continue to incur insurance expense in connection with our directors and officers insurance policy. In connection with this transition, effective October 1, 2004, we are obligated to make payments to Gladstone Management pursuant to the terms of the investment advisory agreement with Gladstone Management.

Stockholder related costs for the fiscal year ended September 30, 2004 were approximately $140,000 as compared to $143,000 for the fiscal year ended September 30, 2003.  These costs include printing charges related to annual reports and proxy solicitations as well as other stockholder required communications such as the electronic filings of SEC reports.

Financing fees for the fiscal year ended September 30, 2004 were approximately $1.4 million compared to financing fees for the fiscal year ended September 30, 2003 of approximately $222,000.  These fees represent the amortization of certain capitalized costs in connection with establishing the lines of credit.  In May 2003, we entered into a warehouse line of credit with CIBC World Markets Inc. The interest of CIBC World Markets Inc. was subsequently assigned to Deutsche Bank AG in September 2004.  As a result of this transaction, approximately $1.2 million of capitalized fees were expensed.  Some of the increase in financing fees is a result of the incurrence of financing fees related to this line of credit for the full fiscal year ended September 30, 2004, as compared to a shorter period of time during the fiscal year ended September 30, 2003.  Monthly fees associated with the line of credit are included in these financing fees.  We also entered into an operating line of credit with Branch Banking and Trust Company (“BB&T”) in June 2004, and likewise incurred certain transaction costs which are amortized into financing fees.  The fiscal year ended September 30, 2003 was the first year in which these charges were incurred.

Interest expense for the fiscal year ended September 30, 2004 was approximately $742,000 and was incurred mainly on our borrowings from our warehouse line of credit as well as our new operating line of credit. There was no interest expense incurred for the fiscal year ended September 30, 2003 as there were no borrowings outstanding under our warehouse line of credit.

Loan servicing fees of approximately $502,000 were incurred for the fiscal year ended September 30, 2004.  These fees were incurred from July 12, 2004 through September 30, 2004 in connection with a loan servicing agreement between Gladstone Business Loan LLC and Gladstone Management Corporation, which became effective July 12, 2004.   The loans in the portfolio were previously serviced under a similar agreement with Gladstone Capital Advisers Inc. and the fees were eliminated upon consolidation of the financial results.

General and administrative expenses, consisting primarily of office operations, travel and data communications, for the fiscal year ended September 30, 2004 were approximately $702,000, as compared to approximately $507,000 for the fiscal year ended September 30, 2003. These increases were largely related to the recruiting and addition of several new employees, the expansion of our operations, as well as the disposal of inactive fixed assets, and an increase in depreciation due to the addition of new computers for new employees.  Despite these increases, depreciation expense decreased overall due to the sale of all fixed assets to Gladstone Management on July 1, 2004 at net book value, and as such no depreciation was recorded for the last fiscal quarter of the fiscal year ended September 30, 2004.  Certain general and administrative expenses were allocated in accordance with the expense sharing arrangement with Gladstone Management, which allocated general expense to Gladstone Management based on the ratio of all employees’ time spent on Gladstone Commercial Corporation matters which partially offset the increase in these general and administrative expenses. As a result of the externalization of our management, effective October 1, 2004, we ceased incurring certain general and administrative expenses and Gladstone Management now pays certain of these expenses directly.  Certain general and administrative expenses, such as the backup service provider will continue to be incurred directly by us.  In connection with this transition, effective October 1, 2004, we are obligated to make payments to Gladstone Management pursuant to the terms of the investment advisory agreement with Gladstone Management.

Realized and Unrealized Gain (Loss) on Investments

During the fiscal year ended September 30, 2004, we bought and sold shortly thereafter a $1.0 million investment in Metokote Corporation for a gain of $12,500.

As a result of the decline in fair market value of our interest rate cap agreement, we recorded net unrealized depreciation of approximately $214,000 for the fiscal year ended September 30, 2004.  There were no derivatives in place during the previous fiscal year.

For the fiscal year ended September 30, 2004 we recorded net unrealized depreciation on investments of approximately $2.5 million as compared to net unrealized depreciation of approximately $222,000 for the fiscal year ended September 30, 2003. The increase in net unrealized depreciation was mainly attributable to the valuation of our senior subordinated term debt investment in Finn Corporation (exclusive of the warrants).  The increase is also due to the addition of nine new companies to the portfolio and the related valuations performed by S&P or the respective bid price as of the balance sheet valuation date by the syndication agent.

Net Increase in Stockholders’ Equity from Operations

We had a net increase in stockholders’ equity resulting from operations of approximately $10.6 million for the fiscal year ended September 30, 2004. Based on a weighted-average of 10,101,341 (basic) and 10,344,388 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per common share for the fiscal year ended September 30, 2003 was $1.05 (basic) and $1.02 (diluted).

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

Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2003 was approximately $466,000, as compared to approximately $1.6 million for the fiscal year ended September 30, 2002. This decrease was primarily a result of $47.0 million of new investments for the fiscal year ended September 30, 2003.

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

Managerial assistance fees were approximately $886,000 for the fiscal year ended September 30, 2003 and $1.7 million for the fiscal year ended September 30, 2002.  Fee income for each of the fiscal years ended September 30 consists primarily of managerial assistance fees received in connection with investments we closed during the respective fiscal year. During the fiscal year ended September 30, 2003, we closed five new loans compared to eight during the fiscal year ended September 30, 2002.

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

Salaries and benefits for the fiscal year ended September 30, 2003 were approximately $2.0 million, as compared to approximately $1.4 million for the fiscal year ended September 30, 2002. The primary reason for the increase was the hiring of additional employees during the year.

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

Financing fees for the fiscal year ended September 30, 2003 were approximately $222,000.  This is the first year in which these charges were incurred.  These fees represent the related service fees associated with our line of credit, backup service and the amortization of deferred financing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had investments in debt securities, or loans to or syndicated participations in, sixteen private companies totaling approximately $149.2 million, including approximately $553,000 in accrued PIK interest.  At September 30, 2003, we had investments in debt securities of, or loans to, eleven private companies, totaling approximately $109.5 million of total investment assets, including approximately $807,000 in accrued PIK interest.  PIK interest is described in “Overview,” and is added to our carrying value of our investments.

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

During March 2004, we entered into a $14.5 million loan investment, which also contains a success fee provision, with Woven Electronics Corporation, which specializes in custom electrical cable assemblies and also purchased a $6.0 million participation investment with Medassets, Inc., a pharmaceutical and healthcare group purchasing organization (GPO).

In April 2004, we sold $4.6 million of our principal portions of our investments in Gammill, Inc.  Our remaining investments in Gammill, subsequent to the sale, are $4.963 million and $4.75 million.  Another portfolio company, Wingstop Restaurants International, Inc. repaid its $5,375,000 outstanding loan obligations in April 2004.  Wingstop Restaurants International, Inc. also remitted related prepayment fees and an exit fee of $360,000 with its final payment.

During May 2004, we entered into a $6.5 million loan investment with Benetech Inc., which specializes in dust management systems for the coal and electric utility industries, purchased an additional $2.0 million participation investment with Medassets, Inc., and purchased a $10.0 million participation in Maidenform, Inc., a manufacturer of intimate apparel.

During June 2004, we extended an additional $1.0 million loan, which also contains a success fee provision, to Mistras Holdings Corp. and also invested in a $12.25 million loan to A and G, Inc. a manufacturer of activewear products.  We also purchased an $8.0 million participation in MD Beauty, Inc., a maker of natural cosmetic and skincare products and a $6.0 million participation in Bear Creek Corporation, a purveyor of premium catalog food products.  In September 2004 we sold our entire participation in MD Beauty, Inc.

In June 2004, Home Care Supply Inc. repaid its entire $18.0 million outstanding loan obligation and remitted prepayment fees and a success fee of approximately $1.1 million with its final payment.

In July 2004, we entered into a $4.0 million loan investment, which also contains a success fee provision, with Allied Extruders, Inc., a manufacturer of polyethylene film.

In September 2004, Fugate and Associates, Inc. repaid its entire $5.2 million loan investment along with a success fee of $334,000 and related prepayment fees.

Subsequent to the fiscal year ended September 30, 2004, in October 2004, we sold our entire participation in Burt’s Bees Inc. for a premium of $9,750 and in November 2004, America’s Water Heater Rentals repaid its entire $12.0 million outstanding loan obligation and remitted prepayment fees and a success fee of approximately $1.4 million with its final payment and A and G, Inc. repaid its entire $12.25 million outstanding loan obligation.  Also, in November 2004, we entered into a $5.5 million loan investment, which also contains a success fee provision, with Global Material Technologies, Inc., a manufacturer and distributor of steel wool and metal fiber products, and a $7.95 million loan investment with Santana Products, Inc., a fabricator of solid plastic high density polyethylene bathroom partitions.  We also purchased participations in Tech Lighting Corp. of $9.0 million and Valor Telecommunications, Inc. of $8.0 million.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount

2005	$4,760,536
2006	$20,713,431
2007	$37,574,606
2008	$31,109,625
2009	$38,923,370
Thereafter	$16,107,738
Total	$149,189,306

Cash provided by operating activities for the fiscal year ended September 30, 2004, consisting primarily of the items described in “Results of Operations,” was approximately $13.5 million as compared to approximately $9.9 million for the fiscal year ended September 30, 2003. Net cash used in investing activities for the fiscal year ended September 30, 2004 was approximately $96.0 million as compared to net cash provided by investing activities of approximately $10.3 million for the fiscal year ended September 30, 2003. At September 30, 2004, the net cash used was due largely in part to $57.1 million used in connection with the purchase of the repurchase agreements and the repayments of the repurchase agreements, and new investments of approximately $86.3 million, partially offset by principal repayments of $47.2 million. At September 30, 2003, the net cash provided was due largely in part to $39.2 million provided in connection with the repurchase agreements and the repayments of the repurchase agreements, and principal repayments of $18.0 million, partially offset by $47.0 million of invested cash. Net cash provided by financing activities was approximately $47.3 million for the fiscal year ended September 30, 2004 and consisted of proceeds from a public shelf offering of common stock which yielded net proceeds of approximately $24.4 million, the borrowings, net of repayments, on the lines of credit for net proceeds of approximately $40.7 million, and the payment of dividends of approximately $17.1 million. Net cash used in financing activities was approximately $10.9 million for the fiscal year ended September 30, 2003 and consisted of the payment of dividends of $9.8 million and the payment of deferred financing fees associated with the establishment of our warehouse line of credit of approximately $1.1 million.

During the fiscal year ended September 30, 2004, cash and cash equivalents decreased from approximately $101.1 million at the beginning of the year to approximately $66.0 million at the end of the year.  This decrease was largely the result of the purchase of new investments and the repurchase agreement described below.

During the fiscal year ended September 30, 2003, cash and cash equivalents increased from approximately $91.9 million at the beginning of the year to approximately $101.1 million at the end of the year. This increase was largely the result of the repurchase agreement described below.

On September 29, 2004, we entered into a repurchase agreement (the “FBW Repurchase Agreement”) with Ferris Baker Watts for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from a public offering of our common stock. This remaining balance was settled on October 1, 2004. The FBW Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133. The interest rate on the FBW Repurchase Agreement was 4.25% for a cost of $7,831. In the future, we plan to use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC under Subchapter M of the Internal Revenue Code.

On September 30, 2003, we entered into a repurchase agreement (the “UBS Repurchase Agreement”) with UBS for $78,449,000, which agreement was settled on October 1, 2003.  The UBS Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $80,050,000 and a carrying value of $80,022,249 that matured on October 16, 2003. The interest rate on the UBS Repurchase Agreement was 0.80% for a cost of $2,397. The UBS Repurchase Agreement was reflected on the consolidated balance sheet at September 30, 2003 as cash and cash equivalents pledged to creditors of $80.0 million and a liability of $78.4 million.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.11 per common share for October, November and December 2003 and January, February, and March 2004, $0.115 per common share for April, May and June 2004, and $0.12 per common share for July, August and September 2004.  For the fiscal year ended September 30, 2003 we declared and paid quarterly dividends of $0.23, $0.25, $0.29, and $0.33 per common share for the first, second, third and fourth quarters, respectively.

Aggregate dividends declared and paid for the 2004 fiscal year were approximately $17.1 million and exceeded our current and accumulated earnings and profits and, as a result, a portion of these dividends were treated as a return of capital to our stockholders.

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

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital. To this end, we have filed with the SEC a registration statement that would permit us to issue, through one or more transactions, up to an aggregate of $75 million in securities, consisting of common stock, preferred stock and/or debt securities.  On September 30, 2004, we closed on our public offering pursuant to this registration statement of 1,150,000 shares at price of $22.75, less underwriters’ discount of five percent for net proceeds of approximately $24.9 million, excluding offering costs.  We used the proceeds from this offering to repay borrowings under our lines of credit.  Following this offering we may sell up to approximately $48.8 million of securities from the shelf registration statement.

Revolving Credit Facility

Through our wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has obtained a $100 million revolving credit facility.  On May 19, 2003, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc. (“CIBC”), as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from the Company to secure future advances by certain institutional lenders.  On September 28, 2004, CIBC assigned its interest in the credit facility to Deutsche Bank AG. Interest rates charged on the advances under the facility are based on London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of September 30, 2004, the outstanding principal balance under this credit facility was approximately $25.7 million at an interest rate of 3.29%.

The facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of September 30, 2004, Business Loan was in compliance with all of the facility covenants.  The Company currently intends to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

Gladstone Management, our affiliated servicing entity, services the loans pledged under the facility.  As a condition to this servicing arrangement, we executed a Performance Guaranty pursuant to which we guaranteed that Gladstone Management would comply fully with all of its obligations under the facility. The Performance Guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of September 30, 2004, we were in compliance with our covenants under the Performance Guaranty.

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matures on June 1, 2005.  Interest on outstanding borrowings is based upon the one month LIBOR plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of September 30, 2004, there was $15.0 million outstanding under the BB&T line of credit at an interest rate of 4.34%.  At September 30, 2004, the Company was in compliance with all covenants under the BB&T Agreement.

The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2004.

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (2)	57,696	57,696	—	—	—
Purchase Obligations (3)	13,450,000	13,450,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$13,507,696	$13,507,696	—	—	—

(1)           The information included in the table above is based upon the internal management structure that was in place as of September 30, 2004.  We have entered into an investment advisory and administrative agreement with Gladstone Management that became effective on October 1, 2004.  Pursuant to the advisory agreement, we are obligate to make certain payments to Gladstone Management that may increase the amount of our contractual obligations in future fiscal years.  Payments under the advisory agreement consist of an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%.  As the payments under the advisory agreement will vary based on changes in our total assets during any give payment period, we cannot accurately predict the amount of payments under the advisory agreement.  If the advisory agreement had been effective as of September 30, 2004, we estimate that our total contractual obligations would have been approximately $2.5 million.  This estimate is based on the amount of our total assets (net of cash and cash equivalents pledged to creditors) as of September 30, 2004.  As we expect to continue to make more investments in future fiscal years, we expense that the amount of our total assets may increase, and thus, the contractual obligations attributable to advisory fee payments under the advisory agreement are likely to be higher than this estimated amount.

(2)           Operating lease obligations represent the office leases for McLean, Virginia, New York City and Chicago, Illinois facilities which are scheduled to expire during the fiscal year 2005.  Effective October 1, 2004, all of these office leases were assigned to Gladstone Management pursuant to the advisory agreement and Gladstone Management will now pay these expenses directly.  Any future office lease renewals shall be done so by Gladstone Management.

(3)           The purchase obligations reflected in the above table represent commitments outstanding as of September 30, 2004 to fund two loan investments which were subsequently closed in November 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates.  We expect that, ultimately, approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates.  Currently our portfolio has approximately 35% of the total of the loan portfolio cost basis at fixed rates, approximately 42% of the total loan portfolio cost basis at variable rates with a floor and the remaining 23% of the total loan portfolio cost basis at variable rates.

In addition, we have two variable rate borrowing facilities.  We have a $100 million revolving credit facility with Deutsche Bank AG which matures in May 2005.  We also have a $15 million line of credit agreement which matures in June 2005.

To illustrate the potential impact of changes in interest rates on our net increase in stockholders’ equity resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in stockholders’ equity resulting from operations by approximately $313,000 or 3.02%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the fiscal year ended September 30, 2004.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in stockholders’ equity resulting from operations by approximately $313,000, or 3.02%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the fiscal year ended September 30, 2004.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in stockholders’ equity resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In February 2004, we entered into an interest rate cap agreement as required under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at the point which one month LIBOR exceed the interest payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At September 30, 2004, the cap agreement had a fair market value of approximately $89,741.  At September 30, 2004, the one month LIBOR rate was approximately 1.84%.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2004 and September 30, 2003
Consolidated Schedules of Investments as of September 30, 2004 and September 30, 2003
Consolidated Statements of Operations for the years ended September 30, 2004, September 30, 2003, and September 30, 2002
Consolidated Statements of Stockholders Equity for the years ended September 30, 2004, September 30, 2003, September 30, 2002
Consolidated Statements of Cash Flows for the years ended September 30, 2004, September 30, 2003, September 30, 2002
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Gladstone Capital Corporation:

We have audited the accompanying consolidated balance sheets, including the schedules of investments, of Gladstone Capital Corporation as of September 30, 2004 and September 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gladstone Capital Corporation at September 30, 2004 and September 30, 2003 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. The financial statements for the Company as of September 30, 2002 and for the year then ended were audited by other auditors whose report dated November 1, 2002 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
December 13, 2004

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Gladstone Captial Corporation (the Company) for the year ended September 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Gladtone Captial Corporation for the year ended September 30, 2002 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
McLean, Virginia
November 1, 2002

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	September 30, 2003
ASSETS
Investments at fair value (Cost 9/30/2004: $149,189,306; 9/30/2003: $109,529,893)	$146,446,240	$109,307,553
Cash and cash equivalents	15,969,890	21,143,972
Cash and cash equivalents pledged to creditors	49,984,950	80,022,249
Interest receivable – investments in debt securities	837,336	1,041,943
Interest receivable – cash and cash equivalents	—	955
Interest receivable – officers	112,960	108,657
Due from custodian	1,203,079	1,207,000
Due from affiliate	109,639	42,131
Deferred financing fees	350,737	1,086,864
Prepaid assets	191,676	392,951
Other assets	127,220	212,388

TOTAL ASSETS	$215,333,727	$214,566,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$105,921	$23,247
Dividends payable	—	3,327,009
Borrowings under lines of credit	40,743,547	—
Accrued expenses and deferred liabilities	911,607	1,965,025
Repurchase agreement	21,345,997	78,449,000

Total Liabilities	$63,107,072	$83,764,281

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,278,510 and 10,081,844 shares issued and outstanding, respectively	$11,279	$10,082
Capital in excess of par value	164,294,781	140,416,674
Notes receivable – officers	(9,432,678)	(8,985,940)
Net unrealized depreciation on investments	(2,743,066)	(222,340)
Unrealized depreciation on derivative	(214,259)	—
Distributions less than (in excess of) net investment income	310,598	(416,094)

Total Stockholders’ Equity	$152,226,655	$130,802,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,333,727	$214,566,663

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2004

Company (1)	Industry	Investment (2)	Cost	Fair Value

A and G, Inc. (d/b/a Alstyle)	Activewear products	Senior Term Debt (3) (6) (11.0%, Due 6/2008)	$12,250,000	$12,250,000

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3) (12.3%, Due 7/2009)	4,000,000	4,000,000

America’s Water Heater Rentals	Household appliances rental	Senior Term Debt (4) (6) (8) (12.5%, Due 2/2009)	12,000,000	12,840,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (6)	1,190,141	1,188,653
		(9.75%, Due 6/2008)
		Senior Subordinated Term Debt (5) (6)	3,657,164	3,634,306
		(11%, PIK 4%, Due 12/2008)

Bear Creek Corporation	Premium horticultural and food products	Senior Subordinated Term Debt (7) (9.1%, Due 6/2010)	6,000,000	6,090,000

Benetech, Inc.	Dust management systems for the coal and electric utility industries	Senior Term Debt (6) (8.5%, Due 5/2009) Senior Term Debt (3) (6) (11.5%, Due 5/2009)	3,168,750 3,250,000	3,160,828 3,241,875

Burt’s Bees, Inc.	Personal & household products	Senior Term Debt (7) (5.4%, Due 11/2009)	975,000	987,188

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (5) (6) (13.0%, PIK 2%, Due 7/2007)	15,700,625	15,308,110

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,612,500
		Common Stock Warrants	37,000	474,984

Gammill, Inc.	Designer and assembler of quilting machines and accessories	Senior Term Debt (6) (9.5%, Due 12/2008) Senior Term Debt (3) (6) (12.0%, Due 12/2008)	4,708,013 4,750,000	4,731,553 4,767,813

Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (3) (6) (4.6%, Due 9/2006)	2,387,548	2,136,855
Kingway Acquisition, Inc.
Clymer Acquisition, Inc.

Maidenform, Inc.	Intimate apparel	Senior Subordinated Term Debt (7)	10,003,571	10,175,000
		(9.4%, Due 5/2011)

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (6) (13.0%, Due 12/2006) First Mortgage Loan (5) (16%, Due 12/2006)	6,800,000 9,254,715	6,188,000 9,254,715

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (7) (5.9%, Due 3/2007) Senior Subordinated Term Debt (7) (11.2%, Due 3/2008)	1,815,497 6,503,282	1,806,887 6,500,000

Company (1)	Industry	Investment (2)	Cost	Fair Value

Mistras Holdings Corp.	Nondestructive testing instruments, systems and services	Senior Term Debt (3) (6) (10.5%, Due 8/2008) Senior Term Debt (3) (6) (12.5%, Due 8/2008) Senior Term Debt (3) (6) (13.5%, Due 8/2008)	9,833,333 4,916,667 1,000,000	9,759,583 4,867,500 1,000,000

Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (3) (6) (6.5%, Due 3/2009)	2,488,000	2,484,890
		Senior Term Debt (4) (6)	12,000,000	11,985,000
		(11.5%, Due 3/2009)
Total:			$149,189,306	$146,446,240

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Percentage represents interest rates in effect at September 30, 2004 and due date represents the contractual maturity date.

(3) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(5) Has some paid in kind (PIK) interest.  Refer to Note 2 “Summary of Significant Accounting Policies”.

(6) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(7) Marketable securities are valued based on the bid price, as of September 30, 2004, from the respective originating syndication agent’s trading desk.

(8) Includes a success fee with a fair value of $660,000 and no cost basis.

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2003

Company (1)	Industry	Investment (2)	Cost	Fair Value

America’s Water Heater Rentals	Household appliances rental	Senior Term Debt (3) (5) (12.5%, Due 2/2009)	12,000,000	12,000,000

ARI Holdings, Inc.	Manufacturing-auto parts	Second Lien Term Debt (3)	1,500,000	1,500,000
		(5.1%, Due 6/2008)
		Senior Term Debt (3) (4)	3,511,667	3,511,667
		(8.0%, PIK 4%, Due 12/2008)

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (4) (5) (13.0%, PIK 2%, Due 7/2007)	15,421,740	15,306,077

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	10,421,250
		Common Stock Warrants	37,000	431,111

Fugate and Associates, Inc. (d/b/a ERS Imaging)	Aggregator & Reseller - Printer Cartridges, etc.	Senior Term Debt (5) (12.0%, Due 4/2007) Senior Term Debt (5) (9.0%, Due 4/2007)	3,412,500 1,833,333	3,412,500 1,833,333

Home Care Supply, Inc.	Medical equipment rental	Senior Term Debt (3) (5) (6)	18,000,000	18,428,400
		(12.0%, Due 10/2008)

Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (3) (5) (12.5%,Due 9/2007)	5,775,000	4,995,375
Kingway Acquisition, Inc.
Clymer Acquisition, Inc.

Kozy Schack Enterprises, Inc.	Food production and sales	Senior Term Debt (3) (5) (18.0%, Due 5/2006)	900,000	909,000

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Term Debt (3) (5) (13.0%, Due 12/2006)	6,975,000	6,922,687
		First Mortgage Debt (4)	9,163,653	9,163,653
		(16.0%, PIK 1%, Due 12/2006)

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3)	10,000,000	10,000,000
	instruments, systems	(10.5%, Due 8/2008)
	and services	Senior Term Debt (3)	5,000,000	5,000,000
		(12.5%, Due 8/2008)

Wingstop Restaurants International, Inc.	Restaurant - fast food	Senior Term Debt (5) (12.5%, Due 1/2008)	3,500,000	3,482,500
		Senior Debt (5)	2,000,000	1,990,000
		(8.5%, Due 1/2008)
Total:			$109,529,893	$109,307,553

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Percentage represents interest rates in effect at September 30, 2003 and due date represents the contractual maturity date.

(3) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4) Has some paid in kind (PIK) interest. Refer to Note 2 “Summary of Significant Accounting Policies”.

(5) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(6) Includes a success fee with a fair value of $473,400 and no cost basis.

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2004	2003	2002
INVESTMENT INCOME
Interest income – investments	$18,176,617	$13,248,415	$6,641,144
Interest income – cash and cash equivalents	84,273	466,316	1,576,304
Interest income – notes receivable from officers	443,658	437,737	433,391
Managerial assistance fees	1,118,106	885,500	1,673,614
Other income	573,314	116,906	131,250
Total investment income	20,395,968	15,154,874	10,455,703

EXPENSES
Salaries and benefits	2,554,490	2,018,004	1,367,180
Rent	139,399	209,864	125,128
Professional fees	579,599	409,826	549,781
Directors fees	112,210	73,647	22,000
Insurance	258,358	275,511	206,385
Stockholder related costs	140,090	143,273	104,167
Financing fees	1,373,415	222,038	—
Interest	741,621	—	—
Loan servicing	501,670	—	—
General and administrative	702,341	506,790	464,461
Total expenses	7,103,193	3,858,953	2,839,102

NET INVESTMENT INCOME	13,292,775	11,295,921	7,616,601

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investment	12,500	—	—
Unrealized depreciation on derivative	(214,259)	—	—
Net unrealized depreciation on investments	(2,520,726)	(222,340)	—
Net loss on investments	(2,722,485)	(222,340)	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$10,570,290	$11,073,581	$7,616,601

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$1.05	$1.10	$0.76
Diluted	$1.02	$1.09	$0.75

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	10,101,341	10,072,677	10,064,900
Diluted	10,344,388	10,188,488	10,166,752

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Distributions in	Realized	Unrealized	Unrealized
			Capital in	Receivable	Excess of Net	Gain on	Appreciation/	Appreciation/	Total
	Common Stock		Excess of	From Sale of	Investment	Sale of	(Depreciation)	(Depreciation)	Stockholders’
	Shares	Amount	Par Value	Common Stock	Income	Investment	of Investments	of Derivatives	Equity

Balance at September 30, 2001	10,060,178	$10,060	$140,131,778	$(8,800,050)	$(92,644)	$—	$—	$—	$131,249,144

Issuance of Common Stock Under Stock Option Plan	11,666	12	185,878	(185,890)	—	—	—	—	—

Shelf Offering Costs	—	—	(50,972)	—	—	—	—	—	(50,972)

Repayment of Principal on Notes Receivable	—	—		2,144	—	—	—	—	2,144

Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	7,616,601	—	—	—	7,616,601

Distributions Declared ($0.81 per common share)	—	—	—	—	(8,153,644)	—	—	—	(8,153,644)

Balance at September 30, 2002	10,071,844	$10,072	$140,266,684	$(8,983,796)	$(629,687)	$—	$—	$—	$130,663,273

Issuance of Common Stock Under Stock Option Plan	10,000	10	149,990	(150,000)	—	—	—	—	—

Repayment of Principal on Notes Receivable	—	—	—	147,856	—	—	—	—	147,856

Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	11,295,921	—	(222,340)	—	11,073,581

Distributions Declared ($1.10 per common share)	—	—	—	—	(11,082,328)	—	—	—	(11,082,328)

Balance at September 30, 2003	10,081,844	$10,082	$140,416,674	$(8,985,940)	$(416,094)	$—	$(222,340)	$—	$130,802,382

Issuance of Common Stock Under Shelf Offering	1,150,000	1,150	24,854,375	—	—	—	—	—	24,855,525

Shelf Offering Costs	—	—	(476,168)	—	—	—	—	—	(476,168)

Issuance of Common Stock Under Stock Option Plan	46,666	47	707,043	(549,990)	—	—	—	—	157,100

Repayment of Principal on Notes Receivable	—	—	—	103,252	—	—	—	—	103,252

Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	13,292,775	12,500	(2,520,726)	(214,259)	10,570,290

Distributions Declared ($1.245 per common share)	—	—	—	—	(12,578,583)	—	—	—	(12,578,583)

Tax Return of Capital ($0.12 per common share)	—	—	(1,207,143)	—	—	—	—	—	(1,207,143)

Balance at September 30, 2004	11,278,510	$11,279	$164,294,781	$(9,432,678)	$(298,098)	$12,500	$(2,743,066)	$(214,259)	$152,226,655

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in stockholders’ equity resulting from operations	$10,570,290	$11,073,581	$7,616,601
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Depreciation	24,356	29,310	13,822
Amortization of premiums	2,036	—	—
Amortization of deferred financing fees	1,303,776	—
Unrealized depreciation on derivative	214,259	—
Change in net unrealized depreciation	2,520,726	222,340	—
Decrease (increase) in interest receivable	201,259	(352,018)	(719,638)
Decrease (increase) in funds due from custodian	3,921	(1,207,000)	—
Decrease (increase) in prepaid assets	201,275	(34,996)	(191,705)
Increase in due from affiliate	(67,508)	(42,131)	—
Decrease (increase) in other assets	33,188	(42,485)	75,546
Increase in accounts payable	82,674	23,247	—
Increase in accrued expenses and deferred liabilities	(1,053,418)	1,020,065	579,000
Increase in investment balance due to payment in kind interest	(552,944)	(806,088)	(400,491)
Net cash provided by operating activities	13,483,890	9,883,825	6,973,135

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale (purchase) of furniture & equipment - net	117,365	(82,344)	(70,976)
Purchase of investments	(86,267,500)	(47,011,278)	(97,705,054)
Principal repayments on investments	47,158,995	18,005,827	18,387,191
Proceeds from repurchase agreements	285,099,546	245,070,973	44,098,719
Repayment of repurchase agreements	(342,202,549)	(205,820,693)	(4,900,000)
Receipt of principal on notes receivable - officers	103,252	147,856	2,144
Net cash (used in) provided by investing activities	(95,990,891)	10,310,341	(40,187,976)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common shares	24,379,357	—	(50,972)
Borrowings from the lines of credit	114,743,547	—	—
Repayments on the lines of credit	(74,000,000)
Deferred financing fees	(567,649)	(1,086,864)	—
Decrease in accrued offering costs	—	—	(590,382)
Distributions paid	(17,112,735)	(9,870,409)	(6,038,557)
Purchase of derivative	(304,000)
Exercise of employee stock options	157,100	—	—
Net cash provided by (used in) financing activities	47,295,620	(10,957,273)	(6,679,911)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(35,211,381)	9,236,893	(39,894,752)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,166,221	91,929,328	131,824,080

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,954,840	$101,166,221	$91,929,328

CASH PAID DURING PERIOD FOR INTEREST	$672,449	$—	$—

NON-CASH FINANCING ACTIVITIES

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$549,990	$150,000	$185,890

(1)   Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

See accompanying notes.

GLADSTONE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

Gladstone Capital Advisers, Inc. (Advisers), a wholly-owned subsidiary, conducts the daily administrative operations of the Company and provides managerial assistance to the Company’s portfolio companies.

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

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect to net increase in stockholders’ equity resulting from operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2004. Cash and cash equivalents pledged to creditors as of September 30, 2004 consists of the United States Treasury Bill that collateralizes the Company’s Repurchase Agreement.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2003, the Company engaged Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success or exit fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a lag between when the Company closes a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of the loan in accordance with the Company’s valuation policy.  Because S&P does not perform independent valuations of mortgage loans or equity securities, the Board of Directors also determines the fair value of these investments without the input of S&P.  The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations.

Property and Equipment

Property and equipment were carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.  On July 1, 2004, the Company sold its fixed assets at net book value to Gladstone Management Corporation.

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Payment in Kind Interest

The Company has loans in its portfolio which contain a payment in kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended September 30, 2004, September 30, 2003 and September 30, 2002, the Company recorded PIK income of $553,409, $781,407 and $461,627, respectively.

Managerial Assistance Fees

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company provides managerial assistance to its portfolio companies in connection with its investments through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc. and receives fees for managerial assistance services. These fees are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing the investment. The managerial assistance services the Company provides vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice, which concludes upon closing of the loan.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion. If the Company is invited to participate as a co-lender in a transaction and in the event that the Company does not provide significant managerial assistance services in connection with the investment, loan fees paid to the Company in such situations are deferred and amortized over the life of the loan.  Effective October 1, 2004, Gladstone Management Corporation began providing these services and will receive any such related fees.

Stock Options

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock-based compensation plan. In December 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amended SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company adopted SFAS 148 on January 1, 2003 and elects to continue to account for its stock-based compensation plan under the provisions of APB 25. The Company continues to provide pro forma disclosure (see Note 4) of the Company’s net increase (decrease) to stockholders’ equity resulting from operations calculated as if the grants of stock options had been recorded as compensation costs in accordance with SFAS 148 and 123.

Management Fees

The Company was self-managed and therefore did not incur management fees payable to third parties during the fiscal year ended September 30, 2004.

In July 2003, the Company entered into an expense sharing arrangement with Gladstone Management Corporation (“Gladstone Management”), a registered investment adviser that serves as the external adviser to Gladstone Commercial Corporation, a real estate investment trust, an affiliate. Under this expense sharing arrangement, Gladstone Management reimbursed Gladstone Capital Advisers for a portion of total payroll and benefits expenses (based on the percentage of total hours worked by each of the Company’s employees on Gladstone Commercial matters). Gladstone Management also reimbursed Gladstone Capital Advisers for its pro rata portion of all other general expenses (based on the percentage of total hours worked by all employees on Gladstone Commercial matters). Gladstone Management further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement. As a result of this expense sharing arrangement, certain of expenses, such as rent and insurance, declined during the fiscal year ended September 30, 2004.  Following the engagement of Gladstone Management on October 1, 2004, the first day of the 2005 fiscal year, Gladstone Management now directly employs all personnel and pays the payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers and Gladstone Management terminated upon the externalization of management on October 1, 2004.

Effective October 1, 2004, pursuant to the advisory agreement with Gladstone Management, the Company will pay Gladstone Management an annual advisory fee of 1.25% of the Company’s total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of the Company’s total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. The Company will receive a credit against this advisory fee for any managerial assistance fees received by Gladstone Management. The Company will continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses.

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

Dividends

Distributions to stockholders are recorded on the ex-dividend date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a dividend to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a dividend is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.

Note 3. Issuance of Common Stock

On September 30, 2004, the Company closed a public offering of common stock. The Company issued 1,150,000 shares of common stock at $22.75 per share, less an underwriting discount of $1.14 per share or 5%, and offering expenses of $476,168 for total net proceeds of $24,378,207.

Note 4. Stock Option Plan

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

Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options.  The option exercise price is equal to the market price on the date of the grant.  For the options granted during fiscal year 2004, 50% vest after one year after the grant date and the remaining 50% vest on the second year anniversary of the grant date. A portion of the options granted during the fiscal years ended September 30, 2003 and September 30, 2002 and each option granted during the period from inception through September 30, 2001 vest as follows: one-half of the number of shares issuable upon exercise of the option vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date. The remaining options granted during the fiscal year ended September 30, 2002 vest as follows: 60% of the shares issuable upon exercise of the options vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date.  Some of the options granted during the fiscal year ended September 30, 2003 vested at 25% on the grant date, 25% two months after the grant date, 25% seven months after the grant date and the final 25% vest one year and two months after the grant date.

The company accounts for its stock-based compensation plans in accordance with APB 25, “Accounting for Stock Issued to Employees”.  The pro forma information below illustrates the effect on net increase (decrease) in stockholders’ equity resulting from operations per share based on provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, issued in December 2002.

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002

Net increase (decrease) in stockholders’ equity resulting from operations
As reported:	$10,570,290	$11,073,581	$7,616,601

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(1,687,199)	(1,576,555)	(1,555,099)

Pro forma net increase in stockholders’ equity resulting from operations per share	$8,883,091	$9,497,026	$6,061,502

As reported - basic	$1.05	$1.10	$0.76
As reported - diluted	$1.02	$1.09	$0.75

Pro forma-basic	$0.88	$0.94	$0.60
Pro forma-diluted	$0.86	$0.93	$0.60

For options granted during the fiscal year ended September 30, 2004, the Company estimated a weighted-average fair value of $1.24 using a Black-Scholes option pricing model and the following weighted-average assumptions:  dividend yield of 6.67%, risk-free interest rate of 2.41%, expected volatility of 16.91%, and expected lives of the options of three years.  For options granted during the fiscal year ended September 30, 2003, the Company estimated a weighted-average fair value of $2.29 using a Black-Scholes option pricing model and the following assumptions:  dividend yield of 6.79%, risk-free interest rate of 0.95%, expected volatility of 17.71%, and expected lives of the options of three years.  For options granted during the fiscal year ended September 30, 2002, the Company estimated a fair value per option on the date of grant of $1.40 using a Black-Scholes option-pricing model and the following assumptions: dividend yield of 8.17%, risk-free interest rate of 2.02%, expected volatility of 25.8%, and expected lives of the options of three years.

A summary of the status of the Company’s 2001 Plan for September 30, 2002 through September 30, 2004 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at September 30, 2002, of which 741,664 shares were exercisable	811,664	$15.40
Granted	180,000	$17.10
Exercised	(10,000)	$15.00

Options outstanding at September 30, 2003, of which 841,664 shares were exercisable	981,664	$15.71
Granted	325,500	$22.20
Exercised	(46,666)	$15.15
Options outstanding at September 30, 2004, of which 897,496 shares are exercisable	1,260,498	$17.44

A detailed summary of the stock options outstanding at fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002 is presented in the following table:

Fiscal Year Ended	Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)

September 30, 2004	$15.00 -$22.84	1,260,498	7.88
September 30, 2003	$15.00 -$19.56	981,664	8.33
September 30, 2002	$15.00 - $17.18	811,664	9.08

During the fiscal year ended September 30, 2004, the Company issued 46,666 shares of common stock to three employees pursuant to a stock option exercise, in exchange for cash of $157,100 and two full recourse notes receivable of $549,990.  During the fiscal year ended September 30, 2003, the Company issued 10,000 shares of common stock to an employee pursuant to a stock option exercise, in exchange for a full recourse note receivable of $150,000.  During the fiscal year ended September 30, 2002, the Company issued 11,666 shares of common stock to employees of the Company pursuant to stock option exercises, in exchange for full recourse notes receivable totaling $185,890.  These transactions were effected pursuant to the 2001 Plan, which allows the Company to lend its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Interest is charged and paid on such loans at the market rate as determined based on individual financial positions.

Note 5. Commitments and Contingencies

The Company occupies its McLean, Virginia office space pursuant to a license agreement scheduled to expire on October 31, 2004. The Company’s New York City office facility has a service agreement scheduled to expire August 31, 2005.  During May 2004, the Company also entered into a service agreement for the Chicago, Illinois office which is scheduled to expire on June 30, 2005. The Company also entered into signed term sheets for the two potential investments for the Company’s portfolio. The future scheduled contractual payments at September 30, 2004 are as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Office Lease Obligations	57,696	57,696
Investments	13,450,000	13,450,000
Total	$13,507,696	$13,507,696	$—	$—	$—

Effective October 1, 2004, the Company assigned all of the outstanding leases for each of these facilities to Gladstone Management Corporation.

Note 6. Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share for the fiscal year ended September 2004, September 30, 2003, and September 30, 2002:

	September 30, 2004	September 30, 2003	September 30, 2002

Numerator for basic and diluted net increase in stockholders’ equity resulting from operation per share	$10,570,290	$11,073,581	$7,616,601

Denominator for basic weighted average shares	10,101,341	10,072,677	10,064,900
Dilutive effect of stock options	243,047	115,811	101,852
Denominator for diluted weighted average shares	10,344,388	10,188,488	10,166,752

Basic net increase in stockholers’ equity resulting from operations per share	$1.05	$1.10	$0.76

Diluted net increase in stockholers’ equity resulting from operations per share	$1.02	$1.09	$0.75

Note 7. Related Party Transactions

The Company has provided loans to employees for the exercise of options under the 2001 Plan. The loans require the quarterly payment of interest at the market rate of interest in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of stockholders’ equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the fiscal year ended September 30, 2004, the Company issued $549,990 in loans to two employees for the exercise of options and received the full repayment of a loan that was issued during fiscal year 2002. During the fiscal year ended September 30, 2003, the Company issued a $150,000 loan to an employee for the exercise of options and received the final payment for a loan issued during fiscal year 2001. During the fiscal year ended September 30, 2002, the Company issued $185,890 in loans to two employees for the exercise of options. The Company recognized interest income from all employee stock option loans of  $443,658, $437,737, and  $433,391 during the fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002, respectively. The outstanding principal balances due on all employee stock option loans at September 30, 2004, September 30, 2003, and September 30, 2002 were $9,432,678, $8,985,940, and $8,983,796, respectively.

During the fiscal year ended September 30, 2003, the Company paid personnel recruiting fees totaling $2,269 to Snelling & Associates and $4,625 to Medical Funding Corporation.  Anthony W. Parker, a director of the Company is the President of Snelling & Associates and is the founder, Chairman and President of Medical Funding Corporation. During the fiscal year ended September 30, 2002, the Company paid personnel recruiting fees totaling $31,750 to Medical Funding Corporation. There were no such transactions during the fiscal year ended September 30, 2004.

On July 1, 2004, the Company sold its fixed assets at cost, net of accumulated depreciation to Gladstone Management.

Note 8. Repurchase Agreement

On September 29, 2004, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from the public offering of common stock.  This remaining balance was settled on October 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133.  The interest rate on the Repurchase Agreement was 4.25% for a cost of $7,831.

On September 30, 2003, the Company entered into a repurchase agreement with UBS for $78,449,000, which agreement was settled on October 1, 2003.  The agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $80,050,000 and a carrying value of $80,022,249 that matured on October 16, 2003.  The interest rate on the agreement was 0.80% for a cost of $2,397.

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

Note 9. Dividends

The following table illustrates the 2004 fiscal year monthly dividends per share and the 2003 and 2002 fiscal year quarterly dividends per share:

Fiscal Year	Record Date	Payment Date	Dividend per Share	Monthly or Quarterly
2004	September 17, 2004	September 30, 2004	$0.12	Monthly
	August 18, 2004	August 31, 2004	$0.12	Monthly
	July 19, 2004	July 30, 2004	$0.12	Monthly
	June 17, 2004	June 30, 2004	$0.115	Monthly
	May 17, 2004	May 28, 2004	$0.115	Monthly
	April 19, 2004	April 30, 2004	$0.115	Monthly
	March 18, 2004	March 31, 2004	$0.11	Monthly
	February 16, 2004	February 27, 2004	$0.11	Monthly
	January 19, 2004	January 30, 2004	$0.11	Monthly
	December 18, 2003	December 31, 2003	$0.11	Monthly
	November 17, 2003	November 28, 2003	$0.11	Monthly
	October 20, 2003	October 31, 2003	$0.11	Monthly

2003	September 30, 2003	October 6, 2003	$0.33	Quarterly
	June 30, 2003	July 7, 2003	$0.29	Quarterly
	March 31, 2003	April 7, 2003	$0.25	Quarterly
	December 31, 2002	January 7, 2003	$0.23	Quarterly

2002	September 30, 2002	October 7, 2002	$0.21	Quarterly
	June 28, 2002	July 8, 2002	$0.21	Quarterly
	March 28, 2002	April 8, 2002	$0.21	Quarterly
	December 31, 2001	January 15, 2002	$0.18	Quarterly

Aggregate dividends declared and paid for the 2004 fiscal year were approximately $13.8 million which were declared based on an estimate of net investment income for the year.  Since net investment income was lower than projected, due to the expensing of certain prepaid assets associated with financing fees surrounding the line of credit, it lead to dividends exceeding net investment income for the year by approximately $0.5 million.  Therefore, a portion of the 2004 dividends will be treated as a return of capital to the Company’s stockholders.

Aggregate dividends declared and paid for the 2002 fiscal year were approximately $8.2 million. The Company declared these dividends based upon an estimate of net investment income for the year. Because of the difficult economic climate during the year, the Company’s investment pace was slower than originally anticipated, and consequently, net investment income was lower than originally projected. This resulted in dividends related to the 2002 fiscal year exceeding net investment income for the year by approximately $0.5 million. Additionally, dividends related to the 2002 fiscal year exceeded current and accumulated earnings and profits and, as a result, a portion of the Company’s dividends were treated as a return of capital to the Company’s stockholders.

Note 10. Managerial Assistance Fees

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies.  The Company provides managerial assistance to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  The Company receives fee income for managerial assistance it renders to portfolio companies in connection with its investments.  Such fees are normally paid at the closing of the Company’s investments and are generally non-recurring.  These managerial assistance services vary by investment, but generally consist of reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, and providing general financial advice. Subsequent to the fiscal year ended September 30, 2004, these services will be provided by Gladstone Management. For the fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002, these fees totaled $1,118,106, $885,500 and $1,673,614, respectively.

From time to time, the Company is invited to participate as a co-lender in a transaction. In the event that the Company does not provide significant managerial assistance services in connection with its investment, loan fees paid to the Company in such situations are deferred and amortized over the life of the loan. The Company did not receive any such loan fees during the fiscal years ended September 30, 2004, September 30, 2003, and September 30, 2002.

Note 11. Lines of Credit

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matures on June 1, 2005.  Interest on outstanding borrowings is based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of September 30, 2004, there was $15.0 million outstanding under the BB&T line of credit at an interest rate of 4.34%.  At September 30, 2004 the Company was in compliance with all covenants under the BB&T Agreement.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has obtained a $100 million revolving credit facility.  On May 19, 2003, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc. (“CIBC”), as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from the Company to secure future advances by certain institutional lenders.  On September 28, 2004, CIBC assigned its interest in the credit facility to Deutsche Bank AG, which expires on May 31, 2005 and can be extended at the option of Deutsche Bank AG. Interest rates charged on the advances under the facility are based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of September 30, 2004, the outstanding principal balance under this credit facility was approximately $25.7 million at an interest rate of 3.29%.

The facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of September 30, 2004, Business Loan was in compliance with all of the facility covenants.  The Company currently intends to securitize all of the loans held by Business Loan and will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

Gladstone Management, the Company’s affiliated servicing entity, services the loans pledged under the facility.  As a condition to this servicing arrangement, the Company executed a Performance Guaranty pursuant to which it guaranteed that Management would comply fully with all of its obligations under the facility.  The Performance Guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of September 30, 2004, the Company was in compliance with all covenants under the Performance Guaranty.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000 and a current fair value of approximately $89,741 which is recorded in other assets on the Company’s consolidated balance sheet at September 30, 2004.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

Note 13. Deferred Compensation Plan

The Company has adopted a deferred compensation plan (the 401(k) Plan) effective January 1, 2002. The 401(k) Plan permits an employee to defer the lesser of 75% of his or her total annual compensation or the applicable Internal Revenue Service (IRS) annual limit. Employees of the Company are eligible to participate in the 401(k) Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service. The service requirement has been waived for those employees who were employed by the Company as of January 1, 2002. As of September 30, 2004, the Company funded $50,630 and as of September 30, 2003, the Company funded $23,987 in contributions to the 401(k) Plan. The Company has received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Code. For the fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002, the Company recorded $48,502, $48,877 and $23,569, respectively, in expenses related to the 401(k) Plan.

Note 14.  Subsequent Events

In October 2004, the Company sold its entire interest in Burt’s Bees, Inc. for a premium of $9,750.  In November 2004, the Company purchased a $9.0 million syndicated participation in Tech Lighting Inc. and an $8.0 million syndicated participation in Valor Telecommunications, Inc. and funded new loans to Global Materials Technology, Inc. for $5.5 million and to Santana Products, Inc. for $7.95 million. The Company received full repayments of two investments: America’s Water Heater Rentals repaid its entire loan of $12.0 million and remitted exit costs of $1,440,000 and A and G, Inc. repaid its entire loan of $12.25 million.

Note 15. Financial Highlights

	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002

Per Share Data (1)
Net asset value at beginning of period	$12.97	$12.97	$13.05
Income from investment operations:
Net investment income (4)	1.32	1.12	0.76
Realized gain on sale of investment (4)	—	—	—
Net unrealized gain/(loss) on investments (4)	(0.25)	(0.02)	—
Net unrealized (loss) on derivatives (4)	(0.02)	—	—
Total from investment operations	1.05	1.10	0.76
Less distributions:
Distributions from net investment income	(1.25)	(1.10)	(0.76)
Tax return of capital distribution	(0.12)	—	(0.05)
Total distributions	(1.37)	(1.10)	(0.81)
Issuance of common stock under shelf offering	0.99	—	—
Issuance of common stock under stock option plan	0.01	—	(0.02)
Offering costs and underwriting discount	(0.16)	—	(0.01)
Repayment of principal on notes receivable	0.01	—	—
Net asset value at end of period	$13.50	$12.97	$12.97

Per share market value at beginning of period	$19.45	$16.88	$16.14
Per share market value at end of period	22.71	19.45	16.88
Total Return (2)(3)	24.40%	21.74%	9.60%
Shares outstanding at end of period	11,278,510	10,081,844	10,071,844

Ratios/Supplemental Data
Net assets at end of period	$152,226,655	$130,802,382	$130,663,273
Average net assets	$130,385,129	$132,196,505	$130,984,674
Ratio of expenses to average net assets	5.45%	2.92%	2.17%
Ratio of net investment income to average net assets	10.20%	8.38%	5.81%

(1)           Basic per share data.

(2)           For the fiscal year ended September 30, 2004, the total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment. For fiscal years ended September 30, 2003 and 2002, total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value, assuming quarterly dividend reinvestment.

(3)           Amounts were not annualized.

(4)           Weighted average basic per share data was used.

Note 16. Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2004
	Quarter Ended December 31, 2003	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004

Total Investment Income	$3,967,949	$4,367,920	$6,709,810	$5,350,289
Net Investment Income	2,938,636	3,121,558	4,730,631	2,501,950
Net Increase in Stockholders’ Equity Resulting From Operations	1,381,074	2,828,583	5,609,893	750,740

Basic Earnings per Common Share	$0.14	$0.28	$0.56	$0.07
Diluted Earning per Common Share	$0.13	$0.27	$0.54	$0.08

	Year Ended September 30, 2003
	Quarter Ended December 31, 2002	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003

Total Investment Income	$3,235,432	$3,859,293	$4,059,744	$4,000,405
Net Investment Income	2,412,154	2,919,591	3,115,736	2,848,440
Net Increase in Stockholders’ Equity Resulting From Operations	2,412,154	3,662,015	2,370,899	2,628,513

Basic Earnings per Common Share	$0.24	$0.36	$0.24	$0.26
Diluted Earning per Common Share	$0.24	$0.36	$0.23	$0.26

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

We have requested Ernst & Young to furnish a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated December 20, 2002, is filed as Exhibit 16.1 to our Current Report on Form 8-K filed on December 20, 2002.

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

Item 9A. Controls and Procedures.

As of September 30, 2004 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2005 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2005 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  All members of the Audit Committee have been designated by the Board of Directors as financial experts.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2005 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is hereby incorporated by reference from our 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2005 Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2005 Proxy Statement under the caption “Audit Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.             DOCUMENTS FILED AS PART OF THIS REPORT

1.             The following financial statements are filed herewith:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of September 30, 2004 and September 30, 2003
Consolidated Schedule of Investments as of September 30, 2004
Consolidated Schedule of Investments as of September 30, 2003
Consolidated Statements of Operations for the years ended September 30, 2004, September 30, 2003 and September 30, 2002
Consolidated Statement of Stockholders Equity for the years ended September 30, 2004, September 30, 2003 and September 30, 2002
Consolidated Statements of Cash Flows for the years ended September 30, 2004, September 30, 2003 and September 30, 2002
Notes to Financial Statements

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

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 117, 2004.
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

10.8	Subscription Agreement dated May 30, 2001, incorporated by reference to Exhibit p to the Registration Statement on Form N-2 (File No. 333-63700), filed June 22, 2001.
10.9*	Investment Advisory and Administrative Agreement dated as of October 1, 2004 between the Company and Gladstone Management Corporation.
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

10.17

Amendment No. 1 to Credit Agreement dated as of September 17, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 814-00237), filed December 11, 2003.

10.18

Facility License Agreement, dated November 1, 2003, between the Company and Teqcorner LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 814-00237), filed December 11, 2003.

10.19

Amendment No. 2 to Credit Agreement dated as of February 6, 2004, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00237), filed May 13, 2004.

10.20

Amendment No. 3 to Credit Agreement dated as of May 28, 2004, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 814-00237), filed August 10, 2004.

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

10.27

Loan Agreement dated as of June 22, 2004 between the Company and Branch Banking and Trust Company, incorporated by reference to Exhibit k.20 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-100385), filed July 15, 2004.

10.28

Amendment No. 4 to Credit Agreement dated as of September 28, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 814-00237), filed on October 1, 2004.

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

GLADSTONE CAPITAL CORPORATION

Date: December 14, 2004	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: December 14, 2004	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: December 14, 2004	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: December 14, 2004	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer (principal financial and accounting officer)

Date: December 14, 2004	By:	/s/ GEORGE STELLJES, III
George Stelljes, III
President, Chief Investment Officer and Director

Date: December 14, 2004	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Director

Date: December 14, 2004	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: December 14, 2004	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: December 14, 2004	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: December 14, 2004	By:	/s/ MAURICE COULON
Maurice Coulon
Director

Date: December 14, 2004	By:	/s/ JOHN OUTLAND
John Outland
Director