Form 10-Q
period 2004-12-31
GLADSTONE CAPITAL CORP
filed 2005-02-09
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2004

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 7, 2005 was 11,288,510.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2004	September 30, 2004

ASSETS
Investments at fair value (Cost 12/31/2004: $170,302,735; 9/30/2004: $149,189,306)	$167,842,273	$146,446,240
Cash and cash equivalents	23,383,544	15,969,890
Cash and cash equivalents pledged to creditors	—	49,984,950
Interest receivable – investments in debt securities	979,666	837,336
Interest receivable – employees	38,012	112,960
Due from custodian	1,171,809	1,203,079
Due from affiliate	79,238	109,639
Deferred financing fees	258,824	350,737
Prepaid assets	189,718	191,676
Other assets	142,507	127,220

TOTAL ASSETS	$194,085,591	$215,333,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$220,844	$105,921
Fees due to affiliate	149,911	113,511
Borrowings under lines of credit	40,400,000	40,743,547
Accrued expenses and deferred liabilities	164,729	798,096
Repurchase agreement	—	21,345,997

Total Liabilities	$40,935,484	$63,107,072

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,278,510 shares issued and outstanding	$11,279	$11,279
Capital in excess of par value	164,183,548	164,294,781
Notes receivable – employees	(9,282,678)	(9,432,678)
Net unrealized depreciation on investments	(2,460,461)	(2,743,066)
Unrealized depreciation on derivative	(239,070)	(214,259)
Distributions less than net investment income	937,489	310,598

Total Stockholders’ Equity	$153,150,107	$152,226,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,085,591	$215,333,727

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2004

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt (7) (13.3%, Due 12/2010)	$7,500,000	$7,500,000

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3) (12.3%, Due 7/2009)	4,000,000	4,005,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (6) (10.0%, Due 6/2008)	1,190,141	1,184,190
		Senior Subordinated Term Debt (5) (6) (11.3%, PIK 4%, Due 12/2008)	3,694,750	3,653,184

Bear Creek Corporation	Premium horticultural and food products	Senior Subordinated Term Debt (7) (9.9%, Due 6/2010)	6,000,000	6,090,000

Benetech, Inc.	Dust management systems for the coal and electric utility industries	Senior Term Debt (6) (8.5%, Due 5/2009)	3,087,500	3,091,359
		Senior Term Debt (3) (6) (11.5%, Due 5/2009)	3,250,000	3,262,188

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (5) (6) (13.0%, PIK 2%, Due 7/2007)	15,742,507	15,506,369

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,612,500
		Common Stock Warrants	37,000	569,535

Gammill, Inc.	Designer and assembler of quilting machines and accessories	Senior Term Debt (6) (9.5%, Due 12/2008)	4,580,769	4,580,769
		Senior Term Debt (3) (6) (12.0%, Due 12/2008)	4,750,000	4,750,000

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (3) (13.0%, Due 11/2009)	5,500,000	5,500,000

Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (3) (6) (5.2%, Due 9/2006)	2,316,525	2,108,038
Kingway Acquisition, Inc.
Clymer Acquisition, Inc.

Maidenform, Inc.	Intimate apparel	Senior Subordinated Term Debt (7) (10.2%, Due 5/2011)	10,003,437	10,200,000

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (6) (13.0%, Due 12/2006)	6,800,000	6,494,000
		First Mortgage Loan (5) (16%, PIK 1%, Due 12/2006)	9,277,839	9,277,839

Company (1)	Industry	Investment (2)	Cost	Fair Value

Marietta Corporation	Manufacturing-personal care products	Senior Subordinated Term Debt (7) (11.5%, Due 6/2010)	2,000,000	2,020,000

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (7) (6.7%, Due 3/2007)	1,636,973	1,645,488
		Senior Subordinated Term Debt (7) (12.6%, Due 3/2008)	6,503,047	6,597,500

Mistras Holdings Corp.	Nondestructive testing instruments, systems and services	Senior Term Debt (3) (6) (10.5%, Due 8/2008)	9,666,666	9,569,999
		Senior Term Debt (3) (6) (12.5%, Due 8/2008)	4,833,334	4,772,917
		Senior Term Debt (3) (6) (13.5%, Due 8/2008)	1,000,000	992,500

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term Debt (7) (8.9%, Due 6/2010)	3,000,000	3,060,000

Regency Gas Services LLC	Midstream gas gathering and processing	Senior Subordinated Term Debt (7) (8.3%, Due 12/2010)	2,000,000	2,040,000

Santana Plastics	Manufacturing-polyethylene bathroom partitions	Senior Term Debt (3) (10.5%, Due 11/2009)	6,000,000	6,000,000
		Senior Term Debt (4) (13.0%, Due 11/2009)	1,950,000	1,950,000

Tech Lighting LLC	Manufacturing-low voltage lighting systems	Senior Subordinated Term Debt (7) (9.3%, Due 10/2010)	9,014,295	9,045,000

Valor Telcommunications, Inc.	Rural telecommunications	Senior Subordinated Term Debt (7) (10.1%, Due 11/2011)	9,985,952	10,300,000

Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (3) (6) (7.3%, Due 3/2009)	2,482,000	2,478,898
		Senior Term Debt (4) (6) (11.5%, Due 3/2009)	12,000,000	11,985,000

Total:			$170,302,735	$167,842,273

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Percentage represents interest rates in effect at December 31, 2004 and due date represents the contractual maturity date.

(3) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(5) Has some paid in kind (PIK) interest.  Refer to Note 7 “Payment in Kind Interest” hereto and Note 2 “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the fiscal year ended September 30, 2004.

(6) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(7) Marketable securities are valued based on the bid price, as of December 28, 2004, from the respective originating syndication agent’s trading desk.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2004

Company (1)	Industry	Investment (2)	Cost	Fair Value

A and G, Inc. (d/b/a Alstyle)	Activewear products	Senior Term Debt (3) (6) (11.0%, Due 6/2008)	$12,250,000	$12,250,000

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3) (12.3%, Due 7/2009)	4,000,000	4,000,000

America's Water Heater Rentals	Household appliances rental	Senior Term Debt (4) (6) (8) (12.5%, Due 2/2009)	12,000,000	12,840,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (6) (9.75%, Due 6/2008)	1,190,141	1,188,653
		Senior Subordinated Term Debt (5) (6) (11%, PIK 4%, Due 12/2008)	3,657,164	3,634,306

Bear Creek Corporation	Premium horticultural and food products	Senior Subordinated Term Debt (7) (9.1%, Due 6/2010)	6,000,000	6,090,000

Benetech, Inc.	Dust management systems for the coal and electric utility industries	Senior Term Debt (6) (8.5%, Due 5/2009)	3,168,750	3,160,828
		Senior Term Debt (3) (6) (11.5%, Due 5/2009)	3,250,000	3,241,875

Burt's Bees, Inc.	Personal & household products	Senior Term Debt (7) (5.4%, Due 11/2009)	975,000	987,188

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (5) (6) (13.0%, PIK 2%, Due 7/2007)	15,700,625	15,308,110

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,612,500
		Common Stock Warrants	37,000	474,984

Gammill, Inc.	Designer and assembler of quilting machines and accessories	Senior Term Debt (6) (9.5%, Due 12/2008)	4,708,013	4,731,553
		Senior Term Debt (3) (6) (12.0%, Due 12/2008)	4,750,000	4,767,813

Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (3) (6) (4.6%, Due 9/2006)	2,387,548	2,136,855
Kingway Acquisition, Inc.
Clymer Acquisition, Inc.

Maidenform, Inc.	Intimate apparel	Senior Subordinated Term Debt (7) (9.4%, Due 5/2011)	10,003,571	10,175,000

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (6) (13.0%, Due 12/2006)	6,800,000	6,188,000
		First Mortgage Loan (5) (16%, Due 12/2006)	9,254,715	9,254,715

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (7) (5.9%, Due 3/2007)	1,815,497	1,806,887
		Senior Subordinated Term Debt (7) (11.2%, Due 3/2008)	6,503,282	6,500,000

Mistras Holdings Corp.	Nondestructive testing instruments, systems and services	Senior Term Debt (3) (6) (10.5%, Due 8/2008)	9,833,333	9,759,583
		Senior Term Debt (3) (6) (12.5%, Due 8/2008)	4,916,667	4,867,500
		Senior Term Debt (3) (6) (13.5%, Due 8/2008)	1,000,000	1,000,000

Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (3) (6) (6.5%, Due 3/2009)	2,488,000	2,484,890
		Senior Term Debt (4) (6) (11.5%, Due 3/2009)	12,000,000	11,985,000

Total:			$149,189,306	$146,446,240

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

(5) Has some paid in kind (PIK) interest.  Refer to Note 7 “Payment in Kind Interest” hereto and Note 2 “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the fiscal year ended September 30, 2004.

(6) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(7) Marketable securities are valued based on the bid price, as of September 30, 2004, from the respective originating syndication agent’s trading desk.

(8) Includes a success fee with a fair value of $660,000 and no cost basis.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,	Three Months Ended December 31,
	2004	2003
INVESTMENT INCOME
Interest income – investments	$5,707,343	$3,539,696
Interest income – cash and cash equivalents	16,340	48,621
Interest income – notes receivable from employees	114,718	108,632
Fee income(Refer to Note 12)	—	255,000
Other income	240,000	16,000
Total investment income	6,078,401	3,967,949

EXPENSES
Loan servicing	530,952	—
Management fee (Refer to Notes 10 and 13)	327,302	—
Professional fees	238,722	152,771
Amortization of deferred financing fees	91,912	83,551
Interest	171,730	78,200
Stockholder related costs	71,769	52,660
Directors fees	27,000	24,333
Insurance	46,272	74,011
Salaries and benefits	—	390,707
Rent	—	37,760
General and administrative	43,160	135,320
Expenses before credit from Gladstone Management	1,548,819	1,029,313
Credit to management fee for fees collected by Gladstone Management (Refer to Note 13)	(286,500)	—
Total expenses net of credit to management fee	1,262,319	1,029,313

NET INVESTMENT INCOME BEFORE INCOME TAXES	4,816,082	2,938,636
Income tax expense	138,678	—
NET INVESTMENT INCOME	4,677,404	2,938,636

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investment	9,750	—
Unrealized depreciation on derivative	(24,811)	—
Net unrealized appreciation (depreciation) on investments	282,605	(1,557,562)
Net gain (loss) on investments	267,544	(1,557,562)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$4,944,948	$1,381,074

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.44	$0.14
Diluted	$0.43	$0.13

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,278,510	10,081,844
Diluted	11,615,796	10,333,529

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Capital in Excess of Par Value	Notes Receivable From Sale of Common Stock	Distributions (Less Than)/in Excess of Net Investment Income	Realized Gain on Sale of Investment	Unrealized Appreciation/ (Depreciation) of Investments	Unrealized Appreciation/ (Depreciation) of Derivatives	Total Stockholders' Equity

	Common Stock
	Shares	Amount

Balance at September 30, 2003	10,081,844	$10,082	$140,416,674	$(8,985,940)	$(416,094)	$—	$(222,340)	$—	$130,802,382
Repayment of Principal on Notes Receivable	—	—	—	103,252	—	—	—	—	103,252
Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	2,938,636	—	(1,557,562)	—	1,381,074
Distributions Declared ($0.33 per common share)	—	—	—	—	(3,327,009)	—	—	—	(3,327,009)
Balance at December 31, 2003	10,081,844	$10,082	$140,416,674	$(8,882,688)	$(804,467)	—	$(1,779,902)	—	$128,959,699

Balance at September 30, 2004	11,278,510	$11,279	$164,294,781	$(9,432,678)	$298,098	$12,500	$(2,743,066)	$(214,259)	$152,226,655
Shelf Offering Costs	—	—	(111,233)	—	—	—	—	—	(111,233)
Repayment of Principal on Notes Receivable	—	—	—	150,000		—	—	—	150,000
Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	4,677,404	9,750	282,605	(24,811)	4,944,948
Distributions Declared ($0.36 per common share)	—	—	—	—	(4,060,263)	—	—	—	(4,060,263)
Balance at December 31, 2004	11,278,510	$11,279	$164,183,548	$(9,282,678)	$915,239	$22,250	$(2,460,461)	$(239,070)	$153,150,107

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,	Three Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders' equity resulting from operations	$4,944,948	$1,381,074
Adjustments to reconcile net increase in stockholders' equity resulting from operations to net cash provided by operating activities:
Depreciation	—	7,091
Net amortization of premiums and discounts	455	—
Amortization of deferred financing fees	91,912	—
Unrealized depreciation on derivative	24,811	—
Change in net unrealized depreciation	(282,605)	1,557,562
Decrease (increase) in interest receivable	(67,382)	87,615
Decrease in funds due from custodian	31,270	1,169,500
Decrease (increase) in prepaid assets	1,958	(52,204)
Decrease in due from affiliate	30,401	—
Increase in other assets	(40,097)	(250,476)
Increase in accounts payable	114,923	67,805
(Decrease) increase in accrued expenses and deferred liabilities	(633,367)	94,525
Increase in fees due to affiliate	36,400	—
Increase in investment balance due to payment in kind interest	(140,090)	(137,551)
Net cash provided by operating activities	4,113,537	3,924,941

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(46,949,500)	(15,500,000)
Principal repayments on investments	25,975,707	4,504,167
Proceeds from repurchase agreements	—	93,101,000
Repayment of repurchase agreements	(21,345,997)	(78,449,000)
Receipt of principal on notes receivable - employees	150,000	103,252
Purchase of furniture & equipment	—	(1,567)
Net cash (used in) provided by investing activities	(42,169,790)	3,757,852

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from the lines of credit	50,400,000	—
Repayments on the lines of credit	(50,743,547)	—
Distributions paid	(4,060,263)	(6,654,018)
Shelf offering costs	(111,233)	—
Deferred financing fees	—	58,664
Net cash used in financing activities	(4,515,043)	(6,595,354)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(42,571,296)	1,087,439
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,954,840	101,166,221
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,383,544	$102,253,660

CASH PAID DURING PERIOD FOR INTEREST	$139,763	$—
CASH PAID DURING PERIOD FOR INCOME TAXES	$138,678	$—

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended December 31,	Three Months Ended December 31,
	2004	2003

Per Share Data (1)
Net asset value at beginning of period	$13.50	$12.97
Income from investment operations:
Net investment income (2)	0.41	0.29
Realized gain on sale of investment (2)	—	—
Net unrealized gain/(loss) on investments (2)	0.03	(0.15)
Net unrealized (loss) on derivatives (2)	—	—
Total from investment operations	0.44	0.14
Less distributions:
Distributions from net investment income	(0.36)	(0.33)
Total distributions	(0.36)	(0.33)
Offering costs	(0.01)	—
Repayment of principal on notes receivable	0.01	0.01
Net asset value at end of period	$13.58	$12.79

Per share market value at beginning of period	$22.71	$19.45
Per share market value at end of period	23.70	22.35
Total Return (3)(4)	5.94%	16.71%
Shares outstanding at end of period	11,278,510	10,081,844

Ratios/Supplemental Data
Net assets at end of period	$153,150,107	$128,959,699
Average net assets	$151,429,917	$129,002,039
Ratio of expenses to average net assets-annualized (5)	4.46%	3.19%
Ratio of net expenses to average net assets-annualized (6)	3.70%	3.19%
Ratio of net investment income to average net assets-annualized	12.36%	9.11%

(1)   Basic per share data.

(2)  Based on weighted average basic per share data.

(3)   Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

(4)   Amounts were not annualized.

(5)   Ratio of expenses to average net assets is computed using expenses before credit from Gladstone Management and income tax expense.

(6)  Ratio of net expenses to average net assets is computed using total expenses net of credits to management fee and income tax expense.

SEE ACCOMPANYING NOTES.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Gladstone Capital Advisers, Inc. is a wholly-owned subsidiary of the Company.  The financial statements of this subsidiary are consolidated with those of the Company.

Gladstone Business Loan LLC, a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of owning the Company’s portfolio of loan investments.  The financial statements of this subsidiary are consolidated with those of the Company.

NOTE 2. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of the Company are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission.

NOTE 3. STOCK OPTIONS

The following tables set forth the pro-forma effect of fair value option accounting for the three months ended December 31, 2004 and December 31, 2003 in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”.

	Three Months Ended December 31,	Three Months Ended December 31,
	2004	2003

Net increase in stockholders' equity resulting from operations as reported:	$4,944,948	$1,381,074
Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(72,355)	(403,619)
Pro forma net increase in stockholders' equity resulting from operations per share	$4,872,593	$977,455

As reported - basic	$0.44	$0.14
As reported - diluted	$0.43	$0.13

Pro forma-basic	$0.43	$0.10
Pro forma-diluted	$0.42	$0.09

In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS Statement No. 123R, “Share-Based Payment.”  SFAS 123R effectively replaces SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The new standard is effective for awards that are granted, modified, or settled in cash for interim or annual periods beginning after June 15, 2005.  The adoption of SFAS 123R will require the Company to begin expensing unvested or newly granted stock options as compensation cost.

The Company currently accounts for the issuance of stock options through the Amended and Restated 2001 Equity Incentive Plan (the “Plan”) in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In connection with the externalization of the Company’s management, all of its officers and employees became direct employees of Gladstone Management Corporation as of October 1, 2004, the start of fiscal year 2005.  However, these individuals continue to be eligible to receive stock options under the Plan.  Effective October 1, 2004, the Company accounted for any options granted to employees of Gladstone Management Corporation, who qualify as leased employees of the Company under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

NOTE 4. INCREASE IN STOCKHOLDERS’ EQUITY FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended December 31, 2004 and December 31, 2003:

	Three Months Ended December 31,	Three Months Ended December 31,
	2004	2003
Numerator for basic and diluted net increase in stockholders' equity resulting from operations per share	$4,944,948	$1,381,074

Denominator for basic weighted average shares	11,278,510	10,081,844
Dilutive effect of stock options	337,286	251,685
Denominator for diluted weighted average shares	11,615,796	10,333,529

Basic net increase in stockholers' equity resulting from operations per share	$0.44	$0.14
Diluted net increase in stockholers' equity resulting from operations per share	$0.43	$0.13

NOTE 5. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.  Effective October 31, 2003, the Company began paying a monthly dividend.  The following table illustrates the first quarter of the 2005 fiscal year monthly dividends per share, 2004 fiscal year monthly dividends per share and the 2003 fiscal year quarterly dividends per share:

Fiscal Year	Record Date	Payment Date	Dividend per Share	Monthly or Quarterly
2005	Dec. 17, 2004	Dec. 30, 2004	$0.12	Monthly
	Nov. 17, 2004	Nov. 30, 2004	$0.12	Monthly
	Oct. 18, 2004	Oct. 29, 2004	$0.12	Monthly

2004	Sep. 17, 2004	Sep. 30, 2004	$0.12	Monthly
	Aug. 18, 2004	Aug. 31, 2004	$0.12	Monthly
	Jul. 19, 2004	Jul. 30, 2004	$0.12	Monthly
	Jun. 17, 2004	Jun. 30, 2004	$0.115	Monthly
	May 17, 2004	May 28, 2004	$0.115	Monthly
	Apr. 19, 2004	Apr. 30, 2004	$0.115	Monthly
	Mar. 18, 2004	Mar. 31, 2004	$0.11	Monthly
	Feb. 16, 2004	Feb. 27, 2004	$0.11	Monthly
	Jan. 19, 2004	Jan. 30, 2004	$0.11	Monthly
	Dec. 18, 2003	Dec. 31, 2003	$0.11	Monthly
	Nov. 17, 2003	Nov. 28, 2003	$0.11	Monthly
	Oct. 20, 2003	Oct. 31, 2003	$0.11	Monthly

2003	Sept. 30, 2003	Oct. 6, 2003	$0.33	Quarterly
	June 30, 2003	July 7, 2003	$0.29	Quarterly
	March 31, 2003	April 7, 2003	$0.29	Quarterly
	Dec. 31, 2002	Jan 7, 2003	$0.29	Quarterly

NOTE 6. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. The Company currently engages Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success or exit fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a lag between when the Company closes a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of the loan in accordance with the Company’s valuation policy without the input of S&P.  Because S&P does not perform independent valuations of mortgage loans or equity securities, the Board of Directors also determines the fair value of these investments without the input of S&P.  The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations.

NOTE 7. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio that contain a payment in kind (“PIK”) provision. The PIK interest is added to the principal balance of the loan and recorded as income.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended December 31, 2004, the Company recorded PIK income of $140,963, and for the three months ended December 31, 2003, the Company recorded PIK income of $138,543.  At December 31, 2004 and September 30, 2004 the Company had accrued on its balance sheets, a total in PIK income of $1,278,745 and $1,138,727 respectively.  The Company does not hold any investments issued at original issue discount and accordingly, has not realized any original issue discount income for the three months ended December 31, 2004 or December 31, 2003.

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

The Company had no outstanding repurchase agreement as of December 31, 2004.  On September 29, 2004, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from the Company’s public offering of common stock in September 2004.  This remaining balance was settled on October 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133.  The interest rate charged on the Repurchase Agreement was 4.25% for a cost of $7,831.

NOTE 9. CONTRACTUAL OBLIGATIONS

As of December 31, 2004, the Company was a party to signed and non-binding term sheets for three potential investments for the Company’s portfolio.  The future scheduled investments are expected to fund as follows:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	28,000,000	28,000,000
Total	$28,000,000	$28,000,000	$—	$—	$—

These prospective investments are subject to, among other things, the satisfactory completion of the Company’s due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective loan, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. The Company has initiated its due diligence investigations of the potential borrowers, however there can be no guarantee that facts will not be discovered in the course of completing the due diligence that would render a particular investment imprudent or that any of these investments will actually be made.

NOTE 10. LINES OF CREDIT

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matures on June 1, 2005.  Interest on outstanding borrowings is based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of December 31, 2004, there was $15.0 million outstanding under the BB&T line of credit at an interest rate of 4.9% and no available borrowings.  At December 31, 2004 the Company was in compliance with all covenants under the BB&T Agreement.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has a $100 million revolving credit facility with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of December 31, 2004, the outstanding principal balance under this credit facility was approximately $25.4 million at an interest rate of 2.28%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2004, the remaining borrowing capacity available under this line of credit was approximately $23.0 million.

The facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2004, Business Loan was in compliance with all of the facility covenants.

Effective July 12, 2004, Gladstone Management, the Company’s affiliated external adviser also services the loans pledged under the facility.  As a condition to this servicing arrangement, the Company executed a Performance Guaranty pursuant to which it guaranteed that Management would comply fully with all of its obligations under the facility.  The Performance Guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2004, the Company was in compliance with all covenants under the Performance Guaranty.  Gladstone Management services these loans for an annual fee of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the facility.  For the three months ended December 31, 2004, the Company recorded loan servicing fees of $530,952.  There were no loan servicing fees incurred for the three months ended December 31, 2003, as prior to July 12, 2004, the loans pledged under the facility were serviced by Gladstone Capital Advisers, Inc., wholly-owned subsidiary of the Company.

While Gladstone Management began receiving loan servicing fees as of July 12, 2004, such loan servicing fees received by Gladstone Management are credited to the Company’s advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three months ended December 31, 2004 was reduced by $530,952 in respect of these fees received by Gladstone Management.

NOTE 11. INTEREST RATE CAP AGREEMENT

Pursuant to the Deutsche Bank AG line of credit, the Company has an interest rate cap agreement that effectively limits the interest rate on a portion of the borrowings under the line of credit.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000 and a current fair value of approximately $64,930 which is recorded in other assets on the Company’s consolidated balance sheet at December 31, 2004.  At September 30, 2004, the interest rate cap agreement had a fair value of $89,741.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

NOTE 12. FEE INCOME

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The 1940 Act defines managerial assistance as the service made available to a portfolio company to provide “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”  Prior to the start of fiscal year 2005, the Company provided managerial assistance and other services to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc. and therefore recorded managerial assistance and other fee revenue in connection with these activities.  Effective October 1, 2004, the Company offers managerial assistance and other services to its portfolio companies through its external investment adviser, Gladstone Management Corporation (“Gladstone Management”).  Neither the Company nor its external investment adviser, Gladstone Management, charges a fee for managerial assistance.  However, in the past the Company, and since October 1, 2004, Gladstone Management, have provided other services to portfolio companies in addition to managerial assistance.  These other services include a wide variety of services to the portfolio companies such as investment banking work, arranging bank financing, arranging equity financing structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Gladstone Management is charging for these services and is crediting the funds received from these other services to the Company as a credit against the investment advisory fee due from the Company under the investment advisory agreement.  Such fees are normally paid in part at the time of signing a non-binding letter of intent, with the remainder paid at the closing of the Company’s investments and are generally non-recurring.  For the three months ended December 31, 2004, the Company recorded no revenue from managerial assistance and other fees since, as described above, these fees were remitted by the borrower directly to Gladstone Management.  For the three months ended December 31, 2003, the Company recorded $255,000 of managerial assistance and other fee revenue.

While Gladstone Management began receiving all managerial assistance and other fees in connection with the Company’s investments as of October 1, 2004, such managerial assistance and other fees received by Gladstone Management are credited to the Company as a reduction of the advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  For the three months ended December 31, 2004, Gladstone Management received $286,500 of managerial assistance and other fees in connection with the Company’s investments.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three months ended December 31, 2004 was reduced by $286,500 in respect of these fees received by Gladstone Management.

NOTE 13. ADVISORY AGREEMENT WITH GLADSTONE MANAGEMENT CORPORATION

Effective October 1, 2004, the Company entered into an advisory agreement with Gladstone Management, an unconsolidated affiliate of the Company, whereby Gladstone Management would serve as an external adviser to the Company.  As compensation for the services of Gladstone Management, the Company pays Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%, for a total annual fee of 2.0% (0.50% quarterly) of total assets (as reduced by cash and cash equivalents pledged to creditors). The Company continues to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides the managerial assistance and other services that the Company previously made available to its portfolio companies through its wholly-owned subsidiary Gladstone Capital Advisers, Inc.  To the extent that Gladstone Management receives any fees directly from a portfolio company for such services, Gladstone Management credits these fees directly against the 2% management fee.  For the three months ended December 31, 2004, Gladstone Management recorded $286,500 of such fees and credited this amount against the 2% management fee received from the Company.  Gladstone Management also services the loans held by Business Loan, in return for which, Gladstone Management receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  All loan servicing fees paid to Gladstone Management are also credited directly against the 2% management fee.  For the three months ended December 31, 2004, these loan servicing fees totaled $530,952, all of which were credited against the 2% management fee, reflecting it as a reduction of operating expenses in the consolidated statement of operations. Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because the Company was internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended December 31, 2003.

The following table sets forth the computation of the management fee for the three months ended December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee and 0.1875% quarterly administrative fee):

Fee:
Total assets at December 31, 2004	$194,085,591
Less: Borrowings under line of credit at December 31, 2004 (a)	(22,435,000)
Total assets subject to fee as of December 31, 2004	171,650,591
Quarterly fee rate	0.50%
Gross management fee before loan servicing fee credit	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	530,952
Management fee before credit:	327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	286,500
Net management fee for the three months ended December 31, 2004:	$40,802

(a)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of December 31, 2004 for the purpose of satisfying the Company’s asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

NOTE 14. FEDERAL AND STATE INCOME TAXES

The Company has historically operated, and intends to continue to operate, in a manner to qualify for treatment as a RIC under Subchapter M of the Code.  As a RIC, the Company is not subject to federal or state income tax on the portion of its taxable income and gains distributed to stockholders.  To qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code and as such no income tax provisions have been recorded for the individual companies of Gladstone Capital Corporation and Gladstone Business Loan LLC.

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as managerial assistance fees and any other related fees resulting in aggregate federal and state income taxes of $138,678.

NOTE 15. SUBSEQUENT EVENTS

In January 2005, the Company sold its entire $2.0 million loan participation in Marietta Corporation for a gain of $20,000 and purchased a $2.5 million additional loan participation in Polar Corporation, a $1.0 million additional loan participation in Regency Gas Services LLC and a $5.5 million loan participation in John Henry Holdings Inc., an envelope manufacturer.

In February 2005, the Inca Metal Products Corporation/Kingway Acquisition, Inc./Clymer Acquisition, Inc. investment was repaid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone , Terry Lee Brubaker, or George Stelljes III; (4) our inability to maintain a credit facility on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 14, 2004. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

We seek out small and medium-sized businesses that meet certain criteria, including (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with a significant ownership interest in the borrower, (4) profitable operations based on the borrower’s cash flow, (5) reasonable capitalization of the borrower (usually by buyout funds or venture capital funds) and (6) the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering by the borrower or by exercise of our right to require the borrower to buy back its warrants. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. The amount of cost basis PIK interest accrued on our balance sheet as of December 31, 2004 was approximately $1,279,000.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Prior to the externalization of our management on October 1, 2004, the start of the 2005 fiscal year, we provided these services through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Since the externalization of our management on October 1, 2004, our investment adviser, Gladstone Management Corporation (“Gladstone Management”), began to provide these services on our behalf.  In addition, Gladstone Management provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to Gladstone Management in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to Gladstone Management.  Any such fees received by Gladstone Management are credited against the management advisory fee payable to Gladstone Management pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by Gladstone Management.  The specific services Gladstone Management provides vary by portfolio company, but generally include a wide variety of services to the portfolio companies such as investment banking work, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. Prior to the start of fiscal year 2005, Gladstone Capital Advisers, Inc. provided these services and received these fees and we have recorded fees for these services as fee income for the periods in which these fees were earned by us.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the potential borrower’s business and reaching agreement on the legal documentation for the loan. Upon execution of the non-binding term sheet, the potential borrower generally pays Gladstone Management a non-refundable fee for its services rendered through the date of the non-binding term sheet. Prior to the externalization of our management on October 1, 2004, we recognized this as fee revenue upon execution of the non-binding term sheet. Effective October 1, 2004, these fees are received by Gladstone Management and are offset against amounts due to Gladstone Management, which has the effect of reducing our expenses to the extent of any such fees received by Gladstone Management.

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

During the three months ended December 31, 2004, we extended approximately $47.0 million of new loans to, and loan participations in, a total of eight companies.  Also, during the three months ended December 31, 2004, two borrowers repaid their loans ahead of contractual maturity and we sold one loan investment for an aggregate return of capital of approximately $25.3 million.  Since our initial public offering in August 2001, we have made 50 different loans to, or investments in, 31 companies for a total of approximately $266.0 million, before giving effect to principal repayments on investments and divestitures.

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

External Adviser

Effective October 1, 2004, pursuant to our advisory agreement with Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. This fee is then directly reduced by the amount of loan servicing fees paid to Gladstone Management and any other fees received by Gladstone Management from our borrowers and potential borrowers.  We continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Effective July 12, 2004, Gladstone Management assumed the responsibility for servicing our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”). Gladstone Management services these loans in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the facility.  For the three months ended December 31, 2004, we incurred approximately $531,000 in loan servicing fees.  Prior to July 12, 2004, our loans were serviced under a similar agreement between Business Loan and Gladstone Capital Advisers Inc., our wholly-owned subsidiary, although the fees from these intercompany transactions were eliminated through the consolidation of our financial results with those of Business Loan and Gladstone Capital Advisers.

For the three months ended December 31, 2004, the gross management fee, before reductions for loan servicing fees and other fees was approximately $858,000.  After being reduced by loan servicing fees of approximately $531,000 and other fees received by Gladstone Management of approximately $286,500, our net management fee for the three months ended December 31, 2004 was $40,802.  There was no fee for the three months ended December 31, 2003 because we were internally managed at all times until October 1, 2004.

In July 2003, we entered into an expense sharing arrangement with Gladstone Management, a registered investment adviser that serves as the external adviser to Gladstone Commercial Corporation (“Gladstone Commercial”), a real estate investment trust affiliated with us. Under this expense sharing arrangement, Gladstone Management reimbursed Gladstone Capital Advisers for a portion of our total payroll and benefits expenses (based on the percentage of total hours worked by each of our employees on Gladstone Commercial matters). Gladstone Management also reimbursed Gladstone Capital Advisers for its pro rata portion of all other general expenses (based on the percentage of total hours worked by all of our employees on Gladstone Commercial matters). Gladstone Management further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement.  Following our engagement of Gladstone Management on October 1, 2004, the first day of our 2005 fiscal year, Gladstone Management now directly employs all of our personnel and pays its payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers and Gladstone Management terminated upon the externalization of our management on October 1, 2004.

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

Debt and equity securities that are not publicly traded and for which a limited market does not exist (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by our board of directors.  In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any.  We then apply the methods set out below in “Valuation Methods.”  Members of our portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts.  These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

We currently engage Standard & Poor’s Loan Evaluation Service (S&P) to help evaluate the value of the majority of our loan securities (other than those which are publicly traded or for which a limited market exists, as described above), as well as for evaluations on success fees (conditional interest included in some loan securities).  We and S&P only evaluate the value of a success fee if the probability of receiving the success fee on a given loan is above 6-8%, a threshold of significance, in which case a value is assigned.  Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to S&P.  S&P makes its independent assessment of the data that we have assembled and assesses its own data to determine market values for the securities.  With regard to its work, S&P has issued the following paragraph:

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

With our assessment and S&P value estimates as a backdrop, our board of directors votes to accept or not accept the analyses and values recommended by management and S&P.  At December 31, 2004 and September 30, 2004, the board of directors elected to accept the valuations recommended by S&P on those loans as denoted on the Schedules of Investments as of December 31, 2004 and September 30, 2004 in our consolidated financial statements.

Because there is a delay between when we close a loan and when the loan can be evaluated by S&P, some new loans are not valued immediately by S&P; rather, the board of directors makes its own determination about the value of these loans in accordance with our valuation policy.  Because S&P does not provide values for mortgage loans or equity securities, our board of directors also determines the fair value of these investments using our valuation policy without the input of S&P.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. The following table lists the risk ratings for all of the debt securities outstanding at December 31, 2004 and September 30, 2004:

Rating	Dec. 31, 2004	Sept. 30, 2004
Average	7.2	7.6
Weighted Average	7.2	7.6
Highest	10.0	9.0
Lowest	5.0	5.0

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual.  At December 31, 2004 and September 30, 2004, no payments were past due on any of our debt securities.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for syndicated loans, and if the security has been rated by a NRSRO, then we value the loan at the indicative bid price offered by the syndication agent on the valuation date.  At December 31, 2004, none of the debt securities in our portfolio were publicly traded and there was a limited market for nine debt securities in our portfolio.  At September 30, 2004, none of the debt securities in our portfolio were publicly traded and there was a limited market for five debt securities in our portfolio.

For debt securities that either are not publicly traded, for which there is no market, or for which there is a market but have not been rated by a NRSRO, we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we consider some or all of the following factors:

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

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At December 31, 2004 and September 30, 2004 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At December 31, 2004 and September 30, 2004 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $170,265,735 and $149,152,306, respectively.

At December 31, 2004, the value of our warrants of Finn Corporation had an appreciation of $532,535.  This aforementioned appreciation plus appreciation of $875,331 on certain other investments, primarily syndicated participation investments, most notably Valor Telecommunications Inc., which had appreciation of $314,048, for overall appreciation of $1,407,866, partially offsets total depreciation of $3,868,327, which was mainly composed of depreciation in our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $2,887,500, our senior subordinated term debt investment in Marcal Paper Mills, Inc. of $306,000, our senior term debt investment in Coyne International Enterprises of $236,138, and our senior term debt investment in Inca Metal Products Corporation of $208,487.

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

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objective and policies of the respective portfolio company. Prior to October 1, 2004, we provided managerial assistance to our portfolio companies in connection with our investments through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Effective October 1, 2004, we began providing these and other services through our external adviser, Gladstone Management.  Currently, neither we nor Gladstone Management receive fees in connection with managerial assistance. However, effective October 1, 2004 our adviser, Gladstone Management, receives the fees for the other services it provides, which are credited to the investment advisory fees due to Gladstone Management.  These other fees are generally paid to Gladstone Management in part at the time a prospective portfolio company signs a non-binding term sheet with us, with the remainder paid at the closing of the investment.  These fees are generally non-recurring, are recognized as revenue when earned and are paid directly to Gladstone Management by the borrower or potential borrower, effective October 1, 2004 and for all future periods.  The services Gladstone Management provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking work, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant services in connection with our investment, loan fees paid directly to Gladstone Management in such situations are deferred and amortized over the life of the loan.

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2004 to the three months ended December 31, 2003

Investment Income

Investment income for the three months ended December 31, 2004 was approximately $6.1 million as compared to approximately $4.0 million for the three months ended December 31, 2003. This increase was primarily a result of increased interest income from an increased number of investments during the three months ended December 31, 2004, as compared to the same period of the prior year, offset by a decline in fee revenue resulting from the receipt of such fees by our external investment adviser.

Interest income from our investments in debt securities of private companies was approximately $5.7 million, including approximately $141,000 of PIK interest, for the three months ended December 31, 2004 as compared to approximately $3.5 million for the three months ended December 31, 2003, which included approximately $138,000 of PIK interest. This increase was primarily a result of an increase in investments of $117.7 million, partially offset by principal repayments of approximately $69.8 million, at December 31, 2004 as compared to investments at December 31, 2003.

The annualized weighted average yield on our portfolio for the three months ended December 31, 2004 was 14.7% (without giving effect to PIK interest) and 15.0% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the three months ended December 31, 2003 was 12.3% (without giving effect to PIK interest) and 13.1% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended December 31, 2004 was approximately $16,000, as compared to approximately $49,000 for the three months ended December 31, 2003. This decrease was primarily a result of a decrease in invested cash and cash equivalents resulting from an increase in investments of $117.7 million, partially offset by principal repayments of approximately $69.8 million, between December 31, 2003 and December 31, 2004.

For the three months ended December 31, 2004 and December 31, 2003, we recorded approximately $115,000 and $109,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

No fee income was recorded for the three months ended December 31, 2004, as compared to $255,000 for the three months ended December 31, 2003. This decrease was the result of the externalization of our management, effective October 1, 2004, through the engagement of our affiliate Gladstone Management to serve as our external investment adviser.  As noted above, Gladstone Management receives all fees in connection with our investments and prospective investments, which fees are offset against the advisory fee payable to Gladstone Management.  During the three months ended December 31, 2004, Gladstone Management received an aggregate of $286,500 in such fees.

For the three months ended December 31, 2004, we recorded $240,000 of other income as compared to $16,000 of other income for the three months ended December 31, 2003.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of a loan investment ahead of contractual maturity which, in both instances was based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the three months ended December 31, 2004 were approximately $1.2 million, as compared to approximately $1.0 million for the three months ended December 31, 2003. This increase was mainly a result of an increase in interest expense and professional fees.  Additionally, operating expenses for the three months ended December 31, 2004 reflected a significant reduction in direct operating expenses, offset by the loan servicing fees and management fee incurred as a result of the externalization of our management effective October 1, 2004.

Loan servicing fees of approximately $531,000 were incurred for the three months ended December 31, 2004.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which became effective July 12, 2004.  These fees were directly credited against the amount of the management fee due to Gladstone Management.  During the three months ended December 31, 2003, our loan portfolio was serviced under a similar agreement with Gladstone Capital Advisers Inc., our wholly-owned subsidiary, and the fees Business Loan paid to Gladstone Capital Advisers, Inc. were eliminated upon consolidation of our financial results.

                Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides the managerial assistance and other services to our portfolio companies that we previously provided through our wholly-owned subsidiary Gladstone Capital Advisers, and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone Management. Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because we were internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended December 31, 2003.

           The following table sets forth the computation of the management fee for the three months ended December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

Fee:
Total assets at December 31, 2004	$194,085,591
Less: Borrowings under line of credit at December 31, 2004 (a)	(22,435,000)
Total assets subject to fee as of December 31, 2004	171,650,591
Quarterly fee rate	0.50%
Gross management fee before loan servicing fee credit	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	530,952
Management fee before credit:	327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	286,500
Net management fee for the three months ended December 31, 2004:	$40,802

(a)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of December 31, 2004 for the purpose of satisfying our asset diversification requirements under the Internal Revenue Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

                Professional fees, consisting primarily of legal and audit fees, for the three months ended December 31, 2004 were approximately $239,000, as compared to approximately $153,000 for the three months ended December 31, 2003.  The increase is due primarily to legal and audit fees incurred in connection with the fiscal year 2004 audit and annual report preparation, proxy preparation, which are recurring in nature, and non-reimbursable legal fees

                Financing fees consist of the amortization of deferred financing costs in connection with our lines of credit.  Financing fees were approximately $92,000 for the three months ended December 31, 2004 and approximately $84,000 for the three months ended December 31, 2003.  The increase is due to the amortization of deferred financing costs for both lines of credit during the three months ended December 31, 2004 as compared to the amortization of deferred financing fees for only one line of credit fee which was in place during the three months ended December 31, 2003.

                Interest expense for the three months ended December 31, 2004 was approximately $172,000 as compared to approximately $78,000 for the three months ended December 31, 2003.   This increase is a result of increased borrowings under our lines of credit during the three months ended December 31, 2004, which borrowings were used, in part, to finance our increased investments.  There were no borrowings outstanding during the three months ended December 31, 2003 and the interest expense for this period represents commitment fees paid to the lender under the line of credit, regardless of outstanding borrowings.

                Stockholder related costs for the three months ended December 31, 2004 were approximately $72,000, as compared to approximately $53,000 for the three months ended December 31, 2003.  Stockholder related costs include such recurring items as transfer agent fees, electronic filing fees and printing of annual reports to stockholders.

                Directors’ fees for the three months ended December 31, 2004 were $27,000, as compared to approximately $24,000 for the three months ended December 31, 2003. This is the result of the addition of a director in December 2003 and the related director fees that were amortized for the full three months ended December 31, 2004 as compared to one month during the three months ended December 31, 2003.

                Insurance expense for the three months ended December 31, 2004 was approximately $46,000, as compared to approximately $74,000 for the three months ended December 31, 2003. The decrease is primarily the result of the externalization of our management.  Effective October 1, 2004, Gladstone Management pays general insurance expenses directly and such insurance coverage is included in the services we receive in consideration for the 2% management fee we pay to Gladstone Management.  Insurance expense incurred during the three months ended December 31, 2004 represents the amortization of our directors and officers insurance premiums, which are expenses for which we continue to be responsible for following the externalization of our management.

Effective October 1, 2004, all of our employees became employees of Gladstone Management and therefore no salaries or benefit expenses were incurred by us for the three months ended December 31, 2004 as compared to approximately $391,000 for the three months ended December 31, 2003.  We reimburse Gladstone Management for its employee services as part of the 2% of total assets (excluding cash and cash equivalents pledged to creditors) management fee.

                Effective October 1, 2004, our external adviser, Gladstone Management, began to pay rent directly and therefore for the three months ended December 31, 2004 no rent expense was incurred by us as compared to approximately $38,000 for the three months ended December 31, 2003.  General overhead expenses such as rent are also included as part of the management fee to Gladstone Management.

General and administrative expenses were approximately $43,000 for the three months ended December 31, 2004, as compared to approximately $135,000 for the three months ended December 31, 2003. This decrease is primarily a result of Gladstone Management handling general overhead type expenses.  The expenses for the three months ended December 31, 2004 primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

                Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as managerial assistance and other fees.  During the three months ended December 31, 2004, Gladstone Capital Advisers incurred aggregate federal and state income taxes of $138,678 resulting from taxable income it received during the 2004 fiscal year.  Following the externalization of our management effective October 1, 2004 substantially all revenues previously received by Gladstone Capital Advisers are now received by Gladstone Management.  As a result, we do not anticipate incurring significant tax expense as a result of the activities of Gladstone Capital Advisers in the future.

Realized Gain on Sale of Investment

                During the three months ended December 31, 2004, we sold our $975,000 syndicated participation in Burt’s Bees, Inc. for a gain of $9,750.  We did not realize a gain or loss on any investment during the three months ended December 31, 2003.

Net Unrealized Depreciation on Derivative

               As a result of the decline in fair market value of our interest rate cap agreement, we recorded net unrealized depreciation on derivative of approximately $25,000 for the three months ended December 31, 2004.  There were no derivatives held during the same period of the prior year.

Net Unrealized Appreciation (Depreciation) on Investments

               For the three months ended December 31, 2004, we recorded net unrealized appreciation on investments of approximately $283,000 as compared to net unrealized depreciation of approximately $1.6 million, for the three months ended December 31, 2003.  The appreciation is mainly attributable to the increase in the value of the Finn warrant as well as the appreciation on the syndicated loan participations.

Net Increase in Stockholders’ Equity from Operations

Overall, we realized a net increase in stockholders’ equity resulting from operations of approximately $5.0 million for the three months ended December 31, 2004.  Based on a weighted-average of 11,278,510 (basic) and 11,615,796 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per weighted average common share for the three months ended December 31, 2004 was $0.44 (basic) and $0.43 (diluted).

 For the three months ended December 31, 2003, we realized a net increase in stockholders’ equity resulting from operations of approximately $1.4 million.  Based on a weighted-average of 10,081,844 (basic) and 10,333,529 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per weighted average common share for the three months ended December 31, 2003 was $0.14 (basic) and $0.13 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had investments in debt securities of, or loans to 21 private companies, totaling approximately $170.3 million (cost basis) of total assets. This number includes approximately $141,000 in accrued PIK interest income for the three months ended December 31, 2004, which as described in “Overview,” is added to the carrying value of our investments.

                      In October 2004, we sold our $975,000 participation in Burt’s Bees, Inc. for a gain of $9,750.

During November 2004, we extended a $5.5 million loan to Global Materials Technologies, Inc. a manufacturer of steel wool products and metal fibers and also extended a $7.95 million loan to Santana Plastics, Inc., a manufacturer of polyethylene bathroom partitions. We also purchased syndicated loan participations in Valor Telecommunications, a rural telecommunications company, in the amount of $8.0 million and Tech Lighting LLC, a manufacturer of low voltage lighting systems in the amount of $7.0 million. We also received full principal repayments ahead of contractual maturity of $12.25 million from A & G, Inc. and $12.0 million from America’s Water Heater Rentals, Inc., which also remitted $1.4 million of prepayment and success fees with its final payment.

In December 2004 we purchased an additional $2.0 million loan participation of Tech Lighting and an additional $2.0 million loan participation of Valor Telecommunications.  We also purchased loan participations of $3.0 million of Polar Corporation, a manufacturer of trailer parts, $2.0 million of Regency Gas Services LLC, a company specializing in midstream gas gathering and processing, $2.0 million of Marietta Corporation, a manufacturer of personal care products, and $7.5 million of Advanced Homecare Management, Inc., a provider home health nursing services.

In January 2005, we sold our entire $2.0 million loan participation in Marietta Corporation for a gain of $20,000.  In January 2005, we also purchased an additional $2.5 million loan participation in Polar Corporation, an additional $1.0 million loan participation in Regency Gas Services LLC and a $5.5 million loan participation in John Henry Holdings Inc., an envelope manufacturer.

In February 2005, the Inca Metal Products Corporation/Kingway Acquisition, Inc./Clymer Acquisition, Inc. repaid its entire $2.3 million investment.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount
2005	$3,301,508
2006	$20,623,431
2007	$37,371,682
2008	$21,258,974
2009	$31,683,456
Thereafter	$56,063,684
Total	$170,302,735

Net cash provided by operating activities for the three months ended December 31, 2004, consisting primarily of the items described in “Results of Operations,” was approximately $4.1 million.  Net cash used in investing activities was approximately $42.2 million during the three months ended December 31, 2004 and primarily consisted of new investments in the aggregate amount of approximately $46.9 million and the repayment of the repurchase agreement of approximately $21.3 million, partially offset by principal repayments of approximately $26.0 million from our portfolio companies.  Net cash used in financing activities was approximately $4.5 million for the three months ended December 31, 2004 and consisted primarily of the payment of dividends of approximately $4.1 million, repayments, net of borrowings, of our line of credit of approximately $0.3 million, and some costs incurred subsequent to the shelf offering in September 2004.

As a result of the above factors, during the three months ended December 31, 2004, cash and cash equivalents decreased from approximately $66.0 million at the beginning of the period to approximately $23.4 million at the end of the period.

On October 1, 2004, we settled an outstanding repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts Incorporated for $21,345,997. The interest rate on the Repurchase Agreement was 4.25% for a cost of $7,831. In the future, we may or may not use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC under Subchapter M of the Internal Revenue Code.  At December 31, 2004, we did not use a repurchase agreement as an investment option in order to satisfy our asset diversification requirement; however, of the $40.4 million of borrowings outstanding under our line of credit at December 31, 2004, approximately $22.4 million were invested in cash and cash equivalents in order to satisfy our asset diversification requirement.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid a monthly cash dividend of $0.12 per common share for each of October, November and December 2004 and declared a $0.12 monthly dividend for each of January, February, and March 2005.

We anticipate continuing to borrow funds and, from time to time issuing additional equity securities to obtain additional capital to make further investments. To this end, we have an effective registration statement on file with the Securities and Exchange Commission (“SEC”) that would permit us to issue, through one or more transactions, up to an aggregate of $48.8 million in securities, which may consist of shares of our common stock, preferred stock, and/or debt securities.

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $100 million revolving credit facility with Deutsche Bank AG, as administrative agent.  Pursuant to the credit facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the facility will be based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of December 31, 2004, our outstanding principal balance under this credit facility was approximately $25.4 million at an interest rate of 2.28%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2004, the remaining borrowing capacity available under this line of credit was approximately $23.0 million.

The facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2004, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

Gladstone Management, our affiliated external adviser, services the loans pledged under the facility.  As a condition to this servicing arrangement, we executed a Performance Guaranty pursuant to which we guaranteed that Gladstone Management would comply fully with all of its obligations under the facility. The Performance Guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2004, we were in compliance with our covenants under the Performance Guaranty.

We also have a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matures on June 1, 2005.  Interest on outstanding borrowings is based on the one month LIBOR plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires us to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of December 31, 2004, there was $15.0 million outstanding under the BB&T line of credit at an interest rate of 4.9%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 50% of the loans in our portfolio will be made at fixed rates, with approximately 50% made at variable rates.  Currently our portfolio has approximately 30% of the total of the loan portfolio cost basis at fixed rates, approximately 30% of the total loan portfolio cost basis at variable rates with a floor and the remaining 40% of the total loan portfolio cost basis at variable rates.

In addition, we have two variable rate borrowing facilities.  We have a $100 million revolving credit facility with Deutsche Bank AG which matures in May 2005.  We also have a $15 million line of credit agreement with Branch Banking and Trust Company which matures in June 2005.

To illustrate the potential impact of changes in interest rates on our net increase in stockholders’ equity resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in stockholders’ equity resulting from operations by approximately $607,000 or 4.3%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the twelve months ended December 31, 2004.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in stockholders’ equity resulting from operations by approximately $607,000, or 4.3%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the twelve months ended December 31, 2004.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in stockholders’ equity resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at the point which one month LIBOR exceed the payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At December 31, 2004, the cap agreement had a fair market value of $64,930.  At December 31, 2004, the one month LIBOR rate was approximately 2.4%.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of December 31, 2004, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: February 9, 2005

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to by-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

10.29	Trademark License Agreement between Gladstone Management Corporation and Gladstone Capital Corporation.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.