Form 10-Q
period 2005-03-31
GLADSTONE CAPITAL CORP
filed 2005-05-09
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200

MCLEAN, VIRGINIA 22102

(Address of principal executive office)

(703) 287-5800

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 3, 2005 was 11,298,510.

GLADSTONE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004
Schedules of Investments as of March 31, 2005 and September 30, 2004
Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004
Consolidated Statements of Operations for the six months ended March 31, 2005 and March 31, 2004
Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2005 and March 31, 2004
Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and March 31, 2004
Financial Highlights for the three and six months ended March 31, 2005 and March 31, 2004
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Results of Operations
Liquidity and Capital Resources

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	September 30, 2004

ASSETS
Investments at fair value (Cost 3/31/2005: $181,100,807; 9/30/2004: $149,189,306)	$178,448,617	$146,446,240
Cash and cash equivalents	19,174,183	15,969,890
Cash and cash equivalents pledged to creditors	—	49,984,950
Interest receivable – investments in debt securities	1,115,302	837,336
Interest receivable – employees	107,187	112,960
Due from custodian	14,472,037	1,203,079
Due from affiliate	—	109,639
Deferred financing costs	166,912	350,737
Prepaid assets	155,540	191,676
Other assets	114,220	127,220

TOTAL ASSETS	$213,753,998	$215,333,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$155,872	$105,921
Fees due to affiliate	167,243	113,511
Borrowings under lines of credit	59,100,000	40,743,547
Accrued expenses and deferred liabilities	189,573	798,096
Repurchase agreement	—	21,345,997

Total Liabilities	$59,612,688	$63,107,072

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,298,510 and 11,278,510 shares issued and outstanding, respectively	$11,299	$11,279
Capital in excess of par value	164,498,128	164,294,781
Notes receivable for sale of stock to employees	(8,816,389)	(9,432,678)
Net unrealized depreciation on investments	(2,652,189)	(2,743,066)
Unrealized depreciation on derivative	(223,222)	(214,259)
Distributions less than net investment income	1,323,683	310,598

Total Stockholders’ Equity	$154,141,310	$152,226,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,753,998	$215,333,727

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt (7) (11.9%, Due 12/2010)	$7,500,000	$7,509,375

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3) (12.3%, Due 7/2009)	4,000,000	4,005,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (8)	3,920,000	3,920,000
		(9.8%, Due 2/2008)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (8)	7,350,000	7,350,000
		(8.2%, Due 2/2010)
		Senior Term Debt (8)	8,650,000	8,650,000
		(11.8%, Due 2/2010)

Benetech, Inc.	Dust management systems for the coal and electric	Senior Term Debt (6) (8.5%, Due 5/2009)	3,006,250	3,021,281
	utility industries	Senior Term Debt (3) (6)	3,250,000	3,282,500
		(11.5%, Due 5/2009)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (8)	3,001,835	3,001,835
		(12.0%, Due 3/2009)

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (5) (6) (13.0%, PIK 2%, Due 7/2007)	8,517,337	8,474,750

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,402,500
		Common Stock Warrants	37,000	599,176

Gammill, Inc.	Designer and assembler of quilting machines and	Senior Term Debt (6) (9.5%, Due 12/2008)	3,962,292	3,962,292
	accessories	Senior Term Debt (3) (6)	4,720,313	4,690,811
		(12.0%, Due 12/2008)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	5,500,000	5,513,750
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (7) (9.9%, Due 6/2011)	5,473,565	5,418,829

Maidenform, Inc.	Intimate apparel	Senior Subordinated Term Debt (6)	10,003,304	10,150,000
		(10.2%, Due 5/2011)

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (6) (13.0%, Due 12/2006)	6,625,000	6,376,563
		First Mortgage Loan (5)	9,301,053	9,301,053
		(16%, PIK 1%, Due 12/2006)

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (6) (7.6%, Due 3/2007)	1,391,451	1,393,160
		Senior Subordinated Term Debt (6)	6,502,813	6,573,125
		(12.9%, Due 3/2008)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)	9,666,666	9,497,499
	instruments, systems	(10.5%, Due 8/2008)
	and services	Senior Term Debt (3) (6)	4,833,334	4,742,709
		(12.5%, Due 8/2008)
		Senior Term Debt (3) (6)	1,000,000	986,750
		(13.5%, Due 8/2008)

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term Debt (6) (9.5%, Due 6/2010)	5,556,627	5,639,976

Regency Gas Services LLC	Midstream gas gathering and processing	Senior Subordinated Term Debt (7) (8.8%, Due 12/2010)	3,023,453	3,075,000

Santana Plastics	Manufacturing-polyethylene bathroom	Senior Term Debt (6) (10.5%, Due 11/2009)	6,000,000	6,007,500
	partitions	Senior Term Debt (6)	1,950,000	1,952,438
		(13.0%, Due 11/2009)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (9)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(8.0%, Due 3/2006)
Phoenix Optix, Inc.	components	Senior Term Debt (8)	3,412,500	3,412,500
		(8.5%, Due 2/2010)
		Senior Term Debt (8)	3,000,000	3,000,000
		(12.0%, Due 2/2010)

Tech Lighting LLC	Manufacturing-low voltage lighting systems	Senior Subordinated Term Debt (6) (9.3%, Due 10/2010)	9,013,681	9,033,750

Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (3) (6) (7.7%, Due 3/2009)	2,474,000	2,486,370
		Senior Term Debt (4) (6)	11,958,333	12,018,125
		(11.5%, Due 3/2009)

Xspedius Communications	Service-	Senior Subordinated Term Debt (8)	6,000,000	6,000,000
LLC	telecommunications	(9.6%, Due 3/2010)

Total:			$181,100,807	$178,448,617

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Percentage represents interest rates in effect at March 31, 2005 and due date represents the contractual maturity date.

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

(7) Marketable securities are valued based on the bid price, as of March 31, 2005, from the respective originating syndication agent’s trading desk.

(8) Investment was valued at cost due to recent acquisition.

(9) Availability under the credit facility totals $500,000.  There were no borrowings outstanding at March 31, 2005.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2004

Company (1)	Industry	Investment (2)	Cost	Fair Value

A and G, Inc.	Activewear products	Senior Term Debt (3) (6)	$12,250,000	$12,250,000
(d/b/a Alstyle)		(11.0%, Due 6/2008)

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3) (12.3%, Due 7/2009)	4,000,000	4,000,000

America’s Water Heater Rentals	Household appliances rental	Senior Term Debt (4) (6) (8) (12.5%, Due 2/2009)	12,000,000	12,840,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (6)	1,190,141	1,188,653
		(9.75%, Due 6/2008)
		Senior Subordinated Term Debt (5) (6)	3,657,164	3,634,306
		(11%, PIK 4%, Due 12/2008)

Bear Creek Corporation	Premium horticultural and food products	Senior Subordinated Term Debt (7) (9.1%, Due 6/2010)	6,000,000	6,090,000

Benetech, Inc.	Dust management systems for the coal and electric	Senior Term Debt (6) (8.5%, Due 5/2009)	3,168,750	3,160,828
	utility industries	Senior Term Debt (3) (6)	3,250,000	3,241,875
		(11.5%, Due 5/2009)

Burt’s Bees, Inc.	Personal & household products	Senior Term Debt (7) (5.4%, Due 11/2009)	975,000	987,188

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (5) (6)(13.0%, PIK 2%, Due 7/2007)	15,700,625	15,308,110

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,612,500
		Common Stock Warrants	37,000	474,984

Gammill, Inc.	Designer and assembler of quilting machines and	Senior Term Debt (6) (9.5%, Due 12/2008)	4,708,013	4,731,553
	accessories	Senior Term Debt (3) (6)	4,750,000	4,767,813
		(12.0%, Due 12/2008)

Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (3) (6) (4.6%, Due 9/2006)	2,387,548	2,136,855
Kingway Acquisition, Inc.
Clymer Acquisition, Inc.

Maidenform, Inc.	Intimate apparel	Senior Subordinated Term Debt (7)	10,003,571	10,175,000
		(9.4%, Due 5/2011)

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (6) (13.0%, Due 12/2006)	6,800,000	6,188,000
		First Mortgage Loan (5)	9,254,715	9,254,715
		(16%, Due 12/2006)

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (7) (5.9%, Due 3/2007)	1,815,497	1,806,887
		Senior Subordinated Term Debt (7)	6,503,282	6,500,000
		(11.2%, Due 3/2008)

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)	9,833,333	9,759,583
	instruments, systems	(10.5%, Due 8/2008)
	and services	Senior Term Debt (3) (6)	4,916,667	4,867,500
		(12.5%, Due 8/2008)
		Senior Term Debt (3) (6)	1,000,000	1,000,000
		(13.5%, Due 8/2008)

Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (3) (6) (6.5%, Due 3/2009)	2,488,000	2,484,890
		Senior Term Debt (4) (6)	12,000,000	11,985,000
		(11.5%, Due 3/2009)

Total:			$149,189,306	$146,446,240

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
INVESTMENT INCOME
Interest income – investments	$5,198,180	$3,878,817
Interest income – cash and cash equivalents	5,130	17,334
Interest income – notes receivable from employees	113,599	109,538
Fee income (Refer to Note 12)	—	356,231
Other income	569,620	6,000
Total investment income	5,886,529	4,367,920

EXPENSES
Loan servicing (Refer to Note 10)	585,542	—
Management fee (Refer to Notes 10 and 13)	390,007	—
Professional fees	156,383	271,075
Amortization of deferred financing costs	91,912	69,881
Interest	439,521	101,952
Stockholder related costs	104,541	67,320
Directors fees	24,000	32,877
Insurance	43,890	63,274
Salaries and benefits	—	419,769
Rent	—	33,964
General and administrative	69,475	181,183
Expenses before credit from Gladstone Management	1,905,271	1,241,295
Credit to management fee for fees collected by Gladstone Management (Refer to Note 13)	(450,000)	—
Total expenses net of credit to management fee	1,455,271	1,241,295

NET INVESTMENT INCOME BEFORE INCOME TAXES	4,431,258	3,126,625
Income tax expense	—	—
NET INVESTMENT INCOME	4,431,258	3,126,625

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investment	20,000	12,500
Unrealized appreciation (depreciation) on derivative	15,848	(5,067)
Net unrealized depreciation on investments	(191,728)	(305,475)
Net realized and unrealized loss on investments	(155,880)	(298,042)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$4,275,378	$2,828,583

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.38	$0.28
Diluted	$0.37	$0.27

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,288,833	10,087,615
Diluted	11,620,603	10,375,281

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	March 31, 2005	March 31, 2004
INVESTMENT INCOME
Interest income – investments	$10,905,523	$7,418,513
Interest income – cash and cash equivalents	21,470	65,955
Interest income – notes receivable from employees	228,317	218,170
Fee income (Refer to Note 12)	—	611,231
Other income	809,620	22,000
Total investment income	11,964,930	8,335,869

EXPENSES
Loan servicing (Refer to Note 10)	1,116,494	—
Management fee (Refer to Notes 10 and 13)	717,309	—
Professional fees	395,105	423,846
Amortization of deferred financing costs	183,824	153,432
Interest	611,251	180,152
Stockholder related costs	176,310	119,980
Directors fees	51,000	57,210
Insurance	90,162	137,285
Salaries and benefits	—	810,476
Rent	—	71,724
General and administrative	112,635	316,503
Expenses before credit from Gladstone Management	3,454,090	2,270,608
Credit to management fee for fees collected by Gladstone Management (Refer to Note 13)	(736,500)	—
Total expenses net of credit to management fee	2,717,590	2,270,608

NET INVESTMENT INCOME BEFORE INCOME TAXES	9,247,340	6,065,261
Income tax expense	138,678	—
NET INVESTMENT INCOME	9,108,662	6,065,261

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investment	29,750	12,500
Unrealized depreciation on derivative	(8,963)	(5,067)
Net unrealized appreciation (depreciation) on investments	90,877	(1,863,037)
Net realized and unrealized gain (loss) on investments	111,664	(1,855,604)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$9,220,326	$4,209,657

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.82	$0.42
Diluted	$0.79	$0.41

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,283,671	10,084,729
Diluted	11,614,219	10,354,405

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Distributions
				Notes	Less Than/(in	Realized	Unrealized	Unrealized
			Capital in	Receivable	Excess of) Net	Gain on	Appreciation/	Appreciation/	Total
	Common Stock		Excess of	From Sale of	Investment	Sale of	(Depreciation)	(Depreciation)	Stockholders’
	Shares	Amount	Par Value	Common Stock	Income	Investment	of Investments	of Derivatives	Equity

Balance at September 30, 2003	10,081,844	$10,082	$140,416,674	$(8,985,940)	$(416,094)	$—	$(222,340)	$—	$130,802,382

Issuance of Common Stock under Stock option Plan	23,334	23	349,987	(350,010)	—	—	—	—	—

Repayment of Principal on Notes Receivable	—	—	—	103,252	—	—	—	—	103,252

Shelf Offering Costs	—	—	(43,598)	—	—	—	—	—	(43,598)

Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	6,065,261	12,500	(1,863,037)	(5,067)	4,209,657

Distributions Declared ($0.66 per common share)	—	—	—	—	(6,656,584)	—	—	—	(6,656,584)

Balance at March 31, 2004	10,105,178	$10,105	$140,723,063	$(9,232,698)	$(1,007,417)	$12,500	$(2,085,377)	$(5,067)	$128,415,109

Balance at September 30, 2004	11,278,510	$11,279	$164,294,781	$(9,432,678)	$298,098	$12,500	$(2,743,066)	$(214,259)	$152,226,655

Issuance of Common Stock under Stock Option Plan	20,000	20	314,580	(157,100)	—	—	—	—	157,500

Repayment of Principal on Notes Receivable	—	—	—	773,389	—	—	—	—	773,389

Shelf Offering Costs	—	—	(111,233)	—	—	—	—	—	(111,233)

Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	9,108,662	29,750	90,877	(8,963)	9,220,326

Distributions Declared ($0.72 per common share)	—	—	—	—	(8,125,327)	—	—	—	(8,125,327)

Balance at March 31, 2005	11,298,510	$11,299	$164,498,128	$(8,816,389)	$1,281,433	$42,250	$(2,652,189)	$(223,222)	$154,141,310

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in stockholders’ equity resulting from operations	$9,220,326	$4,209,657
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Depreciation	—	14,438
Net amortization of premiums and discounts	(8,267)	—
Amortization of deferred financing costs	183,824	117,328
Unrealized depreciation on derivative	8,963	5,067
Change in net unrealized (appreciation) depreciation	(90,877)	1,863,037
Increase in interest receivable	(272,193)	(228,868)
(Increase) decrease in funds due from custodian	(13,268,958)	982,000
Decrease in prepaid assets	36,136	27,949
Decrease (increase) in due from affiliate	109,639	(426,267)
Decrease (increase) in other assets	4,038	(329,717)
Increase in accounts payable	49,951	63,548
(Decrease) increase in accrued expenses and deferred liabilities	(608,523)	219,141
Increase in fees due to affiliate	53,732	—
Increase in investment balance due to payment in kind interest	(275,483)	(275,316)
Net cash (used in) provided by operating activities	(4,857,692)	6,241,997

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(91,463,375)	(36,000,000)
Principal repayments on investments	59,835,625	5,178,541
Proceeds from repurchase agreements	—	186,206,000
Repayment of repurchase agreements	(21,345,997)	(171,550,000)
Receipt of principal on notes receivable - employees	773,389	103,252
Purchase of furniture & equipment	—	(4,558)
Net cash used in investing activities	(52,200,358)	(16,066,765)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from the lines of credit	100,400,000	20,500,000
Repayments on the lines of credit	(82,043,547)	—
Distributions paid	(8,125,327)	(9,983,593)
Shelf offering costs	(111,233)	(43,598)
Exercise of stock options	157,500
Net cash provided by financing activities	10,277,393	10,472,809

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(46,780,657)	648,041
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,954,840	101,166,221
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,174,183	$101,814,262

CASH PAID DURING PERIOD FOR INTEREST	$417,143	$—
CASH PAID DURING PERIOD FOR INCOME TAXES	$138,678	$—
NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$157,100	$350,010

(1) Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004

Per Share Data (1)
Net asset value at beginning of period	$13.58	$12.79
Income from investment operations:
Net investment income (2)	0.39	0.31
Realized gain on sale of investment (2)	—	—
Net unrealized gain/(loss) on investments (2)	(0.02)	(0.03)
Net unrealized (loss) on derivatives (2)	—	—
Total from investment operations	0.37	0.28
Less distributions:
Distributions from net investment income	(0.36)	(0.33)
Total distributions	(0.36)	(0.33)
Issuance of common stock under stock option plan	0.01	(0.03)
Repayment of principal on notes receivable	0.06	—
Dilutive effect of share issuance	(0.02)	—
Net asset value at end of period	$13.64	$12.71

Per share market value at beginning of period	$23.70	$22.35
Per share market value at end of period	21.22	22.41
Total Return (3)(4)	-9.07%	1.76%
Shares outstanding at end of period	11,298,510	10,105,178

Ratios/Supplemental Data
Net assets at end of period	$154,141,310	$128,415,109
Average net assets	$152,288,314	$127,521,641
Ratio of expenses to average net assets-annualized (5)	5.00%	3.87%
Ratio of net expenses to average net assets-annualized (6)	3.82%	3.87%
Ratio of net investment income to average net assets-annualized	11.64%	9.68%

(1)   Basic per share data.

(2)   Based on weighted average basic per share data.

(3)   Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

(4)   Amounts were not annualized.

(5)   Ratio of expenses to average net assets is computed using expenses before credit from Gladstone Management and income tax expense.

(6)   Ratio of net expenses to average net assets is computed using total expenses net of credits to management fee and income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004

Per Share Data (1)
Net asset value at beginning of period	$13.50	$12.97
Income from investment operations:
Net investment income (2)	0.81	0.60
Realized gain on sale of investment (2)	—	—
Net unrealized gain/(loss) on investments (2)	0.01	(0.18)
Net unrealized (loss) on derivatives (2)	—	—
Total from investment operations	0.82	0.42
Less distributions:
Distributions from net investment income	(0.72)	(0.66)
Total distributions	(0.72)	(0.66)
Offering costs	(0.01)	—
Issuance of common stock under stock option plan	0.01	(0.03)
Repayment of principal on notes receivable	0.07	0.01
Dilutive effect of share issuance	(0.03)	—
Net asset value at end of period	$13.64	$12.71

Per share market value at beginning of period	$22.71	$19.45
Per share market value at end of period	21.22	22.41
Total Return (3)(4)	-3.66%	18.76%
Shares outstanding at end of period	11,298,510	10,105,178

Ratios/Supplemental Data
Net assets at end of period	$154,141,310	$128,415,109
Average net assets	$151,859,115	$128,261,840
Ratio of expenses to average net assets-annualized (5)	4.73%	3.55%
Ratio of net expenses to average net assets-annualized (6)	3.76%	3.55%
Ratio of net investment income to average net assets-annualized	12.00%	9.45%

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

NOTE 2. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission.

NOTE 3. STOCK OPTIONS

The following tables set forth the pro-forma effect of fair value option accounting for the three and six months ended March 31, 2005 and March 31, 2004 in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.

	Three Months Ended
	March 31, 2005	March 31, 2004

Net increase in stockholders’ equity resulting from operations as reported:	$4,275,378	$2,828,583

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(76,222)	(406,271)

Pro forma net increase in stockholders’ equity resulting from operations	$4,199,156	$2,422,312

Per share:
As reported - basic	$0.38	$0.28
As reported - diluted	$0.37	$0.27

Pro forma-basic	$0.37	$0.24
Pro forma-diluted	$0.36	$0.23

	Six Months Ended
	March 31, 2005	March 31, 2004

Net increase in stockholders’ equity resulting from operations as reported:	$9,220,326	$4,209,657

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(148,577)	(810,301)

Pro forma net increase in stockholders’ equity resulting from operations	$9,071,749	$3,399,356

Per share:
As reported - basic	$0.82	$0.42
As reported - diluted	$0.79	$0.41

Pro forma-basic	$0.80	$0.34
Pro forma-diluted	$0.78	$0.33

In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS Statement No. 123(R), “Share-Based Payment.”  SFAS 123(R) effectively replaces SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The new standard is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The adoption of SFAS 123(R) will require the Company to begin expensing unvested or newly granted stock options as compensation cost at the start of the Company’s 2006 fiscal year.

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

NOTE 4. INCREASE IN STOCKHOLDERS’ EQUITY PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three months ended March 31, 2005 and March 31, 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations	$4,275,378	$2,828,583

Denominator for basic weighted average shares	11,288,833	10,087,615
Dilutive effect of stock options	331,770	287,666
Denominator for diluted weighted average shares	11,620,603	10,375,281

Basic net increase in stockholers’ equity per share resulting from operations	$0.38	$0.28

Diluted net increase in stockholers’ equity per share resulting from operations	$0.37	$0.27

	Six Months Ended
	March 31, 2005	March 31, 2004

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations	$9,220,326	$4,209,657

Denominator for basic weighted average shares	11,283,671	10,084,729
Dilutive effect of stock options	330,548	269,676
Denominator for diluted weighted average shares	11,614,219	10,354,405

Basic net increase in stockholers’ equity per share resulting from operations	$0.82	$0.42

Diluted net increase in stockholers’ equity per share resulting from operations	$0.79	$0.41

NOTE 5. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the quarterly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.  Effective October 31, 2003, the Company began paying a monthly dividend.  The following table lists the per share dividends paid since December 2001:

Fiscal Year	Record Date	Payment Date	Dividend per Share	Monthly or Quarterly
2005	Mar. 18, 2005	Mar. 31, 2005	$0.12	Monthly
	Feb. 11, 2005	Feb. 28, 2005	$0.12	Monthly
	Jan. 14, 2005	Jan. 28, 2005	$0.12	Monthly
	Dec. 17, 2004	Dec. 30, 2004	$0.12	Monthly
	Nov. 17, 2004	Nov. 30, 2004	$0.12	Monthly
	Oct. 18, 2004	Oct. 29, 2004	$0.12	Monthly

2004	Sep. 17, 2004	Sep. 30, 2004	$0.12	Monthly
	Aug. 18, 2004	Aug. 31, 2004	$0.12	Monthly
	Jul. 19, 2004	Jul. 30, 2004	$0.12	Monthly
	Jun. 17, 2004	Jun. 30, 2004	$0.115	Monthly
	May 17, 2004	May 28, 2004	$0.115	Monthly
	Apr. 19, 2004	Apr. 30, 2004	$0.115	Monthly
	Mar. 18, 2004	Mar. 31, 2004	$0.11	Monthly
	Feb. 16, 2004	Feb. 27, 2004	$0.11	Monthly
	Jan. 19, 2004	Jan. 30, 2004	$0.11	Monthly
	Dec. 18, 2003	Dec. 31, 2003	$0.11	Monthly
	Nov. 17, 2003	Nov. 28, 2003	$0.11	Monthly
	Oct. 20, 2003	Oct. 31, 2003	$0.11	Monthly

2003	Sept. 30, 2003	Oct. 6, 2003	$0.33	Quarterly
	Jun. 30, 2003	Jul. 7, 2003	$0.29	Quarterly
	Mar. 31, 2003	Apr. 7, 2003	$0.25	Quarterly
	Dec. 31, 2002	Jan. 7, 2003	$0.23	Quarterly

2002	Sept. 30, 2002	Oct. 7, 2002	$0.21	Quarterly
	Jun. 28, 2002	Jul. 8, 2002	$0.21	Quarterly
	Mar. 28, 2002	Apr. 8, 2002	$0.21	Quarterly
	Dec. 31, 2001	Jan. 15, 2002	$0.18	Quarterly

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

NOTE 7. PAYMENT IN KIND INTEREST

The Company seeks to avoid PIK interest, however the Company has a few loans in its portfolio that contain a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid off in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three and six months ended March 31, 2005, the Company recorded PIK interest income of $130,313 and $271,276, respectively, and for the three and six months ended March 31, 2004, the Company recorded PIK interest income of $137,862 and $276,405, respectively.  At March 31, 2005 and September 30, 2004 the Company had accrued on its balance sheets, a total in PIK income of $1,197,285 and $1,138,727 respectively.  The Company does not hold any investments issued at original issue discount and accordingly, has not realized any original issue discount income for the three and six months ended March 31, 2005 or March 31, 2004.

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

The Company had no outstanding repurchase agreement as of March 31, 2005.  On September 29, 2004, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from the Company’s public offering of common stock in September 2004.  This remaining balance was settled on October 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133.  The interest rate charged on the Repurchase Agreement was 4.25% for a cost of $7,831.

NOTE 9. CONTRACTUAL OBLIGATIONS

As of March 31, 2005, the Company was a party to a signed and non-binding term sheet for one potential investment for the Company’s portfolio.  The Company expects to fund this potential investment as follows:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	6,325,000	6,325,000
Total	$6,325,000	$6,325,000	$—	$—	$—

All prospective investments are subject to, among other things, the satisfactory completion of the Company’s due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective loan, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. The Company has initiated its due diligence investigations of the potential borrowers, however there can be no guarantee that facts will not be discovered in the course of completing the due diligence that would render a particular investment imprudent or that any of these investments will actually be made.

NOTE 10. LINES OF CREDIT

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matures on June 1, 2005.  Interest on outstanding borrowings is based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of March 31, 2005, there was $14.0 million outstanding under the BB&T line of credit at an interest rate of 5.22% and $1.0 million of available borrowings.  At March 31, 2005 the Company was in compliance with all covenants under the BB&T Agreement.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has a $100 million revolving credit facility (the “DB Facility) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of March 31, 2005, the outstanding principal balance under the DB Facility was approximately $45.1 million at an interest rate of 2.81%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2005, the remaining borrowing capacity available under the DB Facility was approximately $41.6 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2005, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At March 31, 2005, the amount due from custodian was $14,472,037 and at September 30, 2004, the amount due from custodian was $1,203,079.

Effective July 12, 2004, Gladstone Management, the Company’s affiliated external adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that Management would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2005, the Company was in compliance with all covenants under the performance guaranty.  Gladstone Management services these loans for an annual fee of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the DB Facility.  For the three and six months ended March 31, 2005, the Company recorded loan servicing fees of $585,542 and $1,116,494, respectively.  At March 31, 2005, the Company owed $127,838 of unpaid loan servicing fees to Gladstone Management, which are recorded in fees due to affiliate.  At September 30, 2004, the Company owed $113,511 in loan servicing fees to Gladstone Management, recorded in fees due to affiliate.  There were no loan servicing fees incurred for the three and six months ended March 31, 2004, as prior to July 12, 2004, the loans pledged under the DB Facility were serviced by Gladstone Capital Advisers, Inc., wholly-owned subsidiary of the Company.

While Gladstone Management began receiving loan servicing fees as of July 12, 2004, such loan servicing fees received by Gladstone Management are credited to the Company’s advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three and six months ended March 31, 2005 was reduced by $585,542 and $1,116,494, respectively, in respect of these fees received by Gladstone Management.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000 and a current fair value of approximately $80,778 which is recorded in other assets on the Company’s consolidated balance sheet at March 31, 2005.  At September 30, 2004, the interest rate cap agreement had a fair value of $89,741.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

NOTE 12. FEE INCOME

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The 1940 Act defines managerial assistance as the service made available to a portfolio company to provide “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”  Prior to the start of fiscal year 2005, the Company provided managerial assistance and other services to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc. and therefore recorded managerial assistance and other fee revenue in connection with these activities.  Effective October 1, 2004, the Company offers managerial assistance and other services to its portfolio companies through its external investment adviser, Gladstone Management.  Neither the Company nor its external investment adviser, Gladstone Management, charges a fee for managerial assistance.  However, in the past the Company and since October 1, 2004, Gladstone Management have provided other services to portfolio companies in addition to managerial assistance.  These other services include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Gladstone Management is charging for these services and is crediting the funds received from these other services to the Company as a credit against the investment advisory fee due from the Company under the investment advisory agreement.  Such fees are normally paid in part at the time of signing a non-binding letter of intent, with the remainder paid upon completion of the services, and are generally non-recurring.  For the three and six months ended March 31, 2005, the Company recorded no revenue from fees since, as described above, these fees were remitted by the borrower directly to Gladstone Management.  For the three and six months ended March 31, 2004, the Company recorded $356,231 and $611,231, respectively, of fee revenue.

While Gladstone Management began receiving all fees in connection with the Company’s investments as of October 1, 2004, such fees received by Gladstone Management are credited to the Company as a reduction of the advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  For the three and six months ended March 31, 2005, Gladstone Management received $450,000 and $736,500, respectively for fees for services rendered to portfolio companies. None of these fees were for managerial assistance even though Gladstone Management provided managerial assistance to many of the Company’s portfolio companies.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three and six months ended March 31, 2005 was reduced by $450,000 and $736,500, respectively, in respect of these fees received by Gladstone Management.

NOTE 13. ADVISORY AGREEMENT WITH GLADSTONE MANAGEMENT CORPORATION

Effective October 1, 2004, the Company entered into an advisory agreement with Gladstone Management, an unconsolidated affiliate of the Company, whereby Gladstone Management would serve as an external adviser to the Company.  As compensation for the services of Gladstone Management, the Company pays Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total annual fee of 2.0% (0.50% quarterly) of total assets (as reduced by cash and cash equivalents pledged to creditors). The Company continues to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Gladstone Management services the loans held by Business Loan, in return for which, Gladstone Management receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to Gladstone Management are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee and are shown above the direct credits line item.  For the three months ended March 31, 2005 and December 31, 2004, these loan servicing fees totaled $585,542 and $530,952, respectively, all of which were credited against the 2% management fee, reflecting it as a reduction of operating expenses in the consolidated statement of operations.  Under the advisory agreement, Gladstone Management also provides the managerial assistance and other services that the Company previously made available to its portfolio companies through its wholly-owned subsidiary Gladstone Capital Advisers, Inc.  To the extent that Gladstone Management receives any fees directly from a portfolio company for such services, Gladstone Management credits these fees directly against the 2% management fee and these amounts are shown in the table below as a credit to the management fee.  For the three months ended March 31, 2005 and the three months ended December 31, 2004, Gladstone Management recorded $450,000 and $286,500, respectively, of such fees and credited this amount against the 2% management fee received from the Company.  Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because the Company was internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended March 31, 2004 or December 31, 2003.

The following table sets forth the quarterly computation of the management fee for the three months ended March 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee and 0.1875% quarterly administrative fee):

	March 31, 2005	December 31, 2004
Fee:
Total assets	$213,753,998	$194,085,591
Less: Borrowings under line of credit (a)	(18,644,179)	(22,435,000)
Total assets subject to fee	195,109,819	171,650,591
Quarterly fee rate	0.50%	0.50%
Gross management fee before loan servicing fee credit	975,549	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	585,542	530,952
Management fee before credit:	390,007	327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	450,000	286,500
Net management fee for the three months ended:	$(59,993)	$40,802

(a)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, respectively of each quarterly computation, for the purpose of satisfying the Company’s asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

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

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as fees received from portfolio companies resulting in aggregate federal and state income taxes of $138,678.

NOTE 15. SUBSEQUENT EVENTS

In April 2005, the Company funded a $6.325 million loan to Defiance Stamping Company, a manufacturer of stamped fasteners used in heavy truck and automotive components and purchased an additional $3.0 million loan participation of Polar Corporation, a manufacturer of trailer parts, and also purchased a $7.0 million loan participation in Infor Global Solutions Ltd., a provider of enterprise application solutions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone , Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance or maintain our credit facilities on terms reasonably acceptable to us, if at all; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 14, 2004. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, second lien notes, and senior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on second lien and senior subordinated notes.  In addition, we may acquire existing loans, which meet this profile, from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants, or other equity instruments that we may receive when we extend loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “payment in kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. The amount of cost basis PIK interest accrued on our balance sheet as of March 31, 2005 was approximately $1,197,000.

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

Original issue discounts (“OID”) arise when we extend a loan and receive an equity interest in the borrower at the same time.  To the extent that the price paid for the equity is not at market value, the Company must allocate part of the price paid for the loan, to the value of the equity.  Then the amount allocated to the equity, the OID, must be amortized over the life of the loan.  As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the regulated investment company (“RIC”) distribution requirements, whereas the cash is received, if at all, when the equity instrument is sold.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Prior to the externalization of our management on October 1, 2004, the start of the 2005 fiscal year, we provided these services through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Since the externalization of our management on October 1, 2004, our investment adviser, Gladstone Management Corporation (“Gladstone Management”), began to provide these services on our behalf through its officers who are also our officers.  In addition, Gladstone Management provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to Gladstone Management in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to Gladstone Management.  Any such fees received, with the exception of the recurring fee, by Gladstone Management are credited against the management advisory fee payable to Gladstone Management pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by Gladstone Management.  The specific services Gladstone Management provides vary by portfolio company, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Prior to the start of fiscal year 2005, Gladstone Capital Advisers, Inc. provided these services and received these fees and we have recorded fees for these services as fee income for the periods in which these fees were earned by us.

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

During the six months ended March 31, 2005, we extended approximately $91.5 million of new loans to, and loan participations in, a total of 14 companies.  Also, during the six months ended March 31, 2005, six borrowers repaid their loans ahead of contractual maturity and we sold two loan investments for an aggregate return of capital of approximately $50.5 million and we received scheduled contractual principal repayments of approximately $9.3 million, for total principal repayments of approximately $59.8 million.  Since our initial public offering in August 2001, we have made 61 different loans to, or investments in, 37 companies for a total of approximately $310.5 million, before giving effect to principal repayments on investments and divestitures.

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

External Adviser

Effective October 1, 2004, pursuant to our advisory agreement with Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%. This fee is then directly reduced by the amount of loan servicing fees paid to Gladstone Management and any other fees received by Gladstone Management from our borrowers and potential borrowers.  We continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Effective July 12, 2004, Gladstone Management assumed the responsibility for servicing our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”). Gladstone Management services these loans in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the facility.  For the three and six months ended March 31, 2005, we incurred approximately $586,000 and $1,116,000, respectively, in loan servicing fees.  Prior to July 12, 2004, our loans were serviced under a similar agreement between Business Loan and Gladstone Capital Advisers Inc., our wholly-owned subsidiary, although the fees from these intercompany transactions were eliminated through the consolidation of our financial results with those of Business Loan and Gladstone Capital Advisers.

For the three months ended March 31, 2005, the gross management fee, before reductions for loan servicing fees and other fees was approximately $976,000.  After being reduced by loan servicing fees of approximately $586,000 and other fees received by Gladstone Management of $450,000, our net management fee for the three months ended March 31, 2005 was a credit of approximately $60,000.  For the three months ended December 31, 2004, the gross management fee, before reductions for loan servicing fees and other fees was approximately $858,000.  After being reduced by loan servicing fees of approximately $531,000 and other fees received by Gladstone Management of approximately $286,500, our net management fee for the three months ended December 31, 2004 was $40,802.  Since the fees are computed quarterly it is necessary to sum the two quarters in order to derive the year to date management fee, therefore the six months ended March 31, 2005 gross management fee before reductions was approximately $717,000 and the aggregate net management fee after reductions was a credit of approximately $19,200 for the six months ended March 31, 2005.  There was no fee for the three months ended March 31, 2004 or December 31, 2003 because we were internally managed at all times until October 1, 2004.

Prior to the externalization of our management, we were party to an expense sharing arrangement with Gladstone Management, which during such time served as the external adviser to Gladstone Commercial Corporation (“Gladstone Commercial”), a real estate investment trust affiliated with us. Under this expense sharing arrangement, Gladstone Management reimbursed Gladstone Capital Advisers for a portion of our total payroll and benefits expenses (based on the percentage of total hours worked by each of our employees on Gladstone Commercial matters). Gladstone Management also reimbursed Gladstone Capital Advisers for its pro rata portion of all other general expenses (based on the percentage of total hours worked by all of our employees on Gladstone Commercial matters). Gladstone Management further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement.  At September 30, 2004, Gladstone Management owed us $109,639 of reimbursements recorded in fees due from affiliate, all of which was subsequently paid.  Following our engagement of Gladstone Management on October 1, 2004, the first day of our 2005 fiscal year, Gladstone Management now directly employs all of our personnel and pays its payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers and Gladstone Management terminated upon the externalization of our management on October 1, 2004.

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

General Valuation Policy: We value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by our board of directors.  Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a NRSRO (as defined below), such as certain participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date.

Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by our board of directors.  In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any.  We then apply the methods set out below in “Valuation Methods.”  Members of our portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts.  These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

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

With our assessment and S&P value estimates as a backdrop, our board of directors votes to accept or not accept the analyses and values recommended by management and S&P.  At March 31, 2005 and September 30, 2004, the board of directors elected to accept the valuations recommended by S&P on those loans as denoted on the Schedules of Investments as of March 31, 2005 and September 30, 2004 in our consolidated financial statements.

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

(a) the default rates set forth herein are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. The following table lists the risk ratings for all of the debt securities outstanding at March 31, 2005, December 31, 2004 and September 30, 2004:

Rating	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Average	7.2	7.2	7.6
Weighted Average	7.2	7.2	7.6
Highest	10.0	10.0	9.0
Lowest	5.0	5.0	5.0

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual.  At March 31, 2005 and September 30, 2004, no payments were past due on any of our debt securities.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for syndicated loans, and if the security has been rated by a NRSRO, then we value the loan at the indicative bid price offered by the syndication agent on the valuation date.  At March 31, 2005, none of the debt securities in our portfolio were publicly traded and there was a limited market for eight debt securities in our portfolio.  At September 30, 2004, none of the debt securities in our portfolio were publicly traded and there was a limited market for five debt securities in our portfolio.

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

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At March 31, 2005 and September 30, 2004 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At March 31, 2005 and September 30, 2004 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $181,063,806 and $149,152,306, respectively.

At March 31, 2005, the value of our warrants of Finn Corporation had an unrealized appreciation of $562,176.  This aforementioned unrealized appreciation plus unrealized appreciation of $531,439 on certain other investments, primarily syndicated participation investments, most notably Maidenform Inc., which had unrealized appreciation of $146,696, for overall unrealized appreciation of $1,093,615, partially offsets total unrealized depreciation of $3,745,803, which was mainly composed of unrealized depreciation in our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $3,097,500 and our senior subordinated term debt investment in Marcal Paper Mills, Inc. of $248,438.

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

Payment in Kind Interest

We also have some loans in our portfolio which contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objective and policies of the respective portfolio company. Prior to October 1, 2004, we provided managerial assistance to our portfolio companies in connection with our investments through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Effective October 1, 2004, we began providing these and other services through our external adviser, Gladstone Management.  Currently, neither we nor Gladstone Management receive fees in connection with managerial assistance. However, effective October 1, 2004 our adviser, Gladstone Management, receives the fees for the other services it provides, and those fees for other services are credited to the investment advisory fees due to Gladstone Management.  These other fees are generally paid to Gladstone Management in part at the time a prospective portfolio company signs a non-binding term sheet with us, with the remainder paid at the closing of the investment.  These fees are generally non-recurring, are recognized as revenue when earned and are paid directly to Gladstone Management by the borrower or potential borrower, effective October 1, 2004 and for all future periods.  The services Gladstone Management provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant services in connection with our investment, loan fees paid directly to Gladstone Management in such situations are deferred and amortized over the life of the loan.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Investment Income

Investment income for the three months ended March 31, 2005 was approximately $5.9 million as compared to approximately $4.4 million for the three months ended March 31, 2004. This increase was primarily a result of increased interest income from an increased number of investments during the three months ended March 31, 2005, as compared to the same period of the prior year, partially offset by a decline in fee revenue resulting from the receipt of such fees by our external investment adviser.

Interest income from our investments in debt securities of private companies was approximately $5.2 million, including approximately $130,000 of PIK interest, for the three months ended March 31, 2005 as compared to approximately $3.9 million for the three months ended March 31, 2004, which included approximately $138,000 of PIK interest. This increase was primarily a result of an increase in investments of $141.7 million, partially offset by principal repayments and the sale of an investment in the aggregate of approximately $101.8 million, at March 31, 2005 as compared to investments at March 31, 2004.

The annualized weighted average yield on our portfolio for the three months ended March 31, 2005 was 11.6% (without giving effect to PIK interest) and 13.5% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the three months ended March 31, 2004 was 11.8% (without giving effect to PIK interest) and 13.1% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended March 31, 2005 was approximately $5,000, as compared to approximately $17,000 for the three months ended March 31, 2004. This decrease was primarily a result of a decrease in invested cash and cash equivalents resulting from an increase in investments of $141.7 million, partially offset by principal repayments and the sale of an investment in the aggregate of approximately $101.8 million, between March 31, 2004 and March 31, 2005.

For the three months ended March 31, 2005 and March 31, 2004, we recorded approximately $114,000 and $110,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

No fee income was recorded for the three months ended March 31, 2005, as compared to $356,000 for the three months ended March 31, 2004. This decrease was the result of the externalization of our management, effective October 1, 2004, through the engagement of our affiliate Gladstone Management to serve as our external investment adviser.  As noted above, Gladstone Management receives all fees in connection with our investments and prospective investments, which fees are offset against the advisory fee payable to Gladstone Management.  During the three months ended March 31, 2005, Gladstone Management received an aggregate of $450,000 in such fees.

For the three months ended March 31, 2005, we recorded approximately $570,000 of other income as compared to $6,000 of other income for the three months ended March 31, 2004.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 were approximately $1.5 million, as compared to approximately $1.2 million for the three months ended March 31, 2004. This increase was mainly a result of an increase in interest expense and stockholder related costs, partially offset by a decline in professional fees.  Additionally, operating expenses for the three months ended March 31, 2005 reflected a significant reduction in direct operating expenses as a result of the externalization of our management effective October 1, 2004, offset by the loan servicing fees and management fee incurred as a result of this externalization..

Loan servicing fees of approximately $586,000 were incurred for the three months ended March 31, 2005.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which became effective July 12, 2004.  These fees were directly credited against the amount of the management fee due to Gladstone Management.  During the three months ended March 31, 2004, our loan portfolio was serviced under a similar agreement with Gladstone Capital Advisers Inc., our wholly-owned subsidiary, and the fees Business Loan paid to Gladstone Capital Advisers, Inc. were eliminated upon consolidation of our financial results.

Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides the managerial assistance and other services to our portfolio companies that we previously provided through our wholly-owned subsidiary Gladstone Capital Advisers, and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone Management. Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because we were internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended March 31, 2004.

The following table sets forth the computation of the management fee for the three months ended March 31, 2005, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

March 31, 2005
Fee:
Total assets at March 31, 2005	$213,753,998
Less: Borrowings under line of credit at March 31, 2005(a)	(18,644,179)
Total assets subject to fee as of March 31, 2005	195,109,819
Quarterly fee rate	0.50%
Gross management fee before loan servicing fee credit	975,549
Less: loan servicing fee from Gladstone Business Loan LLC	585,542
Management fee before credit:	390,007
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	450,000
Net management fee for the three months ended March 31, 2005:	$(59,993)

(a)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005 for the purpose of satisfying our asset diversification requirements under the Internal Revenue Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

Professional fees, consisting primarily of legal and audit fees, for the three months ended March 31, 2005 were approximately $156,000, as compared to approximately $271,000 for the three months ended March 31, 2004.  The decrease is due primarily to a decrease in non-reimbursable legal fees.

Amortization of deferred financing costs, in connection with our lines of credit, were approximately $92,000 for the three months ended March 31, 2005 and approximately $70,000 for the three months ended March 31, 2004.  The increase is due to the amortization of deferred financing costs for both of our lines of credit during the three months ended March 31, 2005 as compared to the amortization of deferred financing costs for only one line of credit which was in place during the three months ended March 31, 2004.

Interest expense for the three months ended March 31, 2005 was approximately $440,000 as compared to approximately $102,000 for the three months ended March 31, 2004.   This increase is primarily a result of increased borrowings under our lines of credit during the three months ended March 31, 2005, which borrowings were used, in part, to finance our increased investments and to a lesser extent, an increase in the interest rates on our borrowings.

Stockholder related costs for the three months ended March 31, 2005 were approximately $105,000, as compared to approximately $67,000 for the three months ended March 31, 2004.  Stockholder related costs include such recurring items as transfer agent fees, securities fees, electronic filing fees and printing and mailing of proxy reports to stockholders.

Directors’ fees for the three months ended March 31, 2005 were $24,000, as compared to approximately $33,000 for the three months ended March 31, 2004. This is the result of fewer board meetings held during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Insurance expense for the three months ended March 31, 2005 was approximately $44,000, as compared to approximately $63,000 for the three months ended March 31, 2004. The decrease is primarily the result of the externalization of our management.  Effective October 1, 2004, Gladstone Management pays general insurance expenses directly and such insurance coverage is included in the services we receive in consideration for the 2% management fee we pay to Gladstone Management.  Insurance expense incurred during the three months ended March 31, 2005 represents the amortization of our directors and officers insurance premiums, which are expenses for which we continue to be responsible for following the externalization of our management.

Effective October 1, 2004, all of our employees became employees of Gladstone Management and therefore no salaries or benefit expenses were incurred by us for the three months ended March 31, 2005 as compared to approximately $420,000 for the three months ended March 31, 2004.  We reimburse Gladstone Management for its employee services as part of the 2% of total assets (excluding cash and cash equivalents pledged to creditors) management fee.

Effective October 1, 2004, our external adviser, Gladstone Management, began to pay rent directly and therefore for the three months ended March 31, 2005 no rent expense was incurred by us as compared to approximately $34,000 for the three months ended March 31, 2004.  General overhead expenses such as rent are also included as part of the management fee to Gladstone Management.

General and administrative expenses were approximately $69,000 for the three months ended March 31, 2005, as compared to approximately $181,000 for the three months ended March 31, 2004. This decrease is primarily a result of Gladstone Management handling general overhead type expenses.  The expenses for the three months ended March 31, 2005 primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Realized Gain on Sale of Investment

During the three months ended March 31, 2005, we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000, as compared to the three months ended March 31, 2004 in which we bought and sold our $1.0 million investment in Metokote Corporation for a gain of $12,500.

Net Unrealized Appreciation (Depreciation) on Derivative

During the three months ended March 31, 2005, we recorded net unrealized appreciation of approximately $16,000 due to an increase in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of approximately $5,000 during the two months that the investment was held during the three months ended March 31, 2004.

Net Unrealized Depreciation on Investments

For the three months ended March 31, 2005, we recorded net unrealized depreciation on investments of approximately $192,000 as compared to net unrealized depreciation of approximately $305,000, for the three months ended March 31, 2004.  The unrealized depreciation is mainly attributable to the decrease in the value of our senior subordinated term debt investment in Finn Corporation, partially offset by unrealized appreciation on certain of our syndicated loan participations.

Net Increase in Stockholders’ Equity from Operations

Overall, we realized a net increase in stockholders’ equity resulting from operations of approximately $4.3 million for the three months ended March 31, 2005.  Based on a weighted-average of 11,288,833 (basic) and 11,620,603 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per weighted average common share for the three months ended March 31, 2005 was $0.38 (basic) and $0.37 (diluted).

For the three months ended March 31, 2004, we realized a net increase in stockholders’ equity resulting from operations of approximately $2.8 million.  Based on a weighted-average of 10,087,615 (basic) and 10,375,281 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per weighted average common share for the three months ended March 31, 2004 was $0.28 (basic) and $0.27 (diluted).

Comparison of the six months ended March 31, 2005 to the six months ended March 31, 2004

Investment Income

Investment income for the six months ended March 31, 2005 was approximately $12.0 million as compared to approximately $8.3 million for the six months ended March 31, 2004. This increase was primarily a result of increased interest income from an increased number of investments during the six months ended March 31, 2005, as compared to the same period of the prior year, partially offset by a decline in fee revenue resulting from the receipt of such fees by our external investment adviser.

Interest income from our investments in debt securities of private companies was approximately $10.9 million, including approximately $271,000 of PIK interest, for the six months ended March 31, 2005 as compared to approximately $7.4 million for the six months ended March 31, 2004, which included approximately $276,000 of PIK interest. This increase was primarily a result of an increase in investments of $141.7 million, partially offset by principal repayments and sale of investments for an aggregate return of approximately $101.8 million, at March 31, 2005 as compared to investments at March 31, 2004.

The annualized weighted average yield on our portfolio for the six months ended March 31, 2005 was 13.0% (without giving effect to PIK interest) and 13.5% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the six months ended March 31, 2004 was 12.1% (without giving effect to PIK interest) and 12.9% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the six months ended March 31, 2005 was approximately $21,000, as compared to approximately $66,000 for the six months ended March 31, 2004. This decrease was primarily a result of a decrease in invested cash and cash equivalents resulting from an increase in investments of $141.7 million, partially offset by principal repayments and sale of investments for an aggregate return of approximately $101.8 million, between March 31, 2004 and March 31, 2005.

For the six months ended March 31, 2005 and March 31, 2004, we recorded approximately $228,000 and $218,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

No fee income was recorded for the six months ended March 31, 2005, as compared to approximately $611,000 for the six months ended March 31, 2004. This decrease was the result of the externalization of our management, effective October 1, 2004, through the engagement of our affiliate Gladstone Management to serve as our external investment adviser.  As noted above, Gladstone Management receives all fees in connection with our investments and prospective investments, which fees are offset against the advisory fee payable to Gladstone Management.  During the six months ended March 31, 2005, Gladstone Management received an aggregate of $736,500 in such fees.

For the six months ended March 31, 2005, we recorded approximately $810,000 of other income as compared to $22,000 of other income for the six months ended March 31, 2004.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the six months ended March 31, 2005 were approximately $2.7 million, as compared to approximately $2.3 million for the six months ended March 31, 2004. This increase was mainly a result of an increase in interest expense and stockholder related costs.  Additionally, operating expenses for the six months ended March 31, 2005 reflected a significant reduction in direct operating expenses, as a result of the externalization of our management effective October 1, 2004, offset by an increase in loan servicing fees and management fee incurred as a result of this externalization.

Loan servicing fees of approximately $1.1 million were incurred for the six months ended March 31, 2005.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which became effective July 12, 2004.  These fees were directly credited against the amount of the management fee due to Gladstone Management.  During the six months ended March 31, 2004, our loan portfolio was serviced under a similar agreement with Gladstone Capital Advisers Inc., our wholly-owned subsidiary, and the fees Business Loan paid to Gladstone Capital Advisers, Inc. were eliminated upon consolidation of our financial results.

Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides the managerial assistance and other services to our portfolio companies that we previously provided through our wholly-owned subsidiary Gladstone Capital Advisers, and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone Management. Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because we were internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended March 31, 2004 or December 31, 2003.

The following table sets forth the quarterly computations of the management fee for the three months ended March 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

	March 31, 2005	December 31, 2004
Fee:
Total assets	$213,753,998	$194,085,591
Less: Borrowings under line of credit (a)	(18,644,179)	(22,435,000)
Total assets subject to fee	195,109,819	171,650,591
Quarterly fee rate	0.50%	0.50%
Gross management fee before loan servicing fee credit	975,549	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	585,542	530,952
Management fee before credit:	390,007	327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	450,000	286,500
Net management fee for the three months ended:	$(59,993)	$40,802

(a)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for each respective quarter, for the purpose of satisfying our asset diversification requirements under the Internal Revenue Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

Professional fees, consisting primarily of legal and audit fees, for the six months ended March 31, 2005 were approximately $395,000, as compared to approximately $424,000 for the six months ended March 31, 2004.  The decrease is due primarily to a decrease in non-reimbursable legal fees.

Amortization of deferred financing costs, in connection with our lines of credit, were approximately $184,000 for the six months ended March 31, 2005 and approximately $153,000 for the six months ended March 31, 2004.  The increase is due to the amortization of deferred financing costs for both lines of credit during the six months ended March 31, 2005 as compared to the amortization of deferred financing costs for only one line of credit which was in place during the six months ended March 31, 2004.

Interest expense for the six months ended March 31, 2005 was approximately $611,000 as compared to approximately $180,000 for the six months ended March 31, 2004.   This increase is a result of increased borrowings under our lines of credit during the six months ended March 31, 2005, which borrowings were used, in part, to finance our increased investments, and to a lesser extent, an increase in the interest rate.

Stockholder related costs for the six months ended March 31, 2005 were approximately $176,000, as compared to approximately $120,000 for the six months ended March 31, 2004.  Stockholder related costs include such recurring items as transfer agent fees, securities fees, electronic filing fees and printing and mailing of annual reports and proxy statements to stockholders.

Directors’ fees for the six months ended March 31, 2005 were $51,000, as compared to approximately $57,000 for the six months ended March 31, 2004. This is the result of fewer board meetings held during the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.

Insurance expense for the six months ended March 31, 2005 was approximately $90,000, as compared to approximately $137,000 for the six months ended March 31, 2004. The decrease is primarily the result of the externalization of our management.  Effective October 1, 2004, Gladstone Management pays general insurance expenses directly and such insurance coverage is included in the services we receive in consideration for the 2% management fee we pay to Gladstone Management.  Insurance expense incurred during the six months ended March 31, 2005 represents the amortization of our directors and officers insurance premiums, which are expenses for which we continue to be responsible for following the externalization of our management.

Effective October 1, 2004, all of our employees became employees of Gladstone Management and therefore no salaries or benefit expenses were incurred by us for the six months ended March 31, 2005 as compared to approximately $810,000 for the six months ended March 31, 2004.  We reimburse Gladstone Management for its employee services as part of the 2% of total assets (excluding cash and cash equivalents pledged to creditors) management fee.

Effective October 1, 2004, our external adviser, Gladstone Management, began to pay rent directly and therefore for the six months ended March 31, 2005 no rent expense was incurred by us as compared to approximately $72,000 for the six months ended March 31, 2004.  General overhead expenses such as rent are also included as part of the management fee to Gladstone Management.

General and administrative expenses were approximately $113,000 for the six months ended March 31, 2005, as compared to approximately $317,000 for the six months ended March 31, 2004. This decrease is primarily a result of Gladstone Management handling general overhead type expenses.  The expenses for the six months ended March 31, 2005 primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as managerial assistance and other fees.  During the six months ended March 31, 2005, Gladstone Capital Advisers incurred aggregate federal and state income taxes of $138,678 resulting from taxable income it received during the 2004 fiscal year.  Following the externalization of our management effective October 1, 2004 substantially all revenues previously received by Gladstone Capital Advisers are now received by Gladstone Management.  As a result, we do not anticipate incurring significant tax expense as a result of the activities of Gladstone Capital Advisers in the future.

Realized Gain on Sale of Investment

During the six months ended December 31, 2004, we sold our $975,000 syndicated participation in Burt’s Bees, Inc. for a gain of $9,750 and we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000, as compared to the three months ended March 31, 2004 in which we bought and sold our $1.0 million investment in Metokote Corporation for a gain of $12,500.

Net Unrealized Depreciation on Derivative

As a result of the decline in fair market value of our interest rate cap agreement, we recorded net unrealized depreciation on derivative of approximately $9,000 for the six months ended March 31, 2005, as compared to net unrealized depreciation of approximately $5,000 for the two months the investment was held during the six months ended March 31, 2004.

Net Unrealized Appreciation (Depreciation) on Investments

For the six months ended March 31, 2005, we recorded net unrealized appreciation on investments of approximately $91,000 as compared to net unrealized depreciation of approximately $1.9 million, for the six months ended March 31, 2004.  The unrealized appreciation is mainly attributable to the increase in the value of the Finn warrant as well as the unrealized appreciation on certain of our syndicated loan participations, partially offset by unrealized depreciation our senior subordinated term debt investment in Finn Corporation.

Net Increase in Stockholders’ Equity from Operations

Overall, we realized a net increase in stockholders’ equity resulting from operations of approximately $9.2 million for the six months ended March 31, 2005.  Based on a weighted-average of 11,283,671 (basic) and 11,614,219 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per weighted average common share for the six months ended March 31, 2005 was $0.82 (basic) and $0.79 (diluted).

For the six months ended March 31, 2004, we realized a net increase in stockholders’ equity resulting from operations of approximately $4.2 million.  Based on a weighted-average of 10,084,729 (basic) and 10,354,405 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per weighted average common share for the six months ended March 31, 2004 was $0.42 (basic) and $0.41 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had investments in debt securities of, or loans to 22 private companies, totaling approximately $181.1 million (cost basis) of total assets. This number includes approximately $200,000 in accrued PIK interest income for the six months ended March 31, 2005, which as described in “Overview,” is added to the carrying value of our investments.

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

In February 2005, Inca Metal Products Corporation/Kingway Acquisition, Inc./Clymer Acquisition, Inc. repaid its entire $2.3 million investment, Bear Creek Corporation repaid its entire $6.0 million investment, and Valor Telecommunications repaid its entire $10.0 million investment, along with prepayment fees in the aggregate of approximately $0.5 million.

In March 2005, ARI Holdings, Inc. repaid its entire $1.2 million senior term debt and its entire $3.7 million senior subordinated term debt, and we participated in a new senior loan to ARI Holdings, Inc. in the amount of $3.9 million.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount
2005	$3,518,190
2006	$21,061,898
2007	$32,893,712
2008	$27,499,178
2009	$33,315,994
Thereafter	$62,811,835
Total	$181,100,807

Net cash used in operating activities for the six months ended March 31, 2005, consisting primarily of the items described in “Results of Operations,” was approximately $4.9 million.  Net cash used in investing activities was approximately $52.2 million during the six months ended March 31, 2005 and primarily consisted of new investments in the aggregate amount of approximately $91.5 million and the repayment of the repurchase agreement of approximately $21.3 million, partially offset by principal repayments of approximately $59.8 million from our portfolio companies.  Net cash provided by financing activities was approximately $10.3 million for the six months ended March 31, 2005 and consisted primarily of cash provided from borrowings on our lines of credit, net of repayments, of approximately $18.4 million and the exercise of stock options which provided approximately $158,000, offset by the payment of dividends of approximately $8.1 million and some costs incurred subsequent to the shelf offering in September 2004.

As a result of the above factors, during the six months ended March 31, 2005, cash and cash equivalents decreased from approximately $66.0 million at the beginning of the period to approximately $19.2 million at the end of the period.

On October 1, 2004, we settled an outstanding repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts Incorporated for $21,345,997. The interest rate on the Repurchase Agreement was 4.25% for a cost of $7,831. In the future, we may or may not use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC under Subchapter M of the Internal Revenue Code.  At March 31, 2005, we did not use a repurchase agreement as an investment option in order to satisfy our asset diversification requirement; however, of the $59.1 million of borrowings outstanding under our lines of credit at March 31, 2005, approximately $18.6 million were invested in cash and cash equivalents in order to satisfy our asset diversification requirement.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid a monthly cash dividend of $0.12 per common share for each of October, November and December 2004 and January, February, and March 2005.  We also declared a monthly cash dividend of $0.13 per common share for each April, May, and June 2005.

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

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $100 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which matures on May 30, 2005.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the DB Facility will be based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of March 31, 2005, our outstanding principal balance under this DB Facility was approximately $45.1 million at an interest rate of 2.81%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2005, the remaining borrowing capacity available under the DB Facility was approximately $41.6 million.  We are in the process of negotiating a renewal of this DB Facility, however there can be no guarantee that we will be able to renew the DB Facility on terms that are favorable to us, if at all.  In the event that we are not able to renew the DB Facility this could have a material adverse impact on our liquidity and ability to fund new investments.

The DB Facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2005, Business Loan was in compliance with all of the DB Facility covenants.  We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. For the six months ended March 31, 2005, the amount due from custodian increased by approximately $13.3 million.

Gladstone Management, our affiliated external adviser, services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that Gladstone Management would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2005, we were in compliance with our covenants under the performance guaranty.

We also have a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matures on June 1, 2005.  Interest on outstanding borrowings is based on the one month LIBOR plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires us to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of March 31, 2005, there was $14.0 million outstanding under the BB&T line of credit at an interest rate of 5.22%.  At March 31, 2005, the remaining borrowing capacity available under the BB&T Agreement was $1.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates.  Currently our portfolio has approximately 19% of the total of the loan portfolio cost basis at fixed rates, approximately 45% of the total loan portfolio cost basis at variable rates with a floor and the remaining 35% of the total loan portfolio cost basis at variable rates.

In addition, we have two variable rate borrowing facilities.  We have a $100 million revolving credit facility with Deutsche Bank AG which matures in May 2005.  We also have a $15 million line of credit agreement with Branch Banking and Trust Company which matures in June 2005.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at the point which one month LIBOR exceed the payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At March 31, 2004, the cap agreement had a fair market value of $80,778.  At March 31, 2005, the one month LIBOR rate was approximately 2.87%.

To illustrate the potential impact of changes in interest rates on our net increase in stockholders’ equity resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in stockholders’ equity resulting from operations by approximately $889,000 or 6.0%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the twelve months ended March 31, 2005.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in stockholders’ equity resulting from operations by approximately $889,000, or 6.0%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the twelve months ended March 31, 2005.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in stockholders’ equity resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2005 Annual Meeting of Stockholders was held on February 9, 2005.  The stockholders voted and approved the following matters:

•      The election of three Class I directors to hold office until the 2008 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Michela English	10,869,823	114,275
Anthony Parker	10,883,470	100,628
George Stelljes III	10,869,729	87,369

•      To approve an amendment to the Company’s Amended and Restated 2001 Equity Incentive Plan to increase the aggregate number of shares of capital stock authorized for issuance under such plan by 250,000 shares and to grant the board of directors the authority to reduce the option price for each outstanding option by an amount equal to the per share amount of any cash dividend paid to all holders of outstanding common stock.

Shares voted for	3,364,277
Shares voted against	2,533,157
Shares abstained	97,014

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: May 9, 2005

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