Form 10-Q
period 2005-06-30
GLADSTONE CAPITAL CORP
filed 2005-08-03
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 3, 2005 was 11,303,510.

GLADSTONE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004
Schedules of Investments as of June 30, 2005 and September 30, 2004
Consolidated Statements of Operations for the three months ended June 30, 2005 and June 30, 2004
Consolidated Statements of Operations for the nine months ended June 30, 2005 and June 30, 2004
Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2005 and June 30, 2004
Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and June 30, 2004
Financial Highlights for the three and nine months ended June 30, 2005 and June 30, 2004
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

SIGNATURES

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	September 30, 2004

ASSETS
Investments at fair value (Cost 6/30/2005: $197,749,877; 9/30/2004: $149,189,306)	$194,708,459	$146,446,240
Cash and cash equivalents	766,922	15,969,890
Cash and cash equivalents pledged to creditors	—	49,984,950
Interest receivable – investments in debt securities	1,199,684	837,336
Interest receivable – employees	90,915	112,960
Due from custodian	12,230,425	1,203,079
Due from affiliate	—	109,639
Deferred financing costs	171,250	350,737
Prepaid assets	71,622	191,676
Other assets	81,186	127,220

TOTAL ASSETS	$209,320,463	$215,333,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$206,399	$105,921
Fees due to affiliate	319,411	113,511
Borrowings under lines of credit	54,590,000	40,743,547
Accrued expenses and deferred liabilities	198,819	798,096
Funds held in escrow	200,000	—
Repurchase agreement	—	21,345,997

Total Liabilities	$55,514,629	$63,107,072

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,303,510 and 11,278,510 shares issued and outstanding, respectively	$11,304	$11,279
Capital in excess of par value	164,610,873	164,294,781
Notes receivable for sale of stock to employees	(8,792,349)	(9,432,678)
Net unrealized depreciation on investments	(3,041,418)	(2,743,066)
Unrealized depreciation on derivative	(272,266)	(214,259)
Realized gain on sale of investments	42,250	12,500
Distributions less than net investment income	1,247,440	298,098

Total Stockholders’ Equity	$153,805,834	$152,226,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,320,463	$215,333,727

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt (6) (12.6%, Due 12/2010)	$7,500,000	$7,500,000

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3) (12.3%, Due 7/2009)	3,950,000	3,969,750

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt	3,926,969	3,720,000
		(8.2%, Due 2/2008)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (6)	6,982,519	6,991,247
		(8.6%, Due 2/2010)
		Senior Term Debt (3)(6)	8,650,000	8,660,813
		(11.8%, Due 2/2010)

Benetech, Inc.	Dust management systems for the coal and electric utility	Senior Term Debt (6) (8.5%, Due 5/2009)	2,925,000	2,946,938
	industries	Senior Term Debt (3) (6)	3,250,000	3,290,625
		(11.5%, Due 5/2009)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (6)	2,964,609	2,937,558
		(12.0%, Due 3/2009)

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (5) (6) (13.0%, PIK 2%, Due 7/2007)	7,530,010	7,520,597

Defiance Stamping	Manufacturing-trucking parts	Senior Term Debt (3)	6,325,000	6,325,000
Company		(11.1%, Due 4/2010)

Finn Corporation	Manufacturing-landscape	Senior Subordinated Term Debt (6)	10,500,000	7,350,000
	equipment	(13.0%, Due 2/2006)
		Common Stock Warrants	37,000	630,360

Gammill, Inc.	Designer and assembler of	Senior Term Debt (6)	3,771,427	3,776,141
	quilting machines and	(9.5%, Due 12/2008)
	accessories	Senior Term Debt (3) (6)	4,690,625	4,673,035
		(12.0%, Due 12/2008)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	5,500,000	5,506,875
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)

Infor Global Solutions Ltd.	Enterprise application solutions	Senior Subordinated Term Debt (7) (10.6%, Due 4/2012)	6,814,500	6,965,000

John Henry Holdings,	Manufacturing-packaging	Senior Subordinated Term Debt(6)	5,474,630	5,472,500
Inc.	products	(10.3%, Due 6/2011)

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (6)	6,450,000	6,111,375
		(13.0%, Due 12/2006)
		First Mortgage Loan (5)	9,324,325	9,129,447
		(16%, PIK 1%, Due 12/2006)

Company (1)	Industry	Investment (2)	Cost	Fair Value

MedAssets, Inc.	Pharmaceuticals and	Senior Term Debt (6)	1,390,618	1,384,507
	healthcare GPO	(9.8%, Due 3/2007)
		Senior Subordinated Term Debt (6)	6,502,578	6,500,000
		(15.0%, Due 3/2008)

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)	9,666,666	9,497,499
	instruments, systems and	(10.5%, Due 8/2008)
	services	Senior Term Debt (3) (6)	4,833,334	4,742,709
		(12.5%, Due 8/2008)
		Senior Term Debt (3) (6)	1,000,000	986,750
		(13.5%, Due 8/2008)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (8)	7,000,000	7,000,000
Northern Contours of Kentucky, Inc.	laminate components	(10.1%, Due 5/2010)
Norcon Holding LLC
Norcon Lewis LLC

Penn Engineering &	Manufacturing-fractional	Senior Subordinated Term Debt (8)	5,009,881	5,000,000
Manufacturing Corp.	horsepower engines	(9.5%, Due 5/2012)
PN Merger Sub Inc.
PEM Holding Co.

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term Debt (6)	8,615,503	8,585,000
		(9.5%, Due 6/2010)

Regency Gas Services	Midstream gas gathering and	Senior Subordinated Term Debt (7)	5,030,613	5,000,000
LLC	processing	(8.8%, Due 12/2010)

Santana Plastics	Manufacturing-polyethylene	Senior Term Debt (3)(6)	6,000,000	6,022,500
	bathroom partitions	(11.2%, Due 11/2009)
		Senior Term Debt (4)(6)	1,950,000	1,957,313
		(13.0%, Due 11/2009)

SCPH Holdings, Inc.	Manufacturing-underwater and	Credit Facility (9)	—	—
Sea Con Phoenix, Inc.	harsh environment components	(8.0%, Due 3/2006)
Phoenix Optix, Inc.		Senior Term Debt (3)(6)	3,325,000	3,329,156
		(8.5%, Due 2/2010)
		Senior Term Debt (6)	3,000,000	3,003,750
		(12.0%, Due 2/2010)

Survey Sampling	Service-telecommunications	Senior Subordinated Term Debt (6)	4,514,642	4,545,000
		(10.7%, Due 5/2012)

Tech Lighting LLC	Manufacturing-low voltage	Senior Subordinated Term Debt (6)	9,013,066	8,977,500
	lighting systems	(10.4%, Due 10/2010)

Woven Electronics	Custom electrical cable	Senior Term Debt (4) (6) (10)	8,344,999	8,750,566
Corporation	assemblies	(11.5%, Due 3/2009)

Xspedius Communications	Service-telecommunications	Senior Subordinated Term Debt (6)	5,986,363	5,948,948
LLC		(10.0%, Due 3/2010)

Total:			$197,749,877	$194,708,459

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Percentage represents interest rates in effect at June 30, 2005 and due date represents the contractual maturity date.

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

(7) Marketable securities are valued based on the bid price, as of June 30, 2005, from the respective originating syndication agent’s trading desk.

(8) Investment was valued at cost due to recent acquisition.

(9) Availability under the credit facility totals $500,000.  There were no borrowings outstanding at June 30, 2005.

(10) Includes a success fee with a $322,117 fair value and no cost basis.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2004

Company (1)	Industry	Investment (2)	Cost	Fair Value

A and G, Inc.	Activewear products	Senior Term Debt (3) (6)	$12,250,000	$12,250,000
(d/b/a Alstyle)		(11.0%, Due 6/2008)

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3)	4,000,000	4,000,000
		(12.3%, Due 7/2009)

America’s Water Heater	Household appliances rental	Senior Term Debt (4) (6) (8)	12,000,000	12,840,000
Rentals	(12.5%, Due 2/2009)

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (6)	1,190,141	1,188,653
		(9.75%, Due 6/2008)
		Senior Subordinated Term Debt (5) (6)	3,657,164	3,634,306
		(11%, PIK 4%, Due 12/2008)

Bear Creek Corporation	Premium horticultural and food products	Senior Subordinated Term Debt (7) (9.1%, Due 6/2010)	6,000,000	6,090,000

Benetech, Inc.	Dust management systems for the coal and electric utility	Senior Term Debt (6) (8.5%, Due 5/2009)	3,168,750	3,160,828
	industries	Senior Term Debt (3) (6)	3,250,000	3,241,875
		(11.5%, Due 5/2009)

Burt’s Bees, Inc.	Personal & household products	Senior Term Debt (7)	975,000	987,188
		(5.4%, Due 11/2009)

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (5) (6) (13.0%, PIK 2%, Due 7/2007)	15,700,625	15,308,110

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,612,500
		Common Stock Warrants	37,000	474,984

Gammill, Inc.	Designer and assembler of quilting machines and	Senior Term Debt (6) (9.5%, Due 12/2008)	4,708,013	4,731,553
	accessories	Senior Term Debt (3) (6)	4,750,000	4,767,813
		(12.0%, Due 12/2008)

Inca Metal Products Corporation	Material handling and storage products	Senior Term Debt (3) (6) (4.6%, Due 9/2006)	2,387,548	2,136,855
Kingway Acquisition, Inc.
Clymer Acquisition, Inc.

Maidenform, Inc.	Intimate apparel	Senior Subordinated Term Debt (7)	10,003,571	10,175,000
		(9.4%, Due 5/2011)

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (6)	6,800,000	6,188,000
		(13.0%, Due 12/2006)
		First Mortgage Loan (5)	9,254,715	9,254,715
		(16%, Due 12/2006)

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (7) (5.9%, Due 3/2007)	1,815,497	1,806,887
		Senior Subordinated Term Debt (7)	6,503,282	6,500,000
		(11.2%, Due 3/2008)

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)	9,833,333	9,759,583
	instruments, systems and	(10.5%, Due 8/2008)
	services	Senior Term Debt (3) (6)	4,916,667	4,867,500
		(12.5%, Due 8/2008)
		Senior Term Debt (3) (6)	1,000,000	1,000,000
		(13.5%, Due 8/2008)

Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (3) (6) (6.5%, Due 3/2009)	2,488,000	2,484,890
		Senior Term Debt (4) (6)	12,000,000	11,985,000
		(11.5%, Due 3/2009)

Total:			$149,189,306	$146,446,240

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30, 2005	June 30, 2004
INVESTMENT INCOME
Interest income – investments	$5,766,233	$5,700,139
Interest income – cash and cash equivalents	7,631	15,268
Interest income – notes receivable from employees	108,065	112,528
Fee income (Refer to Note 12)	—	399,375
Other income	245,297	482,500
Total investment income	6,127,226	6,709,810

EXPENSES
Loan servicing (Refer to Note 10)	687,971	—
Management fee (Refer to Notes 10 and 13)	358,631	—
Professional fees	133,505	36,746
Amortization of deferred financing costs	100,663	99,365
Interest	563,336	211,085
Stockholder related costs	16,475	10,643
Directors fees	26,624	28,000
Insurance	43,891	63,369
Salaries and benefits	—	1,253,073
Rent	—	34,873
General and administrative	64,304	247,092
Expenses before credit from Gladstone Management	1,995,400	1,984,246
Credit to management fee for fees collected by Gladstone Management (Refer to Note 13)	(240,600)	—
Total expenses net of credit to management fee	1,754,800	1,984,246

NET INVESTMENT INCOME BEFORE INCOME TAXES	4,372,426	4,725,564
Income tax expense	—	—
NET INVESTMENT INCOME	4,372,426	4,725,564

UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Unrealized depreciation on derivative	(49,044)	(129,576)
Net unrealized (depreciation)/appreciation on investments	(389,229)	1,013,905
Net unrealized (loss) gain on investments	(438,273)	884,329

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$3,934,153	$5,609,893

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.35	$0.56
Diluted	$0.34	$0.54

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,299,010	10,105,270
Diluted	11,578,637	10,301,390

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	June 30, 2005	June 30, 2004
INVESTMENT INCOME
Interest income – investments	$16,671,756	$13,118,652
Interest income – cash and cash equivalents	29,101	81,223
Interest income – notes receivable from employees	336,382	330,698
Fee income (Refer to Note 12)	—	1,010,606
Other income	1,054,917	504,500
Total investment income	18,092,156	15,045,679

EXPENSES
Loan servicing (Refer to Note 10)	1,804,465	—
Management fee (Refer to Notes 10 and 13)	1,075,940	—
Professional fees	528,610	460,592
Amortization of deferred financing costs	284,487	252,797
Interest	1,174,587	391,237
Stockholder related costs	192,785	130,623
Directors fees	77,624	85,210
Insurance	134,053	200,654
Salaries and benefits	—	2,063,549
Rent	—	106,597
General and administrative	176,939	563,595
Expenses before credit from Gladstone Management	5,449,490	4,254,854
Credit to management fee for fees collected by Gladstone Management (Refer to Note 13)	(977,100)	—
Total expenses net of credit to management fee	4,472,390	4,254,854

NET INVESTMENT INCOME BEFORE INCOME TAXES	13,619,766	10,790,825
Income tax expense	138,678	—
NET INVESTMENT INCOME	13,481,088	10,790,825

REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS:
Realized gain on sale of investment	29,750	12,500
Unrealized depreciation on derivative	(58,007)	(134,643)
Net unrealized depreciation on investments	(298,352)	(849,132)
Net realized and unrealized gain (loss) on investments	(326,609)	(971,275)

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$13,154,479	$9,819,550

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$1.17	$0.97
Diluted	$1.13	$0.95

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,288,784	10,091,576
Diluted	11,602,986	10,336,733

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital in Excess of	Notes Receivable From Sale of	Distributions Less Than/(in Excess of) Net Investment	Realized Gain on Sale of	Unrealized Appreciation/ (Depreciation)	Unrealized Appreciation/ (Depreciation)	Total Stockholders’
	Shares	Amount	Par Value	Common Stock	Income	Investment	of Investments	of Derivatives	Equity

Balance at September 30, 2003	10,081,844	$10,082	$140,416,674	$(8,985,940)	$(416,094)	$—	$(222,340)	$—	$130,802,382

Issuance of Common Stock under Stock option Plan	31,600	32	479,837	(350,010)	—	—	—	—	129,859

Repayment of Principal on Notes Receivable	—	—	—	103,252	—	—	—	—	103,252

Shelf Offering Costs	—	—	(43,598)	—	—	—	—	—	(43,598)

Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	10,790,825	12,500	(849,132)	(134,643)	9,819,550

Distributions Declared ($1.005 per common share)	—	—	—	—	(10,142,870)	—	—	—	(10,142,870)

Balance at June 30, 2004	10,113,444	$10,114	$140,852,913	$(9,232,698)	$231,861	$12,500	$(1,071,472)	$(134,643)	$130,668,575

Balance at September 30, 2004	11,278,510	$11,279	$164,294,781	$(9,432,678)	$298,098	$12,500	$(2,743,066)	$(214,259)	$152,226,655

Issuance of Common Stock under Stock Option Plan	25,000	25	427,325	(157,100)	—	—	—	—	270,250

Repayment of Principal on Notes Receivable	—	—	—	797,429	—	—	—	—	797,429

Shelf Offering Costs	—	—	(111,233)	—	—	—	—	—	(111,233)

Net Increase in Stockholders’ Equity Resulting from Operations	—	—	—	—	13,481,088	29,750	(298,352)	(58,007)	13,154,479

Distributions Declared ($1.11 per common share)	—	—	—	—	(12,531,746)	—	—	—	(12,531,746)

Balance at June 30, 2005	11,303,510	$11,304	$164,610,873	$(8,792,349)	$1,247,440	$42,250	$(3,041,418)	$(272,266)	$153,805,834

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$13,154,479	$9,819,550
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Depreciation	—	24,356
Net amortization of premiums and discounts	(6,949)	835
Amortization of deferred financing costs	284,487	252,797
Unrealized depreciation on derivative	58,007	134,643
Change in net unrealized depreciation	298,352	849,132
(Increase) decrease in interest receivable	(340,303)	338,894
(Increase) decrease in funds due from custodian	(11,027,346)	579,328
Decrease (increase) in prepaid assets	120,054	(295,627)
Decrease (increase) in due from affiliate	109,639	(61,079)
Increase in other assets	(11,973)	(274,306)
Increase in accounts payable	100,478	122,885
(Decrease) increase in accrued expenses and deferred liabilities	(599,277)	324,804
Increase in fees due to affiliate	205,900	—
Increase in funds held in escrow	200,000	—
Increase in investment balance due to payment in kind interest	(348,509)	(412,659)
Net cash provided by operating activities	2,197,039	11,403,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(126,195,458)	(82,267,500)
Principal repayments on investments	77,990,345	33,890,716
Proceeds from repurchase agreements	—	240,114,596
Repayment of repurchase agreements	(21,345,997)	(264,655,000)
Receipt of principal on notes receivable - employees	797,429	103,252
Disposal of furniture & equipment, net	—	9,498
Net cash used in investing activities	(68,753,681)	(72,804,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from the lines of credit	136,800,000	61,750,000
Repayments on the lines of credit	(122,953,547)	(28,229,334)
Distributions paid	(12,531,746)	(13,469,879)
Shelf offering costs	(111,233)	(43,598)
Deferred financing costs	(105,000)	—
Exercise of stock options	270,250	129,851
Net cash provided by financing activities	1,368,724	20,137,040

NET DECREASE IN CASH AND CASH EQUIVALENTS (1)	(65,187,918)	(41,263,845)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,954,840	101,166,221
CASH AND CASH EQUIVALENTS, END OF PERIOD	$766,922	$59,902,376

CASH PAID DURING PERIOD FOR INTEREST	$1,073,417	$129,910
CASH PAID DURING PERIOD FOR INCOME TAXES	$138,678	$—
NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$157,100	$350,010

(1) Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended
	June 30, 2005	June 30, 2004

Per Share Data (1)
Net asset value at beginning of period	$13.64	$12.71
Income from investment operations:
Net investment income (2)	0.39	0.47
Realized gain on sale of investment (2)	—	—
Net unrealized gain/(loss) on investments (2)	(0.03)	0.10
Net unrealized (loss) on derivatives (2)	—	(0.01)
Total from investment operations	0.36	0.56
Less distributions:
Distributions from net investment income	(0.39)	(0.34)
Total distributions	(0.39)	(0.34)
Issuance of common stock under stock option plan	—	0.01
Repayment of principal on notes receivable	—	0.01
Dilutive effect of share issuance	—	(0.03)
Net asset value at end of period	$13.61	$12.92

Per share market value at beginning of period	$21.22	$22.41
Per share market value at end of period	23.40	20.15
Total Return (3)(4)	12.19%	-5.73%
Shares outstanding at end of period	11,303,510	10,113,444

Ratios/Supplemental Data
Net assets at end of period	$153,805,834	$130,668,575
Average net assets	$152,484,868	$128,285,309
Ratio of expenses to average net assets-annualized (5)	5.23%	6.59%
Ratio of net expenses to average net assets-annualized (6)	4.60%	6.59%
Ratio of net investment income to average net assets-annualized	11.47%	14.33%

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

(6)          Ratio of net expenses to average net assets is computed using total expenses net of credits to management fee and income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

	Nine Months Ended
	June 30, 2005	June 30, 2004

Per Share Data (1)
Net asset value at beginning of period	$13.50	$12.97
Income from investment operations:
Net investment income (2)	1.19	1.07
Realized gain on sale of investment (2)	—	—
Net unrealized gain/(loss) on investments (2)	(0.03)	(0.08)
Net unrealized (loss) on derivatives (2)	(0.01)	(0.01)
Total from investment operations	1.15	0.98
Less distributions:
Distributions from net investment income	(1.11)	(1.01)
Total distributions	(1.11)	(1.01)
Offering costs	(0.01)	—
Issuance of common stock under stock option plan	0.02	0.01
Repayment of principal on notes receivable	0.07	0.01
Dilutive effect of share issuance	(0.01)	(0.04)
Net asset value at end of period	$13.61	$12.92

Per share market value at beginning of period	$22.71	$19.45
Per share market value at end of period	23.40	20.15
Total Return (3)(4)	8.08%	8.61%
Shares outstanding at end of period	11,303,510	10,113,444

Ratios/Supplemental Data
Net assets at end of period	$153,805,834	$130,668,575
Average net assets	$152,067,700	$128,269,663
Ratio of expenses to average net assets-annualized (5)	4.90%	4.56%
Ratio of net expenses to average net assets-annualized (6)	4.04%	4.56%
Ratio of net investment income to average net assets-annualized	11.82%	11.08%

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

June 30, 2005

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

NOTE 3. STOCK OPTIONS

The following tables set forth the pro-forma effect of fair value option accounting for the three and nine months ended June 30, 2005 and June 30, 2004 in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.

	Three Months Ended
	June 30, 2005	June 30, 2004

Net increase in stockholders’ equity resulting from operations as reported:	$3,934,153	$5,609,893

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(74,042)	(436,209)
Pro forma net increase in stockholders’ equity resulting from operations	$3,860,111	$5,173,684

Per share:
As reported - basic	$0.35	$0.56
As reported - diluted	$0.34	$0.54

Pro forma-basic	$0.34	$0.51
Pro forma-diluted	$0.33	$0.50

	Nine Months Ended
	June 30, 2005	June 30, 2004

Net increase in stockholders’ equity resulting from operations as reported:	$13,154,479	$9,819,550

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(222,618)	(1,250,990)
Pro forma net increase in stockholders’ equity resulting from operations	$12,931,861	$8,568,560

Per share:
As reported - basic	$1.17	$0.97
As reported - diluted	$1.13	$0.95

Pro forma-basic	$1.15	$0.85
Pro forma-diluted	$1.11	$0.83

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

NOTE 4. INCREASE IN STOCKHOLDERS’ EQUITY PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the three and nine months ended June 30, 2005 and June 30, 2004:

	Three Months Ended
	June 30, 2005	June 30, 2004

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations	$3,934,153	$5,609,893

Denominator for basic weighted average shares	11,299,010	10,105,270
Dilutive effect of stock options	279,627	196,120
Denominator for diluted weighted average shares	11,578,637	10,301,390

Basic net increase in stockholers’ equity per share resulting from operations	$0.35	$0.56

Diluted net increase in stockholers’ equity per share resulting from operations	$0.34	$0.54

	Nine Months Ended
	June 30, 2005	June 30, 2004

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations	$13,154,479	$9,819,550

Denominator for basic weighted average shares	11,288,784	10,091,576
Dilutive effect of stock options	314,202	245,157
Denominator for diluted weighted average shares	11,602,986	10,336,733

Basic net increase in stockholers’ equity per share resulting from operations	$1.17	$0.97

Diluted net increase in stockholers’ equity per share resulting from operations	$1.13	$0.95

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

Fiscal Year	Record Date	Payment Date	Dividend per Share	Monthly or Quarterly
2005	Sep. 22, 2005	Sep. 30, 2005	$0.135	Monthly
	Aug. 23, 2005	Aug. 31, 2005	$0.135	Monthly
	Jul. 21, 2005	Jul. 29, 2005	$0.135	Monthly
	Jun. 16, 2005	Jun. 30, 2005	$0.13	Monthly
	May 13, 2005	May 27, 2005	$0.13	Monthly
	Apr. 15, 2005	Apr. 29, 2005	$0.13	Monthly
	Mar. 18, 2005	Mar. 31, 2005	$0.12	Monthly
	Feb. 11, 2005	Feb. 28, 2005	$0.12	Monthly
	Jan. 14, 2005	Jan. 28, 2005	$0.12	Monthly
	Dec. 17, 2004	Dec. 30, 2004	$0.12	Monthly
	Nov. 17, 2004	Nov. 30, 2004	$0.12	Monthly
	Oct. 18, 2004	Oct. 29, 2004	$0.12	Monthly

2004	Sep. 17, 2004	Sep. 30, 2004	$0.12	Monthly
	Aug. 18, 2004	Aug. 31, 2004	$0.12	Monthly
	Jul. 19, 2004	Jul. 30, 2004	$0.12	Monthly
	Jun. 17, 2004	Jun. 30, 2004	$0.115	Monthly
	May 17, 2004	May 28, 2004	$0.115	Monthly
	Apr. 19, 2004	Apr. 30, 2004	$0.115	Monthly
	Mar. 18, 2004	Mar. 31, 2004	$0.11	Monthly
	Feb. 16, 2004	Feb. 27, 2004	$0.11	Monthly
	Jan. 19, 2004	Jan. 30, 2004	$0.11	Monthly
	Dec. 18, 2003	Dec. 31, 2003	$0.11	Monthly
	Nov. 17, 2003	Nov. 28, 2003	$0.11	Monthly
	Oct. 20, 2003	Oct. 31, 2003	$0.11	Monthly

2003	Sept. 30, 2003	Oct. 6, 2003	$0.33	Quarterly
	Jun. 30, 2003	Jul. 7, 2003	$0.29	Quarterly
	Mar. 31, 2003	Apr. 7, 2003	$0.25	Quarterly
	Dec. 31, 2002	Jan. 7, 2003	$0.23	Quarterly

2002	Sept. 30, 2002	Oct. 7, 2002	$0.21	Quarterly
	Jun. 28, 2002	Jul. 8, 2002	$0.21	Quarterly
	Mar. 28, 2002	Apr. 8, 2002	$0.21	Quarterly
	Dec. 31, 2001	Jan. 15, 2002	$0.18	Quarterly

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

NOTE 7. PAYMENT IN KIND INTEREST

The Company seeks to avoid payment in kind (“PIK”) interest, however the Company has a few loans in its portfolio that contain a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in Note 5, above), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. For the three and nine months ended June 30, 2005, the Company recorded PIK interest income of $63,597 and $334,872, respectively, and for the three and nine months ended June 30, 2004, the Company recorded PIK interest income of $136,647 and $413,052, respectively.  At June 30, 2005 and September 30, 2004 the Company had accrued on its balance sheets, a total in PIK income of $1,282,916 and $1,138,727 respectively.  The Company does not hold any investments issued at original issue discount and accordingly, has not realized any original issue discount income for the three and nine months ended June 30, 2005 or June 30, 2004.

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

The Company had no outstanding repurchase agreement as of June 30, 2005.  On September 29, 2004, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from the Company’s public offering of common stock in September 2004.  This remaining balance was settled on October 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133.  The interest rate charged on the Repurchase Agreement was 4.25% for a cost of $7,831.

NOTE 9. CONTRACTUAL OBLIGATIONS

As of June 30, 2005, the Company was a party to a signed and non-binding term sheet for one potential investment for the Company’s portfolio.  The Company expects to fund this potential investment as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investment	4,000,000	4,000,000
Total	$4,000,000	$4,000,000	$—	$—	$—

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

NOTE 10. LINES OF CREDIT

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matured in June 2005.  The line of credit agreement was extended through September 30, 2005.  Interest on outstanding borrowings is based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of June 30, 2005, there were no borrowings outstanding under the BB&T line of credit and $15.0 million of available borrowings.  At June 30, 2005 the Company was in compliance with all covenants under the BB&T Agreement.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has a $100 million revolving credit facility (the “DB Facility) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. In May 2005, the Company renewed its line of credit through May 26, 2006.  As of June 30, 2005, the outstanding principal balance under the DB Facility was approximately $54.6 million at an interest rate of 3.2%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At June 30, 2005, the remaining borrowing capacity available under the DB Facility was approximately $33.3 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2005, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At June 30, 2005, the amount due from custodian was $12,230,425 and at September 30, 2004, the amount due from custodian was $1,203,079.

Effective July 12, 2004, Gladstone Management, the Company’s affiliated external adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that Management would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2005, the Company was in compliance with all covenants under the performance guaranty.  Gladstone Management services these loans for an annual fee of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the DB Facility.  For the three and nine months ended June 30, 2005, the Company recorded loan servicing fees of $687,971 and $1,804,465, respectively.  At June 30, 2005, the Company owed $201,380 of unpaid loan servicing fees to Gladstone Management, which are recorded in fees due to affiliate.  At September 30, 2004, the Company owed $113,511 in loan servicing fees to Gladstone Management, recorded in fees due to affiliate.  There were no loan servicing fees incurred for the three and nine months ended June 30, 2004, as prior to July 12, 2004, the loans pledged under the DB Facility were serviced by Gladstone Capital Advisers, Inc., wholly-owned subsidiary of the Company.

While Gladstone Management began receiving loan servicing fees as of July 12, 2004, such loan servicing fees received by Gladstone Management are credited to the Company’s advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three and nine months ended June 30, 2005 was reduced by $687,971 and $1,804,465, respectively, in respect of these fees received by Gladstone Management.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $29.5 million and a current fair value of approximately $31,734 which is recorded in other assets on the Company’s consolidated balance sheet at June 30, 2005.  At September 30, 2004, the interest rate cap agreement had a fair value of $89,741.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

NOTE 12. FEE INCOME

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The 1940 Act defines managerial assistance as the service made available to a portfolio company to provide “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”  Prior to the start of fiscal year 2005, the Company provided managerial assistance and other services to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc. and therefore recorded managerial assistance and other fee revenue in connection with these activities.  Effective October 1, 2004, the Company offers managerial assistance and other services to its portfolio companies through its external investment adviser, Gladstone Management.  Neither the Company nor its external investment adviser, Gladstone Management, charges a fee for managerial assistance.  However, in the past the Company and, since October 1, 2004, Gladstone Management, have provided other services to portfolio companies in addition to managerial assistance.  These other services include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Gladstone Management is charging for these services and is crediting the funds received from these other services to the Company as a credit against the investment advisory fee due from the Company under the investment advisory agreement.  Such fees are normally paid in part at the time of signing a non-binding letter of intent, with the remainder paid upon completion of the services, and are generally non-recurring.  For the three and nine months ended June 30, 2005, the Company recorded no revenue from fees since, as described above, these fees were remitted by the borrower directly to Gladstone Management.  For the three and nine months ended June 30, 2004, the Company recorded $399,375 and $1,010,606, respectively, of fee revenue.

While Gladstone Management began receiving all fees in connection with the Company’s investments as of October 1, 2004, such fees received by Gladstone Management are credited to the Company as a reduction of the advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  For the three and nine months ended June 30, 2005, Gladstone Management received $240,600 and $977,100, respectively for fees for services rendered to portfolio companies. None of these fees were for managerial assistance even though Gladstone Management provided managerial assistance to many of the Company’s portfolio companies.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three and nine months ended June 30, 2005 was reduced by $240,600 and $977,100, respectively, in respect of these fees received by Gladstone Management.

NOTE 13. ADVISORY AGREEMENT WITH GLADSTONE MANAGEMENT CORPORATION

Effective October 1, 2004, the Company entered into an advisory agreement with Gladstone Management, an unconsolidated affiliate of the Company, whereby Gladstone Management serves as an external adviser to the Company.  As compensation for the services of Gladstone Management, the Company pays Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total annual fee of 2.0% (0.50% quarterly) of total assets (as reduced by cash and cash equivalents pledged to creditors). The Company continues to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Gladstone Management services the loans held by Business Loan, in return for which, Gladstone Management receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to Gladstone Management are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee and are shown above the direct credits line item in the table below.  For the three months ended June 30, 2005, March 31, 2005 and December 31, 2004, these loan servicing fees totaled $687,971, $585,542 and $530,952, respectively, all of which were credited against the 2% management fee in order to derive the management fee which is presented as the line item management fee in the consolidated statement of operations.  Under the advisory agreement, Gladstone Management also provides the managerial assistance and other services that the Company previously made available to its portfolio companies through its wholly-owned subsidiary Gladstone Capital Advisers, Inc.  To the extent that Gladstone Management receives any fees directly from a portfolio company for such services, Gladstone Management credits these fees directly against the 2% management fee and these amounts are shown in the table below as a credit to the management fee.  For the three months ended June 30, 2005, March 31, 2005 and December 31, 2004, Gladstone Management recorded $240,600, $450,000 and $286,500, respectively, of such fees and credited this amount against the 2% management fee received from the Company and reflected on the consolidated statement of operations as credit to management fees for fees collected by Gladstone Management.  Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because the Company was internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended June 30, 2004, March 31, 2004 or December 31, 2003.

The following table sets forth the quarterly computation of the management fee for the three months ended June 30, 2005, March 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee and 0.1875% quarterly administrative fee):

	June 30, 2005	March 31, 2005	December 31, 2004
Fee:
Total assets	$209,320,463	$213,753,998	$194,085,591
Less: Borrowings under line of credit (a)	—	(18,644,179)	(22,435,000)
Total assets subject to fee	209,320,463	195,109,819	171,650,591
Quarterly fee rate	0.50%	0.50%	0.50%
Gross management fee before loan servicing fee credit	1,046,602	975,549	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	687,971	585,542	530,952
Management fee before credit:	358,631	390,007	327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	240,600	450,000	286,500
Net management fee for the three months ended:	$118,031	$(59,993)	$40,802

(a)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of June 30, 2005, March 31, 2005 and December 31, 2004, respectively of each quarterly computation, for the purpose of satisfying the Company’s asset diversification requirements under the Code. There were no borrowings outstanding for this purpose at June 30, 2005.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

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

NOTE 15. SUBSEQUENT EVENTS

In July 2005, MedAssets, Inc. repaid its senior term debt of approximately $1.4 million and its senior subordinated term debt of approximately $6.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance or maintain our credit facilities on terms reasonably acceptable to us, if at all in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 14, 2004. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “payment in kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. The amount of cost basis PIK interest accrued on our balance sheet as of June 30, 2005 was approximately $1,283,000.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Prior to the externalization of our management on October 1, 2004, the start of the 2005 fiscal year, we provided these services through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Since the externalization of our management on October 1, 2004, our investment adviser, Gladstone Management Corporation (“Gladstone Management”), began to provide these services on our behalf through its officers who are also our officers.  In addition, Gladstone Management provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to Gladstone Management in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to Gladstone Management.  Any such fees received, with the exception of the recurring fees, by Gladstone Management are credited against the management advisory fee payable to Gladstone Management pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by Gladstone Management.  The specific services Gladstone Management provides vary by portfolio company, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Prior to the start of fiscal year 2005, Gladstone Capital Advisers, Inc. provided these services and received these fees and we have recorded fees for these services as fee income for the periods in which these fees were earned by us.

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

During the nine months ended June 30, 2005, we extended, directly or through participations, approximately $126.2 million of new loans to a total of 19 companies.  Also, during the nine months ended June 30, 2005, eight borrowers repaid their loans ahead of contractual maturity and we sold two loan investments for an aggregate return of capital of approximately $60.0 million and we received scheduled contractual principal repayments of approximately $18.0 million, for total principal repayments of approximately $78.0 million.  Since our initial public offering in August 2001, we have made 68 different loans to, or investments in, 41 companies for a total of approximately $345.2 million, before giving effect to principal repayments on investments and divestitures.

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

Effective July 12, 2004, Gladstone Management assumed the responsibility for servicing our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”). Gladstone Management services these loans in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the facility.  For the three and nine months ended June 30, 2005, we incurred approximately $688,000 and $1.8 million, respectively, in loan servicing fees.  Prior to July 12, 2004, our loans were serviced under a similar agreement between Business Loan and Gladstone Capital Advisers Inc., our wholly-owned subsidiary, although the fees from these intercompany transactions were eliminated through the consolidation of our financial results with those of Business Loan and Gladstone Capital Advisers.

For the three months ended June 30, 2005, the gross management fee, before reductions for loan servicing fees and other fees was approximately $1.0 million.  After being reduced by loan servicing fees of approximately $688,000 and other fees received by Gladstone Management of approximately $241,000, our net management fee for the three months ended June 30, 2005 was approximately $118,000.  For the three months ended March 31, 2005, the gross management fee, before reductions for loan servicing fees and other fees was approximately $976,000.  After being reduced by loan servicing fees of approximately $586,000 and other fees received by Gladstone Management of $450,000, our net management fee for the three months ended March 31, 2005 was a credit of approximately $60,000.  For the three months ended December 31, 2004, the gross management fee, before reductions for loan servicing fees and other fees was approximately $858,000.  After being reduced by loan servicing fees of approximately $531,000 and other fees received by Gladstone Management of approximately $286,500, our net management fee for the three months ended December 31, 2004 was $40,802.  Since the fees are computed quarterly it is necessary to sum the three quarters in order to derive the year to date management fee, therefore the nine months ended June 30, 2005 gross management fee before reductions was approximately $2.9 million and the aggregate net management fee after reductions was approximately $99,000 for the nine months ended June 30, 2005.  There was no fee for the three months ended June 30, 2004, March 31, 2004 or December 31, 2003 because we were internally managed at all times until October 1, 2004.

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

With our assessment and S&P value estimates as a backdrop, our board of directors votes to accept or not accept the analyses and values recommended by management and S&P.  At June 30, 2005 and September 30, 2004, the board of directors elected to accept the valuations recommended by S&P on those loans as denoted on the Schedules of Investments as of June 30, 2005 and September 30, 2004 in our consolidated financial statements.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. The following table lists the risk ratings for all of the debt securities outstanding at June 30, 2005, March 31, 2005, December 31, 2004 and September 30, 2004:

Rating	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004
Average	7.1	7.2	7.2	7.6
Weighted Average	7.2	7.2	7.2	7.6
Highest	10.0	10.0	10.0	9.0
Lowest	5.0	5.0	5.0	5.0

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. To date we have not placed any investments on non-accrual.  At June 30, 2005 and September 30, 2004, no payments were past due on any of our debt securities.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for syndicated loans, and if the security has been rated by a NRSRO, then we value the loan at the indicative bid price offered by the syndication agent on the valuation date.  At June 30, 2005, none of the debt securities in our portfolio were publicly traded and there was a limited market for 11 debt securities in our portfolio.  At September 30, 2004, none of the debt securities in our portfolio were publicly traded and there was a limited market for five debt securities in our portfolio.

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

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At June 30, 2005 and September 30, 2004 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At June 30, 2005 and September 30, 2004 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $197,712,877 and $149,152,306, respectively.

At June 30, 2005, we had total unrealized depreciation of $4,372,364, which was mainly composed of unrealized depreciation in our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $3,150,000 and our senior subordinated term debt investment in Marcal Paper Mills, Inc. of $338,625, and our first mortgage loan to Marcal Paper Mills, Inc. of $194,878, partially offset by unrealized appreciation, most notably, the value of our warrants of Finn Corporation had an unrealized appreciation of $593,360 and Woven Electronics Corporation had unrealized appreciation of $405,567.  This aforementioned unrealized appreciation plus unrealized appreciation of $181,519 on certain other investments, primarily in our originated loan investments and certain syndicate participation, most notably Infor Global Solutions, which had unrealized appreciation of $150,500, for overall unrealized appreciation of $1,330,946.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

Investment Income

Investment income for the three months ended June 30, 2005 was approximately $6.1 million as compared to approximately $6.7 million for the three months ended June 30, 2004. This decrease was primarily the result of a decline in fee revenue resulting from the receipt of such fees by our external investment adviser as well as a decline in other income, which is mainly composed of prepayment penalty fees, due to a decline in prepayments as compared to the three months ended June 30, 2004.

Interest income from our investments in debt securities of private companies was approximately $5.8 million, including approximately $64,000 of PIK interest, for the three months ended June 30, 2005 as compared to approximately $5.7 million for the three months ended June 30, 2004, which included approximately $137,000 of PIK interest. This increase was primarily a result of a net increase in investments of $38.9 million over June 30, 2004.  This increase consisted of $130.2 million of new investments, offset by principal repayments and investment sales of approximately $91.3 million.

The annualized weighted average yield on our portfolio for the three months ended June 30, 2005 was 11.4% (without giving effect to PIK interest) and 11.8% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the three months ended June 30, 2004 was 16% (without giving effect to PIK interest) and 16.4% (after giving effect to PIK interest). The decline is due to the early repayments of principal balances on certain loans.

Interest income from invested cash and cash equivalents for the three months ended June 30, 2005 was approximately $8,000, as compared to approximately $15,000 for the three months ended June 30, 2004. This decrease was primarily a result of a decrease in invested cash and cash equivalents resulting from a net increase in investments of $38.9 million over June 30, 2004, which consisted of $130.2 million of new investments, offset by principal repayments and investment sales of approximately $91.3 million.

For the three months ended June 30, 2005 and June 30, 2004, we recorded approximately $108,000 and $113,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

No fee income was recorded for the three months ended June 30, 2005, as compared to $399,000 for the three months ended June 30, 2004. This decrease was the result of the externalization of our management, effective October 1, 2004, through the engagement of our affiliate Gladstone Management to serve as our external investment adviser.  As noted above, Gladstone Management receives all fees in connection with our investments and prospective investments, which fees are offset against the advisory fee payable to Gladstone Management.  During the three months ended June 30, 2005, Gladstone Management received an aggregate of $240,600 in such fees.

For the three months ended June 30, 2005, we recorded approximately $245,000 of other income as compared to $483,000 of other income for the three months ended June 30, 2004.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 were approximately $1.8 million, as compared to approximately $2.0 million for the three months ended June 30, 2004.  Operating expenses for the three months ended June 30, 2005 reflected a significant reduction in direct operating expenses as a result of the externalization of our management effective October 1, 2004, offset by the loan servicing fees and management fee incurred as a result of this externalization, and increases in interest expense, professional fees, and stockholder related costs.

Loan servicing fees of approximately $688,000 were incurred for the three months ended June 30, 2005.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which became effective July 12, 2004.  These fees were directly credited against the amount of the management fee due to Gladstone Management.  During the three months ended June 30, 2004, our loan portfolio was serviced under a similar agreement with Gladstone Capital Advisers Inc., our wholly-owned subsidiary, and the fees Business Loan paid to Gladstone Capital Advisers, Inc. were eliminated upon consolidation of our financial results.

Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides the managerial assistance and other services to our portfolio companies that we previously provided through our wholly-owned subsidiary Gladstone Capital Advisers, and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone Management. Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because we were internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended June 30, 2004.

The following table sets forth the computation of the management fee for the three months ended June 30, 2005, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

June 30, 2005
Fee:
Total assets at June 30, 2005	$209,320,463
Less: Borrowings under line of credit at June 30, 2005(a)	—
Total assets subject to fee as of June 30, 2005	209,320,463
Quarterly fee rate	0.50%
Gross management fee before loan servicing fee credit	1,046,602
Less: loan servicing fee from Gladstone Business Loan LLC	687,971
Management fee before credit:	358,631
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	240,600
Net management fee for the three months ended June 30, 2005:	$118,031

(a)  There were no borrowings under our lines of credit that were held in cash and cash equivalents as of June 30, 2005 for the purpose of satisfying our asset diversification requirements under the Internal Revenue Code.  If such borrowings did exist then, for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

Professional fees, consisting primarily of legal and audit fees, for the three months ended June 30, 2005 were approximately $134,000, as compared to approximately $37,000 for the three months ended June 30, 2004.  The increase is due primarily to an increase in non-reimbursable legal fees as well as an increase in audit costs, associated with internal control procedures.

 Amortization of deferred financing costs, in connection with our lines of credit, were approximately $101,000 for the three months ended June 30, 2005 and approximately $99,000 for the three months ended June 30, 2004.

 Interest expense for the three months ended June 30, 2005 was approximately $563,000 as compared to approximately $211,000 for the three months ended June 30, 2004.  This increase is primarily a result of increased borrowings under our lines of credit during the three months ended June 30, 2005, which borrowings were used, in part, to finance our increased investments and to a lesser extent, an increase in the interest rates on our borrowings.

Stockholder related costs for the three months ended June 30, 2005 were approximately $16,000, as compared to approximately $11,000 for the three months ended June 30, 2004.  Stockholder related costs include such recurring items as transfer agent fees, securities fees, electronic filing fees and printing and mailing of proxy reports to stockholders.

Directors’ fees for the three months ended June 30, 2005 were $27,000, as compared to approximately $28,000 for the three months ended June 30, 2004.

Insurance expense for the three months ended June 30, 2005 was approximately $44,000, as compared to approximately $63,000 for the three months ended June 30, 2004. The decrease is primarily the result of the externalization of our management.  Effective October 1, 2004, Gladstone Management pays general insurance expenses directly and such insurance coverage is included in the services we receive in consideration for the 2% management fee we pay to Gladstone Management.  Insurance expense incurred during the three months ended June 30, 2005 represents the amortization of our directors and officers insurance premiums, which are expenses for which we continue to be responsible for following the externalization of our management.

Effective October 1, 2004, all of our employees became employees of Gladstone Management and therefore no salaries or benefit expenses were incurred by us for the three months ended June 30, 2005 as compared to approximately $1.3 million for the three months ended June 30, 2004.  We reimburse Gladstone Management for its employee services as part of the 2% of total assets (excluding cash and cash equivalents pledged to creditors) management fee.

Effective October 1, 2004, our external adviser, Gladstone Management, began to pay rent directly and therefore for the three months ended June 30, 2005 no rent expense was incurred by us as compared to approximately $35,000 for the three months ended June 30, 2004.  General overhead expenses such as rent are also included as part of the management fee to Gladstone Management.

General and administrative expenses were approximately $64,000 for the three months ended June 30, 2005, as compared to approximately $247,000 for the three months ended June 30, 2004. This decrease is primarily a result of Gladstone Management handling general overhead type expenses.  The expenses for the three months ended June 30, 2005 primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Unrealized Appreciation (Depreciation) on Derivative

During the three months ended June 30, 2005, we recorded net unrealized depreciation of approximately $49,000 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of approximately $130,000 during the three months ended June 30, 2004.

Net Unrealized Depreciation on Investments

For the three months ended June 30, 2005, we recorded net unrealized depreciation on investments of approximately $389,000 as compared to net unrealized appreciation of approximately $1.0 million, for the three months ended June 30, 2004.  The unrealized depreciation is mainly attributable to the decrease in the value of our first mortgage loan in Marcal Paper Mills, Inc. and the decline in ARI Holdings, Inc. partially offset by unrealized appreciation on certain of our syndicated loan participations.

Net Increase in Stockholders’ Equity from Operations

Overall, we realized a net increase in stockholders’ equity resulting from operations of approximately $3.9 million for the three months ended June 30, 2005.  Based on a weighted-average of 11,299,010 (basic) and 11,578,637 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per weighted average common share for the three months ended June 30, 2005 was $0.35 (basic) and $0.34 (diluted).

 For the three months ended June 30, 2004, we realized a net increase in stockholders’ equity resulting from operations of approximately $5.6 million.  Based on a weighted-average of 10,105,270 (basic) and 10,301,390 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per weighted average common share for the three months ended June 30, 2004 was $0.56 (basic) and $0.54 (diluted).

Comparison of the nine months ended June 30, 2005 to the nine months ended June 30, 2004

Investment Income

Investment income for the nine months ended June 30, 2005 was approximately $18.1 million as compared to approximately $15.0 million for the nine months ended June 30, 2004. This increase was primarily a result of increased interest income from an increased number of investments during the nine months ended June 30, 2005, as compared to the same period of the prior year, partially offset by a decline in fee revenue resulting from the receipt of such fees by our external investment adviser.

Interest income from our investments in debt securities of private companies was approximately $16.7 million, including approximately $335,000 of PIK interest, for the nine months ended June 30, 2005 as compared to approximately $13.1 million for the nine months ended June 30, 2004, which included approximately $413,000 of PIK interest. This increase was primarily a result of a net increase in investments of $38.9 million over June 30, 2004.  This increase consisted of $130.2 million of new investments, offset by principal repayments and investment sales of approximately $91.3 million.

The annualized weighted average yield on our portfolio for the nine months ended June 30, 2005 was 12.5% (without giving effect to PIK interest) and 12.6% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the nine months ended June 30, 2004 was 13.6% (without giving effect to PIK interest) and 13.9% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the nine months ended June 30, 2005 was approximately $29,000, as compared to approximately $81,000 for the nine months ended June 30, 2004. This decrease was primarily a result of a decrease in invested cash and cash equivalents resulting from a net increase in investments of $38.9 million over June 30, 2004, which consisted of $130.2 million of new investments, offset by principal repayments and investment sales of approximately $91.3 million.

For the nine months ended June 30, 2005 and June 30, 2004, we recorded approximately $336,000 and $331,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

No fee income was recorded for the nine months ended June 30, 2005, as compared to approximately $1,010,000 for the nine months ended June 30, 2004. This decrease was the result of the externalization of our management, effective October 1, 2004, through the engagement of our affiliate Gladstone Management to serve as our external investment adviser.  As noted above, Gladstone Management receives all fees in connection with our investments and prospective investments, which fees are offset against the advisory fee payable to Gladstone Management.  During the nine months ended June 30, 2005, Gladstone Management received an aggregate of $977,100 in such fees.

For the nine months ended June 30, 2005, we recorded approximately $1.1 million of other income as compared to $505,000 of other income for the nine months ended June 30, 2004.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the nine months ended June 30, 2005 were approximately $4.5 million, as compared to approximately $4.3 million for the nine months ended June 30, 2004. This increase was mainly a result of an increase in interest expense, stockholder related costs and professional fees.  Additionally, operating expenses for the nine months ended June 30, 2005 reflected a significant reduction in direct operating expenses, as a result of the externalization of our management effective October 1, 2004, offset by an increase in loan servicing fees and management fee incurred as a result of this externalization.

Loan servicing fees of approximately $1.8 million were incurred for the nine months ended June 30, 2005.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which became effective July 12, 2004.  These fees were directly credited against the amount of the management fee due to Gladstone Management.  During the nine months ended June 30, 2004, our loan portfolio was serviced under a similar agreement with Gladstone Capital Advisers Inc., our wholly-owned subsidiary, and the fees Business Loan paid to Gladstone Capital Advisers, Inc. were eliminated upon consolidation of our financial results.

Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides the managerial assistance and other services to our portfolio companies that we previously provided through our wholly-owned subsidiary Gladstone Capital Advisers, and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone Management. Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because we were internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended June 30, 2004, March 31, 2004 or December 31, 2003.

The following table sets forth the quarterly computations of the management fee for the three months ended June 30, 2005, March 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

	June 30, 2005	March 31, 2005	December 31, 2004
Fee:
Total assets	$209,320,463	$213,753,998	$194,085,591
Less: Borrowings under line of credit (a)	—	(18,644,179)	(22,435,000)
Total assets subject to fee	209,320,463	195,109,819	171,650,591
Quarterly fee rate	0.50%	0.50%	0.50%
Gross management fee before loan servicing fee credit	1,046,602	975,549	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	687,971	585,542	530,952
Management fee before credit:	358,631	390,007	327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	240,600	450,000	286,500
Net management fee for the three months ended:	$118,031	$(59,993)	$40,802

(a)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for each respective quarter, for the purpose of satisfying our asset diversification requirements under the Internal Revenue Code. There were no borrowings outstanding for this purpose at June 30, 2005.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

Professional fees, consisting primarily of legal and audit fees, for the nine months ended June 30, 2005 were approximately $529,000, as compared to approximately $461,000 for the nine months ended June 30, 2004.  The increase is due primarily to a increase in non-reimbursable legal fees and audit costs incurred in connection with internal control procedures.

Amortization of deferred financing costs, in connection with our lines of credit, were approximately $284,000 for the nine months ended June 30, 2005 and approximately $253,000 for the nine months ended June 30, 2004.  The increase is due to the amortization of deferred financing costs for both lines of credit during the nine months ended June 30, 2005 as compared to the amortization of deferred financing costs for only one line of credit for the nine months ended June 30, 2004 and one month of amortization for the line of credit added in June 2004.

Interest expense for the nine months ended June 30, 2005 was approximately $1,175,000 as compared to approximately $391,000 for the nine months ended June 30, 2004.  This increase is a result of increased borrowings under our lines of credit during the nine months ended June 30, 2005, which borrowings were used, in part, to finance our increased investments, and to a lesser extent, an increase in the interest rate.

Stockholder related costs for the nine months ended June 30, 2005 were approximately $193,000, as compared to approximately $131,000 for the nine months ended June 30, 2004.  Stockholder related costs include such recurring items as transfer agent fees, securities fees, electronic filing fees and printing and mailing of annual reports and proxy statements to stockholders.

Directors’ fees for the nine months ended June 30, 2005 were $78,000, as compared to approximately $85,000 for the nine months ended June 30, 2004. This is the result of fewer board meetings held during the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.

 Insurance expense for the nine months ended June 30, 2005 was approximately $134,000, as compared to approximately $201,000 for the nine months ended June 30, 2004. The decrease is primarily the result of the externalization of our management.  Effective October 1, 2004, Gladstone Management pays general insurance expenses directly and such insurance coverage is included in the services we receive in consideration for the 2% management fee we pay to Gladstone Management.  Insurance expense incurred during the nine months ended June 30, 2005 represents the amortization of our directors and officers insurance premiums, which are expenses for which we continue to be responsible for following the externalization of our management.

Effective October 1, 2004, all of our employees became employees of Gladstone Management and therefore no salaries or benefit expenses were incurred by us for the nine months ended June 30, 2005 as compared to approximately $2.1million for the nine months ended June 30, 2004.  We reimburse Gladstone Management for its employee services as part of the 2% of total assets (excluding cash and cash equivalents pledged to creditors) management fee.

Effective October 1, 2004, our external adviser, Gladstone Management, began to pay rent directly and therefore for the nine months ended June 30, 2005 no rent expense was incurred by us as compared to approximately $107,000 for the nine months ended June 30, 2004.  General overhead expenses such as rent are also included as part of the management fee to Gladstone Management.

General and administrative expenses were approximately $177,000 for the nine months ended June 30, 2005, as compared to approximately $564,000 for the nine months ended June 30, 2004. This decrease is primarily a result of Gladstone Management handling general overhead type expenses.  The expenses for the nine months ended June 30, 2005 primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as managerial assistance and other fees.  During the nine months ended June 30, 2005, Gladstone Capital Advisers incurred aggregate federal and state income taxes of $138,678 resulting from taxable income it received during the 2004 fiscal year.  Following the externalization of our management effective October 1, 2004 substantially all revenues previously received by Gladstone Capital Advisers are now received by Gladstone Management.  As a result, we do not anticipate incurring significant tax expense as a result of the activities of Gladstone Capital Advisers in the future.

Realized Gain on Sale of Investment

During the nine months ended June 30, 2005, we sold our $975,000 syndicated participation in Burt’s Bees, Inc. for a gain of $9,750 and we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000, as compared to the nine months ended June 30, 2004 in which we bought and sold our $1.0 million investment in Metokote Corporation for a gain of $12,500.

Net Unrealized Depreciation on Derivative

As a result of the decline in fair market value of our interest rate cap agreement, we recorded net unrealized depreciation on derivative of approximately $58,000 for the nine months ended June 30, 2005, as compared to net unrealized depreciation of approximately $135,000 for the five months the investment was held during the nine months ended June 30, 2004.

Net Unrealized Appreciation (Depreciation) on Investments

For the nine months ended June 30, 2005, we recorded net unrealized depreciation on investments of approximately $298,000 as compared to net unrealized depreciation of approximately $849,000, for the nine months ended June 30, 2004.  The decline in unrealized depreciation is mainly attributable to the increase in the value of the Finn warrant of approximately $593,000, and the fair value of the success fee on Woven Electronics of approximately $322,000 as well as unrealized appreciation of approximately $181,000 on certain of our syndicated loan participations, partially offset by unrealized depreciation of approximately $3.2 million on our senior subordinated term debt investment in Finn Corporation.

Net Increase in Stockholders’ Equity from Operations

Overall, we realized a net increase in stockholders’ equity resulting from operations of approximately $13.2 million for the nine months ended June 30, 2005.  Based on a weighted-average of 11,288,784 (basic) and 11,602,986 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per weighted average common share for the nine months ended June 30, 2005 was $1.17 (basic) and $1.13 (diluted).

 For the nine months ended June 30, 2004, we realized a net increase in stockholders’ equity resulting from operations of approximately $9.8 million.  Based on a weighted-average of 10,091,576 (basic) and 10,336,733 (diluted) shares outstanding, our net increase in stockholders’ equity resulting from operations per weighted average common share for the nine months ended June 30, 2004 was $0.97 (basic) and $0.95 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had investments in debt securities of, or loans to 26 private companies, totaling approximately $197.7 million (cost basis) of total assets. This number includes approximately $264,000 in accrued PIK interest income for the nine months ended June 30, 2005, which as described in “Overview,” is added to the carrying value of our investments.

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

In April 2005, we extended a loan of $6.3 million to Defiance Stamping Company, a manufacturer of metal fasteners, and purchased a loan participation in Infor Global Solutions of $7.0 million, and an additional $3.0 million of Polar Corporation.

In May 2005, we extended a $7.0 million loan to Northern Contours, Inc., a manufacturer of cabinets and purchased a $4.5 million participation in Survey Sampling, telecommunications, and a $5.0 million participation in Penn Engineering, a manufacturer of engines, and an additional purchase of $2.0 million of Regency Gas Services LLC.  We also received a full principal repayment from Woven Electronics LLC on the senior term note of approximately $2.5 million.

In June 2005, we received the full repayment of our $10.0 million investment in Maidenform, Inc.

The following table summarizes the new investments and principal repayments that took place during the three and nine months ended June 30, 2005:

	For the three months ended June 30, 2005	For the nine months ended June 30, 2005
New investments	$34,732,083	$126,195,458
Principal repayments	18,154,719	77,990,345
Net new investments	$16,577,364	$48,205,113

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Year	Amount
2005	$2,046,823
2006	$20,217,440
2007	$30,944,369
2008	$26,355,125
2009	$29,800,034
Thereafter	$88,386,086
Total	$197,749,877

Net cash provided by operating activities for the nine months ended June 30, 2005, consisting primarily of the items described in “Results of Operations,” was approximately $2.2 million.  Net cash used in investing activities was approximately $68.8 million during the nine months ended June 30, 2005 and primarily consisted of new investments in the aggregate amount of approximately $126.2 million and the repayment of the repurchase agreement of approximately $21.3 million, partially offset by principal repayments of approximately $78.0 million from our portfolio companies.  Net cash provided by financing activities was approximately $1.4 million for the nine months ended June 30, 2005 and consisted primarily of cash provided from borrowings on our lines of credit, net of repayments, of approximately $13.8 million and the exercise of stock options which provided approximately $270,000, offset by the payment of dividends of approximately $12.5 million, additional fees paid to renew a line of credit of $105,000 and some costs incurred subsequent to the shelf offering in September 2004.

As a result of the above factors, during the nine months ended June 30, 2005, cash and cash equivalents decreased from approximately $66.0 million at the beginning of the period to approximately $767,000 at the end of the period.

On October 1, 2004, we settled an outstanding repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts Incorporated for $21,345,997. The interest rate on the Repurchase Agreement was 4.25% for a cost of $7,831. In the future, we may or may not use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC under Subchapter M of the Internal Revenue Code.  At June 30, 2005, we did not use a repurchase agreement as an investment option in order to satisfy our asset diversification requirement, nor did we have any borrowings outstanding under our lines of credit at June 30, 2005 in order to satisfy our asset diversification requirement.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid a monthly cash dividend of $0.12 per common share for each of October, November and December 2004 and January, February, and March 2005 and a dividend of $0.13 per common share for each April, May, and June 2005.  In July 2005, we declared a monthly dividend of $0.135 per common share for each July, August and September 2005.

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

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $100 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which matured on May 26, 2005 and was renewed by us for another year, maturing on May 26, 2006.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the DB Facility will be based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of June 30, 2005, our outstanding principal balance under this DB Facility was approximately $54.6 million at an interest rate of 3.2%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At June 30, 2005, the remaining borrowing capacity available under the DB Facility was approximately $33.3 million.  We are in the process of negotiating a renewal of this DB Facility, however there can be no guarantee that we will be able to renew the DB Facility on terms that are favorable to us, if at all.  In the event that we are not able to renew the DB Facility this could have a material adverse impact on our liquidity and ability to fund new investments.

The DB Facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2005, Business Loan was in compliance with all of the DB Facility covenants.  We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. For the nine months ended June 30, 2005, the amount due from custodian increased by approximately $11.0 million.

Gladstone Management, our affiliated external adviser, services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that Gladstone Management would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2005, we were in compliance with our covenants under the performance guaranty.

We also have a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matured in June 2005.  The line of credit was extended through September 30, 2005.  Interest on outstanding borrowings is based on the one month LIBOR plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires us to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of June 30, 2005, there were no borrowings outstanding under the BB&T line of credit with a remaining borrowing capacity available under the BB&T Agreement of $15.0 million.

Both lines of credit are available for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates.  Currently our portfolio has approximately 17% of the total of the loan portfolio cost basis at fixed rates, approximately 43% of the total loan portfolio cost basis at variable rates with a floor. Approximately 4% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, and the remaining 37% of the total loan portfolio cost basis at variable rates.

In addition, we have two variable rate borrowing facilities.  We have a $100 million revolving credit facility with Deutsche Bank AG which matures in May 2006.  We also have a $15 million line of credit agreement with Branch Banking and Trust Company which matures in September 2005.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at the point which one month LIBOR exceed the payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At June 30, 2005, the cap agreement had a fair market value of $31,734 and a current notional amount of $29.5 million.  At June 30, 2005, the one month LIBOR rate was approximately 3.34%.

To illustrate the potential impact of changes in interest rates on our net increase in stockholders’ equity resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in stockholders’ equity resulting from operations by approximately $1.1 million or 8.1%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the twelve months ended June 30, 2005.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in stockholders’ equity resulting from operations by approximately $1.1 million, or 8.1%, over the next twelve months, compared to the net increase in stockholders’ equity resulting from operations for the twelve months ended June 30, 2005.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in stockholders’ equity resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 3, 2005

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to by-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

10.30	Amendment No. 5, Consent and Waiver to Credit Agreement dated as of May 27, 2005.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.