Form 10-K
period 2005-09-30
GLADSTONE CAPITAL CORP
filed 2005-12-13
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission file number 814-00237

GLADSTONE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 200 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☐ NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2005, based on the closing price on that date of $21.22 on the Nasdaq National Market, was $223,624,190. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 11,308,510 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of December 8, 2005.

Documents Incorporated by Reference.  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I	Item 1	Business
	Item 2	Properties
	Item 3	Legal Proceedings
	Item 4	Submission of Matters to a Vote of Security Holders
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	Item 6	Selected Financial Data
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk
	Item 8	Financial Statements and Supplementary Data
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 9A	Controls and Procedures
	Item 9B	Other Information
PART III	Item 10	Directors and Executive Officers of the Registrant
	Item 11	Executive Compensation
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions
	Item 14	Principal Accountant Fees and Services
PART IV	Item 15	Exhibits and Financial Statement Schedules
SIGNATURES

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential”, “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance, or maintain our credit facilities on terms reasonably acceptable to us, if at all, in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium sized businesses on terms more favorable than we intend to provide; and (7) those factors described in the “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

PART I

Item 1. Business

About Gladstone Capital Corporation

We are a specialty finance company that was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and that commenced its initial public offering on August 24, 2001. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended, which we refer to in this annual report as the 1940 Act.

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, venture capital funds or family owned businesses. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans.

We seek to invest in small and medium sized private U.S. businesses that meet certain criteria, including the potential for growth, adequate assets for loan collateral, experienced management teams with significant ownership interest in the business, adequate capitalization, profitable operations based on cash flow, substantial ownership by leveraged buyout funds or venture capital funds and potential opportunities for us to realize appreciation and gain liquidity in our equity positions.  We may achieve liquidity through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to buy back our warrants, though there can be no assurance that we will always have these rights.

We seek to invest primarily in three categories of debt of private companies:

•              Senior Subordinated Notes.  We seek to invest a majority of our assets in senior subordinated notes, which may also include “last out tranches” of senior debt.  Holders of senior subordinated notes are subordinated to the rights of holders of senior debt in their right to receive principal and interest payments or, in the case of last out tranches of senior debt, liquidation proceeds from the borrower.  As a result, senior subordinated notes are riskier than senior notes.  Although such loans are sometimes secured by significant collateral, the lender is largely dependent on the borrower’s cash flow for repayment.  Additionally, lenders often receive warrants to acquire shares of stock in borrowers in connection with these loans.

•              Senior Notes.  We seek to invest a portion of our assets in senior notes of borrowers.  Using its assets and cash flow as collateral, the borrower typically uses senior notes to cover a substantial portion of the funding needed to operate.  Senior lenders are exposed to the least risk of all providers of debt because they command a senior position with respect to scheduled interest and principal payments.  However, unlike senior subordinated and junior subordinated lenders, these senior lenders typically do not receive any stock or warrants to purchase stock of the borrowers.  As such, they generally do not participate in the equity appreciation of the value of the business.  We intend to make senior loans on a limited basis and some of these will only be used as bridge financings.  In most cases, these loans will be refinanced at a later date.

•              Junior Subordinated Notes.  We also seek to invest a small portion of our assets in junior subordinated notes.  Holders of junior subordinated notes are subordinated to the rights of the holders of senior debt and senior subordinated debt in their rights to receive principal and interest payments from the borrower.  The risk profile of junior subordinated notes is high, which permits the junior subordinated lender to obtain higher interest rates and warrants to purchase a greater portion of the borrower’s stock.

Approximately 45% of the aggregate value of our investment portfolio as of September 30, 2005 was senior debt, approximately 50% was senior subordinated debt, and approximately 5% was junior subordinated debt.  As of September 30, 2005, we had approximately $205.4 million invested in 28 portfolio companies.

Our loans typically range from $5 million to $15 million, mature in no more than seven years, and accrue interest at a fixed or variable rate that exceeds the prime rate.  Because these loans will generally be subordinated term debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most if not all of the debt securities we acquire will be unrated.  Accordingly, we cannot accurately predict what ratings these loans might receive if they were in fact rated, and therefore we cannot determine whether or not they could be considered to be “investment grade” quality.

We have two wholly owned subsidiaries: Gladstone Business Loan LLC, through which we hold our loan investment portfolio, and Gladstone Capital Advisers, Inc.

About Gladstone Management Corporation

Our affiliate Gladstone Management Corporation (the “Adviser” or “Gladstone Management”) is our investment adviser and is led by a management team which has extensive experience in our lines of business.  Gladstone Management is controlled by David Gladstone, our chairman and chief executive officer.  Mr. Gladstone is also the chairman and chief executive officer of our Adviser.  Terry Lee Brubaker, our vice chairman, chief operating officer and director, is a member of the board of directors of Gladstone Management and its president and chief operating officer.  George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of Gladstone Management and its executive vice president and chief investment officer.  Harry Brill, our chief financial officer, is the chief financial officer of Gladstone Management.

Gladstone Management also provides investment advisory and administrative services to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Investment Corporation, a publicly traded registered investment company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone.  All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial Corporation and Gladstone Investment Corporation.  In the future, Gladstone Management may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by Gladstone Management pursuant to an investment advisory and administrative agreement since October 1, 2004.  Gladstone Management was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the 1940 Act.  Gladstone Management is headquartered in McLean, Virginia, a suburb of Washington, DC, and has offices in New York, New York, Chicago, Illinois, Pittsburgh, Pennsylvania, Morristown, New Jersey, Lexington, Kentucky and Dallas, Texas.

Our Investment Strategy

Our strategy is to make loans at favorable interest rates to small and medium sized businesses that we believe have traditionally been underserved by conventional lenders. Our Adviser uses the loan referral networks of Messrs. Gladstone, Stelljes and Brubaker and of our Adviser’s managing directors to identify and make senior and subordinated loans to selected businesses that we believe do not have sufficient access to traditional sources of lending. We make loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control, all of which we believe are typically underserved by banks and other traditional institutional lenders. We believe that our business strategy will enable us to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In addition, from time to time we might acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we might receive when we make loans. Our financial plan presumes that the net capital gains from the sale of the warrants (as well as other profit enhancements) we receive in connection with our lending activities will exceed any losses we may experience from loans that are not repaid. We cannot assure you that we will be able to achieve our investment objectives or that our business strategy will be successful.

We target small and medium sized private businesses that meet certain criteria, including the potential for growth, adequate assets for loan collateral, experienced management teams with significant ownership interest in the business, adequate capitalization, profitable operations based on cash flow and potential opportunities for us to realize appreciation and gain liquidity in our various equity positions. We may achieve liquidity in an equity position through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to buy back our warrants, although we cannot assure you that we will always have these rights.  We can also achieve a similar effect by requiring the borrower to pay us conditional interest, which we refer to as a success fee, upon the occurrence of certain events.  Success fees are dependent upon the success of the borrower and the occurrence of a triggering event, and are paid in lieu of warrants to own common stock of the borrower.  We cannot provide assurance that we will always have a success fee or warrant in place with every investment.

Investment Process

Overview of Loan Origination and Approval Process

To originate loans, our Adviser’s lending professionals use an extensive referral network comprised of venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers.  Our Adviser’s lending professionals review informational packages from these and other sources in search of potential financing opportunities.  If a potential opportunity matches our investment objectives, the lending professionals will seek an initial screening of the opportunity from our Adviser’s investment committee, which is composed of Messrs. Gladstone, Brubaker and Stelljes.  If the applicant passes this initial screening, the lending professionals will conduct a due diligence investigation of the applicant. Upon completion of the due diligence investigation, the lending professionals create a borrower profile summarizing the prospective borrower’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The lending professionals then present this profile to the investment committee, which must unanimously approve each loan.  Further, each financing is reviewed by the members of our Board of Directors, a majority of whom are independent under Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Prospective portfolio company characteristics

We have identified certain characteristics that we believe are important to profitably lend to small and medium sized businesses. The criteria listed below provide general guideposts for our lending and investment decisions, although not all of these criteria may be followed in each instance.

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

Extensive Due Diligence

Our Adviser conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities.  Our due diligence investigation may begin with a review of publicly available information, and will generally include the following:

•      a review of the potential borrower’s historical and projected financial information;

•      interviews with management, employees, customers and vendors of the applicant;

•      background checks; and

•      research on the applicant’s products, services or particular industry.

We also rely on the long-term relationships that our Adviser’s professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium sized private businesses. Prior to closing on our investments, additional due diligence may be conducted on our behalf by attorneys, accountants or other outside advisers as appropriate.

Investment Structure

We typically invest in senior, senior subordinated and junior subordinated notes. Our loans typically range from $5 million to $15 million, although the size of our investments may vary as our capital base changes.  Our loans generally mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (or “PIK”) interest, and, when earned, we record PIK income as interest income and add the PIK interest to the principal balance of the loans.

To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets.  We do not usually have the first claim on these assets. Interest payments on loans we make will generally be made monthly or quarterly (except to the extent of any PIK interest) with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest will generally become due at maturity at five to seven years. We seek to make loans that are accompanied by warrants to purchase stock in the borrowers or other yield enhancement features, such as success fees. These warrants will typically have an exercise price equal to the fair value of the portfolio company’s common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower’s stock.  Success fees are conditional interest that is paid if the borrower is successful. The success fee is calculated as additional interest on the loan and is paid upon the occurrence of certain triggering events, such as the sale of the borrower.  If the event or events do not occur, no success fee will be paid.

From time to time, a portfolio company may request additional financing, providing us with additional lending opportunities. We will consider such requests for additional financing under the criteria we have established for initial investments and we anticipate that any debt securities we acquire in a follow-on financing will have characteristics comparable to those issued in the original financing. In some situations, our failure, inability or decision not to make a follow-on investment may be detrimental to the operations or survival of a portfolio company, and thus may jeopardize our investment in that borrower.

As noted above, we expect to receive warrants to purchase stock or other yield enhancements in connection with many of our loans. If a financing is successful, not only will our debt securities have been repaid with interest, but we will be in a position to realize a gain on the accompanying equity interests or other yield enhancements. The opportunity to realize such gain may occur if the borrower is sold to new owners or if it makes a public offering of its stock. In most cases, we will not have the right to require that a borrower undergo an initial public offering by registering securities under the Securities Act of 1933, (the “Securities Act”), but we generally will have the right to sell our equity interests in any subsequent public offering by the borrower. Even when we have the right to participate in a borrower’s public offering, the underwriters might insist, particularly if we own a large amount of equity securities, that we retain all or a substantial portion of our shares for a specified period of time. Moreover, we may decide not to sell an equity position even when we have the right and the opportunity to do so. Thus, although we expect to dispose of an equity interest after a certain time, situations may arise in which we hold equity securities for a longer period.

Temporary Investments

Pending investment in the debt of private companies we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that 70% of our assets are “qualifying assets”, for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “Regulation.”

Hedging Strategies

Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions, we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Pursuant to our line of credit, we have agreed to enter into hedging transactions, such as interest rate cap agreements, in connection with the borrowings that we make under our line of credit.  To date we hold only one interest rate cap agreement.  Furthermore, in the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans.  Hedging strategies do pose risks to us and our stockholders, however we believe that such activities, because they will be limited to only a portion of our portfolio, are manageable.

Section 12(a)(3) of the 1940 Act prohibits us “in contravention of such rules and regulations or orders as [the SEC] may prescribe as necessary or appropriate in the public interest or for the protection of investors . . . to effect a short sale of any security . . . .” However, to date, the U.S. Securities and Exchange Commission (the “SEC”) has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. We will only engage in hedging activities in compliance with applicable law and regulations.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Extensive Loan Referral Network

Our executive officers and our Adviser’s managing directors have an extensive referral network of venture capitalists, leveraged buyout funds, investment bankers, attorneys, commercial bankers and business and financial brokers. We believe that this established network, consisting of relationships established over many years by Messrs. Gladstone, Stelljes, and Brubaker and our Adviser’s managing directors will generate opportunities to identify and make senior and subordinated loans to selected businesses that satisfy our investment criteria. We intend to enter into additional informal relationships with other leveraged buyout funds and venture capital funds, but we cannot assure you that we will be able to do so or that any such relationships will lead to the origination of loans.

Seasoned Management Team

David Gladstone, our chairman and chief executive officer, has over 25 years of experience in making loans to, and investing in, small and medium sized companies at Gladstone Capital Corporation, Gladstone Investment Corporation, Allied Capital Corporation and American Capital Strategies Ltd. Allied Capital Corporation is a publicly traded subordinated debt lender and American Capital Strategies Ltd. is a publicly traded buyout and subordinated debt lender.  Mr. Gladstone is no longer affiliated with Allied Capital Corporation or American Capital Strategies Ltd.  Gladstone Investment Corporation is a newly established fund investing in subordinated loans, mezzanine debt, preferred stock and warrants.

Terry Lee Brubaker, our vice chairman and chief operating officer, has over 25 years of experience in acquisitions and managing companies subsequent to an acquisition. Prior to joining Gladstone Capital Corporation, he was a member of the management team that designed and implemented the acquisition strategy of James River Corporation.

George Stelljes III, our president and chief investment officer has an extensive background in subordinated debt and buyouts and currently oversees the structuring and arranging of financing for potential investments in small and medium sized businesses.

Our chief financial officer, Harry Brill, brings significant experience from his role as the chief accounting officer of Allied Capital Corporation where he was responsible for the public filings of a family of five public companies and oversaw the preparation of the operating reports and financial statements of these companies and of three private funds.

Flexible Transaction Structuring

We believe that we are well-positioned to provide financing to small and medium sized businesses that are undergoing a change of ownership, including management-led and third party leveraged buyouts, and to those businesses that have good growth characteristics. We are not limited by the capital and other regulatory requirements of the banking and savings and loan industries and we have relatively low overhead and administrative expenses. Moreover, our strategy of seeking yield enhancements, such as success fees, is intended to closely align our interests with those of our portfolio companies, thereby reducing transaction costs, conveying our commitment to the borrowers and enhancing our attractiveness as a financing source. Perhaps most importantly, we believe that we have the experience and expertise to satisfy the financing needs of such businesses. In particular, we believe that we may realize a competitive advantage in this area from Mr. Gladstone’s more than 25 years of experience in financing small to medium sized private businesses, Mr. Stelljes’ many years of financing medium and small businesses, and Mr. Brubaker’s extensive experience in acquisitions and operations.

As a business development company, we may not invest in any portfolio company in which our affiliates currently have an investment or make any co-investments with our affiliates absent an exemptive order from the U.S. Securities and Exchange Commission that would allow such co-investment.  We have applied for, and on November 28, 2005, the U.S. Securities and Exchange Commission granted, an exemptive order that permits us to co-invest with Gladstone Participation Fund, LLC, a newly organized fund that will be managed by our Adviser.  The exemptive order provides that our ability to make any co-investments with Gladstone Participation Fund, LLC is subject to certain terms, conditions and limitations contained in the exemption application.

Leverage

For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we intend to issue senior debt securities (including borrowings under our current lines of credit) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act.  We have also filed a shelf registration statement with the SEC registering up to $75 million of common stock, preferred stock and debt securities, of which $48.8 million remains available for issuance as of December 13, 2005.  See “Regulation as a Business Development Company—Asset Coverage” for a discussion of our leveraging constraints.

Securitization

On February 3, 2003, we established a wholly-owned subsidiary, Gladstone Business Loan LLC, “Business Loan,” for the purpose of acquiring and holding certain of our loans. Business Loan entered into a credit agreement with a group of institutional lenders that provides for a $100 million revolving credit facility.  We use these proceeds to make additional loans and increase the size of our loan portfolio.  We currently intend to securitize all of the loans held by Business Loan and, if we are able to securitize these loans, we will use the proceeds from the securitization to pay down any amounts outstanding under the revolving credit facility.  Our Board of Directors has approved, and we intend to seek, an additional $50 million of availability under this revolving credit facility during fiscal year 2006.  Any increase in the credit facility would require the consent of the lenders, and there is no guarantee that we will be able to increase the size of the credit facility.

Ongoing Relationships with and Monitoring of Portfolio Companies

Monitoring

Our Adviser’s investment professionals monitor the financial trends of each portfolio company on an ongoing basis to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company.  We monitor this information regarding the status and performance of each portfolio company, and use it to evaluate the overall performance of our portfolio, on at least a quarterly basis.

Our Adviser employs various methods of evaluating and monitoring the performance of our investments, which include but are not limited to the following:

•      Assessment of success in the portfolio company’s overall adherence to its business plan and compliance with covenants;

•      Attendance at and participation in meetings of the portfolio company’s board of directors;

•      Periodic contact, including formal update interviews with portfolio company management, and, if appropriate, the financial or strategic sponsor;

•      Comparison with other companies in the portfolio company’s industry; and

•      Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance

As a business development company, we make available significant managerial assistance to our portfolio companies. Such assistance typically involves reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, closely monitoring the operations of the borrower, participating in its board and management meetings, being available for consultation with its officers and providing general organizational and financial guidance. Neither we nor our Adviser receives fees in connection with this managerial assistance.  Our Adviser may receive fees for other services it provides to a portfolio company and those fees would then be credited against the investment advisory fees that we pay to our Adviser.

Valuation Process

We carry our assets at fair value.  A majority of our loan portfolio consists of securities for which a limited market does not exist and are not publicly traded.  To value these securities, we provide loan portfolio data to Standard & Poor’s Loan Evaluation Service (“S&P”) for its independent review.  S&P provides an independent assessment of the loan portfolio data provided by us and assesses its own data to develop recommendations as to market values for these securities.  Our Board of Directors votes on whether to accept the valuation recommendations presented by S&P.  Furthermore, in the occurrence of an event coming to the attention of our Board of Directors subsequent to the S&P valuation date, our Board of Directors may alter the S&P valuation in order to present a more accurate reflection of the fair value of an investment. Due to the uncertainty inherent in the valuation process for these securities, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  Securities in our portfolio that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date (to date there are no publicly traded securities in our portfolio). Securities in our portfolio which are not publicly traded on an exchange or securities market, but for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date.

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

The net asset value per share of our outstanding shares is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus liabilities by the actual number of shares outstanding at the date as of which the determination is made.

Investment Advisory Agreement

Current management services and fees

Since October 1, 2004, we have been externally managed pursuant to an investment advisory and administrative agreement with Gladstone Management.  Under the agreement, Gladstone Management directly employs all of our personnel and pays its payroll, benefits, and general expenses directly.  Pursuant to the management agreement, we pay Gladstone Management an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%.  Fees received by our investment adviser will be credited against the investment advisory fee. We continue to pay direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses.

Management services and fees under the amended and restated investment advisory agreement

On December 2, 2005, our stockholders approved an amended and restated investment advisory agreement between us and Gladstone Management (the “Amended Agreement”). Our Board of Directors proposed the Amended Agreement to stockholders in order to provide what it considers to be more appropriate incentives to reward fund management. When the Amended Agreement becomes effective, we will pay Gladstone Management an annual base management fee of 2% of our gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors, as well as a two-part incentive fee.  The first part of the incentive fee is an income-based incentive fee which would reward Gladstone Management if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets. We will pay Gladstone Management an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•        no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

•        100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•        20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Agreement, as of the termination date), commencing on the effective date of the Amended Agreement, and will equal 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to Gladstone Management, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

Under the Amended Agreement, we will pay separately for administrative services under an administration agreement with Gladstone Administration, LLC, a wholly-owned subsidiary of Gladstone Management, (the “Administration Agreement”).  The Administration Agreement provides for payments equal to our allocable portion of Gladstone Administration’s overhead expenses in performing its obligations under the Administration Agreement, including rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.

The same individuals who manage our portfolio will continue to manage our portfolio under the Amended Agreement and, although the administrative services will be provided pursuant to a separate administration agreement, we do not expect that our stockholders will notice any change or diminution in services because of this organizational separation.

Regulations promulgated by the Securities and Exchange Commission prohibit business development companies from implementing an incentive advisory fee while having in place a stock option plan or any outstanding stock options.  In connection with the stockholders’ approval of the Amended Agreement, no further options will be issued under the Amended and Restated 2001 Equity Incentive Plan (the “Plan”), and we will terminate the Plan prior to the effectiveness of the Amended Agreement.  Further, we will seek the agreement of the holders of all outstanding options under the plan to terminate or exercise their outstanding options.  We expect the Amended Agreement to be executed and go into effect on the first day of the fiscal quarter following the exercise or termination of these options, or on October 1, 2006, whichever is later. Once the Amended Agreement and Administration Agreement are effective, the current agreement with Gladstone Management will terminate.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

In order to maintain the qualification for treatment as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

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

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders.

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

Regulation as a Business Development Company

We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We intend to conduct our business so as to retain our status as a business development company. In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1) or (2) below.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to the following:

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

Asset Coverage

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

Significant Managerial Assistance

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

Fundamental Investment Policies

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior subordinated notes. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. The following restrictions, along with these investment objectives, are our only fundamental policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. For a fuller explanation of the regulatory framework in which we operate, see “Business-Regulation.” The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere in this Form 10-K, apply at the time we effect a transaction, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction. We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire (provided that we control or, through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets.

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

We will at all times endeavor to conduct our business so as to retain our status as a regulated investment company under Subchapter M of the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes. For a discussion of the risks associated with the resulting leverage, see “Business—Leverage” and “Risk Factors—Our business is dependent upon external financing which may expose us to the risks associated with leverage.”

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

Code of Ethics

We and Gladstone Management have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act.  As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel.  A copy of this code is available for review, free of charge, at our website at www.GladstoneCapital.com.  We intend to provide disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation.  We have designated a chief compliance officer, Paula Novara, who also serves as chief compliance officer for our Adviser.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future.  Currently, services necessary for our business are provided by individuals who are employees of Gladstone Management pursuant to the terms of an investment advisory and administrative agreement.  Each of our executive officers is an employee and executive officer of Gladstone Management.  No employee of Gladstone Management will dedicate all of his or her time to us.  However, we expect that 15-20 full time employees of Gladstone Management will spend substantial time on our matters during the calendar year 2006.  We anticipated that the number of employees of Gladstone Management who devote time to our matters will increase as we acquire more investments.

Upon the effectiveness of the Amended Agreement and Administration Agreement approved by our stockholders on December 2, 2005, accounting and compliance services will be provided by the same individuals who currently provide these services to us, however these individuals will become employees of Gladstone Administration and will provide accounting and compliance services to us pursuant to the Administration Agreement.  All other services will continue to be performed by the same individuals under the Amended Agreement.

As of September 30, 2005, Gladstone Management had 30 full-time employees.  As of September 30, 2005, a break-down of Gladstone Management’s 30 full-time employees by functional area is summarized in the table below:

Number of Individuals	Functional Area

4	Executive Management (Chief Executive Officer, Chief Operating Officer, Chief Investment Officer and Chief Financial Officer)

19	Investment Management, Portfolio Management, and Due Diligence

5	Accounting, Compliance, Human Resources and Investor Relations

2	Administration

RISK FACTORS

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are dependent upon our key management personnel and the key management personnel of our Adviser for our future success, particularly David Gladstone, George Stelljes III and Terry Lee Brubaker.

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

We are dependent on our Adviser’s continued operations and may not find a suitable replacement if our Adviser discontinues operations or terminates the investment advisory agreement.

We have no employees.  We expect that our chief executive officer, chief operating officer, chief investment officer and chief financial officer, and the employees of our Adviser, will not spend all of their time managing our activities and our investment portfolio.  Our executive officers and the employees of our Adviser may allocate some, or a material portion, of their time to businesses and activities that are not related to our business.  We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices.  We are subject to the risk of discontinuation of our Adviser’s operations or termination of the investment advisory agreement and the risk that, upon such event, no suitable replacement will be found.  We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

Our incentive fee may induce our adviser to make certain investments, including speculative investments.

The management compensation structure that will be implemented under the Amended Agreement with our Adviser may cause our Adviser to invest in high risk investments or take other risks.  In addition to its management fee, our Adviser will be entitled under the Amended Agreement to receive incentive compensation based in part upon our achievement of specified levels of income.  In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Adviser to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation.  Investments with higher yield potential are generally riskier or more speculative.  This could result in increased risk to the value of our investment portfolio.

We may be obligated to pay our Adviser incentive compensation even if we incur a loss.

On December 2, 2005, our stockholders approved an amended and restated investment advisory agreement with our advisor that, when effective, will entitle our Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.  This agreement will not become effective until certain requirements related to options outstanding under our 2001 Equity Incentive Plan are satisfied.  For additional information on incentive compensation under the Amended Agreement with our Adviser, and the potential time of effectiveness of the agreement, see “Business – Investment Advisory Agreement.”

Our Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the investment advisory agreement may adversely affect our ability for future growth.

                Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on our Adviser’s ability to identify and invest in securities that meet our investment criteria.  Accomplishing this result on a cost-effective basis will be largely a function of our Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms.  The senior management team of our Adviser has substantial responsibilities under the investment advisory agreement.  In order to grow, our Adviser will need to hire, train supervise and manage new employees successfully.  Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

•              There is generally little or no publicly available information about these businesses. Because we seek to make loans to privately owned businesses, there is generally little or no publicly available operating and financial information about our potential borrowers. As a result, we rely on our officers, our Adviser and its employees and consultants to perform due diligence investigations of these borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

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

We anticipate using a combination of equity and long-term and short-term borrowings to finance our lending activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates. Ultimately, we expect approximately 80% of the loans in our portfolio to be at fixed rates and approximately 20% to be at variable rates determined on the basis of a benchmark prime rate. As of September 30, 2005, our portfolio had approximately 16% of the total of the loan portfolio cost at fixed rates, approximately 43% of the total of the loan cost value at variable rates with a floor, approximately 3% of the total loan cost value at variable rates with a floor and ceiling, and the remaining 38% at variable rates. We will typically seek to hedge against the risk of adverse movement in interest rates on our borrowings relative to our portfolio of assets. As required by our warehouse line of credit, we hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Our credit facilities impose certain limitations on us.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to a credit agreement arranged by Deutsche Bank AG as the structuring agent.  The agreement provides us with a revolving credit line facility of $100 million, and we may seek to increase the availability of credit under the facility to $150 million.  We are also a party to a $15 million short-term revolving line of credit with Branch Banking &Trust Company.  In the future, borrowings outstanding on these credit lines may be repaid with the proceeds we may receive from securitizing some or all of the loans in our portfolio for long-term funding.  These credit line facilities will permit us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement.

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

To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Leverage” and “Business—Material U.S. Federal Tax Considerations—Regulated Investment Company Status.”

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

If we are to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire senior loans, mezzanine debt or equity securities from an issuer which has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. (See “Business—Regulation as a Business Development Company—Qualifying Assets.”) This results from the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Exchange Act expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt would qualify as an eligible portfolio company.  We believe that substantially all of the senior loans, subordinated loans and equity securities that we hold and propose to acquire in the future should constitute qualifying assets because our current borrowers did not, and our expected future borrowers will not, at the time of our investment, have outstanding marginable securities. First, we have historically made, and expect to continue to make, a large portion of our senior loan and subordinated loan investments on terms and in circumstances such that those investments should not under existing legal precedent be “securities” under the Exchange Act and therefore should not be marginable securities under Regulation T. Second, we believe that should a different position be taken such that those investments may be securities, they should still not be marginable securities. In particular, debt instruments that do not trade in a public secondary market or are not rated investment grade are not margin eligible securities under the rules established by the self- regulatory organizations, including the New York Stock Exchange and National Association of Securities Dealers, that govern the terms on which broker-dealers may extend margin credit. Until the questions raised by the amendments to Regulation T have been addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those senior loans and subordinated loans that are not investment grade, do not have a public secondary market, and are issued by a private issuer that does not have outstanding a class of margin eligible securities at the time of our investment. Likewise, we will treat equity securities issued by a portfolio company as qualifying assets only if such securities are issued by a private company that has no marginable securities outstanding at the time we purchase such securities.

To date, we do not believe that either the SEC or its staff has taken any position with respect to our analysis of the issues discussed above. We intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

The SEC has proposed amendments to the rules concerning business development companies that would clarify that, among other things, companies that do not have a class of securities listed on an exchange or Nasdaq would be considered eligible portfolio companies.  If these rules are adopted as proposed, it would remove the uncertainty concerning the status of certain of our investments as qualifying assets by clarifying that all of our portfolio companies would be considered eligible portfolio companies.  There can be no guarantee that the SEC will adopt these rules substantially as proposed, if at all.

Further, separate and similar legislation, entitled the “Increased Capital Access for Growing Businesses Act,” has been introduced in both the U.S. House of Representatives and the U.S. Senate.  If passed in current form, the legislation would strike the 1940 Act language that ties the definition of eligible portfolio company to whether a company has outstanding marginable securities. In lieu of this language, the legislation would provide that, among other things, companies that do not have a class of securities listed on a national securities exchange would be considered eligible portfolio companies.  The legislation introduced in the U.S. House of Representatives, H.R. 436, was passed unanimously and referred to the U.S. Senate Committee on Banking, Housing and Urban Affairs in April 2005.  The U.S. Senate bill, S. 1396, was introduced and referred to the U.S. Senate Committee on Banking, Housing and Urban Affairs in July 2005.  There can be no guarantee that this legislation will be passed and become effective without substantial amendment, if it becomes effective at all.

Unless and until the proposed rules or legislation described above are adopted or passed, if there were a court ruling or regulatory decision that conflicts with our interpretations, we could lose our status as a business development company or be precluded from investing in the manner described in this prospectus. This in turn could cause us to lose our status as a RIC. Any of these results would have a material adverse effect on our ability to invest in the manner described in this prospectus, on our operating results, financial condition and ability to pay dividends, and on the value of our common stock, For information regarding the consequences of failure to qualify as a RIC, see “Business – Material U.S. Federal Tax Considerations – Regulated Investment Company Status.”

Such a ruling or decision also may require that we dispose of investments that we made based on our interpretation of Regulation T. Such dispositions could have a material adverse effect on us and our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. See “Business—Risk Factors – The lack of liquidity of our privately held investments may adversely affect our business.”

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time.

Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. As discussed above, there is a risk that certain investments that we intend to treat as qualifying assets will be determined to not be eligible for such treatment. Any such determination would have a material adverse effect on our business.  For additional information regarding the regulations to which we are subject, see “Business—Material U.S. Federal Tax Considerations—Regulation as a Business Development Company” and “Business—Material U.S. Federal Tax Considerations—Regulated Investment Company Status.”

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. We will first use any proceeds from prepayments to repay any borrowings outstanding on our lines of credit.  In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of September 30, 2005, we had 11,303,510 shares of common stock outstanding, of which 10,437,903 were freely tradable without restriction. The remaining 865,607 shares were held by employees of our Adviser, and our officers and directors, most of which were purchased upon exercise of stock options and all of which may currently be resold publicly in compliance with the volume limitations and other restrictions of Rule 144 of the Securities Act. On April 10, 2003 we filed a registration statement to register for public resale 1,351,668 shares under our Amended and Restated 2001 Equity Incentive Plan (the “Plan”) (including the shares that have already been issued upon option exercises). Subsequent to the filing of this registration statement, all of these shares are now freely tradable without restriction, although certain of the options have not yet been granted and a portion of the options that have been granted are not yet vested and the shares underlying such options will, accordingly, not be eligible for resale until vested.

Further, in connection with the stockholders’ approval of the Amended Agreement, the Plan will be terminated.  The Amended Agreement may not become effective until all outstanding options under the Plan are terminated or exercised, thus we plan to seek agreement from all holders of these options to exercise or terminate their outstanding options within a limited period of time.  In connection with seeking such agreement from our optionholders, we may also accelerate the vesting of all unvested stock options eligible for acceleration under applicable SEC regulations.  As of December 8, 2005, there are 1,300,498 outstanding options under the Plan, and no further options will be granted. Since our shares underlying these stock options have been registered under the Securities Act of 1933 (as amended), upon exercise, the holders of these options will be able to publicly resell their shares without restriction.

Sales of substantial amounts of our common stock in the public market, pursuant to such registration statement, such option exercises, under Rule 144 or otherwise, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Available Information:

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCapital.com.  A request for any of these reports may also be submitted to us by sending a written request addressed to Corporate Secretary, Gladstone Capital Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745.  The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation.  Gladstone Management Corporation is the current leaseholder of all properties in which we operate.  We occupy these premises pursuant to our investment advisory and administrative agreement with Gladstone Management Corporation.  Our headquarters are located in McLean, Virginia and we also have operations in New York, New York, Morristown, New Jersey, Chicago, Illinois, Pittsburgh, Pennsylvania, Lexington, Kentucky, and Dallas, Texas.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

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

	Quarter Ended	High	Low

FY 2005	09/30/05	$26.00	$22.55
	06/30/05	23.96	21.18
	03/31/05	24.80	20.94
	12/31/04	25.35	22.61
FY 2004	09/30/04	23.71	20.05
	06/30/04	22.55	19.16
	03/31/04	23.50	21.34
	12/31/03	22.84	19.55

As of November 18, 2005, there were approximately 19,000 beneficial owners of our Common Stock.

Dividends

We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders. Since the beginning of fiscal year 2004, dividends were declared quarterly and paid monthly.  Amounts presented for each fiscal quarter of 2005 and 2004 represent the cumulative amount of the dividends declared for the months composing such quarter. The following table reflects, by quarter, the dividends per share that we have declared on our common stock for each quarter of the last two fiscal years:

	Quarter Ended	Cash Dividend Per Share

FY 2005	09/30/05	$0.405
	06/30/05	0.390
	03/31/05	0.360
	12/31/04	0.360
FY 2004	09/30/04	0.360
	06/30/04	0.345
	03/31/04	0.330
	12/31/03	0.330

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended September 30, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

This information is provided in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6. Selected Financial Data

The following selected financial data for the fiscal years ended September 30, 2005, 2004, 2003, 2002 and the period May 30, 2001 (Inception) through September 30, 2001 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

SELECTED FINANCIAL DATA

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002	Period May 30, 2001 (Inception) Through September 30, 2001

Total Investment Income	$23,949,759	$20,395,968	$15,154,874	$10,455,703	$394,855
Total Expenses	$7,531,436	$7,103,193	$3,858,953	$2,839,102	$487,499
Net Investment Income (Loss)	$17,286,145	$13,292,775	$11,295,921	$7,616,601	$(92,644)
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,490,682	$10,570,290	$11,073,581	$7,616,601	$(92,644)

Per Share Data:
Net Increase (Decrease) in Net Assets Resulting from Operations:
Basic	$1.37	$1.05	$1.10	$0.76	$(0.03)
Diluted	$1.33	$1.02	$1.09	$0.75	$(0.03)
Cash Distributions Declared per Share	$1.515	$1.365	$1.10	$0.81	$—

Statement of Assets and Liabilities Data:
Total Assets	$205,793,094	$215,333,727	$214,566,663	$172,922,039	$132,205,486
Total Net Assets	$151,610,683	$152,226,655	$130,802,382	$130,663,273	$131,249,144

Other Data:
Number of Portfolio Companies at Period End	28	16	11	7	NONE
Principal Amount of Loan Originations (1)	$143,794,006	$86,267,500	$47,011,278	$97,705,054	NONE
Principal Amount of Loan Repayments (1)	$88,019,136	$47,158,995	$18,005,827	$18,387,191	NONE
Total Return (2)	5.93%	24.40%	21.74%	9.60%	7.60%

Weighted Average Yield on Investments (3):
With PIK Interest (4)	12.36%	13.78%	13.86%	14.79%	N/A
Without PIK Interest (4)	12.23%	13.44%	13.14%	13.82%	N/A

(1)           Includes all originations/prepayments related to a line of credit to one of our portfolio companies during the fiscal year ended September 30, 2002.

(2)           For the fiscal years ended September 30, 2005 and September 30, 2004, the total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value.  For the fiscal year ended September 30, 2003 and prior periods, total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value. The return for 2001 has not been annualized.

(3)           Weighted average yield on investments equals interest income on investments divided by the average investment balance throughout the year.

(4)           Refer to Note 2 of the “Notes to Consolidated Financial Statements” for an explanation of PIK, or “Paid-in-Kind,” interest.

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

Original issue discounts (“OID”) arise when we make a loan and receive an equity interest in the borrower at the same time.  To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan, to the value of the equity.  Then the amount allocated to the equity, the OID, must be amortized over the life of the loan.  As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), whereas the cash is received, if at all, when the equity instrument is sold.  We seek to avoid OID with all potential investments under review.

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

During the fiscal year ended September 30, 2005, we extended, directly or through participations, approximately $143.8 million of new loans to a total of 23 companies.  Also, during the fiscal year ended September 30, 2005, nine borrowers repaid their loans ahead of contractual maturity and we sold two loan investments for an aggregate return of capital of approximately $71.0 million and we received scheduled contractual principal repayments of approximately $17.0 million, for total principal repayments of approximately $88.0 million.  Since our initial public offering in August 2001, we have made 73 different loans to, or investments in, 48 companies for a total of approximately $362.9 million, before giving effect to principal repayments on investments and divestitures.

We are continuously working toward the consummation of more loan origination and syndicated investments in an effort to grow our loan portfolio. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and attainment of necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we cannot assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

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

Effective July 12, 2004, Gladstone Management assumed the responsibility for servicing our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”). Gladstone Management services these loans in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the facility.  Prior to July 12, 2004, our loans were serviced under a similar agreement between Business Loan and Gladstone Capital Advisers, Inc., our wholly-owned subsidiary, although the fees from these intercompany transactions were eliminated through the consolidation of our financial results with those of Business Loan and Gladstone Capital Advisers, Inc.

Prior to the externalization of our management, we were party to an expense sharing arrangement with Gladstone Management, which during such time served as the external adviser to Gladstone Commercial Corporation (“Gladstone Commercial”), a real estate investment trust affiliated with us. Under this expense sharing arrangement, Gladstone Management reimbursed Gladstone Capital Advisers, Inc. for a portion of our total payroll and benefits expenses (based on the percentage of total hours worked by each of our employees on Gladstone Commercial matters). Gladstone Management also reimbursed Gladstone Capital Advisers, Inc. for its pro-rata portion of all other general expenses (based on the percentage of total hours worked by all of our employees on Gladstone Commercial matters). Gladstone Management further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement.  At September 30, 2004, Gladstone Management owed us $109,639 of reimbursements recorded in fees due from affiliate, all of which was subsequently paid.  Following our engagement of Gladstone Management on October 1, 2004, the first day of our 2005 fiscal year, Gladstone Management now directly employs all of our personnel and pays its payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers, Inc. and Gladstone Management terminated upon the externalization of our management on October 1, 2004.

On December 2, 2005, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Amended Agreement”) with Gladstone Management and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.

The Amended Agreement provides for an annual base management fee equal to 2% of our assets and an income-based incentive fee which will reward the Adviser if our quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of our net assets.  The agreement also provides for a capital gains-based incentive fee, whereby the Adviser will receive a fee equal to 20% of our realized capital gains (net of realized capital losses and unrealized capital depreciation).  Under the Administration Agreement, the Company will pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and the Company’s allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer and controller and their respective staffs.

In connection with the approval of the Amended Agreement, we will terminate our Amended and Restated 2001 Equity Incentive Plan (the “Plan”), and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time.  The Amended Agreement and the Administration Agreement will become effective upon the later of (i) October 1, 2006, or (ii) the first day of the first fiscal quarter following the date that all existing stock options are exercised. The Amended Agreement and Administration Agreement will not become effective as long as the Plan is in effect or as long as there are any outstanding stock options.  The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2005.

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

Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by our Board of Directors.  In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any.  We then apply the methods set out below in “Valuation Methods.”  Members of our portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts.  These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

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

With our assessment and S&P value estimates as a backdrop, our Board of Directors votes to accept or not accept the analyses and values recommended by management and S&P.  At September 30, 2005 and September 30, 2004, the Board of Directors elected to accept the valuations recommended by S&P on the loans in our portfolio as denoted on the Schedule of Investments as of September 30, 2005 and September 30, 2004 in our consolidated financial statements. Subsequent to September 30, 2005, the fair value of our investment in ARI Holdings, Inc. was reduced from the value proposed by S&P because the investment was sold in November 2005 at a value less than that indicated by S&P on September 30, 2005.  Our Board of Directors determined to reduce the value proposed by S&P to the value of the sale price and as such the sale price of the investment is reflected in the fair value on our Schedule of Investments as of September 30, 2005 in our consolidated financial statements.

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

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by nationally recognized statistical rating organizations (“NRSRO”) as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies.  Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A.  Therefore, our scale begins with the designation BBB as the best risk rating.

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22.0% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default and the EL is greater than 20%

(a) the default rates set here are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on the company’s risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. At September 30, 2004, the average debt security was risk rated 7.6 for all debt securities and the weighted average risk rating was 7.6 for all debt securities.  The following table lists the risk ratings for all of the debt securities by quarter during the fiscal year ended September 30, 2005:

Rating	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Average	7.2	7.2	7.1	6.7
Weighted Average	7.2	7.2	7.2	6.7
Highest	10.0	10.0	10.0	9.0
Lowest	5.0	5.0	5.0	5.0

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At September 30, 2004, no payments were past due on any of our debt securities.  At September 30, 2005, ARI Holdings, Inc. was past due on its payments and was placed on non-accrual.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for a participation in a syndicated loan, then we value it at the indicative bid price offered by the syndication agent on the valuation date.  At September 30, 2005, none of the debt securities in our portfolio were publicly traded and there was a limited market for 12 debt securities in our portfolio.  At September 30, 2004, we determined that none of the debt securities in our portfolio were publicly traded and that there was a limited market for five debt securities in our portfolio.

For debt securities that are not publicly traded, for which there is no market, or for which there is a market but have not been rated by a NRSRO, we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we consider some or all of the following factors:

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

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At September 30, 2005 and September 30, 2004, there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At September 30, 2005 and September 30, 2004, we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $205,338,554 and $149,152,306, respectively.

At September 30, 2005, we had total unrealized depreciation of $6,231,296, which was mainly composed of unrealized depreciation in our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $3,150,000, our senior subordinated term debt investment in Xspedius Communications of $1,493,182, and our senior term debt in ARI Holdings, Inc. of $1,053,939 (which was subsequently sold at the September 30, 2005 reflected fair value), partially offset by unrealized appreciation, most notably on, the value of our warrants of Finn Corporation, which had an unrealized appreciation of $645,114 and our senior term debt investment in Woven Electronics Corporation, which had unrealized appreciation of $431,436.  This aforementioned unrealized appreciation plus unrealized appreciation of $625,955 on certain other investments, primarily in our originated loan investments and certain syndicate participations, most notably Infor Global Solutions, which had unrealized appreciation of $248,750, which resulted in overall net unrealized depreciation of $4,528,791.

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

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Operating Income

Operating income for the fiscal year ended September 30, 2005 was $23.9 million as compared to $20.4 million for the fiscal year ended September 30, 2004.  This increase is primarily a result of a rise in interest income from an increase of approximately $143.8 million of new investments from the prior year and the collection of approximately $1.2 million of exit fees upon the full repayment of a portfolio company investment.

Interest income from our investments in debt securities of private companies was approximately $22.4 million, including $394,000 of PIK interest, for the fiscal year ended September 30, 2005 as compared to $18.2 million for the fiscal year ended September 30, 2004, including $553,000 of PIK interest.  This increase was primarily the result of approximately $143.8 million of new investments for the fiscal year ended September 30, 2005 and the collection of $1.2 million of exit fees upon the full repayment of a portfolio company investment.  The decrease in PIK income for the fiscal year ended September 30, 2005 was the result of scheduled principal repayments for one loan containing a PIK provision and an early repayment for another loan containing a PIK provision.

The weighted average yield on our portfolio for the fiscal year ended September 30, 2005 was 12.23% (without giving effect to PIK interest) and 12.36% (after giving effect to PIK interest). The weighted average yield on our portfolio for the fiscal year ended September 30, 2004 was 13.44% (without giving effect to PIK interest) and 13.78% (after giving effect to PIK interest).  The yields were computed based on the cost value of the investment portfolios.

Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2005 was approximately $33,000, as compared to approximately $84,000 for the fiscal year ended September 30, 2004. This decrease was primarily caused by a decrease in cash balances as a result of $143.8 million of new investments and generally maintaining less cash on hand and using borrowed funds to fund new investments.

No fee income was recorded for the fiscal year ended September 30, 2005, as compared to approximately $1.1 million for the fiscal year ended September 30, 2004.  This decrease was the result of the externalization of our management, effective October 1, 2004, through the engagement of our affiliate, Gladstone Management, to serve as our external adviser. Gladstone Management receives all fees in connection with our investments and prospective investments, which fees are offset against the advisory fee payable to Gladstone Management.  Fee income for the fiscal year ended September 30, 2004 consisted primarily of investment banking and annual review fees received in connection with investments we closed during the 2004 fiscal year. During the fiscal year ended September 30, 2004, the fee income was mainly attributable to the closing of the Gammill, Inc., Woven Electronics Corp., Benetech, Inc. Mistras Holdings Corp. ($1.0 million investment), A and G, Inc. and Allied Extruders, Inc. investments, in the approximate aggregate amount of $52.8 million.

Prepayment fees and other income was approximately $1.1 million for the fiscal year ended September 30, 2005 and $573,000 for the fiscal year ended September 30, 2004.  For the fiscal year ended September 30, 2005, this consisted of approximately $1.0 million of early principal payment penalty fees and approximately $24,000 of waiver fees for certain loan covenants.  For the fiscal year ended September 30, 2004, this amount was comprised of $545,000 of early principal payment penalty fees, $17,000 of waiver fees for certain loan covenants, and $11,000 in up-front fees for a proposed investment.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2005 were approximately $7.5 million, as compared to approximately $7.1 million for the fiscal year ended September 30, 2004. This increase was mainly a result of an increase in interest expense, stockholder related costs and professional fees.  Additionally, operating expenses for the fiscal year ended September 30, 2005 reflected a significant reduction in direct operating expenses, as a result of the externalization of our management effective October 1, 2004, offset by an increase in loan servicing fees and management fee incurred as a result of this externalization.

Loan servicing fees of approximately $2.5 million were incurred for the fiscal year ended September 30, 2005.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which became effective July 12, 2004.  These fees were directly credited against the amount of the management fee due to Gladstone Management.  During the fiscal year ended September 30, 2004, loan servicing fees of approximately $502,000 were incurred from the period July 12, 2004, the date that Gladstone Management began to service our loan portfolio, since prior to that the loan portfolio was serviced under a similar agreement with Gladstone Capital Advisers Inc., our wholly-owned subsidiary, and the fees Business Loan paid to Gladstone Capital Advisers, Inc. were eliminated upon consolidation of our financial results.

Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides the managerial assistance and other services to our portfolio companies that we previously provided through our wholly-owned subsidiary Gladstone Capital Advisers, and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone Management. Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because we were internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended September 30, 2004, June 30, 2004, March 31, 2004 or December 31, 2003.

The following table sets forth the quarterly computations of the management fee for the three months ended September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

	September 30,	June 30,	March 31,	December 31,
	2005	2005	2005	2004
Fee:
Total assets	$205,793,094	$209,320,463	$213,753,998	$194,085,591
Less: Borrowings under line of credit (a)	—	—	(18,644,179)	(22,435,000)
Total assets subject to fee	205,793,094	209,320,463	195,109,819	171,650,591
Quarterly fee rate	0.50%	0.50%	0.50%	0.50%
Gross management fee before loan servicing fee credit	1,028,965	1,046,602	975,549	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	745,263	687,971	585,542	530,952
Management fee before credit:	283,702	358,631	390,007	327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	100,000	240,600	450,000	286,500
Net management fee for the three months ended:	$183,702	$118,031	$(59,993)	$40,802

(a)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for each respective quarter, for the purpose of satisfying our asset diversification requirements under the Internal Revenue Code. There were no borrowings outstanding for this purpose at September 30, 2005 or at June 30, 2005.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

Professional fees, consisting primarily of legal and audit fees, for the fiscal year ended September 30, 2005 were approximately $725,000, as compared to approximately $580,000 for the fiscal year ended September 30, 2004.  The increase is due primarily to an increase in non-reimbursable legal fees and audit costs incurred in connection with internal control procedures.

Amortization of deferred financing costs, in connection with our lines of credit, were approximately $386,000 for the fiscal year ended September 30, 2005 and approximately $1.4 million for the fiscal year ended September 30, 2004.  The decrease is due to the expensing of approximately $1.2 million of capitalized fees during the fiscal year ended September 30, 2004 which related to the assignment of the warehouse line of credit from a former lender, CIBC World Markets, Inc., to Deutsche Bank AG in September 2004.

Interest expense for the fiscal year ended September 30, 2005 was approximately $1,775,000 as compared to approximately $742,000 for the fiscal year ended September 30, 2004.  This increase is a result of increased borrowings under our lines of credit during the fiscal year ended September 30, 2005, which borrowings were used, in part, to finance our increased investments, and to a lesser extent, an increase in the interest rate.

Stockholder related costs for the fiscal year ended September 30, 2005 were approximately $220,000, as compared to approximately $140,000 for the fiscal year ended September 30, 2004.  Stockholder related costs include such recurring items as transfer agent fees, securities fees, electronic filing fees and printing and mailing of annual reports and proxy statements to stockholders.

Directors’ fees for the fiscal year ended September 30, 2005 were approximately $102,000, as compared to approximately $112,000 for the fiscal year ended September 30, 2004. This is the result of fewer board meetings held during the fiscal year ended September 30, 2005 as compared to the fiscal year ended September 30, 2004.

Insurance expense for the fiscal year ended September 30, 2005 was approximately $178,000, as compared to approximately $258,000 for the fiscal year ended September 30, 2004. The decrease is primarily the result of the externalization of our management.  Effective October 1, 2004, Gladstone Management pays general insurance expenses directly and such insurance coverage is included in the services we receive in consideration for the 2% management fee we pay to Gladstone Management.  Insurance expense incurred during the fiscal year ended September 30, 2005 represents the amortization of our directors and officers insurance premiums, which are expenses for which we continue to be responsible following the externalization of our management.

Effective October 1, 2004, all of our employees became employees of Gladstone Management and therefore no salaries or benefit expenses were incurred by us for the fiscal year ended September 30, 2005, as compared to approximately $2.6 million for the fiscal year ended September 30, 2004.  We reimburse Gladstone Management for its employee services as part of the annual advisory and administrative fees payable under the advisory agreement.

Effective October 1, 2004, our external adviser, Gladstone Management, began to pay rent directly, and therefore for the fiscal year ended September 30, 2005 no rent expense was incurred by us as compared to approximately $139,000 of rent expense for the fiscal year ended September 30, 2004.  General overhead expenses, such as rent, are also included as part of the management fee to Gladstone Management.

General and administrative expenses were approximately $236,000 for the fiscal year ended September 30, 2005, as compared to approximately $702,000 for the fiscal year ended September 30, 2004. This decrease is primarily a result of Gladstone Management handling general overhead type expenses.  The expenses for the fiscal year ended September 30, 2005 primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as managerial assistance and other fees.  During the fiscal year ended September 30, 2005, Gladstone Capital Advisers incurred aggregate federal and state income taxes of $209,278 resulting from taxable income it received during the 2004 fiscal year.  Following the externalization of our management effective October 1, 2004, substantially all revenues previously received by Gladstone Capital Advisers are now received by Gladstone Management.  As a result, we do not anticipate incurring significant tax expense as a result of the activities of Gladstone Capital Advisers in the future.

Realized Gain on Sale of Investment

During the fiscal year ended September 30, 2005, we sold our $975,000 syndicated participation in Burt’s Bees, Inc. for a gain of $9,750 and we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000, as compared to the fiscal year ended September 30, 2004 in which we bought and sold our $1.0 million investment in Metokote Corporation for a gain of $12,500.

Net Unrealized Depreciation on Derivative

As a result of the decline in fair market value of our interest rate cap agreement, we recorded net unrealized depreciation on derivative of approximately $39,000 for the fiscal year ended September 30, 2005, as compared to net unrealized depreciation of approximately $214,000 for the five months the investment was held during the fiscal year ended September 30, 2004.

Net Unrealized Appreciation (Depreciation) on Investments

For the fiscal year ended September 30, 2005, we recorded net unrealized depreciation on investments of approximately $1.8 million as compared to net unrealized depreciation of approximately $2.5 million for the fiscal year ended September 30, 2004.  The increase in unrealized depreciation is mainly attributable to the decrease in the value of the Finn senior subordinated term debt of approximately $3.2 million, a decline of approximately $1.5 million in the fair value of Xspedius and a decline in the value of ARI Holdings, Inc. of approximately $1.1 million, partially offset by appreciation of approximately $645,000 in the value of the Finn warrant, and the fair value of the success fee on Woven Electronics of approximately $348,000 as well as unrealized appreciation on certain of our syndicated loan participations.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of approximately $15.5 million for the fiscal year ended September 30, 2005.  Based on a weighted average of 11,292,466 (basic) and 11,609,146 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2005 was $1.37 (basic) and $1.33 (diluted).

For the fiscal year ended September 30, 2004, we realized a net increase in net assets resulting from operations of approximately $10.6 million.  Based on a weighted average of 10,101,341 (basic) and 10,344,388 (diluted) shares outstanding, our net increase in net assets resulting from operations per weighted average common share for the fiscal year ended September 30, 2004 was $1.05 (basic) and $1.02 (diluted).

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

Fee income was approximately $1.1 million for the fiscal year ended September 30, 2004 and $886,000 for the fiscal year ended September 30, 2003.  Fee income for each of the fiscal years ended September 30, 2004 and 2003 consisted primarily of investment banking and review fees received in connection with investments we closed during the respective fiscal year. During the fiscal year ended September 30, 2004, the increase was mainly attributable to the closing of the Gamill, Inc., Woven Electronics Corp., Benetech, Inc. Mistras Holdings Corp. ($1.0 million investment), A and G, Inc. and Allied Extruders, Inc. investments, in the approximate aggregate amount of $52.8 million, as compared to the fiscal year ended September 30, 2003 closings of Wingstop Restaurants, America’s Water Heater Rentals, Fugate and Associates, Mistras Holdings Corp. ($15.0 million investment), and ARI Holdings Inc. investments in the approximate aggregate amount of $47.0 million.

Prepayment fees and other income was approximately $573,000 for the fiscal year ended September 30, 2004 and $117,000 for the fiscal year ended September 30, 2003.  For the fiscal year ended September 30, 2004, this amount was comprised of $545,000 of early principal payment penalty fees, $17,000 in waiver fees for certain loan covenants, and $11,000 in up-front fees for a proposed investment.  For the fiscal year ended September 30, 2003, this amount was comprised of $60,000 in waiver fees for certain loan covenants, $30,000 in early principal payment penalty fees, $25,000 in up-front fees for a proposed investment and $2,000 in other income.

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

Salaries and benefits for the fiscal year ended September 30, 2004 were approximately $2.6 million, as compared to approximately $2.0 million for the fiscal year ended September 30, 2003. The primary reason for the increase was the Board of Directors’ declaration of an $800,000 performance-based bonus during the fiscal year ended September 30, 2004.  Although during the fiscal year ended September 30, 2004, salaries and benefits were allocated in accordance with an expense sharing arrangement with Gladstone Management Corporation that allocated expenses to Gladstone Management Corporation based on each employee’s time spent on Gladstone Commercial Corporation’s matters, no portion of this bonus was allocated to Gladstone Management Corporation as it was solely attributable to the performance of Gladstone Capital Corporation.  Without giving effect to the bonus, salaries and benefits slightly decreased as compared to the fiscal year ended September 30, 2003.  Although employee head count increased from the prior fiscal year, the cost of the increase was offset by the savings attributable to the expense sharing arrangement with Gladstone Management Corporation.

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

Interest expense for the fiscal year ended September 30, 2004 was approximately $742,000 and was incurred mainly on our borrowings from our warehouse line of credit as well as the BB&T operating line of credit. There was no interest expense incurred for the fiscal year ended September 30, 2003 as there were no borrowings outstanding under our warehouse line of credit.

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

Net Increase in Net Assets from Operations

We had a net increase in net assets resulting from operations of approximately $10.6 million for the fiscal year ended September 30, 2004. Based on a weighted-average of 10,101,341 (basic) and 10,344,388 (diluted) shares outstanding, our net increase in net assets resulting from operations per common share for the fiscal year ended September 30, 2003 was $1.05 (basic) and $1.02 (diluted).

We had a net increase in net assets resulting from operations of approximately $11.1 million for the fiscal year ended September 30, 2003. Based on a weighted-average of 10,072,677 (basic) and 10,188,488 (diluted) shares outstanding, our net increase in net assets resulting from operations per common share for the fiscal year ended September 30, 2003 was $1.10 (basic) and $1.09 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had investments in debt securities, or loans to or syndicated participations in, 28 private companies, totaling approximately $205.4 million (cost basis) of total assets, which includes approximately $254,000 in accrued PIK interest income for the fiscal year ended September 30, 2005.  At September 30, 2004, we had investments in debt securities, or loans to or syndicated participations in, sixteen private companies totaling approximately $149.2 million (cost basis), including approximately $553,000 in accrued PIK interest.  At September 30, 2003, we had investments in debt securities of, or loans to, eleven private companies, totaling approximately $109.5 million of total investment assets, including approximately $807,000 in accrued PIK interest.  PIK interest is described in “Overview,” and is added to our carrying value of our investments.

During the fiscal years ended September 30, 2005 and September 30, 2004, the following investment activity occurred during each quarter of the respective fiscal year:

Quarter Ended	New Investments	Principal Repayments	Gain on Disposal

December 31, 2004	$46,949,500	$25,975,707	$9,750
March 31, 2005	44,513,875	33,859,918	20,000
June 30, 2005	34,732,083	18,154,719	—
September 30, 2005	17,598,548	10,028,792	—
	$143,794,006	$88,019,136	$29,750

Quarter Ended	New Investments	Principal Repayments	Gain on Disposal

December 31, 2003	$15,500,000	$4,504,167	$—
March 31, 2004	20,500,000	674,337	12,500
June 30, 2004	46,267,500	28,712,212	—
September 30, 2004	4,000,000	13,268,279	—
	$86,267,500	$47,158,995	$12,500

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended September 30,	Amount

2006	$18,405,925
2007	27,729,206
2008	23,459,590
2009	29,797,766
2010	45,022,499
Thereafter	60,960,568
$205,375,554

Net cash provided by operating activities for the fiscal year ended September 30, 2005, consisting primarily of the items described in “Results of Operations”, was approximately $15.6 million as compared to net cash provided by operating activities of approximately $13.5 million for the fiscal year ended September 30, 2004.  Net cash used in investing activities was approximately $76.3 million for the fiscal year ended September 30, 2005 and mainly consisted of new investments of approximately $143.8 million and the repayment of the repurchase agreement of approximately $21.3 million, partially offset by principal repayments of approximately $88.0 million.  Net cash used in financing activities for the fiscal year ended September 30, 2005 was approximately $4.8 million and consisted mainly of approximately $142.7 million of repayments on the lines of credit, approximately $17.1 million for the payment of dividends, $105,000 paid to renew a line of credit and approximately $111,000 of costs incurred subsequent to the shelf offering in September 2004.  These outflows were partially offset by approximately $155.0 million of cash received from borrowings on the lines of credit and the exercise of stock options for approximately $270,000.

During the fiscal year ended September 30, 2005, cash and cash equivalents decreased from approximately $66.0 million at the beginning of the year to approximately $504,000 at the end of the year.  This decrease was largely the result of the purchase of new investments, the repayment of the repurchase agreement in October 2004 and also the payment of dividends throughout the fiscal year ended September 30, 2005.

Net cash provided by operating activities for the fiscal year ended September 30, 2004, consisting primarily of the items described in “Results of Operations,” was approximately $13.5 million as compared to approximately $9.9 million for the fiscal year ended September 30, 2003. Net cash used in investing activities for the fiscal year ended September 30, 2004 was approximately $96.0 million as compared to net cash provided by investing activities of approximately $10.3 million for the fiscal year ended September 30, 2003. At September 30, 2004, the net cash used was due largely in part to $57.1 million used in connection with the purchase of the repurchase agreements and the repayments of the repurchase agreements, and new investments of approximately $86.3 million, partially offset by principal repayments of $47.2 million. At September 30, 2003, the net cash provided was due largely in part to $39.2 million provided in connection with the repurchase agreements and the repayments of the repurchase agreements, and principal repayments of $18.0 million, partially offset by $47.0 million of invested cash. Net cash provided by financing activities was approximately $47.3 million for the fiscal year ended September 30, 2004 and consisted of proceeds from a public shelf offering of common stock which yielded net proceeds of approximately $24.4 million, the borrowings, net of repayments, on the lines of credit for net proceeds of approximately $40.7 million, and the payment of dividends of approximately $17.1 million. Net cash used in financing activities was approximately $10.9 million for the fiscal year ended September 30, 2003 and consisted of the payment of dividends of $9.8 million and the payment of deferred financing fees associated with the establishment of our warehouse line of credit of approximately $1.1 million.

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

On September 29, 2004, we entered into a repurchase agreement (the “FBW Repurchase Agreement”) with Ferris Baker Watts, Incorporated for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from a public offering of our common stock.  This remaining balance was settled on October 1, 2004.  The FBW Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133.  The interest rate on the FBW Repurchase Agreement was 4.25% for a cost of $7,831. In the future, we may use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC under Subchapter M of the Internal Revenue Code.

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

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.12 per common share for October, November and December 2004 and January, February, and March 2005, $0.13 for April, May, and June 2005, and $0.135 for July, August and September 2005.  For the fiscal year ended September 30, 2004, we declared and paid monthly cash dividends of $0.11 per common share for October, November and December 2003 and January, February, and March 2004, $0.115 per common share for April, May and June 2004, and $0.12 per common share for July, August and September 2004.  For the fiscal year ended September 30, 2003 we declared and paid quarterly dividends of $0.23, $0.25, $0.29, and $0.33 per common share for the first, second, third and fourth quarters, respectively.

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

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital. To this end, we have filed with the SEC a registration statement that would permit us to issue, through one or more transactions, up to an aggregate of $75 million in securities, consisting of common stock, preferred stock and/or debt securities.  On September 30, 2004, we closed on our public offering pursuant to this registration statement of 1,150,000 shares at price of $22.75, less underwriters’ discount of five percent for net proceeds of approximately $24.9 million, excluding offering costs.  We used the proceeds from this offering to repay borrowings under our lines of credit.  In the future, we may sell up to approximately $48.8 million of securities from the shelf registration statement.

Revolving Credit Facility

Through our wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has obtained a $100 million revolving credit facility.  On May 19, 2003, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc. (“CIBC”), as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from the Company to secure future advances by certain institutional lenders.  On September 28, 2004, CIBC assigned its interest in the credit facility to Deutsche Bank AG, which matured on May 26, 2005 and was renewed for one year, due to mature on May 26, 2006 for a fee of $105,000 (as renewed, the “DB Facility”). Interest rates charged on the advances under the facility are based on London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of September 30, 2005, the outstanding principal balance under this credit facility was approximately $53.0 million at an interest rate of 3.71%, as compared to the outstanding principal balance under this credit facility of approximately $25.7 million at an interest rate of 3.29% at September 30, 2004.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At September 30, 2005, the remaining borrowing capacity available under the DB Facility was approximately $37.8 million.  We are in the process of negotiating a renewal of this DB Facility, however there can be no guarantee that we will be able to renew the DB Facility on terms that are favorable to us, if at all.  In the event that we are not able to renew or refinance the DB Facility this could have a material adverse impact on our liquidity and ability to fund new investments.  In October 2005, our Board of Directors approved a resolution to seek to increase this credit facility to $150 million.

The facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of September 30, 2005, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize all of the loans held by Business Loan and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. For the fiscal year ended September 30, 2005, the amount due from custodian increased by approximately $1.4 million as compared to September 30, 2004.

Gladstone Management, our affiliated external adviser, services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that Gladstone Management would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of September 30, 2005, we were in compliance with our covenants under the performance guaranty.

In June 2004, we entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matured on June 1, 2005 and which was modified to extend the maturity date to December 31, 2005.  Interest on outstanding borrowings is based upon the one month LIBOR plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of September 30, 2005, there were no borrowings outstanding under the BB&T line of credit.  As of September 30, 2004, there was $15.0 million outstanding under the BB&T line of credit at an interest rate of 4.34%.  At September 30, 2005, we were in compliance with all covenants under the BB&T Agreement.

The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$53,034,064	$53,034,064	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations (2)	12,000,000	12,000,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (3)	391,322	391,322	—	—	—
Total	$65,425,386	$65,425,386	—	—	—

(1)           The long-term debt obligations represent borrowings under our DB Facility line of credit that were outstanding at September 30, 2005.  This line of credit is scheduled to mature on May 26, 2006.  In the event that we are not able to extend or renew the DB Facility, we would have to repay the borrowings outstanding under this line of credit which could have a material adverse impact on our liquidity and financial statements.

(2)           The purchase obligations reflected in the above table represent commitments outstanding as of September 30, 2005 to fund two loan investments which were subsequently closed in October and November 2005.

(3)           Pursuant to the investment advisory and administrative agreement with Gladstone Management, we are obligated to make certain payments to Gladstone Management on a quarterly basis.  Payments under the investment advisory and administrative agreement consist of an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%.  As the payments under the investment advisory and administrative agreement will vary based on changes in our total assets during any given payment period, we cannot accurately predict the amount of payments under the advisory agreement.  We are also responsible under Gladstone Business Loan to pay Gladstone Management a loan servicing fee at an annual rate of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the DB Facility. For the fiscal year ended September 30, 2005, the amount of fees incurred by us which were payable to Gladstone Management were $2,832,271, of which $391,322 was outstanding as of September 30, 2005.  Since the investment advisory and administrative agreement is based on total assets outstanding at each quarter end and the loan servicing fee is based on the monthly aggregate outstanding loan balance, it is not feasible at this time to determine the amount of future payments under these agreements. As we expect to continue to make more investments in future fiscal years, we expect that the amount of our total assets may increase, and thus, the contractual obligations attributable to advisory fee payments under the advisory agreement are likely to increase and likewise, as the loan portfolio increases or decreases as a result of new loans, or principal repayments, the amount of the loan servicing fee will adjust accordingly.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates.  Currently our portfolio has approximately 16% of the total of the loan portfolio cost basis at fixed rates, approximately 43% of the total loan portfolio cost basis at variable rates with a floor, approximately 3% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, and the remaining 38% of the total loan portfolio cost basis at variable rates.

In addition, we have two variable rate borrowing facilities.  We have a $100 million revolving credit facility with Deutsche Bank AG which matures in May 2006.  We also have a $15 million line of credit agreement with Branch Banking and Trust Company which matures in December 2005.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our Deutsche Bank AG line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at the point which one month LIBOR exceed the payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At September 30, 2005, the cap agreement had a fair market value of $50,253 and a current notional amount of $27.5 million.  At September 30, 2005, the one month LIBOR rate was approximately 3.86%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $1.3 million or 8.3%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended September 30, 2005.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in net assets resulting from operations by approximately $1.3 million, or 8.3%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended September 30, 2005.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on the Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepares the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2005.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Gladstone Capital Corporation:

We have completed an integrated audit of Gladstone Capital Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Capital Corporation at September 30, 2005 and September 30, 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
December 13, 2005

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2005	September 30, 2004

ASSETS
Investments at fair value (Cost 9/30/2005: $205,375,554; 9/30/2004: $149,189,306)	$200,846,763	$146,446,240
Cash and cash equivalents	503,776	15,969,890
Cash and cash equivalents pledged to creditors	—	49,984,950
Interest receivable – investments in debt securities	1,406,212	837,336
Interest receivable – officers	27,067	112,960
Due from custodian	2,624,074	1,203,079
Due from affiliate	—	109,639
Deferred financing fees	70,000	350,737
Prepaid assets	177,848	191,676
Other assets	137,354	127,220
TOTAL ASSETS	$205,793,094	$215,333,727

LIABILITIES
Accounts payable	$205,600	$105,921
Fees due to affiliate	391,322	113,511
Borrowings under lines of credit	53,034,064	40,743,547
Accrued expenses and deferred liabilities	350,665	798,096
Funds held in escrow	200,760	—
Repurchase agreement	—	21,345,997
Total Liabilities	54,182,411	63,107,072
Net Assets	$151,610,683	$152,226,655

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,303,510 and 11,278,510 shares issued and outstanding, respectively	$11,304	$11,279
Capital in excess of par value	164,610,873	164,294,781
Notes receivable – officers	(8,745,781)	(9,432,678)
Net unrealized depreciation on investments	(4,528,791)	(2,743,066)
Unrealized depreciation on derivative	(253,747)	(214,259)
Realized gain on sale of investments	42,250	12,500
Distributions less than net investment income	474,575	298,098
Total Net Assets	$151,610,683	$152,226,655
Net Assets Per Share	$13.41	$13.50

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2005

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt (6) (12.6%, Due 12/2010)	$7,500,000	$7,500,000

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3) (12.3%, Due 7/2009)	3,950,000	3,964,813

ARI Holdings, Inc. (11) (12)	Manufacturing-auto parts	Senior Term Debt (12.8%, Due 2/2008)	3,933,939	2,880,000

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (6) (9.2%, Due 2/2010)	6,615,019	6,615,019
		Senior Term Debt (3)(6)
		(12.2%, Due 2/2010)	8,650,000	8,650,000

Benetech, Inc.	Dust management systems for the coal and electric utility industries	Senior Term Debt (6) (8.7%, Due 5/2009)	2,762,500	2,783,219
		Senior Term Debt (3) (6)
		(11.7%, Due 5/2009)	3,209,375	3,249,492

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (6) (13.0%, Due 3/2009)	2,927,382	2,898,968

Country Road	Service-telecommunications	Senior Subordinated Term Debt
Communications LLC		(11.6%, Due 7/2013)	5,955,942	6,060,000
Country Road Management, Inc.

Coyne International	Industrial services	Senior Term Debt (3) (5) (6)
Enterprises		(13.0%, PIK 2%, Due 7/2007)	6,375,052	6,367,083

Defiance Stamping	Manufacturing-trucking parts	Senior Term Debt (3)
Company		(11.7%, Due 4/2010)	6,325,000	6,332,906

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,350,000
		Common Stock Warrants	37,000	682,114

Gammill, Inc.	Designer and assembler of quilting machines and accessories	Senior Term Debt (6) (9.5%, Due 12/2008)	3,771,427	3,771,427
		Senior Term Debt (3) (6)
		(12.0%, Due 12/2008)	4,690,625	4,667,172

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)	5,500,000	5,486,250

Infor Global Solutions Ltd.	Enterprise application solutions	Senior Subordinated Term Debt (7) (11.0%, Due 4/2012)	6,821,250	7,070,000

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt(6) (11.0%, Due 6/2011)	7,067,923	7,064,500

Company (1)	Industry	Investment (2)	Cost	Fair Value

Marcal Paper Mills, Inc. (12)	Manufacturing-paper products	Senior Subordinated Term Debt (6) (13.0%, Due 12/2006)	6,275,000	6,149,500
		First Mortgage Loan (5)
		(16%, PIK 1%, Due 12/2006)	9,277,877	9,277,877

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)
	instruments, systems	(10.5%, Due 8/2008)	9,666,666	9,461,249
	and services	Senior Term Debt (3) (6)
		(12.5%, Due 8/2008)	4,833,334	4,724,584
		Senior Term Debt (3) (6)
		(13.5%, Due 8/2008)	1,000,000	982,500

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (8)
Northern Contours	laminate components	(10.7%, Due 5/2010)	7,000,000	7,000,000
of Kentucky, Inc.
Norcon Holding LLC
Norcon Lewis LLC

Penn Engineering &	Manufacturing-fractional	Senior Subordinated Term Debt (8)
Manufacturing Corp.	horsepower engines	(10.0%, Due 5/2012)	5,009,524	5,050,000
PN Merger Sub Inc.
PEM Holding Co.

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term Debt (6)
		(10.3%, Due 6/2010)	8,609,566	8,627,500

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt
Acquisition Company, Inc.		(10.3%, Due 1/2012)	5,050,182	5,075,000

Regency Gas Services LLC	Midstream gas gathering and processing	Senior Subordinated Term Debt (7) (9.9%, Due 12/2010)	5,029,188	5,037,500

Santana Plastics	Manufacturing-polyethylene bathroom partitions	Senior Term Debt (3)(6) (11.7%, Due 11/2009)	6,000,000	6,007,500
		Senior Term Debt (4)(6)
		(13.0%, Due 11/2009)	1,950,000	1,952,438

SCPH Holdings, Inc.	Manufacturing-underwater and	Credit Facility (9)
Sea Con Phoenix, Inc.	harsh environment components	(8.0%, Due 3/2006)	—	—
Phoenix Optix, Inc.		Senior Term Debt (3)(6)
		(8.7%, Due 2/2010)	3,237,500	3,241,547
		Senior Term Debt (6)
		(12.0%, Due 2/2010)	3,000,000	3,003,750

Survey Sampling	Service-telecommunications	Senior Subordinated Term Debt (6)
		(11.0%, Due 5/2012)	4,514,105	4,539,375

Tech Lighting LLC	Manufacturing-low voltage	Senior Subordinated Term Debt (6)
	lighting systems	(10.4%, Due 10/2010)	9,012,452	9,067,500

Visual Edge Technology, Inc.	Service-office supplies distribution	Senior Subordinated Term Debt
Graphic Enterprises, Inc.		(11.7%, Due 8/2011)	5,000,000	5,000,000
Copeco, Inc.

Company (1)	Industry	Investment (2)	Cost	Fair Value
Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (4) (6) (10)
		(11.5%, Due 3/2009)	8,344,999	8,776,435

Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (6)
		(14.3%, Due 3/2010)	5,972,727	4,479,545

Total:			$205,375,554	$200,846,763

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Percentage represents interest rates in effect at September 30, 2005 and due date represents the contractual maturity date.

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

(7) Marketable securities are valued based on the bid price, as of September 30, 2005, from the respective originating syndication agent’s trading desk.

(8) Investment was valued at cost due to recent acquisition.

(9) Availability under the credit facility totals $500,000.  There were no borrowings outstanding at September 30, 2005.

(10) Includes a success fee with a $347,986 fair value and no cost basis.

(11) Non-income producing at September 30, 2005.

(12) Subsequent to September 30, 2005, the entire investment in the portfolio company was sold at the fair value reflected herein.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2004

Company (1)	Industry	Investment (2)	Cost	Fair Value

A and G, Inc.	Activewear products	Senior Term Debt (3) (6)
(d/b/a Alstyle)		(11.0%, Due 6/2008)	$12,250,000	$12,250,000

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3) (12.3%, Due 7/2009)	4,000,000	4,000,000

America’s Water Heater Rentals	Household appliances rental	Senior Term Debt (4) (6) (8)
		(12.5%, Due 2/2009)	12,000,000	12,840,000

ARI Holdings, Inc.	Manufacturing-auto parts	Senior Term Debt (6)
		(9.75%, Due 6/2008)	1,190,141	1,188,653
		Senior Subordinated Term Debt (5) (6)
		(11%, PIK 4%, Due 12/2008)	3,657,164	3,634,306

Bear Creek Corporation	Premium horticultural and food products	Senior Subordinated Term Debt (7) (9.1%, Due 6/2010)	6,000,000	6,090,000

Benetech, Inc.	Dust management systems for the	Senior Term Debt (6)
	coal and electric utility industries	(8.5%, Due 5/2009)	3,168,750	3,160,828
		Senior Term Debt (3) (6)
		(11.5%, Due 5/2009)	3,250,000	3,241,875

Burt’s Bees, Inc.	Personal & household products	Senior Term Debt (7)
		(5.4%, Due 11/2009)	975,000	987,188

Coyne International Enterprises	Industrial services	Senior Term Debt (3) (5) (6) (13.0%, PIK 2%, Due 7/2007)	15,700,625	15,308,110

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,612,500
		Common Stock Warrants	37,000	474,984

Gammill, Inc.	Designer and assembler of quilting	Senior Term Debt (6)
	machines and accessories	(9.5%, Due 12/2008)	4,708,013	4,731,553
		Senior Term Debt (3) (6)
		(12.0%, Due 12/2008)	4,750,000	4,767,813

Inca Metal Products Corporation Kingway Acquisition, Inc.	Material handling and storage products	Senior Term Debt (3) (6) (4.6%, Due 9/2006)	2,387,548	2,136,855
Clymer Acquisition, Inc.

Maidenform, Inc.	Intimate apparel	Senior Subordinated Term Debt (7)
		(9.4%, Due 5/2011)	10,003,571	10,175,000

Marcal Paper Mills, Inc.	Manufacturing-paper products	Senior Subordinated Term Debt (6)
		(13.0%, Due 12/2006)	6,800,000	6,188,000
		First Mortgage Loan (5)
		(16%, Due 12/2006)	9,254,715	9,254,715

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (7) (5.9%, Due 3/2007)	1,815,497	1,806,887
		Senior Subordinated Term Debt (7)
		(11.2%, Due 3/2008)	6,503,282	6,500,000

Company (1)	Industry	Investment (2)	Cost	Fair Value

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)
	instruments, systems	(10.5%, Due 8/2008)	9,833,333	9,759,583
	and services	Senior Term Debt (3) (6)
		(12.5%, Due 8/2008)	4,916,667	4,867,500
		Senior Term Debt (3) (6)
		(13.5%, Due 8/2008)	1,000,000	1,000,000

Woven Electronics Corporation	Custom electrical cable assemblies	Senior Term Debt (3) (6) (6.5%, Due 3/2009)	2,488,000	2,484,890
		Senior Term Debt (4) (6)
		(11.5%, Due 3/2009)	12,000,000	11,985,000

Total:			$149,189,306	$146,446,240

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

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2005	2004	2003
INVESTMENT INCOME
Interest income – investments	$22,407,605	$18,176,617	$13,248,415
Interest income – cash and cash equivalents	32,807	84,273	466,316
Interest income – notes receivable from employees	444,170	443,658	437,737
Fee income (Refer to Note 10)	—	1,118,106	885,500
Prepayment fees and other income	1,065,177	573,314	116,906
Total investment income	23,949,759	20,395,968	15,154,874

EXPENSES
Loan servicing (Refer to Note 12)	2,549,728	501,670	—
Management fee (Refer to Notes 11 and 12)	1,359,643	—	—
Professional fees	725,336	579,599	409,826
Amortization of deferred financing costs	385,737	1,373,415	222,038
Interest	1,774,629	741,621	—
Stockholder related costs	220,445	140,090	143,273
Directors fees	101,843	112,210	73,647
Insurance	178,214	258,358	275,511
Salaries and benefits	—	2,554,490	2,018,004
Rent	—	139,399	209,864
General and administrative	235,861	702,341	506,790
Expenses before credit from Gladstone Management	7,531,436	7,103,193	3,858,953
Credit to management fee for fees collected by Gladstone Management (Refer to Note 11)	(1,077,100)	—	—
Total expenses net of credit to management fee	6,454,336	7,103,193	3,858,953
NET INVESTMENT INCOME BEFORE INCOME TAXES	17,495,423	13,292,775	11,295,921
Income tax expense	209,278	—	—
NET INVESTMENT INCOME	17,286,145	13,292,775	11,295,921

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investment	29,750	12,500	—
Unrealized depreciation on derivative	(39,488)	(214,259)	—
Net unrealized depreciation on investments	(1,785,725)	(2,520,726)	(222,340)
Net loss on investments	(1,795,463)	(2,722,485)	(222,340)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,490,682	$10,570,290	$11,073,581

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$1.37	$1.05	$1.10
Diluted	$1.33	$1.02	$1.09

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,292,466	10,101,341	10,072,677
Diluted	11,609,146	10,344,388	10,188,488

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended September 30,
	2005	2004	2003
Operations:
Net investment income	$17,286,145	$13,292,775	$11,295,921
Net realized gain on sale of investments	29,750	12,500	—
Unrealized depreciation on derivatives	(39,488)	(214,259)	—
Net unrealized depreciation on investments	(1,785,725)	(2,520,726)	(222,340)
Net increase in net assets from operations	15,490,682	10,570,290	11,073,581

Capital transactions:
Distributions to stockholders	(17,109,668)	(12,578,583)	(11,082,328)
Tax return of capital to stockholders	—	(1,207,143)	—
Issuance of common stock under shelf offering	—	24,855,525	—
Shelf offering costs	(111,233)	(476,168)	—
Issuance of common stock under stock option plan	427,350	707,090	150,000
Note receivable issued from sale of common stock	(157,100)	(549,990)	(150,000)
Repayment of principal on employee notes	843,997	103,252	147,856
(Decrease) increase in net assets from capital share transactions	(16,106,654)	10,853,983	(10,934,472)

Total (decrease) increase in net assets	(615,972)	21,424,273	139,109
Net assets at beginning of year	152,226,655	130,802,382	130,663,273
Net assets at end of year	$151,610,683	$152,226,655	$130,802,382

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$15,490,682	$10,570,290	$11,073,581
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Depreciation	—	24,356	29,310
Net amortization of premiums and discounts	(1,635)	2,036	—
Amortization of deferred financing costs	385,737	1,303,776	—
Unrealized depreciation on derivative	39,488	214,259	—
Change in net unrealized depreciation	1,785,725	2,520,726	222,340
(Increase) decrease in interest receivable	(482,983)	201,259	(352,018)
(Increase) decrease in funds due from custodian	(1,420,995)	3,921	(1,207,000)
Decrease (increase) in prepaid assets	13,828	201,275	(34,996)
Decrease (increase) in due from affiliate	109,639	(67,508)	(42,131)
(Increase) decrease in other assets	(49,622)	33,188	(42,485)
Increase in accounts payable	99,679	82,674	23,247
Increase in fees due to affiliate	277,811	—	—
Decrease in accrued expenses and deferred liabilities	(447,431)	(1,053,418)	1,020,065
Increase in funds held in escrow	200,760	—	—
Increase in investment balance due to payment in kind interest	(409,743)	(552,944)	(806,088)
Net cash provided by operating activities	15,590,940	13,483,890	9,883,825

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(143,794,006)	(86,267,500)	(47,011,278)
Principal repayments on investments	88,019,136	47,158,995	18,005,827
Proceeds from repurchase agreements	—	285,099,546	245,070,973
Repayment of repurchase agreements	(21,345,997)	(342,202,549)	(205,820,693)
Receipt of principal on notes receivable - officers	843,997	103,252	147,856
Sale (purchase) of furniture & equipment - net	—	117,365	(82,344)
Net cash (used in) provided by investing activities	(76,276,870)	(95,990,891)	10,310,341

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common shares	—	24,379,357	—
Borrowings from the lines of credit	155,000,000	114,743,547	—
Repayments on the lines of credit	(142,709,483)	(74,000,000)	—
Deferred financing fees	(105,000)	(567,649)	(1,086,864)
Shelf offering costs	(111,233)	—	—
Distributions paid	(17,109,668)	(17,112,735)	(9,870,409)
Purchase of derivative	—	(304,000)	—
Exercise of employee stock options	270,250	157,100	—
Net cash (used in) provided by financing activities	(4,765,134)	47,295,620	(10,957,273)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(65,451,064)	(35,211,381)	9,236,893

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	65,954,840	101,166,221	91,929,328

CASH AND CASH EQUIVALENTS, END OF PERIOD	$503,776	$65,954,840	$101,166,221

CASH PAID DURING PERIOD FOR INTEREST	$1,662,309	$672,449	$—
CASH PAID DURING PERIOD FOR INCOME TAXES	$138,678	$—	$—
NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$157,100	$549,990	$150,000

(1)   Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

	Year Ended September 30,
	2005	2004	2003

Per Share Data (1)
Net asset value at beginning of period	$13.50	$12.97	$12.97
Income from investment operations:
Net investment income (2)	1.53	1.32	1.12
Realized gain on sale of investment (2)	—	—	—
Net unrealized loss on investments (2)	(0.16)	(0.25)	(0.02)
Net unrealized loss on derivatives (2)	—	(0.02)	—
Total from investment operations	1.37	1.05	1.10
Less distributions:
Distributions from net investment income	(1.52)	(1.25)	(1.10)
Tax return of capital distribution	—	(0.12)	—
Total distributions	(1.52)	(1.37)	(1.10)
Issuance of common stock under shelf offering	—	0.99	—
Issuance of common stock under stock option plan	0.02	0.01	—
Offering costs and underwriting discount	(0.01)	(0.16)	—
Repayment of principal on notes receivable	0.07	0.01	—
Dilutive effect of share issuance	(0.02)	—	—
Net asset value at end of period	$13.41	$13.50	$12.97

Per share market value at beginning of period	$22.71	$19.45	$16.88
Per share market value at end of period	22.55	22.71	19.45
Total Return (3)	5.93%	24.40%	21.74%
Shares outstanding at end of period	11,303,510	11,278,510	10,081,844

Ratios/Supplemental Data
Net assets at end of period	$151,610,683	$152,226,655	$130,802,382
Average net assets	$151,897,549	$130,385,129	$132,196,505
Ratio of expenses to average net assets (4)	5.10%	5.45%	2.92%
Ratio of net expenses to average net assets (5)	4.39%	5.45%	2.92%
Ratio of net investment income to average net assets	11.38%	10.20%	8.38%

(1)           Basic per share data.

(2)           Based on weighted average basic per share data.

(3)           Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

(4)           Ratio of expenses to average net assets is computed using expenses before credit from Gladstone Management and including income tax expense.

(5)           Ratio of net expenses to average net assets is computed using total expenses net of credits to management fee and including income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Gladstone Business Loan LLC, a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of owning the Company’s portfolio of loan investments.  The financial statements of the subsidiary are consolidated with those of the Company.  Gladstone Capital Advisers, Inc. is a wholly-owned subsidiary.

The Company is externally managed by Gladstone Management Corporation (“Gladstone Management”), an unconsolidated affiliate of the Company.

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

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2005 and September 30, 2004. Cash and cash equivalents pledged to creditors as of September 30, 2004 consists of the United States Treasury Bill that collateralizes the Company’s Repurchase Agreement.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Payment in Kind Interest

The Company has loans in its portfolio which contain a payment in kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended September 30, 2005, September 30, 2004 and September 30, 2003, the Company recorded PIK income of $394,985, $553,409, and $781,407, respectively.

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

Stock Options

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock-based compensation plan. In December 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amended SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company adopted SFAS 148 on January 1, 2003 and elects to continue to account for its stock-based compensation plan under the provisions of APB 25. The Company continues to provide pro forma disclosure (see Note 4) of the Company’s net increase (decrease) to net assets resulting from operations calculated as if the grants of stock options had been recorded as compensation costs in accordance with SFAS 148 and 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS Statement No. 123(R), “Share-Based Payment.”  SFAS 123(R) effectively replaces SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  (Please refer to New Accounting Pronouncements below for explanation of financial statement impact.)

Advisory Agreement with Gladstone Management Corporation

Effective October 1, 2004, pursuant to the advisory agreement with Gladstone Management, an unconsolidated affiliate of the Company, whereby Gladstone Management would serve as an external adviser to the Company.  As compensation for the services of Gladstone Management, the Company pays Gladstone Management an annual advisory fee of 1.25% of the Company’s total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of the Company’s total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%, for a total aggregate annual fee of 2%. The Company continues to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses and directors and officers insurance.

Gladstone Management services the loans held by Business Loan, in return for which, Gladstone Management receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to Gladstone Management are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee.  Under the advisory agreement, Gladstone Management also provides the managerial assistance and other services that the Company previously made available to its portfolio companies through its wholly-owned subsidiary Gladstone Capital Advisers, Inc.  To the extent that Gladstone Management receives any fees directly from a portfolio company for such services, Gladstone Management credits these fees directly against the 2% management fee Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

In July 2003, the Company entered into an expense sharing arrangement with Gladstone Management, a registered investment adviser that serves as the external adviser to Gladstone Commercial Corporation, a real estate investment trust, an affiliate. Under this expense sharing arrangement, Gladstone Management reimbursed Gladstone Capital Advisers for a portion of total payroll and benefits expenses (based on the percentage of total hours worked by each of the Company’s employees on Gladstone Commercial matters). Gladstone Management also reimbursed Gladstone Capital Advisers for its pro rata portion of all other general expenses (based on the percentage of total hours worked by all employees on Gladstone Commercial matters). Gladstone Management further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement. As a result of this expense sharing arrangement, certain expenses, such as rent and insurance, declined during the fiscal year ended September 30, 2004.  Following the engagement of Gladstone Management on October 1, 2004, the first day of the 2005 fiscal year, Gladstone Management now directly employs all personnel and pays the payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers and Gladstone Management terminated upon the externalization of management on October 1, 2004.

The Company was self-managed and therefore did not incur management fees payable to third parties during the fiscal years ended September 30, 2004 and September 30, 2003.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement (“SFAS”) No. 123(R), “Share-Based Payments”, which effectively replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that companies record the fair value of their stock-based compensation arrangements on the date they are granted to employees, as a liability or as a component of equity, depending on whether the obligations can be settled in cash or stock. Regardless of treatment as liabilities or equity, these amounts must be expensed over the vesting period of the compensation arrangements. Under SFAS 123(R), the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard.  Allowable valuation models include a binomial model and the Black-Scholes model.  The Company is required to adopt the provisions of SFAS 123(R) at the start of the 2006 fiscal year.  The Company has historically provided pro-forma disclosures pursuant to SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model and that all option grants were recorded at fair value.  There was no cumulative effect of the accounting change recognized as a result of the adoption of SFAS No. 123(R) and the Company is using the modified prospective method, which accounts prospectively for new stock-based compensation arrangement and the unvested portion of existing arrangements.  This will result in the Company expensing approximately $320,000 that would previously have been presented in a pro-forma disclosure and also includes the amount of accelerated vesting expense as a result of the stockholder approval of the Amended Advisory Agreement. (Please refer to Note 16. Subsequent Events for an explanation of the Amended Advisory Agreement.)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance.  The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal year 2007.  The Company does not expect this pronouncement to have a material impact on the Company’s financial position or net increase to net assets resulting from operations.

Note 3. Common Stock Transactions

	Common Stock
	Shares	Amount
Balance at September 30, 2002	10,071,844	$10,072
Issuance of Common Stock Under Stock Option Plan	10,000	10
Balance at September 30, 2003	10,081,844	$10,082

Issuance of Common Stock Under Shelf Offering	1,150,000	1,150
Issuance of Common Stock Under Stock Option Plan	46,666	47
Balance at September 30, 2004	11,278,510	$11,279

Issuance of Common Stock Under Stock Option Plan	25,000	25
Balance at September 30, 2005	11,303,510	$11,304

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

Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options.   The option exercise price is equal to the market price on the date of the grant.  For the options granted during fiscal year 2005, 3% vest immediately, 50% vest one year after the grant date and 47% vest on the second year anniversary of the grant date. For the options granted during fiscal year 2004, 50% vest after one year after the grant date and the remaining 50% vest on the second year anniversary of the grant date. A portion of the options granted during the fiscal years ended September 30, 2003 and September 30, 2002 and each option granted during the period from inception through September 30, 2001 vest as follows: one-half of the number of shares issuable upon exercise of the option vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date. The remaining options granted during the fiscal year ended September 30, 2002 vest as follows: 60% of the shares issuable upon exercise of the options vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date.  Some of the options granted during the fiscal year ended September 30, 2003 vested at 25% on the grant date, 25% two months after the grant date, 25% seven months after the grant date and the final 25% vest one year and two months after the grant date.

The Company currently accounts for the issuance of stock options through the Amended and Restated 2001 Equity Incentive Plan (the “Plan”) in accordance with APB 25.  In connection with the externalization of the Company’s management, all of its officers and employees became direct employees of Gladstone Management Corporation as of October 1, 2004, the start of fiscal year 2005.  However, these individuals continue to be eligible to receive stock options under the Plan.  Effective October 1, 2004, the Company accounted for any options granted to employees of Gladstone Management Corporation, who qualify as leased employees of the Company under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

In December 2004, the FASB issued SFAS 123(R).  The new standard is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The adoption of SFAS 123(R) will require the Company to begin expensing unvested or newly granted stock options as compensation cost on October 1, 2005, the start of the Company’s 2006 fiscal year.

	Year Ended September 30,
	2005	2004	2003

Net increase in net assets resulting from operations
As reported:	$15,490,682	$10,570,290	$11,073,581

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(297,391)	(1,687,199)	(1,576,555)

Pro forma net increase in net assets resulting from operations per share	$15,193,291	$8,883,091	$9,497,026

As reported - basic	$1.37	$1.05	$1.10
As reported - diluted	$1.33	$1.02	$1.09

Pro forma-basic	$1.35	$0.88	$0.94
Pro forma-diluted	$1.31	$0.86	$0.93

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended September 30, 2005, 2004 and 2003.

Assumptions:	2005	2004	2003
Risk free interest rate	3.41%	2.41%	0.95%
Expected life	3 years	3 years	3 years
Expected volatility	17.67%	16.91%	17.71%
Expected dividend yield	6.07%	6.67%	6.79%

The weighted average per share fair value based on the Black-Scholes option pricing model of options granted during the fiscal years ended September 30, 2005, 2004 and 2003, were $1.71, $1.24, and $2.29, respectively.

A summary of the status of the Company’s 2001 Plan from September 30, 2003 through September 30, 2005 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at September 30, 2003, of which 841,664 shares were exercisable	981,664	$15.71
Granted	325,500	$22.20
Exercised	(46,666)	$15.15

Options outstanding at September 30, 2004, of which 897,496 shares were exercisable	1,260,498	$17.44
Granted	74,500	$24.05
Exercised	(25,000)	$17.09
Forfeited	(2,000)	$22.55
Options outstanding at September 30, 2005, of which 1,307,998 shares are exercisable	1,307,998	$17.81

A detailed summary of the stock options outstanding at fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003 is presented in the following table:

Fiscal Year Ended	Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)

September 30, 2005	$15.00 - $24.39	1,307,998	7.03
September 30, 2004	$15.00 - $22.84	1,260,498	7.88
September 30, 2003	$15.00 - $19.56	981,664	8.33

During the fiscal year ended September 30, 2005, the Company issued 25,000 shares, 10,000 to a director and 15,000 to two employees pursuant to stock option exercises, in exchange for cash of $270,250 and one full recourse note receivable of $157,100. During the fiscal year ended September 30, 2004, the Company issued 46,666 shares of common stock to three employees pursuant to a stock option exercise, in exchange for cash of $157,100 and two full recourse notes receivable of $549,990.  During the fiscal year ended September 30, 2003, the Company issued 10,000 shares of common stock to an employee pursuant to a stock option exercise, in exchange for a full recourse note receivable of $150,000.  These transactions were effected pursuant to the 2001 Plan, which allows the Company to lend its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Interest is charged and paid on such loans at the market rate as determined based on individual financial positions.

Note 5. Commitments and Contingencies

At September 30, 2005, the Company was party to a signed and non-binding term sheet for one potential investment for $10.0 million and also received an allocation for a $2.0 million syndicate loan participation. The future scheduled contractual payments at September 30, 2005 are as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	12,000,000	12,000,000
Total	$12,000,000	$12,000,000	$—	$—	$—

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

Note 6. Net Increase in Net Assets Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the fiscal year ended September 2005, September 30, 2004, and September 30, 2003:

	Year Ended September 30,
	2005	2004	2003

Numerator for basic and diluted net increase in net assets resulting from operations per share	$15,490,682	$10,570,290	$11,073,581

Denominator for basic weighted average shares	11,292,466	10,101,341	10,072,677
Dilutive effect of stock options	316,680	243,047	115,811
Denominator for diluted weighted average shares	11,609,146	10,344,388	10,188,488

Basic net increase in net assets resulting from operations per share	$1.37	$1.05	$1.10

Diluted net increase in net assets resulting from operations per share	$1.33	$1.02	$1.09

Note 7. Related Party Transactions

The Company has provided loans to employees for the exercise of options under the 2001 Plan. The loans require the quarterly payment of interest at the market rate of interest in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of stockholders’ equity. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the fiscal year ended September 30, 2005, the Company issued a loan to one employee for $157,100 for exercise of stock options and received the full repayment of three loans that were issued during fiscal years 2001, 2003, and 2004. During the fiscal year ended September 30, 2004, the Company issued $549,990 in loans to two employees for the exercise of options and received the full repayment of a loan that was issued during fiscal year 2002. During the fiscal year ended September 30, 2003, the Company issued a $150,000 loan to an employee for the exercise of options and received the final payment for a loan issued during fiscal year 2001. The Company recognized interest income from all employee stock option loans of $444,170, $443,658 and $437,737 during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively. The outstanding principal balances due on all employee stock option loans at September 30, 2005, September 30, 2004, and September 30, 2003 were $8,745,781, $9,432,678, and $8,985,940, respectively.

During the fiscal year ended September 30, 2003, the Company paid personnel recruiting fees totaling $2,269 to Snelling & Associates and $4,625 to Medical Funding Corporation.  Anthony W. Parker, a director of the Company is the President of Snelling & Associates and is the founder, Chairman and President of Medical Funding Corporation. There were no such transactions during the fiscal years ended September 30, 2005 and September 30, 2004.

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

The Company had no outstanding repurchase agreement at September 30, 2005.  On September 29, 2004, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from the public offering of common stock.  This remaining balance was settled on October 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133.  The interest rate on the Repurchase Agreement was 4.25% for a cost of $7,831.

Note 9. Dividends

The following table illustrates the 2005 and 2004 fiscal year monthly dividends per share:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2005	September 22, 2005	September 30, 2005	$0.135
	August 23, 2005	August 31, 2005	$0.135
	July 21, 2005	July 29, 2005	$0.135
	June 16, 2005	June 30, 2005	$0.13
	May 13, 2005	May 27, 2005	$0.13
	April 15, 2005	April 29, 2005	$0.13
	March 18, 2005	March 31, 2005	$0.12
	February 11, 2005	February 28, 2005	$0.12
	January 14, 2005	January 28, 2005	$0.12
	December 17, 2004	December 30, 2004	$0.12
	November 17, 2004	November 30, 2004	$0.12
	October 18, 2004	October 29, 2004	$0.12
		Annual Total:	$1.515

2004	September 17, 2004	September 30, 2004	$0.12
	August 18, 2004	August 31, 2004	$0.12
	July 19, 2004	July 30, 2004	$0.12
	June 17, 2004	June 30, 2004	$0.115
	May 17, 2004	May 28, 2004	$0.115
	April 19, 2004	April 30, 2004	$0.115
	March 18, 2004	March 31, 2004	$0.11
	February 16, 2004	February 27, 2004	$0.11
	January 19, 2004	January 30, 2004	$0.11
	December 18, 2003	December 31, 2003	$0.11
	November 17, 2003	November 28, 2003	$0.11
	October 20, 2003	October 31, 2003	$0.11
		Annual Total:	$1.365

Aggregate dividends declared and paid for the 2005 fiscal year were approximately $17.1 million which were declared based on an estimate of net investment income for the year.  Net investment income exceeded dividends declared by approximately $0.2 million.

Aggregate dividends declared and paid for the 2004 fiscal year were approximately $13.8 million which were declared based on an estimate of net investment income for the year.  Since net investment income was lower than projected, due to the expensing of certain prepaid assets associated with financing fees surrounding the line of credit, it lead to dividends exceeding net investment income for the year by approximately $0.5 million.  Therefore, approximately $1.2 million of the 2004 dividends were treated as a tax return of capital to the Company’s stockholders.

Note 10. Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The 1940 Act defines managerial assistance as the service made available to a portfolio company to provide “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”  Prior to the start of fiscal year 2005, the Company provided managerial assistance and other services to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc. and therefore recorded managerial assistance and other fee revenue in connection with these activities.  Effective October 1, 2004, the Company offers managerial assistance and other services to its portfolio companies through its external investment adviser, Gladstone Management.  Neither the Company nor its external investment adviser, Gladstone Management, charges a fee for managerial assistance.  However, in the past the Company and, since October 1, 2004, Gladstone Management, have provided other services to portfolio companies in addition to managerial assistance.  These other services include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Gladstone Management is charging for these services and is crediting the funds received from these other services to the Company as a credit against the investment advisory fee due from the Company under the investment advisory agreement.  Such fees are normally paid in part at the time of signing a non-binding letter of intent, with the remainder paid upon completion of the services, and are generally non-recurring.  For the fiscal year ended September 30, 2005, the Company recorded no revenue from fees since, as described above, these fees were remitted by the borrower directly to Gladstone Management.  For the fiscal years ended September 30, 2004, and September 30, 2003, these fees totaled $1,118,106 and $885,500, respectively.

While Gladstone Management began receiving all fees in connection with the Company’s investments as of October 1, 2004, such fees received by Gladstone Management are credited to the Company as a reduction of the advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  For the fiscal year ended September 30, 2005, Gladstone Management received $1,077,100 for fees for services rendered to portfolio companies. None of these fees were for managerial assistance even though Gladstone Management provided managerial assistance to many of the Company’s portfolio companies.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the fiscal year ended September 30, 2005 was reduced by $1,077,100 in respect of these fees received by Gladstone Management.

Note 11. Advisory Agreement with Gladstone Management Corporation

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

Gladstone Management services the loans held by Business Loan, in return for which, Gladstone Management receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to Gladstone Management are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee and are shown above the direct credits line item in the table below.  For each of the three month periods ended September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, these loan servicing fees totaled $745,263, $687,971, $585,542 and $530,952, respectively, all of which were credited against the 2% management fee in order to derive the management fee which is presented as the line item management fee in the consolidated statement of operations.  Under the advisory agreement, Gladstone Management also provides the managerial assistance and other services that the Company previously made available to its portfolio companies through its wholly-owned subsidiary Gladstone Capital Advisers, Inc.  To the extent that Gladstone Management receives any fees directly from a portfolio company for such services, Gladstone Management credits these fees directly against the 2% management fee and these amounts are shown in the table below as a credit to the management fee.  For the three months ended September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, Gladstone Management recorded $100,000, $240,600, $450,000 and $286,500, respectively, of such fees and credited this amount against the 2% management fee received from the Company and reflected on the consolidated statement of operations as credit to management fees for fees collected by Gladstone Management.  Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because the Company was internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended September 30, 2004, June 30, 2004, March 31, 2004 or December 31, 2003.

The following table sets forth the quarterly computation of the management fee for the three months ended September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee and 0.1875% quarterly administrative fee):

	September 30,	June 30,	March 31,	December 31,
	2005	2005	2005	2004
Fee:
Total assets	$205,793,094	$209,320,463	$213,753,998	$194,085,591
Less: Borrowings under line of credit (a)	—	—	(18,644,179)	(22,435,000)
Total assets subject to fee	205,793,094	209,320,463	195,109,819	171,650,591
Quarterly fee rate	0.50%	0.50%	0.50%	0.50%
Gross management fee before loan servicing fee credit	1,028,965	1,046,602	975,549	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	745,263	687,971	585,542	530,952
Management fee before credit:	283,702	358,631	390,007	327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	100,000	240,600	450,000	286,500
Net management fee for the three months ended:	$183,702	$118,031	$(59,993)	$40,802

(a)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, respectively of each quarterly computation, for the purpose of satisfying the Company’s asset diversification requirements under the Code. There were no borrowings outstanding for this purpose at September 30, 2005 or at June 30, 2005.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

Note 12. Lines of Credit

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which matured in June 2005 and was extended through December 31, 2005.  Interest on outstanding borrowings is based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of September 30, 2005, there were no borrowings outstanding under the BB&T line of credit and $15.0 million of available borrowings.  At September 30, 2005 the Company was in compliance with all covenants under the BB&T Agreement.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has a $100 million revolving credit facility (the “DB Facility) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. In May 2005, the Company renewed its line of credit through May 26, 2006.  As of September 30, 2005, the outstanding principal balance under the DB Facility was approximately $53.0 million at an interest rate of 3.7%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At September 30, 2005, the remaining borrowing capacity available under the DB Facility was approximately $37.8 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of September 30, 2005, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At September 30, 2005, the amount due from custodian was $2,624,074 and at September 30, 2004, the amount due from custodian was $1,203,079.

Effective July 12, 2004, Gladstone Management, the Company’s affiliated external adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that Management would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of September 30, 2005, the Company was in compliance with all covenants under the performance guaranty.  Gladstone Management services these loans for an annual fee of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the DB Facility.  For the fiscal year ended September 30, 2005, the Company recorded loan servicing fees of $2,549,728.  At September 30, 2005, the Company owed $207,619 of unpaid loan servicing fees to Gladstone Management, which are recorded in fees due to affiliate.  At September 30, 2004, the Company owed $113,511 in loan servicing fees to Gladstone Management, recorded in fees due to affiliate.  For the fiscal year ended September 30, 2004, loan servicing fees were $501,670, which represents the period July 12, 2004 through September 30, 2004 as prior to July 12, 2004, the loans pledged under the DB Facility were serviced by Gladstone Capital Advisers, Inc., wholly-owned subsidiary of the Company.

While Gladstone Management began receiving loan servicing fees as of July 12, 2004, such loan servicing fees received by Gladstone Management are credited to the Company’s advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the fiscal year ended September 30, 2005 was reduced by $2,549,728 in respect of these fees received by Gladstone Management.

Note 13. Interest Rate Cap Agreement

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $27.5 million with a current fair value of approximately $50,253 which is recorded in other assets on the Company’s consolidated balance sheet at September 30, 2005.  At September 30, 2004, the interest rate cap agreement had a fair value of $89,741.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

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

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as fees received from portfolio companies resulting in aggregate federal and state income taxes of $209,278.

Note 15. Deferred Compensation Plan

The Company adopted a deferred compensation plan (the “401(k) Plan”) effective January 1, 2002. The 401(k) Plan permits an employee to defer the lesser of 75% of his or her total annual compensation or the applicable Internal Revenue Service (IRS) annual limit. Employees of the Company are eligible to participate in the 401(k) Plan upon completion of 1,000 hours of service within the first six months of employment or after one year of service. The service requirement has been waived for those employees who were employed by the Company as of January 1, 2002. As of September 30, 2004, the Company funded $50,630 and as of September 30, 2003, the Company funded $23,987 in contributions to the 401(k) Plan. The Company has received a determination letter from the IRS concurring that the deferred compensation plan satisfies the qualification requirements of the Code. For the fiscal years ended September 30, 2004 and September 30, 2003, the Company recorded $48,502 and $48,877, respectively, in expenses related to the 401(k) Plan.

Effective October 1, 2004, Gladstone Management assumed sponsorship of the 401(k) Plan pursuant to a corporate resolution.  There were no expenses incurred for the fiscal year ended September 30, 2005 related to the 401(k) Plan.

Note 16.  Subsequent Events

In October 2005, the Company sold its senior subordinated term and first mortgage loans in Marcal Paper Mills, Inc. for a total aggregate loss of approximately $127,000, also purchased an additional $2.0 million participation in Puerto Rico Cable Acquisition Company, Inc. and an additional $1,382,114 participation in Polar Corporation, and Mistras Holdings Corporation repaid $500,000 of it’s $1.0 million senior term debt and refinanced the balance by adding it to the $4.8 million senior term debt.  In November 2005, the Company sold its senior term loan in ARI Holdings, Inc. for a realized loss of approximately $1.1 million. With the sale of the above mentioned investments and the collection of schedule principal repayments, the Company repaid approximately $20.0 million of its outstanding borrowings on the DB Facility, or approximately 38%, of the borrowings outstanding at September 30, 2005.  In November 2005, the Company extended a loan to Doe & Ingalls, a distributor of high purity specialty chemicals for $10.0 million with proceeds from borrowings under the line of credit.  In December 2005, Regency Gas Services LLC repaid its entire $5.0 million investment.

Special Proxy Meeting

On December 2, 2005, the Company’s stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with Gladstone Management (the “Adviser”) and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.

The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s assets and an income-based incentive fee which will reward the Adviser if the Company’s quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of net assets.  The agreement also provides for a capital gains-based incentive fee, whereby the Adviser will receive a fee equal to 20% of the Company’s realized capital gains (net of realized capital losses and unrealized capital depreciation).  Under the Administration Agreement, the Company will pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and the Company’s allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer and controller and their respective staffs.

In connection with the approval of the Amended Advisory Agreement, the Company will terminate the Amended and Restated 2001 Equity Incentive Plan (the “Plan”), and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time.  The Amended Advisory Agreement and the Administration Agreement will become effective upon the later of (i) October 1, 2006, or (ii) the first day of the first fiscal quarter following the date that all existing stock options are exercised. The Amended Advisory Agreement and Administration Agreement will not become effective as long as the Plan is in effect or as long as there are any outstanding stock options.  The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective.

Note 17. Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2005
	Quarter Ended December 31, 2004	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005

Total Investment Income	$6,078,401	$5,886,529	$6,127,226	$5,857,603
Net Investment Income	4,677,404	4,431,258	4,372,426	3,805,057
Net Increase in Net Assets Resulting From Operations	4,944,948	4,275,378	3,934,153	2,336,203

Basic Earnings per Weighted Average Common Share	$0.44	$0.38	$0.35	$0.21
Diluted Earning per Weighted Average Common Share	$0.43	$0.37	$0.34	$0.20

	Year Ended September 30, 2004
	Quarter Ended December 31, 2003	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004

Total Investment Income	$3,967,949	$4,367,920	$6,709,810	$5,350,289
Net Investment Income	2,938,636	3,126,625	4,725,564	2,501,950
Net Increase in Net Assets Resulting From Operations	1,381,074	2,828,583	5,609,893	750,740

Basic Earnings per Weighted Average Common Share	$0.14	$0.28	$0.56	$0.07
Diluted Earning per Weighted Average Common Share	$0.13	$0.27	$0.54	$0.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

a)  Disclosure Controls and Procedures

As of September 30, 2005 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.  However, in evaluation the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this form 10K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2006 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2006 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.             DOCUMENTS FILED AS PART OF THIS REPORT

1.             The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Assets and Liabilities as of September 30, 2005 and September 30, 2004
Consolidated Schedule of Investments as of September 30, 2005
Consolidated Schedule of Investments as of September 30, 2004
Consolidated Statements of Operations for the years ended September 30, 2005, September 30, 2004 and September 30, 2003
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2005, September 30, 2004 and September 30, 2003
Consolidated Statements of Cash Flows for the years ended September 30, 2005, September 30, 2004 and September 30, 2003
Notes to Consolidated Financial Statements

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

10.29

Trademark License Agreement between Gladstone Management Corporation and Gladstone Capital Corporation, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 814-00237), filed February 9, 2005.

10.30

Amendment No. 5, Consent and Waiver to Credit Agreement dated as of May 27, 2005, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00237), filed August 3,2005.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*              Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: December 13, 2005	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: December 13, 2005	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: December 13, 2005	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: December 13, 2005	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer (principal financial and accounting officer)

Date: December 13, 2005	By:	/s/ GEORGE STELLJES, III
George Stelljes, III
President, Chief Investment Officer and Director

Date: December 13, 2005	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Director

Date: December 13, 2005	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: December 13, 2005	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: December 13, 2005	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: December 13, 2005	By:	/s/ MAURICE COULON
Maurice Coulon
Director

Date: December 13, 2005	By:	/s/ JOHN OUTLAND
John Outland
Director