Form 10-Q
period 2005-12-31
GLADSTONE CAPITAL CORP
filed 2006-02-07
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2005

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 3, 2006 was 11,308,510.

GLADSTONE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Assets and Liabilities as of December 31, 2005 and September 30, 2005
Consolidated Schedules of Investments as of December 31, 2005 and September 30, 2005
Consolidated Statements of Operations for the three months ended December 31, 2005 and December 31, 2004
Consolidated Statements of Changes in Net Assets for the three months ended December 31, 2005 and December 31, 2004
Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and December 31, 2004
Financial Highlights for the three months ended December 31, 2005 and December 31, 2004
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

SIGNATURES

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(Unaudited)

	December 31, 2005	September 30, 2005

ASSETS
Investments at fair value (Cost 12/31/2005:$192,181,728; 9/30/2005: $205,375,554)	$192,625,362	$200,846,763
Cash and cash equivalents	15,393,252	503,776
Interest receivable – investments in debt securities	958,365	1,406,212
Interest receivable – officers	17,150	27,067
Due from custodian	2,413,120	2,624,074
Due from affiliate	300,638	—
Deferred financing fees	43,750	70,000
Prepaid assets	197,125	177,848
Other assets	157,381	137,354
TOTAL ASSETS	$212,106,143	$205,793,094

LIABILITIES
Accounts payable	$10,784	$21,893
Interest payable	189,390	183,707
Fees due to affiliate	210,109	391,322
Borrowings under lines of credit	55,723,723	53,034,064
Accrued expenses and deferred liabilities	352,962	350,665
Funds held in escrow	202,164	200,760
Total Liabilities	56,689,132	54,182,411
Net Assets	$155,417,011	$151,610,683

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,308,510 and 11,303,510 shares issued and outstanding, respectively	$11,309	$11,304
Capital in excess of par value	164,740,025	164,610,873
Notes receivable – officers	(8,722,687)	(8,745,781)
Net unrealized appreciation/(depreciation) on investments	443,631	(4,528,791)
Unrealized depreciation on derivative	(254,639)	(253,747)
Realized (loss)/gain on sale of investments	(1,138,345)	42,250
Distributions less than net investment income	337,717	474,575
Total Net Assets	$155,417,011	$151,610,683
Net Assets Per Share	$13.74	$13.41

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2005

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt(6)(7) (13.7%, Due 12/2010)	$7,500,000	$7,500,000

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3)(6)	3,900,000	3,909,750
		(12.3%, Due 7/2009)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (6)	6,247,519	6,247,519
		(9.8%, Due 2/2010)
		Senior Term Debt (3)(6)(12)	8,650,000	8,879,225
		(12.8%, Due 2/2010)

Benetech, Inc.	Dust management systems	Senior Term Debt (6)	2,600,000	2,622,750
	for the coal and electric utility	(9.3%, Due 5/2009)
	industries	Senior Term Debt (3) (6)	3,168,750	3,212,320
		(12.3%, Due 5/2009)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (6)	2,890,155	2,738,895
		(13.0%, Due 3/2009)

Country Road	Service-telecommunications	Senior Subordinated Term Debt	5,957,355	6,060,000
Communications LLC		(6)(7)
Country Road Management, Inc.		(11.6%, Due 7/2013)

Coyne International	Industrial services	Senior Term Debt (3) (5) (6)	6,370,574	6,306,869
Enterprises		(13.0%, PIK 2%, Due 7/2007)

Defiance Stamping	Manufacturing-trucking parts	Senior Term Debt (3)(6)(13)	6,325,000	6,358,649
Company		(12.3%, Due 4/2010)

Doe & Ingalls Management	Distributor-specialty chemicals	Senior Term Debt (6)	5,500,000	5,506,875
LLC		(8.8%, Due 11/2010)
Doe & Ingalls of North		Senior Term Debt (3)(6)	4,500,000	4,500,000
Carolina Operating LLC		(12.3%, Due 11/2010)
Doe & Ingalls of Florida
Operating LLC
Doe & Ingalls of Virginia
Operating LLC

Finn Corporation	Manufacturing-landscape	Common Stock Warrants	37,000	694,057
	equipment

Gammill, Inc.	Designer and assembler of	Senior Term Debt (6)	3,389,696	3,385,459
	quilting machines and	(9.5%, Due 12/2008)
	accessories	Senior Term Debt (3) (6)	4,631,250	4,602,305
		(12.0%, Due 12/2008)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	5,450,000	5,422,750
Technologies, Inc.	products and metal fibers	(13.3%, Due 11/2009)

Infor Global Solutions Ltd.	Enterprise application	Senior Subordinated Term Debt (7)	6,828,000	6,947,500
	solutions	(11.8%, Due 5/2012)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term Debt(6)(7)	7,069,330	6,993,500
	products	(11.5%, Due 6/2011)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)	9,666,666	9,437,083
	instruments, systems	(10.5%, Due 8/2008)
	and services	Senior Term Debt (3) (6)	5,333,334	5,200,001
		(12.5%, Due 8/2008)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (6)	7,000,000	7,000,000
Northern Contours	laminate components	(11.3%, Due 5/2010)
of Kentucky, Inc.
Norcon Holding LLC
Norcon Lewis LLC

Penn Engineering &	Manufacturing-fractional	Senior Subordinated Term Debt (7)	5,009,167	5,050,000
Manufacturing Corp.	horsepower engines	(10.5%, Due 5/2012)
PN Merger Sub Inc.
PEM Holding Co.

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term Debt(6)(7)	10,012,391	10,030,346
		(10.9%, Due 6/2010)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt(6)(7)	7,075,780	7,105,000
Acquisition Company, Inc.		(10.8%, Due 1/2012)

Santana Plastics	Manufacturing-polyethylene	Senior Term Debt (3)(6)	5,925,000	5,925,000
	bathroom partitions	(12.3%, Due 11/2009)
		Senior Term Debt (4)(6)	1,925,625	1,925,625
		(13.0%, Due 11/2009)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (9)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(8.8%, Due 3/2006)
Phoenix Optix, Inc.	components	Senior Term Debt (6)	3,150,000	3,150,000
		(9.3%, Due 2/2010)
		Senior Term Debt (3)(6)	3,000,000	3,000,000
		(12.3%, Due 2/2010)

SCS Acquisition Corp.	Service-chemically treated	Credit Facility (10)	—	—
	equipment distribution	Senior Term Debt (8)(11)	6,625,000	6,625,000
		(8.4%, Due 12/2011)
		Senior Term Debt (3)(8)(11)	6,625,000	6,625,000
		(10.4%, Due 12/2011)

Survey Sampling	Service-telecommunications	Senior Subordinated Term Debt(6)(7)	2,263,568	2,264,063
		(11.8%, Due 5/2012)

Tech Lighting LLC	Manufacturing-low voltage	Senior Subordinated Term Debt(6)(7)	9,011,837	9,045,000
	lighting systems	(11.5%, Due 10/2010)

Visual Edge Technology, Inc.	Service-office supplies	Senior Subordinated Term Debt (6)	5,000,000	5,000,000
Graphic Enterprises, Inc.	distribution	(12.3%, Due 8/2011)
Copeco, Inc.

Company (1)	Industry	Investment (2)	Cost	Fair Value

Woven Electronics	Custom electrical cable	Senior Term Debt (4) (6) (14)	8,344,999	8,675,962
Corporation	assemblies	(11.5%, Due 3/2009)

Xspedius Communications	Service-telecommunications	Senior Subordinated Term Debt (6)	5,198,732	4,678,859
LLC		(14.8%, Due 3/2010)

Total:			$192,181,728	$192,625,362

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Percentage represents interest rates in effect at December 31, 2005 and due date represents the contractual maturity date.

(3) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4) Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(5) Has some paid in kind (PIK) interest.  Refer to Note 9 “Payment in Kind Interest” hereto and Note 2 “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the fiscal year ended September 30, 2005.

(6) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(7) Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of December 30, 2005, from the respective originating syndication agent’s trading desk.

(8) Investment was valued at cost due to recent acquisition.

(9) Availability under the credit facility totals $500,000.  There were no borrowings outstanding at December 31, 2005.

(10) Availability under the credit facility totals $2,500,000.  There were no borrowings outstanding at December 31, 2005.

(11) Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,625,000 at December 31, 2005.

(12) Includes a success fee with a $147,725 fair value and no cost basis.

(13) Includes a success fee with a $33,649 fair value and no cost basis.

(14) Includes a success fee with a $247,513 fair value and no cost basis.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2005

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt (6) (12.6%, Due 12/2010)	$7,500,000	$7,500,000

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3)	3,950,000	3,964,813
		(12.3%, Due 7/2009)

ARI Holdings, Inc. (11) (12)	Manufacturing-auto parts	Senior Term Debt	3,933,939	2,880,000
		(12.8%, Due 2/2008)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (6)	6,615,019	6,615,019
		(9.2%, Due 2/2010)
		Senior Term Debt (3)(6)	8,650,000	8,650,000
		(12.2%, Due 2/2010)

Benetech, Inc.	Dust management systems for the	Senior Term Debt (6)	2,762,500	2,783,219
	coal and electric utility industries	(8.7%, Due 5/2009)
		Senior Term Debt (3) (6)	3,209,375	3,249,492
		(11.7%, Due 5/2009)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (6)	2,927,382	2,898,968
		(13.0%, Due 3/2009)

Country Road	Service-telecommunications	Senior Subordinated Term Debt	5,955,942	6,060,000
Communications LLC		(11.6%, Due 7/2013)
Country Road Management, Inc.

Coyne International	Industrial services	Senior Term Debt (3) (5) (6)	6,375,052	6,367,083
Enterprises		(13.0%, PIK 2%, Due 7/2007)

Defiance Stamping	Manufacturing-trucking parts	Senior Term Debt (3)	6,325,000	6,332,906
Company		(11.7%, Due 4/2010)

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6)	10,500,000	7,350,000
		(13.0%, Due 2/2006)
		Common Stock Warrants	37,000	682,114

Gammill, Inc.	Designer and assembler of quilting	Senior Term Debt (6)	3,771,427	3,771,427
	machines and accessories	(9.5%, Due 12/2008)
		Senior Term Debt (3) (6)	4,690,625	4,667,172
		(12.0%, Due 12/2008)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	5,500,000	5,486,250
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)

Infor Global Solutions Ltd.	Enterprise application solutions	Senior Subordinated Term Debt (7)	6,821,250	7,070,000
		(11.0%, Due 4/2012)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term Debt(6)	7,067,923	7,064,500
	products	(11.0%, Due 6/2011)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Marcal Paper Mills, Inc. (12)	Manufacturing-paper products	Senior Subordinated Term Debt (6)	6,275,000	6,149,500
		(13.0%, Due 12/2006)
		First Mortgage Loan (5)	9,277,877	9,277,877
		(16%, PIK 1%, Due 12/2006)

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)	9,666,666	9,461,249
	instruments, systems	(10.5%, Due 8/2008)
	and services	Senior Term Debt (3) (6)	4,833,334	4,724,584
		(12.5%, Due 8/2008)
		Senior Term Debt (3) (6)	1,000,000	982,500
		(13.5%, Due 8/2008)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (8)	7,000,000	7,000,000
Northern Contours	laminate components	(10.7%, Due 5/2010)
of Kentucky, Inc.
Norcon Holding LLC
Norcon Lewis LLC

Penn Engineering &	Manufacturing-fractional	Senior Subordinated Term Debt (8)	5,009,524	5,050,000
Manufacturing Corp.	horsepower engines	(10.0%, Due 5/2012)
PN Merger Sub Inc.
PEM Holding Co.

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term Debt (6)	8,609,566	8,627,500
		(10.3%, Due 6/2010)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt	5,050,182	5,075,000
Acquisition Company, Inc.		(10.3%, Due 1/2012)

Regency Gas Services LLC	Midstream gas gathering and	Senior Subordinated Term Debt (7)	5,029,188	5,037,500
	processing	(9.9%, Due 12/2010)

Santana Plastics	Manufacturing-polyethylene	Senior Term Debt (3)(6)	6,000,000	6,007,500
	bathroom partitions	(11.7%, Due 11/2009)
		Senior Term Debt (4)(6)	1,950,000	1,952,438
		(13.0%, Due 11/2009)

SCPH Holdings, Inc.	Manufacturing-underwater and	Credit Facility (9)	—	—
Sea Con Phoenix, Inc.	harsh environment components	(8.0%, Due 3/2006)
Phoenix Optix, Inc.		Senior Term Debt (3)(6)	3,237,500	3,241,547
		(8.7%, Due 2/2010)
		Senior Term Debt (6)	3,000,000	3,003,750
		(12.0%, Due 2/2010)

Survey Sampling	Service-telecommunications	Senior Subordinated Term Debt (6)	4,514,105	4,539,375
		(11.0%, Due 5/2012)

Tech Lighting LLC	Manufacturing-low voltage	Senior Subordinated Term Debt (6)	9,012,452	9,067,500
	lighting systems	(10.4%, Due 10/2010)

Visual Edge Technology, Inc.	Service-office supplies distribution	Senior Subordinated Term Debt	5,000,000	5,000,000
Graphic Enterprises, Inc.		(11.7%, Due 8/2011)
Copeco, Inc.

Company (1)	Industry	Investment (2)	Cost	Fair Value

Woven Electronics	Custom electrical cable	Senior Term Debt (4) (6) (10)	8,344,999	8,776,435
Corporation	assemblies	(11.5%, Due 3/2009)

Xspedius Communications	Service-telecommunications	Senior Subordinated Term Debt (6)	5,972,727	4,479,545
LLC		(14.3%, Due 3/2010)

Total:			$205,375,554	$200,846,763

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

(5) Has some paid in kind (PIK) interest.  Refer to Note 2 “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the fiscal year ended September 30, 2005.

(6) Fair value was based on valuation prepared and provided by Standard & Poor’s Loan Evaluation Services.

(7) Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of September 30, 2005, from the respective originating syndication agent’s trading desk.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004

INVESTMENT INCOME
Interest income – investments	$5,847,107	$5,707,343
Interest income – cash and cash equivalents	8,912	16,340
Interest income – notes receivable from employees	107,093	114,718
Prepayment fees and other income	67,207	240,000
Total investment income	6,030,319	6,078,401

EXPENSES
Loan servicing (Refer to Note 12)	715,415	530,952
Management fee (Refer to Notes 12 and 15)	268,701	327,302
Professional fees	122,466	238,722
Amortization of deferred financing fees	26,250	91,912
Interest expense	652,078	171,730
Stockholder related costs	128,935	71,769
Directors fees	24,000	27,000
Insurance expense	50,777	46,272
Stock option compensation	43,257	—
General and administrative exepnses	55,789	43,160
Expenses before credit from Gladstone Management	2,087,668	1,548,819
Credit to management fee for fees collected by Gladstone Management
(Refer to Note 15)	(550,000)	(286,500)
Total expenses net of credit to management fee	1,537,668	1,262,319

NET INVESTMENT INCOME BEFORE INCOME TAXES	4,492,651	4,816,082
Income tax expense	50,237	138,678
NET INVESTMENT INCOME	4,442,414	4,677,404

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Realized (loss)/gain on sale of investments	(1,180,595)	9,750
Unrealized depreciation on derivative	(892)	(24,811)
Net unrealized appreciation on investments	4,972,422	282,605
Net gain on investments	3,790,935	267,544

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,233,349	$4,944,948

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.73	$0.44
Diluted	$0.71	$0.43

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,306,510	11,278,510
Diluted	11,573,620	11,615,796

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
Operations:
Net investment income	$4,442,414	$4,677,404
Net realized (loss)/gain on sale of investments	(1,180,595)	9,750
Unrealized depreciation on derivatives	(892)	(24,811)
Net unrealized appreciation on investments	4,972,422	282,605
Net increase in net assets from operations	8,233,349	4,944,948

Capital transactions:
Distributions to stockholders	(4,579,272)	(4,060,263)
Stock option compensation	43,257	—
Issuance of common stock under stock option plan	85,900	—
Repayment of principal on employee notes	23,094	150,000
Shelf offering costs	—	(111,233)
Decrease in net assets from capital share transactions	(4,427,021)	(4,021,496)

Total increase in net assets	3,806,328	923,452
Net assets at beginning of year	151,610,683	152,226,655
Net assets at end of year	$155,417,011	$153,150,107

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$8,233,349	$4,944,948
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net amortization of premiums and discounts	32,641	455
Amortization of deferred financing fees	26,250	91,912
Stock compensation	43,257	—
Realized loss on investments	1,180,595	—
Unrealized depreciation on derivative	892	24,811
Change in net unrealized appreciation	(4,972,422)	(282,605)
Decrease (increase) in interest receivable	457,764	(67,382)
Decrease in funds due from custodian	210,954	31,270
(Increase) decrease in prepaid assets	(19,277)	1,958
(Increase) decrease in due from affiliate	(300,638)	30,401
Increase in other assets	(20,919)	(40,097)
(Decrease) increase in accounts payable	(11,109)	137,112
Increase (decrease) in interest payable	5,683	(22,189)
Increase (decrease) in accrued expenses and deferred liabilities	2,297	(633,367)
(Decrease) increase in fees due to affiliate	(181,213)	36,400
Increase in funds held in escrow	1,404	—
Increase in investment balance due to payment in kind interest	(33,022)	(140,090)
Net cash provided by operating activities	4,656,486	4,113,537

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(26,688,457)	(46,949,500)
Principal repayments on investments	38,702,066	25,975,707
Repayment of repurchase agreements	—	(21,345,997)
Receipt of principal on notes receivable - employees	23,094	150,000
Net cash provided by (used in) investing activities	12,036,703	(42,169,790)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from the lines of credit	41,925,000	50,400,000
Repayments on the lines of credit	(39,235,341)	(50,743,547)
Distributions paid	(4,579,272)	(4,060,263)
Exercise of employee stock options	85,900	—
Shelf offering costs	—	(111,233)
Net cash used in financing activities	(1,803,713)	(4,515,043)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (1)	14,889,476	(42,571,296)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	503,776	65,954,840
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,393,252	$23,383,544

CASH PAID DURING PERIOD FOR INTEREST	$646,934	$139,763
CASH PAID DURING PERIOD FOR INCOME TAXES	$—	$138,678

(1) Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004

Per Share Data (1)
Net asset value at beginning of period	$13.41	$13.50
Income from investment operations:
Net investment income (2)	0.39	0.41
Realized (loss)/gain on sale of investments (2)	(0.10)	—
Net unrealized gain on investments (2)	0.44	0.03
Net unrealized (loss) on derivatives (2)	—	—
Total from investment operations	0.73	0.44
Less distributions:
Distributions from net investment income	(0.41)	(0.36)
Total distributions	(0.41)	(0.36)
Issuance of common stock under stock option plan	0.01	—
Offering costs	—	(0.01)
Repayment of principal on notes receivable	—	0.01
Net asset value at end of period	$13.74	$13.58

Per share market value at beginning of period	$22.55	$22.71
Per share market value at end of period	21.38	23.70
Total Return (3)(4)	-3.44%	5.94%
Shares outstanding at end of period	11,308,510	11,278,510

Ratios/Supplemental Data
Net assets at end of period	$155,417,011	$153,150,107
Average net assets	$150,961,590	$151,429,917
Ratio of expenses to average net assets-annualized (5)	5.66%	4.46%
Ratio of net expenses to average net assets-annualized (6)	4.21%	3.70%
Ratio of net investment income to average net assets-annualized	11.77%	12.36%

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

December 31, 2005

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

Gladstone Business Loan LLC, a wholly-owned subsidiary of the Company, was established for the purpose of owning the Company’s portfolio of loan investments.  The financial statements of this subsidiary are consolidated with those of the Company.

The Company is externally managed by Gladstone Management Corporation (“Gladstone Management” or the “Adviser”), an unconsolidated affiliate of the Company.

NOTE 2.  UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS 123(R)-2”), “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP FAS 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on October 1, 2005.

NOTE 4.  COMMON STOCK TRANSACTIONS

As of December 31, 2004 and December 31, 2005, 50,000,000 shares of $0.001 par value common stock were authorized and 11,278,510 and 11,308,510, respectively, shares were outstanding.

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2004	11,278,510	$11,279
	—	—
Balance at December 31, 2004	11,278,510	$11,279

Balance at September 30, 2005	11,303,510	$11,304
Issuance of Common Stock Under Stock Option Plan	5,000	5
Balance at December 31, 2005	11,308,510	$11,309

NOTE 5. STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.  Accordingly, prior period amounts have not been restated.

In connection with the externalization of the Company’s management, all of its officers and employees became direct employees of Gladstone Management Corporation as of October 1, 2004, the start of fiscal year 2005.  However, these individuals continue to be eligible to receive stock options under the 2001 Plan (as defined below).  Effective October 1, 2004, the Company accounted for any options granted to employees of Gladstone Management Corporation, who qualify as leased employees of the Company under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

Prior to October 1, 2005, the Company accounted for stock-based awards in accordance with APB No. 25. For the three months ended December 31, 2005, the Company recorded stock option compensation expense for the cost of stock options issued under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”) of $43,257. The Company’s expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.004 for the three months ended December 31, 2005.  Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company’s effective tax rate.  The Company does not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued under the Company’s 2001 Plan. The following table illustrates the effect on net increase to net assets resulting from operations and net increase to net assets resulting from operations per share for the three months ended December 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

Three Months Ended December 31, 2004

Net increase in net assets resulting from operations as reported:	$4,944,948

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(72,355)

Pro forma net increase in net assets resulting from operations per share	$4,872,593

As reported - basic	$0.44
As reported - diluted	$0.43

Pro forma-basic	$0.43
Pro forma-diluted	$0.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which incorporates a risk free interest rate, an expected life, an expected volatility factor, and an expected dividend yield.  The Company did not grant any options during the three months ended December 31, 2005.

The following is a summary of the status of the Company’s 2001 Plan from September 30, 2005 through December 31, 2005:

	Shares	Weighted Average Exercise Price

Options outstanding at October 1, 2005	1,307,998	$17.81
Granted	—	$—
Expired	—	$—
Exercised	(5,000)	$17.18
Forfeited	(5,000)	$22.55
Options outstanding at December 31, 2005, of which 1,297,998 shares are exercisable	1,297,998	$17.80

The following is a detailed summary of the stock options outstanding at December 31, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$15.00 - $21.94	968,998	6.23	$16.06
$22.21 - $24.39	329,000	8.39	$22.90
Total	1,297,998	6.78	$17.80

On December 2, 2005, the Company held a special meeting of stockholders in which the stockholders voted to approve a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with the Adviser and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration LLC, a wholly-owned subsidiary of the Adviser.  (Please refer to Note 15. Advisory Agreement with Gladstone Management Corporation for further discussion.)  In connection with the approval of the Amended Advisory Agreement, the Company will terminate the 2001 Plan, and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time.  The stockholders voted to replace the 2001 Plan with an incentive fee component of the advisory fee in place between the Company and the Adviser.  The new incentive fee will take effect on the later of October 1, 2006, the first day of fiscal year 2007 or the first day of the fiscal quarter following the termination or exercise of the last outstanding stock options under the 2001 Plan.  As of December 31, 2005, no formal plan has been enacted and therefore, there is no change in the remaining contractual lives of the outstanding options.

NOTE 6. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three months ended December 31, 2005 and December 31, 2004:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004

Numerator for basic and diluted net increase in net assets resulting from operations per share	$8,233,349	$4,944,948

Denominator for basic weighted average shares	11,306,510	11,278,510
Dilutive effect of stock options	267,110	337,286
Denominator for diluted weighted average shares	11,573,620	11,615,796

Basic net increase in net assets resulting from operations per share	$0.73	$0.44

Diluted net increase in net assets resulting from operations per share	$0.71	$0.43

NOTE 7. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  Long-term capital gains are composed of success fees, prepayment fee and gains from the sale of securities held from one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends.  The Company currently pays a monthly dividend.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The following table lists the per share dividends paid for the three months ended December 31, 2005 and December 31, 2004:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2006	Dec. 21, 2005	Dec. 30, 2005	$0.135
	Nov. 21, 2005	Nov. 30, 2005	$0.135
	Oct. 21, 2005	Oct. 31, 2005	$0.135

2005	Dec. 17, 2004	Dec. 30, 2004	$0.12
	Nov. 17, 2004	Nov. 30, 2004	$0.12
	Oct. 18, 2004	Oct. 29, 2004	$0.12

NOTE 8. INVESTMENT VALUATION

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

NOTE 9. PAYMENT IN KIND INTEREST

The Company seeks to avoid payment in kind (“PIK”) interest, however the Company has one loan in its portfolio that contains a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in Note 7, above), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. For the three months ended December 31, 2005, the Company recorded PIK interest income of $32,510 and for the three months ended December 31, 2004, the Company recorded PIK interest income of $140,963.  At December 31, 2005 and September 30, 2005, the Company had accrued on its balance sheets, a total in PIK income of $1,027,884 and $1,273,251 respectively.  The Company does not hold any investments issued at original issue discount and accordingly, has not realized any original issue discount income for the three months ended December 31, 2005 or December 31, 2004.

NOTE 10. REPURCHASE AGREEMENT

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

The Company had no outstanding repurchase agreement at December 31, 2005 or at September 30, 2005.  On October 1, 2004, the Company repaid an outstanding repurchase obligation from September 30, 2004 and this repayment is reflected in the Consolidated Statement of Cash Flows for the three months ended December 31, 2004.

NOTE 11. CONTRACTUAL OBLIGATIONS

As of December 31, 2005, the Company was a party to a signed and non-binding term sheet for one potential investment and was due to fund another investment for the Company’s portfolio.  The Company expects to fund these potential investments as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	22,500,000	22,500,000
Total	$22,500,000	$22,500,000	$—	$—	$—

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

NOTE 12. LINES OF CREDIT

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”), which originally matured in June 2005 and has been extended through December 31, 2006.  Interest on outstanding borrowings is based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of December 31, 2005, there were no borrowings outstanding under the BB&T line of credit and $15.0 million of available borrowings.  At December 31, 2005 the Company was in compliance with all covenants under the BB&T Agreement.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has a $100 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. In May 2005, the Company renewed the DB Facility through May 26, 2006.  As of December 31, 2005, the outstanding principal balance under the DB Facility was approximately $55.7 million at an interest rate of 4.3%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2005, the remaining borrowing capacity available under the DB Facility was approximately $16.8 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2005, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At December 31, 2005, the amount due from custodian was $2,413,120 and at September 30, 2005, the amount due from custodian was $2,624,074.

Effective July 12, 2004, Gladstone Management, the Company’s affiliated external adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that Gladstone Management would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2005, the Company was in compliance with all covenants under the performance guaranty.  Gladstone Management services these loans for an annual fee of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the DB Facility.  For the three months ended December 31, 2005, the Company recorded loan servicing fees of $715,415, as compared to $530,952 for the three months ended December 31, 2004.  At December 31, 2005, the Company owed $210,109 of unpaid loan servicing fees to Gladstone Management, which are recorded in fees due to affiliate.  At September 30, 2005, the Company owed $207,619 in loan servicing fees to Gladstone Management, recorded in fees due to affiliate.

Loan servicing fees received by Gladstone Management are credited to the Company’s advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three months ended December 31, 2005 and December 31, 2004, was reduced by $715,415 and $530,952, respectively, in respect of these loan servicing fees received by Gladstone Management.

NOTE 13. INTEREST RATE CAP AGREEMENT

Pursuant to the DB Facility, the Company has an interest rate cap agreement that effectively limits the interest rate on a portion of the borrowings under the line of credit.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $25.6 million and it has a current fair value of approximately $49,361 which is recorded in other assets on the Company’s consolidated balance sheet at December 31, 2005.  At September 30, 2005, the interest rate cap agreement had a fair value of $50,253.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

NOTE 14. SERVICES TO PORTFOLIO COMPANIES

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The 1940 Act defines managerial assistance as the service made available to a portfolio company to provide “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.” The Company offers managerial assistance and other services to its portfolio companies through its external investment adviser, Gladstone Management.  Neither the Company nor its external investment adviser, Gladstone Management, charges a fee for managerial assistance.  Gladstone Management also offers a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Gladstone Management charges a fee for these services and credits the funds received from portfolio companies for these other services to the Company as a credit against the investment advisory fee due from the Company under the investment advisory agreement.  Such fees are normally paid in part at the time of signing a non-binding letter of intent, with the remainder paid upon completion of the services, and are generally non-recurring.

While Gladstone Management receives all fees in connection with the Company’s investments, such fees received by Gladstone Management are credited to the Company as a reduction of the advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  For the three months ended December 31, 2005 and December 31, 2004, Gladstone Management received $550,000 and $286,500, respectively for fees for services rendered to portfolio companies. None of these fees were for managerial assistance even though Gladstone Management provided managerial assistance to many of the Company’s portfolio companies.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three months ended December 31, 2005 and December 31, 2004 was reduced by $550,000 and $286,500, respectively, in respect of these fees received by Gladstone Management.

NOTE 15. ADVISORY AGREEMENT WITH GLADSTONE MANAGEMENT CORPORATION

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

Gladstone Management services the loans held by Business Loan, in return for which, Gladstone Management receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to Gladstone Management are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee and are shown above the direct credits line item in the table below.  For the three months ended December 31, 2005 and December 31, 2004, these loan servicing fees totaled $715,415 and $530,952, respectively, all of which were credited against the 2% management fee in order to derive the management fee which is presented as the line item management fee in the consolidated statement of operations.  Under the advisory agreement, Gladstone Management also provides the managerial assistance and other services to the Company’s portfolio companies.  To the extent that Gladstone Management receives any fees directly from a portfolio company for such services, Gladstone Management credits these fees directly against the 2% management fee and these amounts are shown in the table below as a credit to the management fee.  For the three months ended December 31, 2005 and December 31, 2004, Gladstone Management recorded $550,000 and $286,500, respectively, of such fees and credited this amount against the 2% management fee received from the Company and reflected on the consolidated statement of operations as credit to management fees for fees collected by Gladstone Management.  Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The following table sets forth the quarterly computation of the management fee for the three months ended December 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee and 0.1875% quarterly administrative fee):

	December 31, 2005		December 31, 2004
Fee:
Total assets at	$211,823,244		$194,085,591
Less: Borrowings under line of credit at	(15,000,000	)(a)	(22,435,000	)(b)
Total assets subject to fee as of	196,823,244		171,650,591
Quarterly fee rate	0.50%		0.50%
Gross management fee before loan servicing fee credit	984,116		858,254
Less: loan servicing fee from Gladstone Business Loan LLC	715,415		530,952
Management fee before credit:	268,701		327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	550,000		286,500
Net management fee for the three months ended (c):	$(281,299)		$40,802

(a)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of December 31, 2005.  The $15.0 million was to be used to fund a new loan investment, however the investment did not fund until January 2006.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

(b)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of December 31, 2004, for the purpose of satisfying the Company’s asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

(c)  If the amount presented is in parentheses it denotes the amount is due back to the Company from the Adviser; if the amount is positive, it indicates that the Company owes the Adviser the amount.

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

In connection with the approval of the Amended Advisory Agreement, the Company will terminate the 2001 Plan, and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time.  The Amended Advisory Agreement and the Administration Agreement will become effective upon the later of (i) October 1, 2006, or (ii) the first day of the first fiscal quarter following the date that all existing stock options are exercised. The Amended Advisory Agreement and Administration Agreement will not become effective as long as the 2001 Plan is in effect or as long as there are any outstanding stock options.  The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective.

NOTE 16. FEDERAL AND STATE INCOME TAXES

The Company has historically operated, and intends to continue to operate, in a manner to qualify for treatment as a RIC under Subchapter M of the Code.  As a RIC, the Company is not subject to federal or state income tax on the portion of its taxable income and gains distributed to stockholders.  To qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code and, as such, no income tax provisions have been recorded for the individual companies of Gladstone Capital Corporation and Gladstone Business Loan LLC.

During the three months ended December 31, 2005, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded, such as fees received from portfolio companies, resulting in aggregate federal and state income taxes of $138,678 during the three months ended December 31, 2004.

NOTE 17. SUBSEQUENT EVENTS

In January 2006, the Company extended a $15.0 million loan to Westlake Hardware, Inc., a regional hardware store chain, a $6.5 million loan to Thibaut, Inc., a designer and marketer of higher quality wallpaper, and a $6.0 million loan to RCS Management, Inc., a supplier of respiratory therapy equipment.  The Company also purchased a $2.5 million syndicated loan participation in Network Solutions LLC.  These investments were funded using proceeds from borrowings under the DB Facility.

In January 2006, the Company’s Board of Directors declared the following monthly dividends:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2006	March 23, 2006	March 31, 2006	$0.135
	Feb. 20, 2006	Feb. 28, 2006	$0.135
	Jan. 19, 2006	Jan. 31, 2006	$0.135

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance or maintain our credit facilities on terms reasonably acceptable to us, if at all in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 13, 2005. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. A number of our loans have a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “payment in kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. The amount of cost basis PIK interest accrued on our balance sheet as of December 31, 2005 was approximately $1,028,000.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Effective October 1, 2004, our investment adviser, Gladstone Management Corporation (“Gladstone Management” or the “Adviser”) began to provide these services on our behalf through its officers who are also our officers.  In addition, Gladstone Management provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to Gladstone Management in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to Gladstone Management.  Any such fees received, with the exception of the recurring fees, by Gladstone Management are credited against the management advisory fee payable to Gladstone Management pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by Gladstone Management.  The specific services Gladstone Management provides vary by portfolio company, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.

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

During the three months ended December 31, 2005, we extended, directly or through participations, approximately $26.7 million of new loans to a total of four companies.  Also, during the three months ended December 31, 2005, one borrower repaid its loans ahead of contractual maturity at par value and we sold three loan investments at a loss of approximately $1.2 million, for an aggregate return of capital of approximately $23.3 million and we received scheduled contractual principal repayments of approximately $15.4 million, for total principal repayments of approximately $38.7 million.  Since our initial public offering in August 2001, we have made 81 different loans to, or investments in, 51 companies for a total of approximately $389.6 million, before giving effect to principal repayments on investments and divestitures.

We are continuously working toward the consummation of more investments. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we cannot assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

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

Gladstone Management services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”) in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the facility.  For the three months ended December 31, 2005 and December 31, 2004, we incurred approximately $715,415 and $530,952, respectively, in loan servicing fees.

For the three months ended December 31, 2005, the gross management fee, before reductions for loan servicing fees and other fees was approximately $984,000.  After being reduced by loan servicing fees of approximately $715,000 and other fees received by Gladstone Management of $550,000, our net management fee for the three months ended December 31, 2005 was a credit of approximately $281,000.  For the three months ended December 31, 2004, the gross management fee, before reductions for loan servicing fees and other fees was approximately $858,000.  After being reduced by loan servicing fees of approximately $531,000 and other fees received by Gladstone Management of $286,500, our net management fee for the three months ended December 31, 2004 was $40,802.

On December 2, 2005, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with Gladstone Management and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.

The Amended Advisory Agreement provides for an annual base management fee equal to 2% of our assets and an income-based incentive fee which will reward the Adviser if our quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of our net assets.  The agreement also provides for a capital gains-based incentive fee, whereby the Adviser will receive a fee equal to 20% of our realized capital gains (net of realized capital losses and unrealized capital depreciation).  Under the Administration Agreement, we will pay separately for our allocable portion of the Administrator’s overhead expenses in performing our obligations, including rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.

In connection with the approval of the Amended Advisory Agreement, we will terminate our Amended and Restated 2001 Equity Incentive Plan (the “Plan”), and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time.  The Amended Advisory Agreement and the Administration Agreement will become effective upon the later of (i) October 1, 2006, or (ii) the first day of the first fiscal quarter following the date that all existing stock options are exercised or terminated. The Amended Advisory Agreement and Administration Agreement will not become effective as long as the Plan is in effect or as long as there are any outstanding stock options.  The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 31, 2005.

Recent Accounting Pronouncements

FSP FAS 123(R)-2

In October 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS 123(R)-2”), “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. We applied FSP FAS 123(R)-2 in conjunction with our adoption of SFAS No. 123(R) on October 1, 2005.

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

With our assessment and S&P value estimates as a backdrop, our Board of Directors votes to accept or not accept the analyses and values recommended by management and S&P.  At December 31, 2005 and September 30, 2005, the Board of Directors elected to accept the valuations recommended by S&P on the loans in our portfolio as denoted on the Schedule of Investments as of December 31, 2005 and September 30, 2005 in our consolidated financial statements. Subsequent to September 30, 2005, the fair value of our investment in ARI Holdings, Inc. was reduced from the value proposed by S&P because the investment was sold in November 2005 at a value less than that indicated by S&P on September 30, 2005.  Our Board of Directors determined to reduce the value proposed by S&P to the value of the sale price and as such the sale price of the investment is reflected in the fair value on our Schedule of Investments as of September 30, 2005 in our consolidated financial statements.

Because there is a delay between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of these loans in accordance with our valuation policy.  These new loans are usually valued at par.  Because S&P does not provide values for mortgage loans or equity securities, our Board of Directors also determines the fair value of these investments using our valuation policy without the input of S&P.  At December 31, 2005, there were no mortgage loans in our portfolio.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. The following table lists the risk ratings for all of the debt securities outstanding at December 31, 2005 and September 30, 2005:

Rating	Dec. 31, 2005	Sept. 30, 2005
Average	7.1	7.0
Weighted Average	7.2	7.1
Highest	9.0	9.0
Lowest	5.0	5.0

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  Currently, none of our investments are on non-accrual.  At December 31, 2005, no payments were past due on any of our debt securities.  At September 30, 2005, ARI Holdings, Inc. was past due on its payments and was placed on non-accrual.  This investment was sold in November 2005 at an approximate loss of $1.1 million.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for syndicated loans, and if the security has been rated by a NRSRO, then we value the loan at the indicative bid price offered by the syndication agent on the valuation date.  At December 31, 2005, none of the debt securities in our portfolio were publicly traded and there was a limited market for 11 debt securities in our portfolio.  At September 30, 2005, none of the debt securities in our portfolio were publicly traded and there was a limited market for 12 debt securities in our portfolio.

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

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At December 31, 2005 and September 30, 2005 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At December 31, 2005 and September 30, 2005 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $192,144,728 and $205,338,554, respectively.

At December 31, 2005, we had total unrealized appreciation of $1,677,649, which was mainly composed of unrealized appreciation of $657,057 on our warrants of Finn Corporation, $330,963 of unrealized appreciation on our senior term debt investment in Woven Electronics Corporation, and $229,225 of unrealized appreciation on our senior term debt investment in Badanco Acquisition Corporation.  This unrealized appreciation was offset by unrealized depreciation of $1,234,018, most notably composed of unrealized depreciation of $519,873 on our senior subordinated term debt investment in Xspedius Communications, unrealized depreciation of $362,916 on our senior term debt investments in Mistras Holdings Corporation, and unrealized depreciation of $151,260 on our senior subordinated term debt investment in Consolidated Bedding, Inc.  In the aggregate, we recorded net unrealized appreciation of $443,631 on our total investment portfolio.

At September 30, 2005, we had total unrealized depreciation of $6,231,296, which was mainly composed of unrealized depreciation in our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $3,150,000 (which investment repaid in full in December 2005), our senior subordinated term debt investment in Xspedius Communications of $1,493,182, and our senior term debt in ARI Holdings, Inc. of $1,053,939 (which was subsequently sold at the September 30, 2005 reflected fair value), partially offset by unrealized appreciation, most notably on, the value of our warrants of Finn Corporation, which had an unrealized appreciation of $645,114 and our senior term debt investment in Woven Electronics Corporation, which had unrealized appreciation of $431,436.  This aforementioned unrealized appreciation plus unrealized appreciation of $625,955 on certain other investments, primarily in our originated loan investments and certain syndicate participations, most notably Infor Global Solutions, which had unrealized appreciation of $248,750, resulted in overall net unrealized depreciation of $4,528,791.

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

Revenue Recognition

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

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

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2005 to the three months ended December 31, 2004

Investment Income

Investment income for the three months ended December 31, 2005 was approximately $6.0 million as compared to approximately $6.1 million for the three months ended December 31, 2004.  Although, overall interest income from our investment portfolio increased, the decrease in total investment income was due primarily to a decline in prepayment fees as compared to the three months ended December 31, 2004.

Interest income from our investments in debt securities of private companies was approximately $5.8 million, including approximately $33,000 of PIK interest, for the three months ended December 31, 2005 as compared to approximately $5.7 million for the three months ended December 31, 2004, which included approximately $141,000 of PIK interest. This increase was primarily a result of a net increase in investments of approximately $22.8 million over December 31, 2004.  This increase consisted of $123.5 million of new investments, offset by principal repayments and investment sales of approximately $100.7 million.

The annualized weighted average yield on our portfolio for the three months ended December 31, 2005 was 12.6% (without giving effect to PIK interest) and 12.6% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the three months ended December 31, 2004 was 14.7% (without giving effect to PIK interest) and 15.0% (after giving effect to PIK interest). The decline is due to the early repayments of principal balances on certain loans, which had higher interest rates.

Interest income from invested cash and cash equivalents for the three months ended December 31, 2005 was approximately $9,000, as compared to approximately $16,000 for the three months ended December 31, 2004. This decrease was primarily a result of a decrease in invested cash and cash equivalents.

For the three months ended December 31, 2005 and December 31, 2004, we recorded approximately $107,000 and $115,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

For the three months ended December 31, 2005, we recorded approximately $67,000 of prepayment fees and other income as compared to $240,000 of other income for the three months ended December 31, 2004.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the three months ended December 31, 2005 were approximately $1.5 million, as compared to approximately $1.3 million for the three months ended December 31, 2004. Operating expenses for the three months ended December 31, 2005 reflected a significant increase in interest expense, loan servicing fees, stockholder related costs and stock option compensation expense.

Loan servicing fees of approximately $715,000 were incurred for the three months ended December 31, 2005 as compared to approximately $531,000 for the three months ended December 31, 2004.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which is based on the size of the portfolio.  These fees were directly credited against the amount of the management fee due to Gladstone Management.

Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides managerial assistance and other services to our portfolio companies and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone

Management. Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The following table sets forth the computation of the management fee for the three months ended December 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

	December 31, 2005		December 31, 2004
Fee:
Total assets at	$211,823,244		$194,085,591
Less: Borrowings under line of credit at	(15,000,000	)(a)	(22,435,000	)(b)
Total assets subject to fee as of	196,823,244		171,650,591
Quarterly fee rate	0.50%		0.50%
Gross management fee before loan servicing fee credit	984,116		858,254
Less: loan servicing fee from Gladstone Business Loan LLC	715,415		530,952
Management fee before credit:	268,701		327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	550,000		286,500
Net management fee for the three months ended (c):	$(281,299)		$40,802

(a)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of December 31, 2005.  The $15.0 million was to be used to fund a new loan investment, however the investment did not fund until January 2006.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

(b)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of December 31, 2004, for the purpose of satisfying our asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

(c)  If the amount presented is in parentheses it denotes the amount is due back to us from the Adviser; if the amount is positive, it indicates that we owe the Adviser the stated amount.

Professional fees, consisting primarily of legal and audit fees, for the three months ended December 31, 2005 were approximately $122,000 as compared to approximately $239,000 for the three months ended December 31, 2004.  The decrease is due primarily to a decrease in non-reimbursable legal fees.

Amortization of deferred financing costs, in connection with our lines of credit, were approximately $26,000 for the three months ended December 31, 2005 and approximately $92,000 for the three months ended December 31, 2004.  The decrease is due to the completion of the amortization cycle related to certain deferred financing costs.

Interest expense for the three months ended December 31, 2005 was approximately $652,000 as compared to approximately $172,000 for the three months ended December 31, 2004.   This increase is primarily a result of increased borrowings under our lines of credit during the three months ended December 31, 2005, which borrowings were used, in part, to finance our increased investments, borrowings remaining outstanding for longer periods of time and, to a lesser extent, an increase in the interest rates on our borrowings.

Stockholder related costs for the three months ended December 31, 2005 were approximately $129,000, as compared to approximately $72,000 for the three months ended December 31, 2004.  Stockholder related costs include such recurring items as transfer agent fees, securities fees, and electronic filing fees.  The increase is due mainly to the printing and mailing of the special proxy report to stockholders and the printing of the annual report to stockholders.

Directors’ fees for the three months ended December 31, 2005 were $24,000, as compared to approximately $27,000 for the three months ended December 31, 2004.

Insurance expense for the three months ended December 31, 2005 was approximately $51,000, as compared to approximately $46,000 for the three months ended December 31, 2004. The increase is primarily the result of an increase in the amortization of our directors and officers insurance premiums.

Stock option compensation expense for the three months ended December 31, 2005 was approximately $43,000.  This is the result of the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.  There was no stock option compensation expense recorded for the three months ended December 31, 2004.

General and administrative expenses were approximately $56,000 for the three months ended December 31, 2005, as compared to approximately $43,000 for the three months ended December 31, 2004.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

During the three months ended December 31, 2005, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as managerial assistance and other fees.  During the three months ended December 31, 2004, Gladstone Capital Advisers incurred aggregate federal and state income taxes of $138,678 resulting from taxable income it received during the 2004 fiscal year.  Following the externalization of our management effective October 1, 2004 substantially all revenues previously received by Gladstone Capital Advisers are now received by Gladstone Management.  As a result, we do not anticipate incurring significant tax expense as a result of the activities of Gladstone Capital Advisers in the future.  No income tax expense was recorded for the three months ended December 31, 2005.

Realized Gain/(Loss) on Sale of Investments

During the three months ended December 31, 2005, we sold our investments in ARI Holdings, Inc. and Marcal Paper Mills, Inc. for an aggregate loss of approximately $1.2 million.  During the three months ended December 31, 2004, we sold our $975,000 syndicated loan participation in Burt’s Bees, Inc. for a gain of $9,750.

Net Unrealized Depreciation on Derivative

During the three months ended December 31, 2005, we recorded net unrealized depreciation of approximately $900 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of approximately $25,000 during the three months ended December 31, 2004.

Net Unrealized Appreciation on Investments

For the three months ended December 31, 2005, we recorded net unrealized appreciation on investments of approximately $5.0 million as compared to net unrealized appreciation of approximately $283,000, for the three months ended December 31, 2004.  The unrealized appreciation is mainly attributable to the early repayment or sale of loans that were underperforming as of September 30, 2005, most notably Finn Corporation and ARI Holdings, Inc.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of approximately $8.2 million for the three months ended December 31, 2005.  Based on a weighted-average of 11,306,510 (basic) and 11,573,620 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the three months ended December 31, 2005 was $0.73 (basic) and $0.71 (diluted).

For the three months ended December 31, 2004, we realized a net increase in net assets resulting from operations of approximately $5.0 million.  Based on a weighted-average of 11,278,510 (basic) and 11,615,796 (diluted) shares outstanding, our net increase in net assets resulting from operations per weighted average common share for the three months ended December 31, 2004 was $0.44 (basic) and $0.43 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had investments in debt securities of, or loans to 27 private companies, totaling approximately $192.2 million (cost basis) of total assets. This number includes approximately $33,000 in accrued PIK interest income for the three months ended December 31, 2005, which as described in “Overview,” is added to the carrying value of our investments.

During the three months ended December 31, 2005 and December 31, 2004, the following investment activity occurred:

Quarter Ended	New Investments	Principal Repayments	Net Gain/(Loss) on Disposal

December 31, 2005	$26,688,457	$38,702,066	$(1,180,595)

December 31, 2004	46,949,500	25,975,707	9,750

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended September 30,	Amount

2006	$6,444,737
2007	14,675,393
2008	21,109,819
2009	31,843,965
2010	47,710,382
Thereafter	70,397,432
$192,181,728

Net cash provided by operating activities for the three months ended December 31, 2005, consisting primarily of the items described in “Results of Operations”, was approximately $4.7 million as compared to net cash provided by operating activities of approximately $4.1 million for the three months ended December 31, 2004.  Net cash provided by investing activities was approximately $12.0 million for the three months ended December 31, 2005 and mainly consisted of $38.7 million of principal repayments partially offset by new investments of $26.7 million, as compared to net cash used in investing activities of approximately $42.2 million for the three months ended December 31, 2004, which consisted mainly of new investments of $46.9 million and the repayment of a repurchase agreement of approximately $21.3 million, partially offset by principal repayments of approximately $26.0 million.  Net cash used in financing activities for the three months ended December 31, 2005 was approximately $1.8 million and mainly consisted of repayments of borrowings on the line of credit of approximately $39.2 million and approximately $4.6 million for the payment of dividends.  These outflows were partially offset by approximately $41.9 million of cash received from borrowings on the line of credit and the exercise of stock options for approximately $86,000.  Net cash used in financing activities was approximately $4.5 million for the three months ended December 31, 2004 and consisted primarily of the payment of dividends of approximately $4.1 million, repayments, net of borrowings, of our line of credit of approximately $0.3 million, and some costs incurred in connection with the shelf offering of common stock completed in September 2004.

During the three months ended December 31, 2005, cash and cash equivalents increased from approximately $504,000 to approximately $15.4 million.  This increase was largely the result of $15.0 million of borrowings which were used to fund a new loan investment subsequent to December 31, 2005.

Subsequent to December 31, 2005, we funded four new additional loan investments in the aggregate amount of $30.0 million using borrowings from our line of credit.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.135 per common share for October, November, and December 2005 and $0.12 per common share for October, November and December 2004 and January, February, and March 2005, $0.13 for April, May, and June 2005, and $0.135 for July, August and September 2005.  In January 2006, our Board of Directors declared a monthly dividend of $0.135 per common share for each January, February, and March 2006.

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

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $100 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which currently matures on May 26, 2006.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the DB Facility will be based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of December 31, 2005, our outstanding principal balance under this DB Facility was approximately $55.7 million at an interest rate of 4.3%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2005, the remaining borrowing capacity available under the DB Facility was approximately $16.8 million.  We are in the process of negotiating a renewal of this DB Facility, however there can be no guarantee that we will be able to renew the DB Facility on terms that are favorable to us, if at all.  In the event that we are not able to renew the DB Facility this could have a material adverse impact on our liquidity and ability to fund new investments.  In October 2005, our Board of Directors approved a resolution to seek to increase this credit facility to $150 million.

The DB Facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2005, Business Loan was in compliance with all of the DB Facility covenants.  We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. For the three months ended December 31, 2005, the amount due from custodian decreased by approximately $211,000.

Gladstone Management, our affiliated external adviser, services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that Gladstone Management would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2005, we were in compliance with our covenants under the performance guaranty.

We also have a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which originally matured on June 1, 2005.  The line of credit was subsequently modified for quarterly extensions and in December 2005, it was modified to extend the maturity date through December 31, 2006.  Interest on outstanding borrowings is based on the one month LIBOR plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires us to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of December 31, 2005, there were no borrowings outstanding under the BB&T line of credit with a remaining borrowing capacity available under the BB&T Agreement of $15.0 million.  As of December 31, 2005, we were in compliance with all covenants under the BB&T Agreement.

Both lines of credit are available for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates.  Currently our portfolio has approximately 3% of the total of the loan portfolio cost basis at fixed rates, approximately 50% of the total loan portfolio cost basis at variable rates with a floor. Approximately 4% of the total loan portfolio cost basis is at a variable rate with a floor and ceiling, and the remaining 43% of the total loan portfolio cost basis is at variable rates without a floor or ceiling.

In addition, we have two variable rate borrowing facilities.  We have a $100 million revolving credit facility with Deutsche Bank AG which matures in May 2006.  We also have a $15 million line of credit agreement with Branch Banking and Trust Company which matured in December 2005 and was modified to extend the maturity through December 2006.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at one month LIBOR exceed the payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At December 31, 2005, the cap agreement had a fair market value of $49,361 and a current notional amount of $25.6 million.  At December 31, 2005, the one month LIBOR rate was approximately 4.39%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $1.6 million or 8.4%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended December 31, 2005.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in net assets resulting from operations by approximately $1.6 million, or 8.4%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended December 31, 2005.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of December 31, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of stockholders was held on December 2, 2005.  The stockholders voted to approve an amended Investment Advisory Agreement between Gladstone Capital Corporation and Gladstone Management Corporation and an Administration Agreement between Gladstone Capital Corporation and Gladstone Administration LLC, a wholly owned subsidiary of Gladstone Management Corporation.  The voting results are set forth below:

Shares Voted For	Shares Voted Against	Shares Abstained
5,250,866	801,946	158,756

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer

Date: February 7, 2006

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