Form 10-Q
period 2006-03-31
GLADSTONE CAPITAL CORP
filed 2006-05-03
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 1, 2006 was 11,308,510.

GLADSTONE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Assets and Liabilities as of March 31, 2006 and September 30, 2005
Consolidated Schedules of Investments as of March 31, 2006 and September 30, 2005
Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005
Consolidated Statements of Operations for the six months ended March 31, 2006 and March 31, 2005
Consolidated Statements of Changes in Net Assets for the six months ended March 31, 2006 and March 31, 2005
Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and March 31, 2005
Financial Highlights for the three and six months ended March 31, 2006 and March 31, 2005
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Results of Operations
Liquidity and Capital Resources

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Investments at fair value (Cost 3/31/2006:$206,033,242; 9/30/2005: $205,375,554)	$206,461,282	$200,846,763
Cash and cash equivalents	311,090	503,776
Interest receivable – investments in debt securities	1,063,698	1,406,212
Interest receivable – officers	13,015	27,067
Due from custodian	9,251,975	2,624,074
Due from Adviser	320,621	—
Deferred financing fees	23,536	70,000
Prepaid assets	145,036	177,848
Other assets	135,066	137,354
TOTAL ASSETS	$217,725,319	$205,793,094

LIABILITIES
Accounts payable	$4,589	$21,893
Interest payable	278,951	183,707
Fees due to Adviser	230,182	391,322
Borrowings under lines of credit	60,300,000	53,034,064
Accrued expenses and deferred liabilities	249,286	350,665
Funds held in escrow	200,800	200,760
Total Liabilities	61,263,808	54,182,411
Net Assets	$156,461,511	$151,610,683

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,308,510 and 11,303,510 shares issued and outstanding, respectively	$11,309	$11,304
Capital in excess of par value	164,774,090	164,610,873
Notes receivable – employees	(8,722,687)	(8,745,781)
Net unrealized appreciation (depreciation) on investments	428,038	(4,528,791)
Unrealized depreciation on derivative	(229,981)	(253,747)
Realized (loss) gain on sale of investments	(760,845)	42,250
Distributions less than net investment income	961,587	474,575
Total Net Assets	$156,461,511	$151,610,683
Net Assets Per Share	$13.84	$13.41

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt(5)(6)	$7,500,000	$7,500,000
		(13.7%, Due 12/2010)

Allied Extruders, LLC P&O Packaging Acquisition	Polyethylene film manufacturer	Senior Real Estate Term Debt (11.3%,Due 3/2011)	1,000,000	1,000,000
LLC		Senior Term Debt (3)(5)	8,000,000	8,030,000
		(11.3%,Due 3/2011)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (5)	5,880,019	5,894,719
		(10.3%, Due 2/2010)
		Senior Term Debt (3)(5)	8,650,000	8,693,250
		(13.3%, Due 2/2010)

Benetech, Inc.	Dust management systems	Senior Term Debt (5)	2,437,500	2,461,875
	for the coal and electric	(9.6%, Due 5/2009
	utility industries	Senior Term Debt (3)(5)	3,128,125	3,175,047
		(12.6%, Due 5/2009)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (5)	2,495,370	2,375,472
		(13.8%, Due 3/2009)

Country Road	Service-	Senior Subordinated Term
Communications LLC	telecommunications	Debt (5)(6)	5,958,768	6,060,000
Country Road Management, Inc.		(12.6%, Due 7/2013)

Defiance Stamping Company	Manufacturing-trucking	Senior Term Debt (3)(5)	6,325,000	6,317,094
	parts	(12.6%, Due 4/2010)

Doe & Ingalls Management	Distributor-specialty	Senior Term Debt (5)	5,100,000	5,112,750
LLC	chemicals	(9.1%, Due 11/2010)
Doe & Ingalls of North		Senior Term Debt (3)(5)	4,500,000	4,505,625
Carolina Operating LLC		(12.6%, Due 11/2010)
Doe & Ingalls of Florida
Operating LLC
Doe & Ingalls of Virginia
Operating LLC

Finn Corporation	Manufacturing-landscape	Common Stock Warrants	37,000	730,178
	equipment

Gammill, Inc.	Designer and assembler of	Senior Term Debt (5)	2,305,147	2,302,266
	quilting machines and	(9.5%, Due 12/2008)
	accessories	Senior Term Debt (3)(5)	4,601,563	4,572,803
		(12.0%, Due 12/2008)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3)(5)	5,400,000	5,373,000
Technologies, Inc.	products and metal fibers	(13.6%, Due 11/2009)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term
	products	Debt(5)(6)	7,070,737	6,993,500
		(11.8%, Due 6/2011)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3)(5)	$9,666,666	$9,437,083
	instruments, systems	(10.7%, Due 8/2008)
	and services	Senior Term Debt (3)(5)	5,333,334	5,200,001
		(12.5%, Due 8/2008)

Network Solutions LLC	Service-internet domain	Senior Term Debt (6)	4,486,678	4,488,750
	registry and host	(10.0%,Due 1/2012)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term
Northern Contours	laminate components	Debt (5)	7,000,000	7,008,750
of Kentucky, Inc.		(11.6%, Due 5/2010)
Norcon Holding LLC
Norcon Lewis LLC

Penn Engineering & Manufacturing Corp.	Manufacturing-fractional horsepower engines	Senior Subordinated Term Debt (6)	5,008,810	5,050,000
PN Merger Sub Inc.		(10.9%, Due 5/2012)
PEM Holding Co.

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term Debt(5)(6)	10,004,963	10,030,346
		(11.3%, Due 6/2010)

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt(5)(6)	7,820,642	7,823,536
		(11.3%, Due 1/2012)

RCS Management Holding	Service-healthcare	Senior Term Debt (3)	3,000,000	3,000,000
Co.	supplies	(9.3%,Due 1/2011)
		Senior Term Debt (4)	3,000,000	3,000,000
		(11.8%,Due 1/2011)

Santana Plastics	Manufacturing-	Senior Term Debt (3)(5)	5,850,000	5,850,000
	polyethylene	(12.7%, Due 11/2009)
	bathroom partitions	Senior Term Debt (4)(5)	1,901,250	1,901,250
		(13.0%, Due 11/2009)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (7)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(9.3%, Due 2/2007)
Phoenix Optix, Inc.	components	Senior Term Debt (5)	2,975,000	2,978,719
		(9.8%, Due 2/2010)
		Senior Term Debt (3)(5)	2,962,500	2,966,203
		(12.8%, Due 2/2010)

SCS Acquisition Corp.	Service-chemically treated	Credit Facility (8)	—	—
	equipment distribution	(8.6%, Due 12/2011)
		Senior Term Debt (9)	6,500,000	6,500,000
		(8.6%, Due 12/2011)
		Senior Term Debt (3)(10)	6,606,250	6,606,250
		(10.6%, Due 12/2011)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Survey Sampling	Service-telecommunications	Senior Subordinated Term Debt(5)(6)	$2,256,602	$2,269,688
		(12.2%, Due 5/2012)

Tech Lighting LLC	Manufacturing-low voltage lighting systems	Senior Subordinated Term Debt(5)(6)	9,011,222	9,000,000
		(11.5%, Due 10/2010)

Thibaut Acquisition Co.	Design and disbtribution-	Credit Facility (11)	575,000	574,281
	wall coverings	(9.1%,Due 1/2011)
		Senior Term Debt	3,500,000	3,500,000
		(9.1%,Due 1/2011)
		Senior Term Debt (3)	3,000,000	3,000,000
		(11.6%,Due 1/2011)

Visual Edge Technology, Inc.	Service-office supplies	Senior Subordinated Term
Graphic Enterprises, Inc.	distribution	Debt (5)	5,000,000	4,993,750
Copeco, Inc.		(12.6%, Due 8/2011)

Westlake Hardware, Inc.	Retail-hardware and	Senior Subordinated Term
WHI Holding Corp.	variety	Debt (5)	15,000,000	15,000,000
		(11.9%, Due 1/2011)

Xspedius Communications	Service-	Senior Subordinated Term
LLC	telecommunications	Debt (5)	5,185,096	5,185,096
		(15.3%, Due 3/2010)

Total:			$206,033,242	$206,461,282

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

(6) Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of March 31, 2005, from the respective originating syndication agent’s trading desk.

(7) Availability under the credit facility totals $500,000.  There were no borrowings outstanding at March 31, 2006.

(8) Availability under the credit facility totals $2,500,000.  There were no borrowings outstanding at March 31, 2006.

(9) Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,500,000 at March 31, 2006.

(10) Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,606,250 at March 31, 2006.

(11) Availability under the credit facility totals $1,000,000.  Borrowings of $575,000 were outstanding at March 31, 2006.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2005

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt (6)	$7,500,000	$7,500,000
		(12.6%, Due 12/2010)

Allied Extruders, Inc.	Polyethylene film	Senior Term Debt (3)	3,950,000	3,964,813
	manufacturer	(12.3%, Due 7/2009)

ARI Holdings, Inc. (11) (12)	Manufacturing-auto parts	Senior Term Debt	3,933,939	2,880,000
		(12.8%, Due 2/2008)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (6)	6,615,019	6,615,019
		(9.2%, Due 2/2010)
		Senior Term Debt (3)(6)	8,650,000	8,650,000
		(12.2%, Due 2/2010)

Benetech, Inc.	Dust management systems	Senior Term Debt (6)	2,762,500	2,783,219
	for the coal and electric	(8.7%, Due 5/2009)
	utility industries	Senior Term Debt (3)(6)	3,209,375	3,249,492
		(11.7%, Due 5/2009)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (6)	2,927,382	2,898,968
		(13.0%, Due 3/2009)

Country Road	Service-	Senior Subordinated Term Debt	5,955,942	6,060,000
Communications LLC	telecommunications	(11.6%, Due 7/2013)
Country Road Management, Inc.

Coyne International	Industrial services	Senior Term Debt (3)(5)(6)	6,375,052	6,367,083
Enterprises		(13.0%, PIK 2%, Due 7/2007)

Defiance Stamping	Manufacturing-trucking	Senior Term Debt (3)	6,325,000	6,332,906
Company	parts	(11.7%, Due 4/2010)

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6)	10,500,000	7,350,000
		(13.0%, Due 2/2006)
		Common Stock Warrants	37,000	682,114

Gammill, Inc.	Designer and assembler of	Senior Term Debt (6)	3,771,427	3,771,427
	quilting machines and	(9.5%, Due 12/2008)
	accessories	Senior Term Debt (3)(6)	4,690,625	4,667,172
		(12.0%, Due 12/2008)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3)(6)	5,500,000	5,486,250
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)

Infor Global Solutions Ltd.	Enterprise application solutions	Senior Subordinated Term Debt (7)	6,821,250	7,070,000
		(11.0%, Due 4/2012)

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt(6)	7,067,923	7,064,500
		(11.0%, Due 6/2011)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Marcal Paper Mills, Inc. (12)	Manufacturing-paper products	Senior Subordinated Term Debt (6)	$6,275,000	$6,149,500
		(13.0%, Due 12/2006)
		First Mortgage Loan (5)	9,277,877	9,277,877
		(16%, PIK 1%, Due 12/2006)

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3)(6)	9,666,666	9,461,249
	instruments, systems	(10.5%, Due 8/2008)
	and services	Senior Term Debt (3)(6)	4,833,334	4,724,584
		(12.5%, Due 8/2008)
		Senior Term Debt (3)(6)	1,000,000	982,500
		(13.5%, Due 8/2008)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term
Northern Contours		Debt (8)	7,000,000	7,000,000
of Kentucky, Inc.	laminate components	(10.7%, Due 5/2010)
Norcon Holding LLC
Norcon Lewis LLC

Penn Engineering &	Manufacturing-fractional	Senior Subordinated Term	5,009,524	5,050,000
Manufacturing Corp.		Debt (8)
PN Merger Sub Inc.	horsepower engines	(10.0%, Due 5/2012)
PEM Holding Co.

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term Debt (6)	8,609,566	8,627,500
		(10.3%, Due 6/2010)

Puerto Rico Cable	Service-	Senior Subordinated Term Debt	5,050,182	5,075,000
Acquisition Company, Inc.	telecommunications	(10.3%, Due 1/2012)

Regency Gas Services LLC	Midstream gas gathering and processing	Senior Subordinated Term Debt (7)	5,029,188	5,037,500
		(9.9%, Due 12/2010)

Santana Plastics	Manufacturing-	Senior Term Debt (3)(6)	6,000,000	6,007,500
	polyethylene bathroom	(11.7%, Due 11/2009)
	partitions	Senior Term Debt (4)(6)	1,950,000	1,952,438
		(13.0%, Due 11/2009)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (9)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(8.0%, Due 3/2006)
Phoenix Optix, Inc.	components	Senior Term Debt (3)(6)	3,237,500	3,241,547
		(8.7%, Due 2/2010)
		Senior Term Debt (6)	3,000,000	3,003,750
		(12.0%, Due 2/2010)

Survey Sampling	Service-telecommunications	Senior Subordinated Term Debt (6)	4,514,105	4,539,375
		(11.0%, Due 5/2012)

Tech Lighting LLC	Manufacturing-low voltage lighting systems	Senior Subordinated Term Debt (6)	9,012,452	9,067,500
		(10.4%, Due 10/2010)

Visual Edge Technology, Inc. Graphic Enterprises, Inc.	Service-office supplies distribution	Senior Subordinated Term Debt	5,000,000	5,000,000
Copeco, Inc.		(11.7%, Due 8/2011)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Woven Electronics Corporation	Custom electrical cable	Senior Term Debt (4)(6)(10)	$8,344,999	$8,776,435
	assemblies	(11.5%, Due 3/2009)

Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (6)	5,972,727	4,479,545
		(14.3%, Due 3/2010)

Total:			$205,375,554	$200,846,763

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
INVESTMENT INCOME
Interest income – investments	$6,875,264	$5,198,180
Interest income – cash and cash equivalents	4,624	5,130
Interest income – notes receivable from employees	107,033	113,599
Prepayment fees and other income	13,779	569,620
Total investment income	7,000,700	5,886,529

EXPENSES
Loan servicing (Refer to Note 12)	734,644	585,542
Management fee (Refer to Notes 12 and 15)	352,379	390,007
Professional fees	110,887	156,383
Amortization of deferred financing fees	32,286	91,912
Interest expense	948,166	439,521
Stockholder related costs	115,864	104,541
Directors fees	30,212	24,000
Insurance expense	50,590	43,890
Stock option compensation	34,065	—
General and administrative exepnses	60,791	69,475
Expenses before credit from Gladstone Management	2,469,884	1,905,271
Credit to management fee for fees collected by Gladstone Management
(Refer to Note 15)	(673,000)	(450,000)
Total expenses net of credit to management fee	1,796,884	1,455,271

NET INVESTMENT INCOME BEFORE INCOME TAXES	5,203,816	4,431,258
Income tax expense	—	—
NET INVESTMENT INCOME	5,203,816	4,431,258

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investments	377,500	20,000
Unrealized appreciation on derivative	24,658	15,848
Net unrealized depreciation on investments	(15,593)	(191,728)
Net gain (loss) on investments	386,565	(155,880)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,590,381	$4,275,378

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.49	$0.38
Diluted	$0.48	$0.37

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,308,510	11,288,833
Diluted	11,536,360	11,620,603

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended March 31
	2006	2005
INVESTMENT INCOME
Interest income – investments	$12,722,371	$10,905,523
Interest income – cash and cash equivalents	13,536	21,470
Interest income – notes receivable from employees	214,126	228,317
Prepayment fees and other income	80,986	809,620
Total investment income	13,031,019	11,964,930

EXPENSES
Loan servicing (Refer to Note 12)	1,450,059	1,116,494
Management fee (Refer to Notes 12 and 15)	621,080	717,309
Professional fees	233,353	395,105
Amortization of deferred financing fees	58,536	183,824
Interest expense	1,600,244	611,251
Stockholder related costs	244,799	176,310
Directors fees	54,212	51,000
Insurance expense	101,367	90,162
Stock option compensation	77,322	—
General and administrative exepnses	116,580	112,635
Expenses before credit from Gladstone Management	4,557,552	3,454,090
Credit to management fee for fees collected by Gladstone Management
(Refer to Note 15)	(1,223,000)	(736,500)
Total expenses net of credit to management fee	3,334,552	2,717,590

NET INVESTMENT INCOME BEFORE INCOME TAXES	9,696,467	9,247,340
Income tax expense	50,237	138,678
NET INVESTMENT INCOME	9,646,230	9,108,662

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized (loss) gain on sale of investments	(803,095)	29,750
Unrealized appreciation (depreciation) on derivative	23,766	(8,963)
Net unrealized appreciation on investments	4,956,829	90,877
Net gain on investments	4,177,500	111,664

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,823,730	$9,220,326

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$1.22	$0.82
Diluted	$1.20	$0.79

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,307,510	11,283,671
Diluted	11,555,479	11,614,219

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Six Months Ended March 31,
	2006	2005
Operations:
Net investment income	$9,646,230	$9,108,662
Net realized (loss) gain on sale of investments	(803,095)	29,750
Unrealized appreciation (depreciation) on derivatives	23,766	(8,963)
Net unrealized appreciation on investments	4,956,829	90,877
Net increase in net assets from operations	13,823,730	9,220,326

Capital transactions:
Distributions to stockholders	(9,159,218)	(8,125,327)
Stock option compensation	77,322	—
Issuance of common stock under stock option plan	85,900	157,500
Repayment of principal on employee notes	23,094	773,389
Shelf offering costs	—	(111,233)
Decrease in net assets from capital share transactions	(8,972,902)	(7,305,671)

Total increase in net assets	4,850,828	1,914,655
Net assets at beginning of year	151,610,683	152,226,655
Net assets at end of period	$156,461,511	$154,141,310

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$13,823,730	$9,220,326
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net amortization of premiums and discounts	(121,151)	(8,267)
Amortization of deferred financing fees	58,536	183,824
Stock compensation	77,322	—
Realized loss on investments	1,180,595	—
Unrealized (appreciation) depreciation on derivative	(23,766)	8,963
Change in net unrealized appreciation	(4,956,829)	(90,877)
Decrease (increase) in interest receivable	356,566	(272,193)
Increase in funds due from custodian	(6,627,901)	(13,268,958)
Decrease in prepaid assets	32,812	36,136
(Increase) decrease in due from affiliate	(320,621)	109,639
Decrease in other assets	26,054	4,038
(Decrease) increase in accounts payable	(17,304)	141
Increase in interest payable	95,244	49,810
Decrease in accrued expenses and deferred liabilities	(101,379)	(608,523)
(Decrease) increase in fees due to affiliate	(161,140)	53,732
Increase in funds held in escrow	40	—
Increase in investment balance due to payment in kind interest	(74,701)	(275,483)
Net cash provided by (used in) operating activities	3,246,107	(4,857,692)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(65,159,566)	(91,463,375)
Principal repayments on investments	63,517,133	59,835,625
Repayment of repurchase agreements	—	(21,345,997)
Receipt of principal on notes receivable - employees	23,094	773,389
Net cash used in investing activities	(1,619,339)	(52,200,358)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from the lines of credit	69,780,000	100,400,000
Repayments on the lines of credit	(62,514,064)	(82,043,547)
Distributions paid	(9,159,218)	(8,125,327)
Exercise of employee stock options	85,900	157,500
Deferred financing fees	(12,072)	—
Shelf offering costs	—	(111,233)
Net cash (used in) provided by financing activities	(1,819,454)	10,277,393

NET DECREASE IN CASH AND CASH EQUIVALENTS (1)	(192,686)	(46,780,657)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	503,776	65,954,840
CASH AND CASH EQUIVALENTS, END OF PERIOD	$311,090	$19,174,183

CASH PAID DURING PERIOD FOR INTEREST	$1,505,000	$417,143
CASH PAID DURING PERIOD FOR INCOME TAXES	$—	$138,678

(1) Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Per Share Data (1)
Net asset value at beginning of period	$13.74	$13.58
Income from investment operations:
Net investment income (2)	0.46	0.39
Realized (loss) gain on sale of investments (2)	0.03	—
Net unrealized gain (loss) on investments (2)	—	(0.02)
Net unrealized gain on derivatives (2)	—	—
Total from investment operations	0.49	0.37
Less distributions:
Distributions from net investment income	(0.41)	(0.36)
Total distributions	(0.41)	(0.36)
Issuance of common stock under stock option plan	—	0.01
Repayment of principal on notes receivable	—	0.06
Dilutive effect of share issuance	—	(0.02)
Effect of antidilution (3)	0.02	—
Net asset value at end of period	$13.84	$13.64

Per share market value at beginning of period	$21.38	$23.70
Per share market value at end of period	21.55	21.22
Total return (4)(5)	2.78%	-9.07%
Shares outstanding at end of period	11,308,510	11,298,510

Ratios/Supplemental Data
Net assets at end of period	$156,461,511	$154,141,310
Average net assets	$154,397,504	$152,288,314
Ratio of expenses to average net assets-annualized (6)	6.40%	5.00%
Ratio of net expenses to average net assets-annualized (7)	4.66%	3.82%
Ratio of net investment income to average net assets-annualized	13.48%	11.64%

(1)     Basic per share data.

(2)     Based on weighted average basic per share data.

(3)     This represents the antidilutive impact of other components in changes in net assets and the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

(4)     Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

(5)     Amounts were not annualized.

(6)     Ratio of expenses to average net assets is computed using expenses before credit from Gladstone Management and including income tax expense.

(7)     Ratio of net expenses to average net assets is computed using total expenses net of credits to management fee and including income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Six Months Ended March 31,
	2006	2005
Per Share Data (1)
Net asset value at beginning of period	$13.41	$13.50
Income from investment operations:
Net investment income (2)	0.85	0.81
Realized (loss) gain on sale of investments (2)	(0.07)	—
Net unrealized gain on investments (2)	0.44	0.01
Net unrealized gain (loss) on derivatives (2)	—	—
Total from investment operations	1.22	0.82
Less distributions:
Distributions from net investment income	(0.81)	(0.72)
Total distributions	(0.81)	(0.72)
Issuance of common stock under stock option plan	0.01	0.01
Repayment of principal on notes receivable	—	0.07
Dilutive effect of share issuance	—	(0.03)
Offering costs	—	(0.01)
Effect of antidilution (3)	0.01	—
Net asset value at end of period	$13.84	$13.64

Per share market value at beginning of period	$22.55	$22.71
Per share market value at end of period	21.55	21.22
Total return (4)(5)	-0.75%	-3.66%
Shares outstanding at end of period	11,308,510	11,298,510

Ratios/Supplemental Data
Net assets at end of period	$156,461,511	$154,141,310
Average net assets	$152,679,547	$151,859,115
Ratio of expenses to average net assets-annualized (6)	6.04%	4.73%
Ratio of net expenses to average net assets-annualized (7)	4.43%	3.76%
Ratio of net investment income to average net assets-annualized	12.64%	12.00%

(1)     Basic per share data.

(2)     Based on weighted average basic per share data.

(3)     This represents the antidilutive impact of other components in changes in net assets and the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end.

(4)     Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

(5)     Amounts were not annualized.

(6)     Ratio of expenses to average net assets is computed using expenses before credit from Gladstone Management and including income tax expense.

(7)     Ratio of net expenses to average net assets is computed using total expenses net of credits to management fee and including income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

NOTE 4.  COMMON STOCK TRANSACTIONS

As of March 31, 2005 and March 31, 2006, 50,000,000 shares of $0.001 par value common stock were authorized and 11,298,510 and 11,308,510 shares were outstanding, respectively.

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2004	11,278,510	$11,279
Issuance of Common Stock Under Stock Option Plan	20,000	20
Balance at March 31, 2005	11,298,510	$11,299

Balance at September 30, 2005	11,303,510	$11,304
Issuance of Common Stock Under Stock Option Plan	5,000	5
Balance at March 31, 2006	11,308,510	$11,309

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

Prior to October 1, 2005, the Company accounted for stock-based awards in accordance with APB No. 25. For the three and six months ended March 31, 2006, the Company recorded stock option compensation expense for the cost of stock options issued under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”) of $34,065 and $77,322, respectively. The Company’s expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.003 and $0.01 for the three and six months ended March 31, 2006, respectively.  Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company’s effective tax rate.  The Company does not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued under the Company’s 2001 Plan. The following table illustrates the effect on net increase to net assets resulting from operations and net increase to net assets resulting from operations per share for the three and six months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net increase in net assets resulting from operations as reported:	$4,275,378	$9,220,326

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(76,222)	(148,577)

Pro forma net increase in net assets resulting from operations per share	$4,199,156	$9,071,749

As reported - basic	$0.38	$0.82
As reported - diluted	$0.37	$0.79

Pro forma-basic	$0.37	$0.80
Pro forma-diluted	$0.36	$0.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which incorporates a risk free interest rate, an expected life, an expected volatility factor, and an expected dividend yield.

The following is a summary of the status of the Company’s 2001 Plan from September 30, 2005 through March 31, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at October 1, 2005	1,307,998	$17.81
Granted	2,500	$21.17
Expired	—	$—
Exercised	(5,000)	$17.18
Forfeited	(5,000)	$22.55
Options outstanding at March 31, 2006, of which 1,300,498 shares are exercisable	1,300,498	$17.80

The following is a detailed summary of the stock options outstanding at March 31, 2006:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$15.00 - $21.94	971,498	5.99	$16.07
$22.21 - $24.39	329,000	8.14	$22.90
Total	1,300,498	6.53	$17.80

On December 2, 2005, the Company held a special meeting of stockholders in which the stockholders voted to approve a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with the Adviser and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration LLC, a wholly-owned subsidiary of the Adviser.  (Please refer to Note 15. Advisory Agreement with Gladstone Management Corporation for further discussion.)  In connection with the approval of the Amended Advisory Agreement, the Company will terminate the 2001 Plan, and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time.  The stockholders voted to replace the 2001 Plan with an incentive fee component of the advisory fee in place between the Company and the Adviser.  The new incentive fee will take effect on the later of October 1, 2006, the first day of the Company’s 2007 fiscal year, or the first day of the fiscal quarter following the termination or exercise of the last outstanding stock options under the 2001 Plan.  As of March 31, 2006, no formal plan has been enacted and therefore, there is no change in the remaining contractual lives of the outstanding options. (Please refer to Note 17. Subsequent Events for further discussion.)

NOTE 6. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three and six months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Numerator for basic and diluted net increase in net assets resulting from operations per share	$5,590,381	$4,275,378	$13,823,730	$9,220,326

Denominator for basic weighted average shares	11,308,510	11,288,833	11,307,510	11,283,671
Dilutive effect of stock options	227,850	331,770	247,969	330,548
Denominator for diluted weighted average shares	11,536,360	11,620,603	11,555,479	11,614,219

Basic net increase in net assets resulting from operations per share	$0.49	$0.38	$1.22	$0.82

Diluted net increase in net assets resulting
from operations per share	$0.48	$0.37	$1.20	$0.79

There were 1,300,498 options outstanding to purchase common stock at March 31, 2006. Of these, 338,500 and 336,000 options were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2006, respectively, because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, were anti-dilutive.

NOTE 7. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held from one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  The Company currently pays a monthly dividend.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The following table lists the per share dividends paid for the three and six months ended March 31, 2006 and March 31, 2005:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2006	Mar. 23, 2006	Mar. 31, 2006	$0.135
	Feb. 20, 2006	Feb. 28, 2006	$0.135
	Jan. 19, 2006	Jan. 31, 2006	$0.135
	Dec. 21, 2005	Dec. 30, 2005	$0.135
	Nov. 21, 2005	Nov. 30, 2005	$0.135
	Oct. 21, 2005	Oct. 31, 2005	$0.135

2005	Mar. 18, 2005	Mar. 31, 2005	$0.12
	Feb. 11, 2005	Feb. 28, 2005	$0.12
	Jan. 14, 2005	Jan. 28, 2005	$0.12
	Dec. 17, 2004	Dec. 30, 2004	$0.12
	Nov. 17, 2004	Nov. 30, 2004	$0.12
	Oct. 18, 2004	Oct. 29, 2004	$0.12

NOTE 8. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. The Company currently engages Standard & Poor’s Loan Evaluation Service (“S&P”) to perform independent valuations of its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success or exit fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a lag between when the Company closes a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of the loan in accordance with the Company’s valuation policy without the input of S&P.  Because S&P does not perform independent valuations of mortgage loans or equity securities, the Board of Directors also determines the fair value of these investments without the input of S&P.  The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations.

NOTE 9. PAYMENT IN KIND INTEREST

The Company seeks to avoid payment in kind (“PIK”) interest, however the Company had one loan in its portfolio that contained a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in Note 7, above), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. For the three and six months ended March 31, 2006, the Company recorded PIK interest income of $30,707 and $63,217, respectively and for the three and six months ended March 31, 2005, the Company recorded PIK interest income of $130,313 and $271,276, respectively.  At March 31, 2006, the Company had no accrued PIK income on its balance sheet as compared to September 30, 2005 in which the Company had accrued on its balance sheet PIK income of $1,273,251.  On March 31, 2006, the Company’s sole investment that contained a PIK provision repaid in full.

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

The Company had no outstanding repurchase agreement at March 31, 2006 or at September 30, 2005.  On October 1, 2004, the Company repaid an outstanding repurchase obligation from September 30, 2004 and this repayment is reflected in the Consolidated Statement of Cash Flows for the six months ended March 31, 2005.

NOTE 11. CONTRACTUAL OBLIGATIONS

As of March 31, 2006, the Company was a party to a signed and non-binding term sheet for two potential investments and was due to fund another investment for the Company’s portfolio.  The Company expects to fund these potential investments as follows:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	22,000,000	22,000,000
Total	$22,000,000	$22,000,000	$—	$—	$—

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

NOTE 12. LINES OF CREDIT

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”), which originally matured in June 2005 and has been extended through December 31, 2006.  Interest on outstanding borrowings is based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit is subject to a fee of 0.2% per annum.  The BB&T Agreement requires the Company to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of March 31, 2006, there were no borrowings outstanding under the BB&T line of credit and $15.0 million of available borrowings.  At March 31, 2006 the Company was in compliance with all covenants under the BB&T Agreement.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has a $100 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. In May 2005, the Company renewed the DB Facility through May 26, 2006.  As of March 31, 2006, the outstanding principal balance under the DB Facility was approximately $60.3 million at an interest rate of 4.7%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2006, the remaining borrowing capacity available under the DB Facility was approximately $39.7 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2006, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At March 31, 2006, the amount due from custodian was $9,251,975 and at September 30, 2005, the amount due from custodian was $2,624,074.

Effective July 12, 2004, Gladstone Management, the Company’s affiliated external adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that Gladstone Management would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2006, the Company was in compliance with all covenants under the performance guaranty.  Gladstone Management services these loans for an annual fee of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the DB Facility.  For the three and six months ended March 31, 2006, the Company recorded loan servicing fees of $734,644 and $1,450,059, respectively, as compared to $585,542 and $1,116,494 for the three and six months ended March 31, 2005, respectively.  At March 31, 2006, the Company owed $230,182 of unpaid loan servicing fees to Gladstone Management, which are recorded in fees due to Adviser.  At September 30, 2005, the Company owed $207,619 in loan servicing fees to Gladstone Management, recorded in fees due to Adviser.

Loan servicing fees received by Gladstone Management are credited to the Company’s advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three months ended March 31, 2006 and March 31, 2005 was reduced by $734,644 and $585,542, respectively, and for December 31, 2005 and December 31, 2004, was reduced by $715,415 and $530,952, respectively, in respect of these loan servicing fees received by Gladstone Management.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $22.7 million and it has a current fair value of approximately $74,019 which is recorded in other assets on the Company’s consolidated balance sheet at March 31, 2006.  At September 30, 2005, the interest rate cap agreement had a fair value of $50,253.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.

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

While Gladstone Management receives all fees in connection with the Company’s investments, such fees received by Gladstone Management are credited to the Company as a reduction of the advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  For the three months ended March 31, 2006 and March 31, 2005, Gladstone Management received $673,000 and $450,000, respectively, for fees rendered to portfolio companies and for the three months ended December 31, 2005 and December 31, 2004, Gladstone Management received $550,000 and $286,500, respectively, of such fees. None of these fees were for managerial assistance even though Gladstone Management provided managerial assistance to many of the Company’s portfolio companies.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three months ended March 31, 2006 and March 31, 2005 was reduced by $673,000 and $450,000, respectively, and for the three months ended December 31, 2005 and December 31, 2004 was reduced by $550,000 and $286,500, respectively, in respect of these fees received by Gladstone Management.

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

Gladstone Management services the loans held by Business Loan, in return for which, Gladstone Management receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to Gladstone Management are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee and are shown above the direct credits line item in the table below.  For the three months ended March 31, 2006 and December 31, 2005, these loan servicing fees totaled $734,644 and $715,415, respectively, as compared to the loan servicing fees for the three months ended March 31, 2005 and December 31, 2004 of $585,542 and $530,952, respectively, all of which were credited against the 2% management fee in order to derive the management fee which is presented as the line item management fee in the consolidated statement of operations.  Under the advisory agreement, Gladstone Management also provides the managerial assistance and other services to the Company’s portfolio companies.  To the extent that Gladstone Management receives any fees directly from a portfolio company for such services, Gladstone Management credits these fees directly against the 2% management fee and these amounts are shown in the table below as a credit to the management fee.  For the three months ended March 31, 2006 and December 31, 2005, Gladstone Management recorded $673,000 and $550,000, respectively of such fees and credited this amount against the 2% management fee received from the Company, as compared such fees for March 31, 2005 and December 31, 2004 of $450,000 and $286,500, these credits are reflected on the consolidated statement of operations as credit to management fees for fees collected by Gladstone Management.  Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The following tables set forth the quarterly computation of the management fee for the three months ended March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee and 0.1875% quarterly administrative fee):

	Three Months Ended
	March 31, 2006	December 31, 2005
Fee:
Total assets at	$217,404,695	$211,823,244
Less: Borrowings under line of credit at	—	(15,000,000	)(a)
Total assets subject to fee as of	217,404,695	196,823,244
Quarterly fee rate	0.50%	0.50%
Gross management fee before loan servicing fee credit	1,087,023	984,116
Less: loan servicing fee from Gladstone Business Loan LLC	734,644	715,415
Management fee before credit:	352,379	268,701
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	673,000	550,000
Net management fee for the three months ended (c):	$(320,621)		$(281,299)

	Three Months Ended
	March 31, 2005		December 31, 2004
Fee:
Total assets at	$213,753,998		$194,085,591
Less: Borrowings under line of credit at	(18,644,179	)(b)	(22,435,000	)(b)
Total assets subject to fee as of	195,109,819		171,650,591
Quarterly fee rate	0.50%		0.50%
Gross management fee before loan servicing fee credit	975,549		858,254
Less: loan servicing fee from Gladstone Business Loan LLC	585,542		530,952
Management fee before credit:	390,007		327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	450,000		286,500
Net management fee for the three months ended (c):	$(59,993)		$40,802

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

(b)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for the purpose of satisfying the Company’s asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

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

The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s assets and an income-based incentive fee which will reward the Adviser if the Company’s quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of net assets.  The agreement also provides for an annual capital gains-based incentive fee, whereby the Adviser will receive an annual fee equal to 20% of the Company’s realized capital gains (net of realized capital losses and unrealized capital depreciation since inception of the Company).  Under the Administration Agreement, the Company will pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and the Company’s allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer and controller and their respective staffs.

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

During the six months ended March 31, 2006, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded, such as fees received from portfolio companies, resulting in aggregate federal and state income taxes of $138,678 during the six months ended March 31, 2005.

NOTE 17. SUBSEQUENT EVENTS

In April 2006, the Company purchased a $1.0 million syndicated loan participation in Bresnan Broadband Holdings LLC, a $1.0 million syndicated loan participation in Cavalier Telephone Corp, and reentered an $8.0 million syndicated loan participation in John Henry Holdings, Inc. John Henry Holdings, Inc., Polar Corporation, and Santana Plastics repaid their entire investments of approximately $7.1 million, $10.0 million, and $7.8 million, respectively.

In April 2006, the Company’s Board of Directors declared the following monthly dividends:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2006	June 22, 2006	June 30, 2006	$0.135
	May 22, 2006	May 31, 2006	$0.135
	April 20, 2006	April 28, 2006	$0.135

On April 11, 2006, the Company’s Board of Directors approved an offer to current stock option holders to amend the terms of all outstanding stock options under the 2001 Plan to accelerate the contractual expiration date of these options to September 30, 2006. The offer is conditioned upon the acceptance by 100% of the current stock option holders. If the offer is accepted by 100% of the current stock option holders, then, effective October 1, 2006, the Company will implement the Amended Advisory Agreement and the Administration Agreement. The Company’s Board of Directors also accelerated in full the vesting of all outstanding options other than options held by the Company’s non-employee Directors. The impact of this modification to the 2001 Plan will be the recognition of compensation expense of approximately $13,000 in the third quarter of fiscal year 2006.

In addition, the Board of Directors of the Adviser has voluntarily agreed to waive, on a temporary basis, certain fees paid by the Company to the Adviser under the Advisory Agreement. The Company currently pays 1.25% of its total assets (as reduced by cash and cash equivalents pledged to creditors) and the waiver provides that the 1.25% will be reduced to 0.5% for the portion of total assets that consists of investments in senior and second lien syndicated loans. The Adviser also agreed to waive the administrative fee of 0.75% for the senior syndicated loans; however, there is no waiver of the administrative fee for second lien syndicated loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance or maintain our credit facilities on terms reasonably acceptable to us, if at all in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 13, 2005 and under Part II, Item 1A of this Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

We seek out small and medium-sized businesses that meet certain criteria, including some or all of the following:  (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with a significant ownership interest in the borrower, (4) profitable operations based on the borrower’s cash flow, (5) reasonable capitalization of the borrower (usually by buyout funds or venture capital funds) and (6) the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering by the borrower or by exercise of our right to require the borrower to buy back its warrants. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

Our loans typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “payment in kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. There was no PIK accrued on our balance sheet as of March 31, 2006.

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

During the six months ended March 31, 2006, we extended, directly or through participations, approximately $65.2 million of new loans to a total of nine companies. Also, during the six months ended March 31, 2006, four borrowers repaid loans ahead of contractual maturity at par value, we sold one investment at a gain of approximately $0.4 million and we sold three loan investments at a loss of approximately $1.2 million, for an aggregate return of capital of approximately $54.6 million and we received scheduled contractual principal repayments of approximately $8.9 million, for total principal repayments of approximately $63.5 million. Since our initial public offering in August 2001, we have made 93 different loans to, or investments in, 55 companies for a total of approximately $431.3 million, before giving effect to principal repayments on investments and divestitures.

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

Gladstone Management services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”) in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the facility. For the three months ended March 31, 2006 and March 31, 2005 we incurred $734,644 and $585,542, respectively and for the six months ended March 31, 2006 and March 31, 2005, we incurred approximately $1,450,059 and $1,116,494, respectively, in loan servicing fees.

For the three months ended March 31, 2006, the gross management fee, before reductions for loan servicing fees and other fees was approximately $1.1 million. After being reduced by loan servicing fees of approximately $735,000 and other fees received by Gladstone Management of $673,000, our net management fee for the three months ended March 31, 2006 was a credit of approximately $321,000. For the three months ended March 31, 2005, the gross management fee, before reductions for loan servicing fees and other fees was approximately $976,000. After being reduced by loan servicing fees of approximately $586,000 and other fees received by Gladstone Management of $450,000, our net management fee for the three months ended March 31, 2005 was a credit of approximately $60,000. For the three months ended December 31, 2005 and December 31, 2004, the gross management fee, before reductions for loan servicing fees and other fees was approximately $984,000 and $858,000, respectively. After being reduced by loan servicing fees of approximately $715,000 and $531,000, respectively, and other fees received by Gladstone Management of approximately $550,000 and $286,500, respectively, our net management fees for the three months ended December 31, 2005 and December 31, 2004 was a credit of $281,299 and $40,802, respectively. Since the fees are computed quarterly it is necessary to sum the two quarters in order to derive the year to date management fee, therefore for the six months ended March 31, 2006 and March 31, 2005 gross management fees before reductions were approximately $2.1 million and $1.8 million, respectively, and the aggregate net management fees after reductions were credits of approximately $602,000 and $19,200, respectively, for the six months ended March 31, 2006 and March 31, 2005.

On December 2, 2005, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with Gladstone Management and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.

The Amended Advisory Agreement provides for an annual base management fee equal to 2% of our assets and an income-based incentive fee which will reward the Adviser if our quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of our net assets. The agreement also provides for an annual capital gains-based incentive fee, whereby the Adviser will receive an annual fee equal to 20% of our realized capital gains (net of realized capital losses and unrealized capital depreciation since inception of the Company). Under the Administration Agreement, we will pay separately for our allocable portion of the Administrator’s overhead expenses in performing our obligations, including rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.

The Amended Advisory Agreement and Administration Agreement will not become effective as long as the Amended and Restated 2001 Equity Incentive Plan (the “Plan”) is in effect or as long as there are any outstanding stock options. In connection with the approval of the Amended Advisory Agreement, and pursuant to an offer approved by our Board of Directors on April 11, 2006, we have extended an offer to current stock option holders to amend the terms of all outstanding stock options under the Plan to accelerate the contractual expiration date of these options to September 30, 2006. The offer was filed with the U.S. Securities and Exchange Commission on April 12, 2006, and is conditioned upon the acceptance by 100% of the current stock option holders. If the offer is accepted by 100% of the current stock option holders, then, effective October 1, 2006, the Company will implement the Amended Advisory Agreement and the Administration Agreement. The offer to amend the stock options is currently scheduled to expire on May 31, 2006, however it may be extended at our discretion. The Amended Advisory Agreement and Administration Agreement will not become effective as long as the Plan is in effect or as long as there are any outstanding stock options. The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective.

Our Board of Directors also accelerated in full the vesting of all outstanding options other than options held by the non-employee Directors effective April 11, 2006. This action resulted in accelerated vesting of 34,500 outstanding options.

As of April 25, 2006 there are 1,300,498 outstanding options under the Plan, and no further options will be granted. The shares underlying these stock options have been registered under the Securities Act of 1933 (as amended). 1,270,498 of these options are now vested following the April 11, 2006 acceleration of 34,500 unvested options by our Board of Directors. Upon exercise, the holders of these options will be able to publicly resell their shares without restriction. Sales of substantial amounts of our common stock in the public market, pursuant to such registration statement, such option exercises, under Rule 144 or otherwise, or the availability of such shares for sale, including as a result of the recent actions taken by our Board of Directors to facilitate the implementation of the Amended Advisory Agreement and Administration Agreement, could adversely affect the prevailing market prices for our common stock, and could dilute the interests of existing stockholders. This would be particularly the case if a significant number of option holders elect not to “exercise and hold” their options, but rather seek to monetize their option holdings through broker-assisted cashless exercises. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

In addition, the Board of Directors of the Adviser has voluntarily agreed to waive, on a temporary basis, certain fees paid by us to the Adviser under the Advisory Agreement. We currently pay 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors) and the waiver provides that the 1.25% will be reduced to 0.5% for the portion of total assets that consists of investments in senior and second lien syndicated loans. The Adviser also agreed to waive the administrative fee of 0.75% for the senior syndicated loans; however, there is no waiver of the administrative fee for second lien syndicated loans.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of March 31, 2006.

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

General Valuation Policy: We value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations (“NRSRO”), such as certain participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date.

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

We currently engage Standard & Poor’s Loan Evaluation Service (“S&P”) to help evaluate the value of the majority of our loan securities (other than those which are publicly traded or for which a limited market exists, as described above), as well as for evaluations on success fees (conditional interest included in some loan securities). We and S&P only evaluate the value of a success fee if the probability of receiving the success fee on a given loan is above 6-8%, a threshold of significance, in which case a value is assigned. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to S&P. S&P makes its independent assessment of the data that we have assembled and assesses its own data to determine market values for the securities. With regard to its work, S&P has issued the following paragraph:

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

With our assessment and S&P value estimates as a backdrop, our Board of Directors votes to accept or not accept the analyses and values recommended by management and S&P. At March 31, 2006 and September 30, 2005, the Board of Directors elected to accept the valuations recommended by S&P on the loans in our portfolio as denoted on the Schedule of Investments as of March 31, 2006 and September 30, 2005 in our consolidated financial statements. Subsequent to September 30, 2005, the fair value of our investment in ARI Holdings, Inc. was reduced from the value proposed by S&P because the investment was sold in November 2005 at a value less than that indicated by S&P on September 30, 2005. Our Board of Directors determined to reduce the value proposed by S&P to the value of the sale price and as such the sale price of the investment is reflected in the fair value on our Schedule of Investments as of September 30, 2005 in our consolidated financial statements.

Because there is a delay between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of these loans in accordance with our valuation policy. These new loans are usually valued at par. Because S&P does not provide values for mortgage loans or equity securities, our Board of Directors also determines the fair value of these investments using our valuation policy without the input of S&P. At March 31, 2006, we had one mortgage loan in our portfolio for at a cost basis of $1.0 million.

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

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by nationally recognized statistical rating organizations (“NRSRO”) as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses that can afford to pay an NRSRO to rate their securities. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that are not used in the NRSRO rating. It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation BBB as the best risk rating.

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default: and the EL is greater than 20%

(a) the default rates set here are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. The following table lists the risk ratings for all of the debt securities outstanding at March 31, 2006, December 31, 2005 and September 30, 2005:

Rating	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005
Average	7.1	7.1	7.0
Weighted Average	7.1	7.2	7.1
Highest	9.0	9.0	9.0
Lowest	4.0	5.0	5.0

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. Currently, none of our investments are on non-accrual. At March 31, 2006, no payments were past due on any of our debt securities. At September 30, 2005, ARI Holdings, Inc. was past due on its payments and was placed on non-accrual. This investment was sold in November 2005 at an approximate loss of $1.1 million. We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market). If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. If the security is not publicly traded, but a limited market for the security exists, such as for syndicated loans, and if the security has been rated by a NRSRO, then we value the loan at the indicative bid price offered by the syndication agent on the valuation date. At March 31, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 11 debt securities in our portfolio. At September 30, 2005, none of the debt securities in our portfolio were publicly traded and there was a limited market for 12 debt securities in our portfolio.

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

•                  pending reorganization activity affecting the issuer, such as mergers or debt restructuring;

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

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security. If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust. At March 31, 2006 and September 30, 2005 there was no market for any of the equity securities we owned. If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities. At March 31, 2006 and September 30, 2005 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $205,996,242 and $205,338,554, respectively.

At March 31, 2006, we had total unrealized appreciation of $1,072,832, which was mainly composed of unrealized appreciation of $693,178 on our warrants of Finn Corporation, $101,232 of unrealized appreciation on our senior subordinated term debt investment in Country Road Communications LLC, and $71,297 of unrealized appreciation on our senior term debt investments in Benetch, Inc. This unrealized appreciation was offset by unrealized depreciation of $644,790, most notably composed of unrealized depreciation of $362,916 on our senior term debt investments in Mistras Holdings Corporation and unrealized depreciation of $119,898 on our senior subordinated term debt investment in Consolidated Bedding, Inc. In the aggregate, we recorded net unrealized appreciation of $428,042 on our total investment portfolio.

At September 30, 2005, we had total unrealized depreciation of $6,231,296, which was mainly composed of unrealized depreciation in our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $3,150,000 (which was repaid in full in December 2005), our senior subordinated term debt investment in Xspedius Communications of $1,493,182, and our senior term debt in ARI Holdings, Inc. of $1,053,939 (which was subsequently sold at the September 30, 2005 reflected fair value), partially offset by unrealized appreciation, most notably on the value of our warrants of Finn Corporation, which had an unrealized appreciation of $645,114 and our senior term debt investment in Woven Electronics Corporation, which had unrealized appreciation of $431,436. This aforementioned unrealized appreciation plus unrealized appreciation of $625,955 on certain other investments, primarily in our originated loan investments and certain syndicate participations, most notably Infor Global Solutions, which had unrealized appreciation of $248,750, resulted in overall net unrealized depreciation of $4,528,791.

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

Payment in Kind Interest

In the future, we may once again hold some loans in our portfolio which contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Investment Income

Investment income for the three months ended March 31, 2006 was approximately $7.0 million as compared to approximately $5.9 million for the three months ended March 31, 2005. Interest income from our investment portfolio increased from March 31, 2005 due to the increase in new loans of $117.5 million, offset by principal repayments and investment sales of approximately $91.7 million.

Interest income from our investments in debt securities of private companies was approximately $6.9 million, including approximately $556,000 of success fees from the full repayment of Woven Electronics Corporation and $31,000 of PIK interest, for the three months ended March 31, 2006 as compared to approximately $5.2 million for the three months ended March 31, 2005, which included approximately $130,000 of PIK interest. This increase was primarily a result of a net increase in investments of approximately $25.8 million over March 31, 2005. This increase consisted of $117.5 million of new investments, offset by principal repayments and investment sales of approximately $91.7 million.

The annualized weighted average yield on our portfolio for the three months ended March 31, 2006 was 12.7% (without giving effect to PIK interest) and 12.7% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the three months ended March 31, 2005 was 11.6% (without giving effect to PIK interest) and 13.5% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended March 31, 2006 was approximately $5,000, as compared to approximately $5,000 for the three months ended March 31, 2005.

For the three months ended March 31, 2006 and March 31, 2005, we recorded approximately $107,000 and $114,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

For the three months ended March 31, 2006, we recorded approximately $14,000 of prepayment fees and other income as compared to $570,000 of other income for the three months ended March 31, 2005. The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were approximately $1.8 million, as compared to approximately $1.5 million for the three months ended March 31, 2005. Operating expenses for the three months ended March 31, 2006 reflected a significant increase in interest expense, loan servicing fees, and stock option compensation expense.

Loan servicing fees of approximately $735,000 were incurred for the three months ended March 31, 2006 as compared to approximately $586,000 for the three months ended March 31, 2005. These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which is based on the size of the portfolio. These fees were directly credited against the amount of the management fee due to Gladstone Management.

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

The following table sets forth the computation of the management fee for the three months ended March 31, 2006 and March 31, 2005, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

	March 31, 2006	March 31, 2005
Fee:
Total assets at	$217,404,695	$213,753,998
Less: Borrowings under line of credit at	—	(18,644,179	)(a)
Total assets subject to fee as of	217,404,695	195,109,819
Quarterly fee rate	0.50%	0.50%
Gross management fee before loan servicing fee credit	1,087,023	975,549
Less: loan servicing fee from Gladstone Business Loan LLC	734,644	585,542
Management fee before credit:	352,379	390,007
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	673,000	450,000
Net management fee for the three months ended (b):	$(320,621)	$(59,993)

(a)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005, for the purpose of satisfying our asset diversification requirements under the Code. Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management. As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

(b)  If the amount presented is in parentheses it denotes the amount is due back to us from the Adviser; if the amount is positive, it indicates that we owe the Adviser the stated amount.

Professional fees, consisting primarily of legal and audit fees, for the three months ended March 31, 2006 were approximately $111,000 as compared to approximately $156,000 for the three months ended March 31, 2005. The decrease is due primarily to a decrease in non-reimbursable legal fees.

Amortization of deferred financing costs, in connection with our lines of credit, was approximately $32,000 for the three months ended March 31, 2006 and approximately $92,000 for the three months ended March 31, 2005. The decrease is due to the completion of the amortization cycle related to certain deferred financing costs.

Interest expense for the three months ended March 31, 2006 was approximately $948,000 as compared to approximately $440,000 for the three months ended March 31, 2005. This increase is primarily a result of increased borrowings under our line of credit during the three months ended March 31, 2006, which borrowings were used, in part, to finance our increased investments, of which these borrowings remained outstanding for longer periods of time and, to a lesser extent, an increase in the interest rates on our borrowings.

Stockholder related costs for the three months ended March 31, 2006 were approximately $116,000, as compared to approximately $105,000 for the three months ended March 31, 2005. Stockholder related costs include such recurring items as transfer agent fees, securities fees, and electronic filing fees.

Directors’ fees for the three months ended March 31, 2006 were $30,000, as compared to approximately $24,000 for the three months ended March 31, 2005 due to the addition of a new director in December 2005.

Insurance expense for the three months ended March 31, 2006 was approximately $51,000, as compared to approximately $44,000 for the three months ended March 31, 2005. The increase is primarily the result of an increase in the amortization of our directors and officers insurance premiums.

Stock option compensation expense for the three months ended March 31, 2006 was approximately $34,000. This is the result of the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. There was no stock option compensation expense recorded for the three months ended March 31, 2005.

General and administrative expenses were approximately $61,000 for the three months ended March 31, 2006, as compared to approximately $69,000 for the three months ended March 31, 2005. The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Realized Gain/(Loss) on Sale of Investments

During the three months ended March 31, 2006, we sold our investment in Infor Global Solutions Ltd. for a gain of approximately $378,000. During the three months ended March 31, 2005, we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000.

Net Unrealized Appreciation on Derivative

During the three months ended March 31, 2006, we recorded net unrealized appreciation of approximately $25,000 due to an increase in the fair market value of our interest rate cap agreement, as compared to unrealized appreciation of approximately $16,000 during the three months ended March 31, 2005. The increase in the fair market value is attributable to the one month LIBOR climbing closer to 5% which is when the Company would start to receive payments.

Net Unrealized Depreciation on Investments

For the three months ended March 31, 2006, we recorded net unrealized depreciation on investments of approximately $16,000 as compared to net unrealized depreciation of approximately $192,000, for the three months ended March 31, 2005. The unrealized appreciation decreased during the three months ended March 31, 2006 mainly in part to the early repayment or sale of loans that were previously valued at a premium.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of approximately $5.6 million for the three months ended March 31, 2006. Based on a weighted-average of 11,308,510 (basic) and 11,536,360 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the three months ended March 31, 2006 was $0.49 (basic) and $0.48 (diluted).

For the three months ended March 31, 2005, we realized a net increase in net assets resulting from operations of approximately $4.3 million. Based on a weighted-average of 11,288,833 (basic) and 11,620,603 (diluted) shares outstanding, our net increase in net assets resulting from operations per weighted average common share for the three months ended March 31, 2005 was $0.38 (basic) and $0.37 (diluted).

Comparison of the six months ended March 31, 2006 to the six months ended March 31, 2005

Investment Income

Investment income for the six months ended March 31, 2006 was approximately $13.0 million as compared to approximately $12.0 million for the six months ended March 31, 2005. The increase is mainly attributable to an increase in interest income from our investment portfolio which had new investments of $117.5 million, offset by principal repayments and investment sale of approximately $91.7 million, for net new investments of $25.8 million from March 31, 2005 through March 31, 2006.

Interest income from our investments in debt securities of private companies was approximately $12.7 million, including approximately $556,000 of success fees from the full repayment of Woven Electronics Corporation and $63,000 of PIK interest, for the six months ended March 31, 2006 as compared to approximately $10.9 million for the six months ended March 31, 2005, which included approximately $271,000 of PIK interest. This increase was primarily a result of a net increase in investments of approximately $25.8 million over March 31, 2005. This increase consisted of $117.5 million of new investments, offset by principal repayments and investment sales of approximately $91.7 million. There was also an increase in investments that are variable rate or that the variable rate has exceeded the floor which contributed to the growth in interest income.

The annualized weighted average yield on our portfolio for the six months ended March 31, 2006 was 12.6% (without giving effect to PIK interest) and 12.6% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the six months ended March 31, 2005 was 13.0% (without giving effect to PIK interest) and 13.5% (after giving effect to PIK interest). The decline is due to the early repayments of principal balances on certain loans, which had higher interest rates.

Interest income from invested cash and cash equivalents for the six months ended March 31, 2006 was approximately $14,000, as compared to approximately $21,000 for the six months ended March 31, 2005. This decrease was primarily a result of a decrease in invested cash and cash equivalents.

For the six months ended March 31, 2006 and March 31, 2005, we recorded approximately $214,000 and $228,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

For the six months ended March 31, 2006, we recorded approximately $81,000 of prepayment fees and other income as compared to $810,000 of other income for the six months ended March 31, 2005. The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the six months ended March 31, 2006 were approximately $3.3 million, as compared to approximately $2.7 million for the six months ended March 31, 2005. Operating expenses for the six months ended March 31, 2006 reflected a significant increase in interest expense, loan servicing fees, stockholder related costs and stock option compensation expense.

Loan servicing fees of approximately $1.5 million were incurred for the six months ended March 31, 2006 as compared to approximately $1.1 million for the six months ended March 31, 2005. These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which is based on the size of the portfolio. These fees were directly credited against the amount of the management fee due to Gladstone Management.

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

The following table sets forth the computation of the management fee for the six months ended March 31, 2006 and March 31, 2005, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

	Three Months Ended
	March 31, 2006	December 31, 2005
Fee:
Total assets at	$217,404,695	$211,823,244
Less: Borrowings under line of credit at	—	(15,000,000	)(a)
Total assets subject to fee as of	217,404,695	196,823,244
Quarterly fee rate	0.50%	0.50%
Gross management fee before loan servicing fee credit	1,087,023	984,116
Less: loan servicing fee from Gladstone Business Loan LLC	734,644	715,415
Management fee before credit:	352,379	268,701
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	673,000	550,000
Net management fee for the three months ended (c):	$(320,621)	$(281,299)

	Three Months Ended
	March 31, 2005		December 31, 2004
Fee:
Total assets at	$213,753,998		$194,085,591
Less: Borrowings under line of credit at	(18,644,179	)(b)	(22,435,000	)(b)
Total assets subject to fee as of	195,109,819		171,650,591
Quarterly fee rate	0.50%		0.50%
Gross management fee before loan servicing fee credit	975,549		858,254
Less: loan servicing fee from Gladstone Business Loan LLC	585,542		530,952
Management fee before credit:	390,007		327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	450,000		286,500
Net management fee for the three months ended (c):	$(59,993)		$40,802

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

(b)  This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for the purpose of satisfying our asset diversification requirements under the Code. Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management. As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

(c)  If the amount presented is in parentheses it denotes the amount is due back to us from the Adviser; if the amount is positive, it indicates that we owe the Adviser the stated amount.

Professional fees, consisting primarily of legal and audit fees, for the six months ended March 31, 2006 were approximately $233,000 as compared to approximately $395,000 for the six months ended March 31, 2005. The decrease is due primarily to a decrease in non-reimbursable legal fees.

Amortization of deferred financing costs, in connection with our lines of credit, was approximately $59,000 for the six months ended March 31, 2006 and approximately $184,000 for the six months ended March 31, 2005. The decrease is due to the completion of the amortization cycle related to certain deferred financing costs.

Interest expense for the six months ended March 31, 2006 was approximately $1.6 million as compared to approximately $611,000 for the six months ended March 31, 2005. This increase is primarily a result of increased borrowings under our lines of credit during the six months ended March 31, 2006, which borrowings were used, in part, to finance our increased investments, borrowings remaining outstanding for longer periods of time and, to a lesser extent, an increase in the interest rates on our borrowings.

Stockholder related costs for the six months ended March 31, 2006 were approximately $245,000, as compared to approximately $176,000 for the six months ended March 31, 2005. Stockholder related costs include such recurring items as transfer agent fees, securities fees, and electronic filing fees. The increase is due mainly to the printing and mailing of the special proxy report to stockholders, and the printing and mailing of the annual report to stockholders and the annual proxy to stockholders.

Directors’ fees for the six months ended March 31, 2006 were $54,000, as compared to approximately $51,000 for the six months ended March 31, 2005 due to the addition of a new director in December 2005.

Insurance expense for the six months ended March 31, 2006 was approximately $101,000, as compared to approximately $90,000 for the six months ended March 31, 2005. The increase is primarily the result of an increase in the amortization of our directors and officers insurance premiums.

Stock option compensation expense for the six months ended March 31, 2006 was approximately $77,000. This is the result of the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. There was no stock option compensation expense recorded for the six months ended March 31, 2005.

General and administrative expenses were approximately $117,000 for the six months ended March 31, 2006, as compared to approximately $113,000 for the six months ended March 31, 2005. The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

During the six months ended March 31, 2006, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

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

Realized Gain/(Loss) on Sale of Investments

During the six months ended March 31, 2006, we sold our investments in ARI Holdings, Inc. and Marcal Paper Mills, Inc. for an aggregate loss of approximately $1.2 million, partially offset by a gain of $377,500 on the sale of our investment in Infor Global Solutions Ltd, for a total net realized loss of approximately $803,000. During the six months ended March 31, 2005, we sold our $975,000 syndicated participation in Burt’s Bees, Inc. for a gain of $9,750 and we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000, for a total net realized gain of approximately $30,000.

Net Unrealized Depreciation on Derivative

During the six months ended March 31, 2006, we recorded net unrealized appreciation of approximately $24,000 due to an increase in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of approximately $9,000 during the six months ended March 31, 2005.

Net Unrealized Appreciation on Investments

For the six months ended March 31, 2006, we recorded net unrealized appreciation on investments of approximately $5.0 million as compared to net unrealized appreciation of approximately $91,000, for the six months ended March 31, 2005. The unrealized appreciation is mainly attributable to the early repayment or sale of loans that were underperforming as of September 30, 2005, most notably Finn Corporation and ARI Holdings, Inc.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of approximately $13.8 million for the six months ended March 31, 2006. Based on a weighted-average of 11,307,510 (basic) and 11,555,479 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the six months ended March 31, 2006 was $1.22 (basic) and $1.20 (diluted).

For the six months ended March 31, 2005, we realized a net increase in net assets resulting from operations of approximately $9.2 million for the six months ended March 31, 2005. Based on a weighted-average of 11,283,671 (basic) and 11,614,219 (diluted) shares outstanding, our net increase in stockholders’ equity from operations per weighted average common share for the six months ended March 31, 2005 was $0.82 (basic) and $0.79 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had investments in debt securities of, or loans to 28 private companies, totaling approximately $206.0 million (cost basis) of total assets.

During the six months ended March 31, 2006 and March 31, 2005, the following investment activity occurred:

Quarter Ended	New Investments	Principal Repayments	Net Gain/(Loss) on Disposal

March 31, 2006	$38,471,109	$24,815,067	$377,500
December 31, 2005	26,688,457	38,702,066	(1,180,595)
	$65,159,566	$63,517,133	$(803,095)

March 31, 2005	$44,513,875	$33,859,918	$20,000
December 31, 2004	46,949,500	25,975,707	9,750
	$91,463,375	$59,835,625	$29,750

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended September 30,	Amount

2006	$4,329,826
2007	9,436,898
2008	21,877,798
2009	22,361,475
2010	50,191,287
Thereafter	97,835,958
$206,033,242

Net cash provided by operating activities for the six months ended March 31, 2006, consisting primarily of the items described in “Results of Operations”, was approximately $3.2 million as compared to net cash used in operating activities of approximately $4.9 million for the six months ended March 31, 2005. Net cash used in investing activities was approximately $1.6 million for the six months ended March 31, 2006 and mainly consisted of $65.2 million of new investments partially offset by principal repayments of $63.5 million, as compared to net cash used in investing activities of approximately $52.2 million for the six months ended March 31, 2005, which consisted mainly of new investments of $91.5 million and the repayment of a repurchase agreement of approximately $21.3 million, partially offset by principal repayments of approximately $59.8 million. Net cash used in financing activities for the six months ended March 31, 2006 was approximately $1.8 million and mainly consisted of repayments of borrowings on the line of credit of approximately $62.5 million and approximately $9.2 million for the payment of dividends. These outflows were partially offset by approximately $69.8 million of cash received from borrowings on the line of credit and the exercise of stock options for approximately $86,000. Net cash provided by financing activities was approximately $10.3 million for the six months ended March 31, 2005 and consisted primarily of cash provided from borrowings on our lines of credit, net of repayments, of approximately $18.4 million and the exercise of stock options which provided approximately $158,000, offset by the payment of dividends of approximately $8.1 million and some costs incurred subsequent to the shelf offering in September 2004.

During the six months ended March 31, 2006, cash and cash equivalents decreased from approximately $504,000 to approximately $311,000.

Subsequent to March 31, 2006, we funded three new additional loan investment in the aggregate amount of $10.0 million using borrowings from our line of credit and received an early repayment of approximately $24.9 million, of which the net proceeds were used to pay down the line of credit.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.135 per common share for January, February, and March 2006, October, November, and December 2005 and $0.12 per common share for October, November and December 2004 and January, February, and March 2005, $0.13 for April, May, and June 2005, and $0.135 for July, August and September 2005. In April 2006, our Board of Directors declared a monthly dividend of $0.135 per common share for each April, May and June 2006.

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

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $100 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which currently matures on May 26, 2006. Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders. Interest rates charged on the advances under the DB Facility will be based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically. As of March 31, 2006, our outstanding principal balance under this DB Facility was approximately $60.3 million at an interest rate of 4.7%. Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At March 31, 2006, the remaining borrowing capacity available under the DB Facility was approximately $39.7 million. We are in the process of negotiating a renewal of this DB Facility, however there can be no guarantee that we will be able to renew the DB Facility on terms that are favorable to us, if at all. In the event that we are not able to renew the DB Facility this could have a material adverse impact on our liquidity and ability to fund new investments. In October 2005, our Board of Directors approved a resolution to seek to increase this credit facility to $150 million.

The DB Facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of March 31, 2006, Business Loan was in compliance with all of the DB Facility covenants. We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility. However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. For the six months ended March 31, 2006, the amount due from custodian increased by approximately $6.6 million.

Gladstone Management, our affiliated external adviser, services the loans pledged under the DB Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that Gladstone Management would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of March 31, 2006, we were in compliance with our covenants under the performance guaranty.

We also have a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which originally matured on June 1, 2005. The line of credit was subsequently modified for quarterly extensions and in December 2005, it was modified to extend the maturity date through December 31, 2006. Interest on outstanding borrowings is based on the one month LIBOR plus 2.5% per annum. The unused portion of the line of credit is subject to a fee of 0.2% per annum. The BB&T Agreement requires us to meet and maintain certain covenants and ratios with respect to leverage and liquidity. As of March 31, 2006, there were no borrowings outstanding under the BB&T line of credit with a remaining borrowing capacity available under the BB&T Agreement of $15.0 million. As of March 31, 2006, we were in compliance with all covenants under the BB&T Agreement.

Both lines of credit are available for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently our portfolio has approximately 62% of the total loan portfolio cost basis at variable rates with a floor, approximately 3% of the total loan portfolio cost basis is at a variable rate with a floor and ceiling, and the remaining 35% of the total loan portfolio cost basis is at variable rates without a floor or ceiling.

In addition, we have two variable rate borrowing facilities. We have a $100 million revolving credit facility with Deutsche Bank AG which matures in May 2006. We also have a $15 million line of credit agreement with Branch Banking and Trust Company which matured in December 2005 and was modified to extend the maturity through December 2006.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at one month LIBOR exceed the payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates. At March 31, 2006, the cap agreement had a fair market value of $74,019 and a current notional amount of $22.7 million. At March 31, 2006, the one month LIBOR rate was approximately 4.83%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity. Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $1.8 million or 8.8%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended March 31, 2006. A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in net assets resulting from operations by approximately $1.8 million, or 8.8%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended March 31, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed by us with the Securities and Exchange Commission on December 13, 2005. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

The recent acceleration of vesting of all outstanding options except those of our non-employee directors, coupled with the new expiration dates of our outstanding options, could result in significant selling pressure from option holders, which could reduce our stock price.

As a result of our recent decision to accelerate the vesting of the majority of our outstanding options and the offer to amend our outstanding options to shorten the remaining exercise period of these options to September 30, 2006, there could be significant downward pressure on our common stock price. This would be particularly the case if a significant number of option holders elect not to “buy and hold,” but rather seek to monetize their option holdings (e.g., through a broker-assisted cashless exercise). This downward pressure could reduce the current market price of our common stock and dilute the interests of existing stockholders.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks actually occur, our business could be harmed. In that event, the trading price of our Common Stock could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2006 Annual Meeting of Stockholders was held on February 23, 2006. The stockholders voted and approved the following matters:

•                  The election of four Class II directors to hold office until the 2009 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Terry Lee Brubaker	9,891,214	449,983
Maurice W. Coulon	9,900,090	441,107
David A.R. Dullum	9,912,508	428,689
Gerard Mead	9,903,774	437,423

•                  To ratification of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending September 30, 2006

Shares voted for	10,239,003
Shares voted against	60,449
Shares abstained	41,745

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer

Date: May 3, 2006

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