Form 10-Q
period 2006-06-30
GLADSTONE CAPITAL CORP
filed 2006-08-01
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 28, 2006 was 11,422,345.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	June 30, 2006	September 30, 2005

ASSETS
Investments at fair value (Cost 6/30/2006: $201,465,621; 9/30/2005: $205,375,554)	$202,706,650	$200,846,763
Cash and cash equivalents	456,314	503,776
Interest receivable — investments in debt securities	1,132,213	1,406,212
Interest receivable — officers	24,836	27,067
Due from custodian	2,493,924	2,624,074
Due from Adviser	207,960	—
Deferred financing fees	148,762	70,000
Prepaid assets	71,946	177,848
Other assets	230,450	137,354
TOTAL ASSETS	$207,473,055	$205,793,094

LIABILITIES
Accounts payable	$45,342	$21,893
Interest payable	188,392	183,707
Fees due to Adviser	181,398	391,322
Borrowings under lines of credit	47,846,000	53,034,064
Accrued expenses and deferred liabilities	225,367	350,665
Funds held in escrow	200,800	200,760
TOTAL LIABILITIES	48,687,299	54,182,411
NET ASSETS	$158,785,756	$151,610,683

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,384,363 and 11,303,510 shares issued and outstanding, respectively	$11,385	$11,304
Capital in excess of par value	166,240,635	164,610,873
Notes receivable — employees	(8,815,818)	(8,745,781)
Net unrealized appreciation (depreciation) on investments	1,241,029	(4,528,791)
Unrealized depreciation on derivative	(188,495)	(253,747)
Realized (loss) gain on sale of investments	(861,695)	42,250
Distributions less than net investment income	1,158,715	474,575
TOTAL NET ASSETS	$158,785,756	$151,610,683
NET ASSETS PER SHARE	$13.95	$13.41

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt (5)(6) (16.3%, Due 12/2010)	$7,500,000	$7,500,000

Allied Extruders, LLC	Polyethylene film manufacturer	Senior Real Estate Term Debt	1,000,000	1,000,000
P&O Packaging Acquisition LLC		(9.6%, Due 3/2011)
		Senior Term Debt (3) (5)	8,000,000	8,030,000
		(11.3%, Due 3/2011)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (5)	5,512,519	5,519,409
		(10.6%, Due 2/2010)
		Senior Term Debt (3) (5)	8,617,563	8,649,878
		(13.6%, Due 2/2010)

Benetech, Inc.	Dust management systems	Senior Term Debt (5)	2,275,000	2,303,438
	for the coal and electric utility industries	(10.1%, Due 5/2009)
		Senior Term Debt (3) (5)	3,087,500	3,141,531
		(13.1%, Due 5/2009)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (6)	1,000,000	1,000,000
		(9.6%, Due 3/2014)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (5)	2,466,864	2,344,186
		(13.9%, Due 3/2009)

Country Road Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	5,960,181	6,060,000
Country Road Management, Inc.		(12.6%, Due 7/2013)

Defiance Stamping Company	Manufacturing-trucking parts	Senior Term Debt (3) (5)	6,325,000	6,325,000
		(13.1%, Due 4/2010)

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (5)	4,900,000	4,918,375
Doe & Ingalls of North Carolina		(9.6%, Due 11/2010)
Operating LLC		Senior Term Debt (3) (5)	4,500,000	4,511,250
Doe & Ingalls of Florida		(13.1%, Due 11/2010)
Operating LLC
Doe & Ingalls of Virginia
Operating LLC

Express Courier International, Inc.	Service-ground delivery and logistics	Line of Credit (7) (8)	—	—
		(9.4%, Due 6/2009)
		Senior Term Debt (7)	4,700,000	4,700,000
		(9.4%, Due 6/2011)
		Senior Term Debt (3) (7)	3,950,000	3,950,000
		(11.6%, Due 6/2011)

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants	37,000	1,047,778

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value

Gammill, Inc.	Designer and assembler of quilting	Senior Term Debt (5)	1,643,479	1,643,479
	machines and accessories	(9.5%, Due 12/2008)
		Senior Term Debt (3) (5) (17)	4,571,875	4,807,418
		(12.0%, Due 12/2008)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (5)	5,350,000	5,316,563
Technologies, Inc.	products and metal fibers	(14.1%, Due 11/2009)

It’s Just Lunch International, LLC	Service-dating service	Line of Credit (7) (13) (9.1%, Due 6/2009)	200,000	200,000
		Senior Term Debt (7) (14) (9.4%, Due 6/2011)	3,000,000	3,000,000
		Senior Term Debt (3) (15) (11.6%, Due 6/2011)	—	—

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (5) (6)	8,000,000	8,000,000
Multi Packaging Solutions, Inc.		(12.02%, Due 6/2011)

LocalTel, Inc.	Service-Yellow Pages publishing	Line of Credit (16) (9.6%, Due 6/2009)	—	—
		Senior Term Debt (7)| (9.6%, Due 6/2011)	2,750,000	2,750,000
		Senior Term Debt (3) (7) (12.1%, Due 6/2011)	2,750,000	2,750,000

Mistras Holdings Corp.	Nondestructive testing instruments, systems and services	Senior Term Debt (3) (5) (11.1%, Due 8/2008)	9,666,666	9,461,249
		Senior Term Debt (4) (5)	5,333,334	5,206,667
		(12.5%, Due 8/2008)

Network Solutions LLC	Service-internet domain registry and host	Senior Term Debt (6) (10.5%, Due 1/2012)	4,475,518	4,511,081

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (5)	7,000,000	7,008,750
Northern Contours of Kentucky, Inc.	laminate components	(12.1%, Due 5/2010)
Norcon Holding LLC
Norcon Lewis LLC

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	7,816,958	7,833,206
Acquisition Company, Inc.		(11.8%, Due 1/2012)

QCE, LLC (d/b/a Quiznos Corp.)	Service-restaurant franchisor	Senior Term Debt (6) (7.8%, Due 5/2013)	3,018,897	2,992,580
		Senior Term Debt (3) (6) (11.2%, Due 11/2013)	3,047,171	3,037,500

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (5) (9.6%, Due 1/2011)	3,000,000	3,003,750
		Senior Term Debt (4) (5) (12.1%, Due 1/2011)	3,000,000	3,003,750

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (5) (7) (9)	500,000	500,000
Sea Con Phoenix, Inc.	and harsh environment	(9.6%, Due 2/2007)
Phoenix Optix, Inc.	components	Senior Term Debt (5)	2,800,000	2,807,000
		(10.1%, Due 2/2010)
		Senior Term Debt (3) (5)	2,925,000	2,932,313
		(13.1%, Due 2/2010)

SCS Acquisition Corp.	Service-chemically treated	Senior Term Debt (3) (5) (10)	6,375,000	6,382,969
	equipment distribution	(9.1%, Due 12/2011)
		Senior Term Debt (3) (5) (11)	6,587,500	6,595,734
		(11.1%, Due 12/2011)

Thibaut Acquisition Co.	Design and disbtribution-wall coverings	Credit Facility (5) (12)	225,000	224,719
		(9.6%, Due 1/2011)
		Senior Term Debt (5)	3,412,500	3,412,500
		(9.6%, Due 1/2011)
		Senior Term Debt (3) (5)	3,000,000	3,000,000
		(12.1%, Due 1/2011)

Visual Edge Technology, Inc.	Service-office supplies distribution	Senior Subordinated Term Debt (5) (18)	5,000,000	5,133,000
Graphic Enterprises, Inc.		(13.1%, Due 8/2011)
Copeco, Inc.

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (5)	15,000,000	15,000,000
WHI Holding Corp.		(12.4%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (3) (7)	6,000,000	6,000,000
	connectors and cables	(12.1%, Due 6/2012)

Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (5)	5,185,096	5,191,577
		(15.8%, Due 3/2010)

Total:			$201,465,621	$202,706,650

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

(2)             Percentage represents interest rates in effect at June 30, 2006 and due date represents the contractual maturity date.

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

(6)             Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of June 30, 2006, from the respective originating syndication agent’s trading desk.

(7)             Investment valued at cost due to recent acquisition.

(8)             Availability under the credit facility totals $1,500,000.  There were no borrowings outstanding at June 30, 2006.

(9)             Availability under the credit facility totals $500,000.  The credit facility was fully drawn at June 30, 2006.

(10)       Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,375,000 at June 30, 2006.

(11)       Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,587,500 at June 30, 2006.

(12)       Availability under the credit facility totals $1,000,000.  Borrowings of $225,000 were outstanding at June 30, 2006.

(13)       Availability under the credit facility totals $750,000.  Borrowings of $200,000 were outstanding at June 30, 2006.

(14)       The Company may borrow an additional $500,000 of the Senior Term Debt facility, subject to certain conditions including Gladstone Capital’s approval.

(15)       The Company may borrow an additional $2,250,000 of the Senior Term Debt facility, subject to certain conditions including Gladstone Capital’s approval.

(16)       Availability under the credit facility totals $3,000,000.  There were no borrowings outstanding at June 30, 2006.

(17)       Includes a success fee with a $252,688 fair value and no cost basis.

(18)       Includes a success fee with a $58,000 fair value and no cost basis.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2005

Company (1)	Industry	Investment (2)	Cost	Fair Value

Advanced Homecare Management, Inc.	Home health nursing services	Senior Subordinated Term Debt (6)	$7,500,000	$7,500,000
		(12.6%, Due 12/2010)

Allied Extruders, Inc.	Polyethylene film manufacturer	Senior Term Debt (3)	3,950,000	3,964,813
		(12.3%, Due 7/2009)

ARI Holdings, Inc. (11) (12)	Manufacturing-auto parts	Senior Term Debt	3,933,939	2,880,000
		(12.8%, Due 2/2008)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (6)	6,615,019	6,615,019
		(9.2%, Due 2/2010)
		Senior Term Debt (3) (6)	8,650,000	8,650,000
		(12.2%, Due 2/2010)

Benetech, Inc.	Dust management systems for the coal and electric	Senior Term Debt (6) (8.7%, Due 5/2009)	2,762,500	2,783,219
	utility industries	Senior Term Debt (3) (6)	3,209,375	3,249,492
		(11.7%, Due 5/2009)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (6)	2,927,382	2,898,968
		(13.0%, Due 3/2009)

Country Road	Service-telecommunications	Senior Subordinated Term Debt	5,955,942	6,060,000
Communications LLC		(11.6%, Due 7/2013)
Country Road Management, Inc.

Coyne International	Industrial services	Senior Term Debt (3) (5) (6)	6,375,052	6,367,083
Enterprises		(13.0%, PIK 2%, Due 7/2007)

Defiance Stamping	Manufacturing-trucking parts	Senior Term Debt (3)	6,325,000	6,332,906
Company		(11.7%, Due 4/2010)

Finn Corporation	Manufacturing-landscape equipment	Senior Subordinated Term Debt (6) (13.0%, Due 2/2006)	10,500,000	7,350,000
		Common Stock Warrants	37,000	682,114

Gammill, Inc.	Designer and assembler of quilting machines and accessories	Senior Term Debt (6) (9.5%, Due 12/2008)	3,771,427	3,771,427
		Senior Term Debt (3) (6)	4,690,625	4,667,172
		(12.0%, Due 12/2008)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	5,500,000	5,486,250
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)

Infor Global Solutions Ltd.	Enterprise application solutions	Senior Subordinated Term Debt (7)	6,821,250	7,070,000
		(11.0%, Due 4/2012)

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt(6) (11.0%, Due 6/2011)	7,067,923	7,064,500

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2005

Company (1)	Industry	Investment (2)	Cost	Fair Value

Marcal Paper Mills, Inc. (12)	Manufacturing-paper products	Senior Subordinated Term Debt (6)	$6,275,000	$6,149,500
		(13.0%, Due 12/2006)
		First Mortgage Loan (5)	9,277,877	9,277,877
		(16%, PIK 1%, Due 12/2006)

Mistras Holdings Corp.	Nondestructive testing	Senior Term Debt (3) (6)	9,666,666	9,461,249
	instruments, systems	(10.5%, Due 8/2008)
	and services	Senior Term Debt (3) (6)	4,833,334	4,724,584
		(12.5%, Due 8/2008)
		Senior Term Debt (3) (6)	1,000,000	982,500
		(13.5%, Due 8/2008)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term	7,000,000	7,000,000
Northern Contours	laminate components	Debt (8)
of Kentucky, Inc.		(10.7%, Due 5/2010)
Norcon Holding LLC
Norcon Lewis LLC

Penn Engineering &	Manufacturing-fractional	Senior Subordinated Term	5,009,524	5,050,000
Manufacturing Corp.	horsepower engines	Debt (8)
PN Merger Sub Inc.		(10.0%, Due 5/2012)
PEM Holding Co.

Polar Corporation	Manufacturing-trailer parts	Senior Subordinated Term	8,609,566	8,627,500
		Debt (6)
		(10.3%, Due 6/2010)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt	5,050,182	5,075,000
Acquisition Company, Inc.		(10.3%, Due 1/2012)

Regency Gas Services LLC	Midstream gas gathering and	Senior Subordinated Term	5,029,188	5,037,500
	processing	Debt (7)
		(9.9%, Due 12/2010)

Santana Plastics	Manufacturing-polyethylene	Senior Term Debt (3) (6)	6,000,000	6,007,500
	bathroom partitions	(11.7%, Due 11/2009)
		Senior Term Debt (4) (6)	1,950,000	1,952,438
		(13.0%, Due 11/2009)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (9)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(8.0%, Due 3/2006)
Phoenix Optix, Inc.	components	Senior Term Debt (3) (6)	3,237,500	3,241,547
		(8.7%, Due 2/2010)
		Senior Term Debt (6)	3,000,000	3,003,750
		(12.0%, Due 2/2010)

Survey Sampling	Service-telecommunications	Senior Subordinated Term Debt (6)	4,514,105	4,539,375
		(11.0%, Due 5/2012)

Tech Lighting LLC	Manufacturing-low voltage lighting systems	Senior Subordinated Term Debt (6)	9,012,452	9,067,500
		(10.4%, Due 10/2010)

Visual Edge Technology, Inc.	Service-office supplies	Senior Subordinated Term Debt	5,000,000	5,000,000
Graphic Enterprises, Inc.	distribution	(11.7%, Due 8/2011)
Copeco, Inc.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2005

Company (1)	Industry	Investment (2)	Cost	Fair Value

Woven Electronics	Custom electrical cable	Senior Term Debt (4) (6) (10)	$8,344,999	$8,776,435
Corporation	assemblies	(11.5%, Due 3/2009)

Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (6)	5,972,727	4,479,545
		(14.3%, Due 3/2010)

Total:			$205,375,554	$200,846,763

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
INVESTMENT INCOME
Interest income — investments	$5,775,522	$5,766,233
Interest income — cash and cash equivalents	8,178	7,631
Interest income — notes receivable from employees	108,877	108,065
Prepayment fees and other income	630,239	245,297
Total investment income	6,522,816	6,127,226

EXPENSES
Loan servicing (Refer to Note 12)	693,965	687,971
Management fee (Refer to Notes 12 and 15)	331,040	358,631
Professional fees	166,405	133,505
Amortization of deferred financing fees	36,036	100,663
Interest expense	702,449	563,336
Stockholder related costs	28,371	16,475
Directors fees	27,500	26,624
Insurance expense	50,589	43,891
Stock option compensation	202,296	—
Other expenses	35,083	64,304
Expenses before credit from Gladstone Management	2,273,734	1,995,400
Credit to management fee for fees collected by Gladstone Management (Refer to Note 15)	(539,000)	(240,600)
Total expenses net of credit to management fee	1,734,734	1,754,800

NET INVESTMENT INCOME BEFORE INCOME TAXES	4,788,082	4,372,426
Income tax expense	—	—
NET INVESTMENT INCOME	4,788,082	4,372,426

REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS:
Realized loss on sale of investments	(100,850)	—
Realized gain on settlement of derivative	1,367	—
Unrealized appreciation (depreciation) on derivative	41,486	(49,044)
Net unrealized appreciation (depreciation) on investments	812,991	(389,229)
Net gain (loss) on investments	754,994	(438,273)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,543,076	$3,934,153

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.49	$0.35
Diluted	$0.48	$0.34

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,337,291	11,299,010
Diluted	11,570,425	11,578,637

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
INVESTMENT INCOME
Interest income — investments	$18,497,893	$16,671,756
Interest income — cash and cash equivalents	21,714	29,101
Interest income — notes receivable from employees	323,003	336,382
Prepayment fees and other income	711,225	1,054,917
Total investment income	19,553,835	18,092,156

EXPENSES
Loan servicing (Refer to Note 12)	2,144,024	1,804,465
Management fee (Refer to Notes 12 and 15)	952,120	1,075,940
Professional fees	399,758	528,610
Amortization of deferred financing fees	94,572	284,487
Interest expense	2,302,693	1,174,587
Stockholder related costs	273,170	192,785
Directors fees	81,712	77,624
Insurance expense	151,956	134,053
Stock option compensation	279,618	—
Other expenses	151,663	176,939
Expenses before credit from Gladstone Management	6,831,286	5,449,490
Credit to management fee for fees collected by Gladstone Management (Refer to Note 15)	(1,762,000)	(977,100)
Total expenses net of credit to management fee	5,069,286	4,472,390

NET INVESTMENT INCOME BEFORE INCOME TAXES	14,484,549	13,619,766
Income tax expense	50,237	138,678
NET INVESTMENT INCOME	14,434,312	13,481,088

REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS:
Net realized (loss) gain on sale of investments	(903,945)	29,750
Realized gain on settlement of derivative	1,367	—
Unrealized appreciation (depreciation) on derivative	65,252	(58,007)
Net unrealized appreciation (depreciation) on investments	5,769,820	(298,352)
Net gain (loss) on investments	4,932,494	(326,609)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,366,806	$13,154,479

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$1.71	$1.17
Diluted	$1.68	$1.13

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,317,437	11,288,784
Diluted	11,549,054	11,602,986

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
Operations:
Net investment income	$14,434,312	$13,481,088
Net realized (loss) gain on sale of investments	(903,945)	29,750
Realized gain on settlement of derivative	1,367	—
Unrealized appreciation (depreciation) on derivative	65,252	(58,007)
Net unrealized appreciation (depreciation) on investments	5,769,820	(298,352)
Net increase in net assets from operations	19,366,806	13,154,479

Capital transactions:
Distributions to stockholders	(13,751,539)	(12,531,746)
Stock option compensation	279,618	—
Issuance of common stock under stock option plan	1,150,245	270,250
Repayment of principal on employee notes	129,943	797,429
Shelf offering costs	—	(111,233)
Decrease in net assets from capital share transactions	(12,191,733)	(11,575,300)

Total increase in net assets	7,175,073	1,579,179
Net assets at beginning of year	151,610,683	152,226,655
Net assets at end of period	$158,785,756	$153,805,834

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$19,366,806	$13,154,479
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net amortization of premiums and discounts	(144,501)	(6,949)
Amortization of deferred financing fees	94,572	284,487
Stock compensation	279,618	—
Realized loss on investments	1,329,458	—
Unrealized (appreciation) depreciation on derivative	(65,252)	58,007
Change in net unrealized (appreciation) depreciation on investments	(5,769,820)	298,352
Decrease (increase) in interest receivable	276,230	(340,303)
Decrease (increase) in funds due from custodian	130,150	(11,027,346)
Decrease in prepaid assets	105,902	120,054
(Increase) decrease in due from affiliate	(207,960)	109,639
Increase in other assets	(27,845)	(11,973)
Increase in accounts payable	23,449	158
Increase in interest payable	4,685	100,320
Decrease in accrued expenses and deferred liabilities	(125,298)	(599,277)
(Decrease) increase in fees due to affiliate	(209,924)	205,900
Increase in funds held in escrow	40	200,000
Increase in investment balance due to payment in kind interest	(74,701)	(348,509)
Net cash provided by operating activities	14,985,609	2,197,039

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(105,076,400)	(126,195,458)
Principal repayments on investments	107,876,077	77,990,345
Repayment of repurchase agreements	—	(21,345,997)
Receipt of principal on notes receivable - employees	129,943	797,429
Net cash provided by (used in) investing activities	2,929,620	(68,753,681)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings from the lines of credit	113,090,000	136,800,000
Repayments on the lines of credit	(118,278,064)	(122,953,547)
Distributions paid	(13,751,539)	(12,531,746)
Exercise of employee stock options	1,150,245	270,250
Deferred financing fees	(173,333)	(105,000)
Shelf offering costs	—	(111,233)
Net cash (used in) provided by financing activities	(17,962,691)	1,368,724

NET DECREASE IN CASH AND CASH EQUIVALENTS (1)	(47,462)	(65,187,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	503,776	65,954,840
CASH AND CASH EQUIVALENTS, END OF PERIOD	$456,314	$766,922
CASH PAID DURING PERIOD FOR INTEREST	$2,298,008	$1,073,417
CASH PAID DURING PERIOD FOR INCOME TAXES	$—	$138,678
NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$199,980	$157,100

(1)             Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Per Share Data (1)
Net asset value at beginning of period	$13.84	$13.64
Income from investment operations:
Net investment income (2)	0.42	0.39
Realized (loss) gain on sale of investments (2)	(0.01)	—
Realized gain on settlement of derivative (2)	—	—
Net unrealized gain (loss) on investments (2)	0.07	(0.03)
Net unrealized gain on derivative (2)	0.01	—
Total from investment operations	0.49	0.36
Less distributions:
Distributions from net investment income	(0.41)	(0.39)
Total distributions	(0.41)	(0.39)
Issuance of common stock under stock option plan	0.10	—
Repayment of principal on notes receivable	0.01	—
Dilutive effect of share issuance	(0.08)	—
Net asset value at end of period	$13.95	$13.61

Per share market value at beginning of period	$21.55	$21.22
Per share market value at end of period	21.39	23.40
Total return (3) (4)	1.11%	12.19%
Shares outstanding at end of period	11,384,363	11,303,510

Ratios/Supplemental Data
Net assets at end of period	$158,785,756	$153,805,834
Average net assets (5)	$156,053,816	$152,484,868
Ratio of expenses to average net assets-annualized (6)	5.83%	5.23%
Ratio of net expenses to average net assets-annualized (7)	4.45%	4.60%
Ratio of net investment income to average net assets-annualized	12.27%	11.47%

(1)          Basic per share data.

(2)             Based on weighted average basic per share data.

(3)          Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

(4)          Amounts were not annualized.

(5)          Average net assets are computed by taking the average of the balance of net assets at the end of each month of the reporting period.

(6)          Ratio of expenses to average net assets is computed using expenses before credit from Gladstone Management and including income tax expense.

(7)          Ratio of net expenses to average net assets is computed using total expenses net of credits from Gladstone Management and including income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
Per Share Data (1)
Net asset value at beginning of period	$13.41	$13.50
Income from investment operations:
Net investment income (2)	1.28	1.19
Realized (loss) gain on sale of investments (2)	(0.08)	—
Realized gain on settlement of derivative (2)	—	—
Net unrealized gain (loss) on investments (2)	0.51	(0.03)
Net unrealized gain (loss) on derivative (2)	—	(0.01)
Total from investment operations	1.71	1.15
Less distributions:
Distributions from net investment income	(1.22)	(1.11)
Total distributions	(1.22)	(1.11)
Issuance of common stock under stock option plan	0.10	0.02
Repayment of principal on notes receivable	0.01	0.07
Dilutive effect of share issuance	(0.06)	(0.01)
Offering costs	—	(0.01)
Net asset value at end of period	$13.95	$13.61

Per share market value at beginning of period	$22.55	$22.71
Per share market value at end of period	21.39	23.40
Total return (3)(4)	0.35%	8.08%
Shares outstanding at end of period	11,384,363	11,303,510

Ratios/Supplemental Data
Net assets at end of period	$158,785,756	$153,805,834
Average net assets (5)	$153,804,303	$152,067,700
Ratio of expenses to average net assets-annualized (6)	5.97%	4.90%
Ratio of net expenses to average net assets-annualized (7)	4.44%	4.04%
Ratio of net investment income to average net assets-annualized	12.51%	11.82%

(1)             Basic per share data.

(2)             Based on weighted average basic per share data.

(3)             Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

(4)             Amounts were not annualized.

(5)             Average net assets are computed by taking the average of the balance of net assets at the end of each month of the reporting period.

(6)             Ratio of expenses to average net assets is computed using expenses before credit from Gladstone Management and including income tax expense.

(7)             Ratio of net expenses to average net assets is computed using total expenses net of credits from Gladstone Management and including income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

NOTE 4.  COMMON STOCK TRANSACTIONS

As of June 30, 2005 and June 30, 2006, 50,000,000 shares of $0.001 par value common stock were authorized and 11,303,510 and 11,384,363 shares were outstanding, respectively.

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2004	11,278,510	$11,279
Issuance of Common Stock Under Stock Option Plan	25,000	25
Balance at June 30, 2005	11,303,510	$11,304

Balance at September 30, 2005	11,303,510	$11,304
Issuance of Common Stock Under Stock Option Plan	80,853	81
Balance at June 30, 2006	11,384,363	$11,385

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

In connection with the externalization of the Company’s management, all of its officers and employees became direct employees of Gladstone Management Corporation, our Adviser, as of October 1, 2004, the start of fiscal year 2005.  However, these individuals continue to be eligible to receive stock options under the 2001 Plan (as defined below).  Effective October 1, 2004, the Company accounted for any options granted to employees of Gladstone Management Corporation, who qualify as leased employees of the Company under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

Prior to October 1, 2005, the Company accounted for stock-based awards in accordance with APB No. 25. For the three and nine months ended June 30, 2006, the Company recorded stock option compensation expense for the cost of stock options issued under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”) of $202,296 and $279,618, respectively. The Company’s expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.02 for both the three and nine months ended June 30, 2006.  Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company’s effective tax rate.  The Company does not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued under the 2001 Plan. The following table illustrates the effect on net increase to net assets resulting from operations and net increase to net assets resulting from operations per share for the three and nine months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Net increase in net assets resulting from operations as reported:	$3,934,153	$13,154,479

Deduct: Total stock-based compensation expense
determined using the fair value based method for all awards	(74,042)	(222,618)

Pro forma net increase in net assets resulting from	$3,860,111	$12,931,861
operations per share

As reported - basic	$0.35	$1.17
As reported - diluted	$0.34	$1.13

Pro forma-basic	$0.34	$1.15
Pro forma-diluted	$0.33	$1.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which incorporates a risk free interest rate, an expected life, an expected volatility factor, and an expected dividend yield.

The following is a summary of the status of the Company’s 2001 Plan from September 30, 2005 through June 30, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at October 1, 2005	1,307,998	$17.81
Granted	2,500	$21.17
Expired	—	$—
Exercised	(80,853)	$16.70
Forfeited	(5,000)	$22.55
Options outstanding at June 30, 2006, of which 1,224,645
shares are exercisable	1,224,645	$17.87

The following is a detailed summary of the stock options outstanding at June 30, 2006:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$15.00 - $21.94	895,645	0.25	$16.02
$22.21 - $24.39	329,000	0.25	$22.90
Total	1,224,645	0.25	$17.87

 On December 2, 2005, the Company held a special meeting of stockholders in which the stockholders voted to approve a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with the Adviser and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration LLC, a wholly-owned subsidiary of the Adviser.  (Please refer to Note 15. Advisory Agreement with Gladstone Management Corporation for further discussion.)  In connection with the approval of the Amended Advisory Agreement, the Company ceased further option grants and will terminate the 2001 Plan on September 30, 2006.

On May 31, 2006, all the holders of currently outstanding stock options accepted the Company’s offer to amend their stock options and accelerate the expiration date of the outstanding options to September 30, 2006.  Therefore, all currently outstanding stock options must be exercised before September 30, 2006 or become forfeited on September 30, 2006.  Upon termination of the 2001 Plan, the Company will implement the Amended Advisory Agreement between the Company and the Adviser effective on October 1, 2006, the first day of the Company’s 2007 fiscal year.

NOTE 6. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Numerator for basic and diluted net increase in net assets resulting from operations per share	$5,543,076	$3,934,153	$19,366,806	$13,154,479

Denominator for basic weighted average shares	11,337,291	11,299,010	11,317,437	11,288,784
Dilutive effect of stock options	233,134	279,627	231,617	314,202
Denominator for diluted weighted average shares	11,570,425	11,578,637	11,549,054	11,602,986

Basic net increase in net assets resulting from operations per share	$0.49	$0.35	$1.71	$1.17

Diluted net increase in net assets resulting from operations per share	$0.48	$0.34	$1.68	$1.13

There were 1,224,645 options outstanding to purchase common stock at June 30, 2006. Of these, 336,000 options were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2006, because the options’ exercise prices were greater than the average market price of the common shares for the period, and therefore, were anti-dilutive.

NOTE 7. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year.  Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held from one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.  The Company currently pays a monthly dividend.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The following table lists the per share dividends paid for the nine months ended June 30, 2006 and June 30, 2005:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2006	June 22, 2006	June 30, 2006	$0.135
	May 22, 2006	May 31, 2006	$0.135
	April 20, 2006	April 28, 2006	$0.135
	March 23, 2006	March 31, 2006	$0.135
	February 20, 2006	February 28, 2006	$0.135
	January 19, 2006	January 31, 2006	$0.135
	December 21, 2005	December 30, 2005	$0.135
	November 21, 2005	November 30, 2005	$0.135
	October 21, 2005	October 31, 2005	$0.135

2005	June 16, 2005	June 30, 2005	$0.13
	May 13, 2005	May 27, 2005	$0.13
	April 15, 2005	April 29, 2005	$0.13
	March 18, 2005	March 31, 2005	$0.12
	February 11, 2005	February 28, 2005	$0.12
	January 14, 2005	January 28, 2005	$0.12
	December 17, 2004	December 30, 2004	$0.12
	November 17, 2004	November 30, 2004	$0.12
	October 18, 2004	October 29, 2004	$0.12

NOTE 8. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. The Company currently engages Standard & Poor’s Loan Evaluation Service (“S&P”) to perform independent valuations of its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success or exit fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a lag between when the Company closes a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of the loan in accordance with the Company’s valuation policy without the input of S&P during that specific quarter in which the loan closed.  Because S&P does not perform independent valuations of mortgage loans or equity securities, the Board of Directors also determines the fair value of these investments without the input of S&P.  The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations.  The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

NOTE 9. PAYMENT IN KIND INTEREST

The Company seeks to avoid PIK interest, however the Company had one loan in its portfolio through March 31, 2006 that contained a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in Note 7, above), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. The Company recorded no PIK interest income for the three months ended June 30, 2006 and $63,217 for the nine months ended June 30, 2006.  For the three and nine months ended June 30, 2005, the Company recorded PIK interest income of $63,597 and $334,872, respectively.  At June 30, 2006, the Company had no accrued PIK income on its statement of assets and liabilities as compared to September 30, 2005 in which the Company had accrued on its statement of assets and liabilities PIK income of $1,273,251.  On March 31, 2006, the Company’s sole investment that contained a PIK provision repaid in full.

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

The Company had no outstanding repurchase agreement at June 30, 2006 or at September 30, 2005.  On October 1, 2004, the Company repaid an outstanding repurchase obligation from September 30, 2004 and this repayment is reflected in the Consolidated Statement of Cash Flows for the nine months ended June 30, 2005.

NOTE 11. CONTRACTUAL OBLIGATIONS

As of June 30, 2006, the Company was a party to a signed and non-binding term sheet for two potential investments and was due to fund another investment for the Company’s portfolio.  The Company expects to fund these potential investments as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	$24,900,000	24,900,000	—	—	—
Total	$24,900,000	$24,900,000	$—	$—	$—

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

NOTE 12. LINES OF CREDIT

In June 2004, the Company entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”), which originally matured in June 2005 and had been extended through December 31, 2006.  On June 22, 2006, the Company terminated the BB&T Agreement due to infrequent borrowings. Interest on outstanding borrowings was based upon the one month London Interbank Offered Rate (“LIBOR”) plus 2.5% per annum.  The unused portion of the line of credit was subject to a fee of 0.2% per annum during the period in which the BB&T Agreement was outstanding.

Through its wholly-owned subsidiary Gladstone Business Loan LLC (“Business Loan”), the Company has a $100 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. In May 2006, the Company renewed the DB Facility through May 25, 2007.  In connection with the renewal, the credit facility was amended to reduce the equity contribution from $100.0 million to $50.0 million.  As of June 30, 2006, the outstanding principal balance under the DB Facility was approximately $47.8 million at an interest rate of 5.2%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At June 30, 2006, the remaining borrowing capacity available under the DB Facility was approximately $52.2 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2006, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At June 30, 2006, the amount due from custodian was $2,493,924 and at September 30, 2005, the amount due from custodian was $2,624,074.

Gladstone Management, the Company’s affiliated external adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2006, the Company was in compliance with all covenants under the performance guaranty.  The Adviser services these loans for an annual fee of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the DB Facility.  Effective in April 2006, the Adviser’s Board of Directors voluntarily agreed to waive, on a temporary basis, the annual servicing fee rate for those senior syndicated loans in which the Company already has a second lien position to 0.5%.  For the three and nine months ended June 30, 2006, the Company recorded loan servicing fees of $693,965 and $2,144,024, respectively, as compared to $687,971 and $1,804,465 for the three and nine months ended June 30, 2005, respectively.  At June 30, 2006, the Company owed $181,398 of unpaid loan servicing fees to Gladstone Management, which are recorded in fees due to Adviser.  At September 30, 2005, the Company owed $207,619 in loan servicing fees to Gladstone Management, recorded in fees due to Adviser.

Loan servicing fees received by Gladstone Management are credited to the Company’s advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three months ended June 30, 2006 and June 30, 2005 was reduced by $693,965 and $687,971, respectively, for three months ended March 31, 2006 and March 31, 2005 was reduced by $734,644 and $585,542, respectively, and for the three months ended December 31, 2005 and December 31, 2004, was reduced by $715,415 and $530,952, respectively, in respect of these loan servicing fees received by Gladstone Management.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $19.8 million and it has a current fair value of approximately $115,505 which is recorded in other assets on the Company’s consolidated balance sheet at June 30, 2006.  At September 30, 2005, the interest rate cap agreement had a fair value of $50,253.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the three and nine months ended June 30, 2006, the Company recorded $1,367 of income from the interest rate cap agreement recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.

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

While Gladstone Management receives all fees in connection with the Company’s investments, such fees received by Gladstone Management are credited to the Company as a reduction of the advisory fee payable to Gladstone Management under the advisory agreement between the Company and Gladstone Management.  For the three months ended June 30, 2006 and June 30, 2005, Gladstone Management received $539,000 and $240,600, respectively, for fees rendered to portfolio companies, for the three months ended March 31, 2006 and March 31, 2005, Gladstone Management received $673,000 and $450,000, respectively, of such fees and for the three months ended December 31, 2005 and December 31, 2004, Gladstone Management received $550,000 and $286,500, respectively, of such fees. None of these fees were for managerial assistance even though Gladstone Management provided managerial assistance to many of the Company’s portfolio companies.  Accordingly, the advisory fee payable by the Company to Gladstone Management for the three months ended June 30, 2006 and June 30, 2005 was reduced by $539,000 and $240,600, respectively, for the three months ended March 31, 2006 and March 31, 2005 was reduced by $673,000 and $450,000, respectively, and for the three months ended December 31, 2005 and December 31, 2004 was reduced by $550,000 and $286,500, respectively, in respect of these fees received by Gladstone Management.

NOTE 15. ADVISORY AGREEMENT WITH GLADSTONE MANAGEMENT CORPORATION

Effective October 1, 2004, the Company entered into an advisory agreement with Gladstone Management, an unconsolidated affiliate of the Company, whereby Gladstone Management serves as an external adviser to the Company.  As compensation for the services of Gladstone Management, the Company pays Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total annual fee of 2.0% (0.50% quarterly) of total assets (as reduced by cash and cash equivalents pledged to creditors).  In April 2006, the Adviser’s Board of Directors voluntarily agreed to waive, on a temporary basis, the annual advisory fee from 1.25% to 0.5% (0.125% quarterly) for those senior syndicated loans in which the Company holds a second lien position as well. The Company continues to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Gladstone Management services the loans held by Business Loan, in return for which, Gladstone Management receives a servicing fee with respect to senior syndicated loans, for which there is a second lien position in the portfolio, of 0.5% annual fee and with respect to all other loans a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to Gladstone Management are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee and are shown above the direct credits line item in the table below.  For the three months ended June 30, 2006, March 31, 2006 and December 31, 2005, these loan servicing fees totaled $693,965, $734,644 and $715,415, respectively, as compared to the loan servicing fees for the three months ended June 30, 2005, March 31, 2005 and December 31, 2004 of $687,971, $585,542 and $530,952, respectively, all of which were credited against the 2% management fee in order to derive the management fee which is presented as the line item management fee in the consolidated statement of operations.  Under the advisory agreement, Gladstone Management also provides the managerial assistance and other services to the Company’s portfolio companies.  To the extent that Gladstone Management receives any fees directly from a portfolio company for such services, Gladstone Management credits these fees directly against the 2% management fee and these amounts are shown in the table below as a credit to the management fee.  For the three months ended June 30, 2006, March 31, 2006 and December 31, 2005, Gladstone Management recorded $539,000, $673,000 and $550,000, respectively of such fees and credited this amount against the 2% management fee received from the Company, as compared such fees for June 30, 2005, March 31, 2005 and December 31, 2004 of $240,600, $450,000 and $286,500, these credits are reflected on the consolidated statement of operations as credit to management fees for fees collected by Gladstone Management.  Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The following tables set forth the quarterly computation of the management fee for the three months ended June 30, 2006, March 31, 2006 and December 31, 2005 and for the three months ended June 30, 2005, March 31, 2005 and December 31, 2004, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee and 0.1875% quarterly administrative fee):

	Three Months Ended
Fee:	June 30, 2006		March 31, 2006	December 31, 2005
Total assets at	$207,265,095		$217,404,695	$211,823,244
Less: Senior syndicated loans subject to reduced fee	(3,018,897	)(a)	—
Less: Borrowings under line of credit at	—		—	(15,000,000	)(d)
Total assets subject to quarterly fee of 0.50% as of	204,246,198		217,404,695	196,823,244
Quarterly fee rate	0.50%		0.50%	0.50%
Management fee before senior syndicated loan advisory fee	1,021,231		1,087,023	984,116
Total senior syndicated loan advisory fee at quarterly rate 0.125%	3,774	(b)	—	—
Gross management fee before loan servicing fee credit	1,025,005		1,087,023	984,116
Less: loan servicing fee from Gladstone Business Loan LLC	693,965		734,644	715,415
Management fee before credit:	331,040		352,379	268,701

Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	539,000		673,000	550,000
Net management fee for the three months ended (c):	$(207,960)		$(320,621)	$(281,299)

	Three Months Ended
Fee:	June 30, 2005	March 31, 2005		December 31, 2004
Total assets at	$209,320,463	$213,753,998		$194,085,591
Less: Borrowings under line of credit at	—	(18,644,179	)(e)	(22,435,000	)(e)
Total assets subject to fee as of	209,320,463	195,109,819		171,650,591
Quarterly fee rate	0.50%	0.50%		0.50%
Gross management fee before loan servicing fee credit	1,046,602	975,549		858,254
Less: loan servicing fee from Gladstone Business Loan LLC	687,971	585,542		530,952
Management fee before credit:	358,631	390,007		327,302

Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	240,600	450,000		286,500
Net management fee for the three months ended (c):	$118,031	$(59,993)		$40,802

(a)          In April 2006, the Adviser’s Board of Directors waived on a temporary basis, the annual advisory fee from 1.25% to 0.5% (0.125% quarterly) for those senior syndicated loans in which the Company also holds a syndicated second lien position.

(b)          This amount represents the reduced quarterly advisory fee applicable only to the senior syndicated loans.

(c)           If the amount presented is in parentheses it denotes the amount is due back to the Company from the Adviser; if the amount is positive, it indicates that the Company owes the Adviser the amount.

(d)          This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of December 31, 2005.  The $15.0 million was to be used to fund a new loan investment, however the investment did not fund until January 2006.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

(e)           This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for the purpose of satisfying the Company’s asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of the Company’s advisory agreement with Gladstone Management.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

On December 2, 2005, the Company’s stockholders approved a proposal to enter into the Amended Advisory Agreement with the Adviser and the Administration Agreement between the Company and the Administrator.

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

In connection with the approval of the Amended Advisory Agreement, the Company will terminate the 2001 Plan.  On May 31, 2006, all the holders of outstanding stock options accepted the Company’s offer to amend their existing stock options and accelerate the contractual expiration date of the outstanding options to September 30, 2006.  The Amended Advisory Agreement and the Administration Agreement will become effective on October 1, 2006, the first day of the 2007 fiscal year.

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

During the nine months ended June 30, 2006, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded, such as fees received from portfolio companies, resulting in aggregate federal and state income taxes of $138,678 during the nine months ended June 30, 2005.

NOTE 17. RELATED PARTY TRANSACTIONS

The Company provides loans to employees of the Adviser for the exercise of options under the 2001 Plan.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  During the nine months ended June 30, 2006, the Company issued one loan to an employee for $199,980 and received principal repayments of $129,943 in connection with the full repayment of one loan and a partial repayment on another loan.  During the nine months ended June 30, 2005, the Company extended one loan for $157,100 and received principal repayments of $797,429.  The Company recognized interest income from all employee stock option loans of $108,877 and $323,003 for the three and nine months ended June 30, 2006, respectively, as compared to $108,065 and $336,382 for the three and nine months ended June 30, 2005, respectively.

NOTE 18. SUBSEQUENT EVENTS

In July 2006, the Company funded ActivStyle, a distributor of consumable medical products, for approximately $5.7 million and purchased an additional $1.5 million participation in Bresnan Communications, LLC.  Also, Advanced Homecare Management, Inc. repaid its entire investment of $7.5 million and the Company reentered the investment for $5.0 million.

In July 2006, the Company’s Board of Directors declared the following monthly dividends:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2006	September 21, 2006	September 29, 2006	$0.14
	August 23, 2006	August 31, 2006	$0.14
	July 21, 2006	July 31, 2006	$0.14

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

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, second lien notes, and senior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on second lien and senior subordinated notes.  In addition, we may acquire existing loans, which meet this profile, from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants, or other equity instruments that we may receive when we extend loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “Act”).

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

Our loans typically range from $5 million to $15 million, generally mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “payment in kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. We currently do not hold any investments with PIK and therefore, there was no PIK accrued on our balance sheet as of June 30, 2006.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Effective October 1, 2004, our investment adviser, Gladstone Management Corporation (“Gladstone Management” or the “Adviser”) began to provide these services on our behalf through its officers who are also our officers.  In addition, Gladstone Management provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to Gladstone Management in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to Gladstone Management.  Any fees received for other services, with the exception of the recurring fees, by Gladstone Management are currently credited against the management advisory fee payable to Gladstone Management pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by Gladstone Management.  The specific other services Gladstone Management provides vary by portfolio company, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  In addition, the Adviser provides managerial assistance to portfolio companies. To date the Adviser has not charged for these managerial assistance services, however if the Adviser does provide such managerial assistance the Adviser will credit the managerial assistance fees to the management advisory fee due from us to the Adviser.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including, but not limited to, the satisfactory completion of our due diligence investigations of the potential borrower’s business, reaching agreement on the legal documentation for the loan, and the receipt of all necessary consents. Upon execution of the non-binding term sheet, the potential borrower generally pays Gladstone Management a non-refundable fee for its services rendered through the date of the non-binding term sheet. These fees are received by Gladstone Management and are offset against amounts due to Gladstone Management, which has the effect of reducing our expenses to the extent of any such fees received by Gladstone Management.

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

During the nine months ended June 30, 2006, we extended, directly or through participations, approximately $105.1 million of new loans to a total of 17 companies.  Also, during the nine months ended June 30, 2006, six borrowers repaid loans ahead of contractual maturity at par value, we sold or were repaid in full on eight syndicated loans, and sold three loan investments at a loss for an aggregate return of capital of approximately $96.5 million and we received scheduled contractual principal repayments of approximately $11.3 million, for total principal repayments of approximately $107.9 million.  Since our initial public offering in August 2001, we have made 110 different loans to, or investments in, 62 companies for a total of approximately $471.3 million, before giving effect to principal repayments on investments and divestitures.

We are continuously working toward the consummation of more investments. These prospective loans are subject to, among other things, the satisfactory completion of our due diligence investigation of each borrower, acceptance of terms and structure and obtaining necessary consents. With respect to each prospective loan, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. Our management has initiated its due diligence investigations of the potential borrowers, however we cannot assure you that we will not discover facts in the course of completing our due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

External Adviser

Pursuant to our advisory agreement with Gladstone Management, we pay the Adviser an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%. This fee is then directly reduced by the amount of loan servicing fees paid to the Adviser and any other fees received by the Adviser from our borrowers and potential borrowers.  In April 2006, the Adviser’s Board of Directors reduced the annual advisory fee of 1.25% to 0.5% for those senior syndicated loans in which we already have a syndicated second lien position.  We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Gladstone Management services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”) in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the facility.  Effective in April 2006, the Advisor’s Board of Directors voted to reduce the portion of the annual fee to 0.5% for those senior syndicated loans in which we already have a syndicated second lien position.  For the three months ended June 30, 2006 and June 30, 2005 we incurred $693,965 and $687,971, respectively and for the nine months ended June 30, 2006 and June 30, 2005, we incurred $2,144,024 and $1,804,465, respectively, in loan servicing fees.

For the three months ended June 30, 2006, the gross management fee, before reductions for loan servicing fees and other fees was approximately $1.0 million.  After being reduced by loan servicing fees of approximately $694,000 and other fees received by Gladstone Management of $539,000, our net management fee for the three months ended June 30, 2006 was a credit of approximately $208,000.  For the three months ended June 30, 2005, the gross management fee, before reductions for loan servicing fees and other fees was approximately $1.0 million.  After being reduced by loan servicing fees of approximately $688,000 and other fees received by Gladstone Management of $241,000, our net management fee for the three months ended June 30, 2005 was approximately $118,000.  For the three months ended March 31, 2006, the gross management fee, before reductions for loan servicing fees and other fees was approximately $1.1 million.  After being reduced by loan servicing fees of approximately $735,000 and other fees received by Gladstone Management of $673,000, our net management fee for the three months ended March 31, 2006 was a credit of approximately $321,000.  For the three months ended March 31, 2005, the gross management fee, before reductions for loan servicing fees and other fees was approximately $976,000.  After being reduced by loan servicing fees of approximately $586,000 and other fees received by Gladstone Management of $450,000, our net management fee for the three months ended March 31, 2005 was a credit of approximately $60,000.  For the three months ended December 31, 2005 and December 31, 2004, the gross management fee, before reductions for loan servicing fees and other fees was approximately $984,000 and $858,000, respectively.  After being reduced by loan servicing fees of approximately $715,000 and $531,000, respectively, and other fees received by Gladstone Management of approximately $550,000 and $286,500, respectively, our net management fees for the three months ended December 31, 2005 and December 31, 2004 was a credit of $281,299 and $40,802, respectively.  Since the fees are computed quarterly it is necessary to sum the three quarters in order to derive the year to date management fee, therefore for the nine months ended June 30, 2006 and June 30, 2005 gross management fees before reductions were approximately $3.1 million and $2.9 million, respectively, and the aggregate net management fees after reductions were a credit of approximately $810,000 and an expense of approximately $99,000, respectively, for the nine months ended June 30, 2006 and June 30, 2005.

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

The Amended Advisory Agreement and Administration Agreement will not become effective as long as the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”) is in effect or as long as there are any outstanding stock options.  In connection with the approval of the Amended Advisory Agreement, and pursuant to an offer approved by our Board of Directors on April 11, 2006, we extended an offer to the then current stock option holders to amend the terms of all outstanding stock options under the Plan to accelerate the contractual expiration date of these options to September 30, 2006.  The offer was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 12, 2006, was conducted in accordance with the federal tender offer rules and regulations, and was conditioned upon the acceptance by 100% of the current stock option holders.  On May 31, 2006, 100% of the current stock option holders accepted the offer.  The acceptance of this offer enables the implementation of the Amended Advisory Agreement and Administration Agreement on October 1, 2006, the first day of the first fiscal quarter following the September 30, 2006 amended contractual expiration date of the stock options.  The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective at the start of fiscal year 2007.

Our Board of Directors also accelerated in full the vesting of all outstanding options other than options held by the non-employee Directors effective April 11, 2006.  This action resulted in accelerated vesting of 34,500 outstanding options.

As of July 18, 2006 there are 1,186,663 outstanding options under the 2001 Plan, and no further options will be granted. The shares underlying these stock options have been registered under the Securities Act of 1933 (as amended).  1,156,663 of these options are now vested with the remaining 30,000, which are held by our non-employee directors, scheduled to terminate on September 30, 2006 prior to their vesting.  Upon exercise, the holders of these options will be able to publicly resell their shares without restriction.  Sales of substantial amounts of our common stock in the public market, pursuant to the registration statement, such option exercises, under Rule 144 or otherwise, or the availability of such shares for sale, including as a result of the recent actions taken by our Board of Directors to facilitate the implementation of the Amended Advisory Agreement and Administration Agreement, could adversely affect the prevailing market prices for our common stock, and could dilute the interests of existing stockholders. This would be particularly the case if a significant number of option holders elect not to “exercise and hold” their options, but rather seek to monetize their option holdings through broker-assisted cashless exercises. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

In addition, the Board of Directors of the Adviser has voluntarily agreed to waive, on a temporary basis, certain fees paid by us to the Adviser under the advisory agreement.  We currently pay 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors) and the waiver provides that the 1.25% will be reduced to 0.5% for the portion of total assets that consists of investments in senior syndicated loans for which we also have a second lien position.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 30, 2006.

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

With our assessment and S&P value estimates as a backdrop, our Board of Directors votes to accept or not accept the analyses and values recommended by management and S&P.  At June 30, 2006 and September 30, 2005, the Board of Directors elected to accept the valuations recommended by S&P on the loans in our portfolio as denoted on the Schedule of Investments as of June 30, 2006 and September 30, 2005 in our consolidated financial statements. Subsequent to September 30, 2005, the fair value of our investment in

ARI Holdings, Inc. was reduced from the value proposed by S&P because the investment was sold in November 2005 at a value less than that indicated by S&P on September 30, 2005.  Our Board of Directors determined to reduce the value proposed by S&P to the value of the sale price and as such the sale price of the investment is reflected in the fair value on our Schedule of Investments as of September 30, 2005 in our consolidated financial statements.

Because there is a delay between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of these loans in accordance with our valuation policy.  These new loans are usually valued at par.  Because S&P does not provide values for mortgage loans or equity securities, our Board of Directors also determines the fair value of these investments using our valuation policy without the input of S&P.  At June 30, 2006, we had one mortgage loan in our portfolio at a cost basis of $1.0 million and warrants with a cost basis of $37,000.

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

Loan Grading and Risk Rating: As part of our valuation procedures we risk rate all of our loans.  Our risk rating system uses a scale of 0 to 10.  This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default.  These types of systems are referred to as risk rating systems and are used by banks and rating agencies.  The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.  For those investments for which S&P prepares valuation recommendations, we compile this information and provide it to S&P for its consideration in determining its valuation recommendations.  For those investments for which S&P does not prepare valuation recommendations, management uses this information to develop its own valuation recommendations.

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by NRSRO as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies.  Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate.  We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses that can afford to pay an NRSRO to rate their securities.  However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating.  The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that are not used in the NRSRO rating.  It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A.  Therefore, our scale begins with the designation BBB as the best risk rating.

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description (a)
>10	Baa2	BBB	Probability of Default (PD during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default: and the EL is greater than 20%

(a)          The default rates set here are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. The following table lists the risk ratings for all of the debt securities outstanding at June 30, 2006, March 31, 2006, December 31, 2005 and September 30, 2005:

Rating	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005
Average	6.9	7.1	7.1	7.0
Weighted Average	6.8	7.1	7.2	7.1
Highest	9.0	9.0	9.0	9.0
Lowest	4.0	4.0	5.0	5.0

Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  Currently, none of our investments are on non-accrual.  At June 30, 2006, no payments were past due on any of our debt securities.  At September 30, 2005, ARI Holdings, Inc. was past due on its payments and was placed on non-accrual.  This investment was sold in November 2005 at an approximate loss of $1.1 million.  We do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for syndicated loans, and if the security has been rated by a NRSRO, then we value the loan at the indicative bid price offered by the syndication agent on the valuation date.  At June 30, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for eight debt securities in our portfolio.  At September 30, 2005, none of the debt securities in our portfolio were publicly traded and there was a limited market for 12 debt securities in our portfolio.

For debt securities that either are not publicly traded, for which there is no market, or for which there is a market but have not been rated by a NRSRO, we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to currently sell the security.  To determine the current sale price of the security, we consider some or all of the following factors:

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

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At June 30, 2006 and September 30, 2005 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At June 30, 2006 and September 30, 2005 we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $201,428,621 and $205,338,554, respectively.

At June 30, 2006, we had total unrealized appreciation of $1,782,643, which was mainly composed of unrealized appreciation of $1,010,778 on our warrants of Finn Corporation, $235,543 of unrealized appreciation on our senior term debt in GQM Acquisition Corporation, $133,000 of unrealized appreciation on our senior subordinated term debt investment in Visual Edge Technology, Inc.  This unrealized appreciation was offset by unrealized depreciation of $541,614, most notably composed of unrealized depreciation of $332,084 on our senior term debt investments in Mistras Holdings Corporation and unrealized depreciation of $122,678 on our senior subordinated term debt investment in Consolidated Bedding, Inc.  In the aggregate, we recorded net unrealized appreciation of $1,241,029 on our total investment portfolio.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

Investment Income

Investment income for the three months ended June 30, 2006 was approximately $6.5 million as compared to approximately $6.1 million for the three months ended June 30, 2005.  Interest income from our investment portfolio increased from June 30, 2005 due to the increase in new loans of $122.7 million, offset by principal repayments and investment sales of approximately $117.9 million.

Interest income from our investments in debt securities of private companies was approximately $5.8 million for the three months ended June 30, 2006 which is consistent with approximately $5.8 million for the three months ended June 30, 2005, which included approximately $64,000 of PIK interest. This was primarily a result of a modest net increase in investments of approximately $4.8 million over June 30, 2005.  This increase consisted of $122.7 million of new investments, offset by principal repayments and investment sales of approximately $117.9 million.

The annualized weighted average yield on our portfolio for the three months ended June 30, 2006 was 11.7%, there was no PIK interest accrued during the three months ended June 30, 2006. The annualized weighted average yield on our portfolio for the three months ended June 30, 2005 was 11.4% (without giving effect to PIK interest) and 11.8% (after giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended June 30, 2006 was approximately $8,000, as compared to approximately $8,000 for the three months ended June 30, 2005.

For the three months ended June 30, 2006 and June 30, 2005, we recorded approximately $109,000 and $108,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

For the three months ended June 30, 2006, we recorded approximately $630,000 of prepayment fees and other income as compared to $245,000 for the three months ended June 30, 2005.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were approximately $1.7 million, as compared to approximately $1.8 million for the three months ended June 30, 2005. Operating expenses for the three months ended June 30, 2006 reflected a significant increase in interest expense, professional fees, and stockholder related costs.

Loan servicing fees of approximately $694,000 were incurred for the three months ended June 30, 2006 as compared to approximately $688,000 for the three months ended June 30, 2005.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which is based on the size of the portfolio.  These fees were directly credited against the amount of the management fee due to Gladstone Management.

Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). Effective in April 2006, Gladstone Management’s Board of Directors agreed to voluntarily waive the advisory fee on a temporary basis by reducing the 1.25% annual fee to 0.5% per annum applicable only to the senior syndicated loans in which we already have a second lien position.  We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides managerial assistance and other services to our portfolio companies and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone Management.

Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The following table sets forth the computation of the management fee for the three months ended June 30, 2006 and June 30, 2005, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

	Three Months Ended
	June 30, 2006		June 30, 2005
Fee:
Total assets at	$207,265,095		$209,320,463
Less: Senior syndicated loans subject to reduced fee	(3,018,897	)(a)	—
Less: Borrowings under line of credit at	—		—
Total assets subject to quarterly fee of 0.50% as of	204,246,198		209,320,463
Quarterly fee rate	0.50%		0.50%
Management fee before senior syndicated loan advisory fee	1,021,231		1,046,602
Total senior syndicated loan advisory fee at quarterly rate 0.125%	3,774	(b)	—
Gross management fee before loan servicing fee credit	1,025,005		1,046,602
Less: loan servicing fee from Gladstone Business Loan LLC	693,965		687,971
Management fee before credit:	331,040		358,631

Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	539,000		240,600
Net management fee for the three months ended (c):	$(207,960)		$118,031

(a)          In April 2006, the Adviser’s Board of Directors waived on a temporary basis the annual advisory fee from 1.25% to 0.5% (0.125% quarterly) for those senior syndicated loans in which the Company also holds a syndicated second lien position.

(b)          This amount represents the reduced quarterly advisory fee applicable only to the senior syndicated loans.

(c)           If the amount presented is in parentheses it denotes the amount is due back to us from the Adviser; if the amount is positive, it indicates that we owe the Adviser the stated amount.

Professional fees, consisting primarily of legal and audit fees, for the three months ended June 30, 2006 were approximately $166,000 as compared to approximately $134,000 for the three months ended June 30, 2005.  The increase is due primarily to an increase in non-reimbursable legal fees associated with the stock option tender offer.

Amortization of deferred financing costs, in connection with our lines of credit, was approximately $36,000 for the three months ended June 30, 2006 and approximately $101,000 for the three months ended June 30, 2005.  The decrease is due to the completion of the amortization cycle related to certain deferred financing costs.

Interest expense for the three months ended June 30, 2006 was approximately $702,000 as compared to approximately $563,000 for the three months ended June 30, 2005.   This increase is primarily a result of increased borrowings under our line of credit during the three months ended June 30, 2006, which borrowings were used, in part, to finance our increased investments, of which these borrowings remained outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Stockholder related costs for the three months ended June 30, 2006 were approximately $28,000, as compared to approximately $16,000 for the three months ended June 30, 2005.  Stockholder related costs include such recurring items as transfer agent fees, securities fees, and electronic filing fees and increased during the three months ended June 30, 2006 mainly in association with the stock option tender offer.

Directors’ fees for the three months ended June 30, 2006 were approximately $28,000, as compared to approximately $27,000 for the three months ended June 30, 2005 due to the addition of a new director in December 2005.

Insurance expense for the three months ended June 30, 2006 was approximately $51,000, as compared to approximately $44,000 for the three months ended June 30, 2005. The increase is primarily the result of an increase in the amortization of our directors and officers insurance premiums.

Stock option compensation expense for the three months ended June 30, 2006 was approximately $202,000.  This is the result of the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.  There was no stock option compensation expense recorded for the three months ended June 30, 2005.

Other expenses were approximately $35,000 for the three months ended June 30, 2006, as compared to approximately $64,000 for the three months ended June 30, 2005.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Realized Gain (Loss) on Sale of Investments

During the three months ended June 30, 2006, we realized a net loss of approximately $101,000 as a result of the repayment in full of some syndicated loans that contained unamortized premiums.  There were no realized gains or losses on sale of investments during the three months ended June 30, 2005.

Realized Gain on Settlement of Derivative

During the three months ended June 30, 2006, we received our first interest rate cap agreement payment as a result of the one month LIBOR exceeding 5%.  There was no realization during the three months ended June 30, 2005 as the one month LIBOR was below 5%.

Net Unrealized Appreciation (Depreciation) on Derivative

During the three months ended June 30, 2006, we recorded net unrealized appreciation of approximately $41,000 due to an increase in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of approximately $49,000 during the three months ended June 30, 2005.  The increase in the fair market value is attributable to the one month LIBOR exceeding 5% which is when we would start to receive payments.

Net Unrealized Appreciation (Depreciation) on Investments

For the three months ended June 30, 2006, we recorded net unrealized appreciation on investments of approximately $813,000 as compared to net unrealized depreciation of approximately $389,000, for the three months ended June 30, 2005.  The unrealized appreciation increased during the three months ended June 30, 2006 mainly in part to the increase in the value of the Finn Corporation warrant.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of approximately $5.5 million for the three months ended June 30, 2006.  Based on a weighted-average of 11,337,291 (basic) and 11,570,425 (diluted) shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended June 30, 2006 was $0.49 (basic) and $0.48 (diluted).

For the three months ended June 30, 2005, we realized a net increase in net assets resulting from operations of approximately $3.9 million.  Based on a weighted-average of 11,299,010 (basic) and 11,578,637 (diluted) shares outstanding, our net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2005 was $0.35 (basic) and $0.34 (diluted).

Comparison of the nine months ended June 30, 2006 to the nine months ended June 30, 2005

Investment Income

Investment income for the nine months ended June 30, 2006 was approximately $19.6 million as compared to approximately $18.1 million for the nine months ended June 30, 2005.  The increase is mainly attributable to an increase in interest income from our investment portfolio which had new investments of $122.7 million, offset by principal repayments and investment sales of approximately $117.9 million, for net new investments of $4.8 million from June 30, 2005 through June 30, 2006.

Interest income from our investments in debt securities of private companies was approximately $18.5 million, including approximately $556,000 of success fees from the full repayment of Woven Electronics Corporation and $63,000 of PIK interest, for the nine months ended June 30, 2006 as compared to approximately $16.7 million for the nine months ended June 30, 2005, which included approximately $335,000 of PIK interest. This increase was primarily a result of a net increase in investments of approximately $4.8 million over June 30, 2005.  There was also an increase in investments that are variable rate or that the variable rate has exceeded the floor which contributed to the growth in interest income.

The annualized weighted average yield on our portfolio for the nine months ended June 30, 2006 was 12.3% (without giving effect to PIK interest) and 12.3% (after giving effect to PIK interest). The annualized weighted average yield on our portfolio for the nine months ended June 30, 2005 was 12.5% (without giving effect to PIK interest) and 12.6% (after giving effect to PIK interest). The decline is due to the early repayments of principal balances on certain loans, which had higher interest rates.

Interest income from invested cash and cash equivalents for the nine months ended June 30, 2006 was approximately $22,000, as compared to approximately $29,000 for the nine months ended June 30, 2005. This decrease was primarily a result of a decrease in invested cash and cash equivalents.

For the nine months ended June 30, 2006 and June 30, 2005, we recorded approximately $323,000 and $336,000, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.

For the nine months ended June 30, 2006, we recorded approximately $711,000 of prepayment fees and other income as compared to $1.1 million for the nine months ended June 30, 2005.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments ahead of scheduled payment dates which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the nine months ended June 30, 2006 were approximately $5.1 million, as compared to approximately $4.5 million for the nine months ended June 30, 2005. Operating expenses for the nine months ended June 30, 2006 reflected a significant increase in interest expense, loan servicing fees, stockholder related costs and stock option compensation expense.

Loan servicing fees of approximately $2.1 million were incurred for the nine months ended June 30, 2006 as compared to approximately $1.8 million for the nine months ended June 30, 2005.  These fees were incurred in connection with a loan servicing agreement between Gladstone Business Loan LLC (“Business Loan”) and Gladstone Management, which is based on the size of the portfolio.  These fees were directly credited against the amount of the management fee due to Gladstone Management.

Effective October 1, 2004, we entered into an advisory agreement with Gladstone Management whereby Gladstone Management serves as our external adviser.  As compensation for the services of Gladstone Management, we pay Gladstone Management an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). Effective in April 2006, Gladstone Management’s Board of Directors voluntarily waived the advisory fee on a temporary basis by reducing the 1.25% annual fee to 0.5% per annum applicable only to the senior syndicated loans in which we already have a second lien position. We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, Gladstone Management provides managerial assistance and other services to our portfolio companies and likewise Gladstone Management directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to Gladstone Management.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to Gladstone Management.

Overall, the management fee due to Gladstone Management cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The following table sets forth the computation of the management fee for the nine months ended June 30, 2006 and June 30, 2005, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee) and the reduced fee for senior syndicated loans of 0.125% per quarter:

	Three Months Ended
	June 30, 2006		March 31, 2006	December 31, 2005
Fee:
Total assets at	$207,265,095		$217,404,695	$211,823,244
Less: Senior syndicated loans subject to reduced fee	(3,018,897	)(a)	—
Less: Borrowings under line of credit at	—		—	(15,000,000	)(d)
Total assets subject to quarterly fee of 0.50% as of	204,246,198		217,404,695	196,823,244
Quarterly fee rate	0.50%		0.50%	0.50%
Management fee before senior syndicated loan advisory fee	1,021,231		1,087,023	984,116
Total senior syndicated loan advisory fee at quarterly rate 0.125%	3,774	(b)	—	—
Gross management fee before loan servicing fee credit	1,025,005		1,087,023	984,116
Less: loan servicing fee from Gladstone Business Loan LLC	693,965		734,644	715,415
Management fee before credit:	331,040		352,379	268,701

Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	539,000		673,000	550,000
Net management fee for the three months ended (c):	$(207,960)		$(320,621)	$(281,299)

	Three Months Ended
	June 30, 2005	March 31, 2005		December 31, 2004
Fee:
Total assets at	$209,320,463	$213,753,998		$194,085,591
Less: Borrowings under line of credit at	—	(18,644,179	)(e)	(22,435,000	)(e)
Total assets subject to fee as of	209,320,463	195,109,819		171,650,591
Quarterly fee rate	0.50%	0.50%		0.50%
Gross management fee before loan servicing fee credit	1,046,602	975,549		858,254
Less: loan servicing fee from Gladstone Business Loan LLC	687,971	585,542		530,952
Management fee before credit:	358,631	390,007		327,302
Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	240,600	450,000		286,500
Net management fee for the three months ended (c):	$118,031	$(59,993)		$40,802

(a)          In April 2006, the Adviser’s Board of Directors waived on a temporary basis the annual advisory fee from 1.25% to 0.5% (0.125% quarterly) for those senior syndicated loans in which the Company also holds a syndicated second lien position.

(b)          This amount represents the reduced quarterly advisory fee applicable only to the senior syndicated loans.

(c)           If the amount presented is in parentheses it denotes the amount is due back to us from the Adviser; if the amount is positive, it indicates that we owe the Adviser the stated amount.

(d)          This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of December 31, 2005.  The $15.0 million was to be used to fund a new loan investment, however the investment did not fund until January 2006.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

(e)           This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for the purpose of satisfying our asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to Gladstone Management, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with Gladstone Management.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

                           Professional fees, consisting primarily of legal and audit fees, for the nine months ended June 30, 2006 were approximately $400,000 as compared to approximately $529,000 for the nine months ended June 30, 2005.  The decrease is due primarily to a decrease in non-reimbursable legal fees.

Amortization of deferred financing costs, in connection with our lines of credit, was approximately $95,000 for the nine months ended June 30, 2006 and approximately $284,000 for the nine months ended June 30, 2005.  The decrease is due to the completion of the amortization cycle related to certain deferred financing costs.

Interest expense for the nine months ended June 30, 2006 was approximately $2.3 million as compared to approximately $1.2 million for the nine months ended June 30, 2005.   This increase is primarily a result of increased borrowings under our lines of credit during the nine months ended June 30, 2006, which borrowings were used, in part, to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Stockholder related costs for the nine months ended June 30, 2006 were approximately $273,000, as compared to approximately $193,000 for the nine months ended June 30, 2005.  Stockholder related costs include such recurring items as transfer agent fees, securities fees, and electronic filing fees.  The increase is due mainly to the printing and mailing of the special proxy statement in connection with the special meeting of stockholders, the printing and mailing of the annual report to stockholders and the annual proxy to stockholders, and the filing fees associated with the stock option tender offer.

Directors’ fees for the nine months ended June 30, 2006 were $82,000, as compared to approximately $78,000 for the nine months ended June 30, 2005 due to the addition of a new director in December 2005.

Insurance expense for the nine months ended June 30, 2006 was approximately $152,000, as compared to approximately $134,000 for the nine months ended June 30, 2005. The increase is primarily the result of an increase in the amortization of our directors and officers insurance premiums.

Stock option compensation expense for the nine months ended June 30, 2006 was approximately $280,000.  This is the result of the adoption of SFAS No. 123(R) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.  There was no stock option compensation expense recorded for the nine months ended June 30, 2005.

Other expenses were approximately $152,000 for the nine months ended June 30, 2006, as compared to approximately $177,000 for the nine months ended June 30, 2005.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

During the nine months ended June 30, 2006, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

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

Realized (Loss) Gain on Sale of Investments

During the nine months ended June 30, 2006, we sold our investments in ARI Holdings, Inc. and Marcal Paper Mills, Inc. for an aggregate loss of approximately $1.18 million and were repaid on several syndicated loans which contained unamortized premiums of approximately $149,000, partially offset by gains of approximately $426,000 on the sale of some syndicated loans and the repayment in full of some syndicated loans which contained unamortized discounts, for a total net realized loss of approximately $904,000.  During the nine months ended June 30, 2005, we sold our $975,000 syndicated participation in Burt’s Bees, Inc. for a gain of $9,750 and we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000, for a total net realized gain of approximately $30,000.

Realized Gain on Settlement of Derivative

During the nine months ended June 30, 2006, we received our first interest rate cap agreement payment as a result of the one month LIBOR exceeding 5%.  There was no realization during the nine months ended June 30, 2005 as the one month LIBOR was below 5%.

Net Unrealized Appreciation (Depreciation) on Derivative

During the nine months ended June 30, 2006, we recorded net unrealized appreciation of approximately $65,000 due to an increase in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of approximately $58,000 during the nine months ended June 30, 2005.

Net Unrealized Appreciation (Depreciation) on Investments

For the nine months ended June 30, 2006, we recorded net unrealized appreciation on investments of approximately $5.8 million as compared to net unrealized depreciation of approximately $298,000, for the nine months ended June 30, 2005.  The unrealized appreciation is mainly attributable to the early repayment or sale of loans that were underperforming as of September 30, 2005, most notably Finn Corporation and ARI Holdings, Inc., as well as the unrealized appreciation on the Finn Corporation warrant currently still in our portfolio.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of approximately $19.3 million for the nine months ended June 30, 2006.  Based on a weighted-average of 11,317,437 (basic) and 11,549,054 (diluted) shares outstanding, our net increase in net assets from operations per weighted-average common share for the nine months ended June 30, 2006 was $1.71 (basic) and $1.68 (diluted).

For the nine months ended June 30, 2005, we realized a net increase in net assets resulting from operations of approximately $13.2 million for the nine months ended June 30, 2005.  Based on a weighted-average of 11,288,784 (basic) and 11,602,986 (diluted) shares outstanding, our net increase in net assets from operations per weighted-average common share for the nine months ended June 30, 2005 was $1.17 (basic) and $1.13 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had investments in debt securities of, or loans to, 29 private companies, totaling approximately $201.5 million (cost basis) of total assets.

During the nine months ended June 30, 2006 and June 30, 2005, the following investment activity occurred:

Quarter Ended	New Investments	Principal Repayments	Net Gain/(Loss) on Disposal

June 30, 2006	$39,916,834	$44,358,944	$(100,850)
March 31, 2006	38,471,109	24,815,067	377,500
December 31, 2005	26,688,457	38,702,066	(1,180,595)
	$105,076,400	$107,876,077	$(903,945)

June 30, 2005	$34,732,083	$18,154,720	$—
March 31, 2005	44,513,875	33,859,918	20,000
December 31, 2004	46,949,500	25,975,707	9,750
	$126,195,458	$77,990,345	$29,750

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended September 30,	Amount

2006	$2,532,673
2007	10,216,270
2008	23,415,615
2009	24,354,132
2010	36,118,831
Thereafter	104,828,100
$201,465,621

Net cash provided by operating activities for the nine months ended June 30, 2006, consisting primarily of the items described in “Results of Operations”, was approximately $15.0 million as compared to net cash provided by operating activities of approximately $2.2 million for the nine months ended June 30, 2005.  Net cash provided by investing activities was approximately $2.9 million for the nine months ended June 30, 2006 and mainly consisted of the net repayment of investments of approximately $2.8 million, as compared to net cash used in investing activities of approximately $68.8 million for the nine months ended June 30, 2005, which consisted mainly of new investments of $126.2 million and the repayment of a repurchase agreement of approximately $21.3 million, partially offset by principal repayments of approximately $78.0 million.  Net cash used in financing activities for the nine months ended June 30, 2006 was approximately $18.0 million and mainly consisted of repayments of borrowings on the line of credit of approximately $118.3 million and approximately $13.8 million for the payment of dividends.  These outflows were partially offset by approximately $113.1 million of cash received from borrowings on the line of credit and the exercise of stock options for approximately $1.2 million.  Net cash provided by financing activities was approximately $1.4 million for the nine months ended June 30, 2005 and consisted primarily of cash provided from borrowings on our lines of credit, net of repayments, of approximately $13.8 million and the exercise of stock options which provided approximately $270,000, offset by the payment of dividends of approximately $12.5 million.

During the nine months ended June 30, 2006, cash and cash equivalents decreased from approximately $504,000 to approximately $456,000.

Subsequent to June 30, 2006, we funded a loan investment in the aggregate amount of $5.7 million and purchased an additional $6.5 million syndicate participation using borrowings from our line of credit and received an early repayment of approximately $7.5 million, of which the net proceeds were used to pay down the line of credit.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.135 per common share for January, February, March, April, May, and June 2006, October, November, and December 2005 and $0.12 per common share for October, November and December 2004 and January, February, and March 2005, $0.13 for April, May, and June 2005, and $0.135 for July, August and September 2005.  In July 2006, our Board of Directors declared a monthly dividend of $0.14 per common share for each July, August, and September 2006.

We anticipate continuing to borrow funds and, from time to time issuing additional equity securities to obtain additional capital to make further investments. To this end, we have an effective registration statement on file with the SEC that would permit us to issue, through one or more transactions, up to an aggregate of $48.8 million in securities, which may consist of shares of our common stock, preferred stock, and/or debt securities.

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $100 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which currently matured on May 26, 2006 and was renewed and extended through May 27, 2007.  In connection with the renewal, the credit facility was amended to reduce the equity contribution from $100.0 million to $50.0 million.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the DB Facility will be based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of June 30, 2006, our outstanding principal balance under the DB Facility was approximately $47.8 million at an interest rate of 5.2%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At June 30, 2006, the remaining borrowing capacity available under the DB Facility was approximately $52.2 million.  In October 2005, our Board of Directors approved a resolution to seek to increase this credit facility to $150 million if the need should arise in the future.

The DB Facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2006, Business Loan was in compliance with all of the DB Facility covenants.  We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. For the nine months ended June 30, 2006, the amount due from custodian decreased by approximately $130,000.

Gladstone Management, our affiliated external adviser, services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that Gladstone Management would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2006, we were in compliance with our covenants under the performance guaranty.

The DB facility is available for general corporate purposes.

We also had a $15.0 million line of credit agreement with Branch Banking and Trust Company (“BB&T Agreement”) which originally matured on June 1, 2005.  The line of credit was subsequently modified for quarterly extensions and in December 2005, it was modified to extend the maturity date through December 31, 2006.  On June 22, 2006, we terminated the BB&T Agreement due to infrequent borrowings. Interest on outstanding borrowings was based upon the one month LIBOR plus 2.5% per annum.  The unused portion of the line of credit was subject to a fee of 0.2% per annum during the period in which the BB&T Agreement was outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently our portfolio has approximately 69% of the total loan portfolio cost basis at variable rates with a floor, approximately 3% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, and the remaining 28% of the total loan portfolio cost basis at variable rates without a floor or ceiling.

We have a $100 million revolving credit facility, based on variable rates, with Deutsche Bank AG which matured in May 2006 and was extended and amended through May 2007.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million (which is amortized quarterly) for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At June 30, 2006, the cap agreement had a fair market value of $115,505 and a current notional amount of $19.8 million.  At June 30, 2006, the one month LIBOR rate was approximately 5.33%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $1.7 million or 8.0%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended June 30, 2006.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in net assets resulting from operations by approximately $1.7 million, or 8.0%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended June 30, 2006.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

We may also experience risk associated with investing in securities of companies with foreign operations. We currently do not anticipate investing in debt or equity of foreign companies, however, some potential portfolio companies may have operations located outside the United States. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed by us with the Securities and Exchange Commission on December 13, 2005. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

The recent acceleration of vesting of all outstanding options except those of our non-employee directors, coupled with the new expiration dates of our outstanding options, could result in significant selling pressure from option holders, which could reduce our stock price.

As a result of the recent vesting acceleration of the majority of our outstanding options and the recent amendment of all of our outstanding options to shorten the remaining exercise period of these options to September 30, 2006, there could be significant downward pressure on our common stock price. This would be particularly the case if a significant number of option holders elect not to “buy and hold,” but rather seek to monetize their option holdings (e.g., through a broker-assisted cashless exercise). This downward pressure could reduce the current market price of our common stock and dilute the interests of existing stockholders.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks actually occur, our business could be harmed. In that event, the trading price of our common stock could decline.

At the start of the 2007 fiscal year, the Amended Advisory Agreement with Gladstone Management Corporation and the Administration Agreement with Gladstone Administration LLC will become effective and could potentially reduce our net investment income.

The Amended Advisory Agreement provides for an annual base management fee equal to 2% of our assets and an income-based incentive fee which will reward our Adviser, Gladstone Management Corporation, if our quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of our net assets.  The agreement also provides for an annual capital gains-based incentive fee, whereby the Adviser will receive an annual fee equal to 20% of our realized capital gains (net of realized capital losses and unrealized capital depreciation since inception of the Company).  Under the Administration Agreement, we will pay separately for our allocable portion of the Administrator’s overhead expenses in performing our obligations, including rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.

These additional fees could potentially reduce our net investment income which is the basis for our dividend declaration.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended June 30, 2006.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer

Date: August 1, 2006

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

10.1

Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of May 26, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on May 30, 2006.

10.2

Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on July 12, 2006.

10.3	Custodian Agreement between Gladstone Capital Corporation and The Bank of New York, dated as of May 5, 2006.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.