Form 10-K
period 2006-09-30
GLADSTONE CAPITAL CORP
filed 2006-12-06
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated filer  ☐ Accelerated filer  ☒  Non-Accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
YES ☐ NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2006, based on the closing price on that date of $21.55 on the Nasdaq National Market, was $227,072,091. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 12,310,008 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of December 1, 2006.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE CAPITAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2006

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

PART I

Item 1. Business

About Gladstone Capital Corporation

We are a specialty finance company that was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and completed our initial public offering on August 24, 2001. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended, which we refer to in this annual report as the 1940 Act. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended.

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, venture capital funds or are family-owned businesses. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans.

We seek to invest in small and medium-sized private U.S. businesses that meet certain criteria, including the potential for growth, adequate assets for loan collateral, experienced management teams with significant ownership interest in the business, adequate capitalization, profitable operations based on cash flow, substantial ownership by leveraged buyout funds or venture capital funds and potential opportunities for us to realize appreciation and gain liquidity in our equity positions.  We may achieve liquidity through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights.

We seek to invest primarily in three categories of debt of private companies:

•      Senior Subordinated Notes.  We seek to invest a portion of our assets in senior subordinated notes.  Holders of senior subordinated notes are subordinated to the rights of holders of senior debt in their right to receive principal and interest payments or, in the case of last out tranches of senior debt, liquidation proceeds from the borrower.  As a result, senior subordinated notes are riskier than senior notes.  Although such loans are sometimes secured by significant collateral, the lender is largely dependent on the borrower’s cash flow for repayment.  Additionally, lenders may receive warrants to acquire shares of stock in borrowers or other yield enhancements in connection with these loans.  Senior subordinated notes include second lien loans and syndicated second lien loans.

•      Senior Notes.  We seek to invest a portion of our assets in senior notes of borrowers.  Using its assets and cash flow as collateral, the borrower typically uses senior notes to cover a substantial portion of the funding needed to operate.  Senior lenders are exposed to the least risk of all providers of debt because they command a senior position with respect to scheduled interest and principal payments.  However, unlike senior subordinated and junior subordinated lenders, these senior lenders typically do not receive any stock, warrants to purchase stock of the borrowers or other yield enhancements.  As such, they generally do not participate in the equity appreciation of the value of the business. Senior notes may include revolving lines of credit, senior term loans, senior syndicated loans and senior last-out tranche loans.

•      Junior Subordinated Notes.  We also seek to invest a small portion of our assets in junior subordinated notes.  Holders of junior subordinated notes are subordinated to the rights of the holders of senior debt and senior subordinated debt in their rights to receive principal and interest payments from the borrower.  The risk profile of junior subordinated notes is high, which permits the junior subordinated lender to obtain higher interest rates and more equity and equity-like compensation.

Approximately 69% of the aggregate value of our investment portfolio as of September 30, 2006 was senior debt, approximately 31% was senior subordinated debt and there were no investments in junior subordinated debt.  As of September 30, 2006, we had approximately $216 million invested in 32 portfolio companies.

	September 30, 2006		September 30, 2005
		% of		% of
Industry Classification	Fair Value	Total Investments	Fair Value	Total Investments

Aerospace & Defense	$5,529,891	2.6%	$15,021,732	7.6%
Automobile	6,332,906	2.9%	9,212,906	4.6%
Cargo Transport	8,650,000	4.0%	8,627,500	4.3%
Chemicals, Plastics & Rubber	31,105,148	14.3%	11,924,751	5.9%
Diversified/Conglomerate Manufacturing	—	0.0%	5,050,000	2.5%
Ecological	—	0.0%	6,367,083	3.2%
Electronics	33,360,123	15.3%	39,744,432	19.8%
Entertainment	3,491,250	1.6%	—	0.0%
Farming & Agriculture	709,431	0.3%	8,032,114	4.0%
Healthcare, Education & Childcare	16,707,500	7.7%	7,500,000	3.7%
Home & Office Furnishings	20,636,991	9.5%	14,898,968	7.4%
Mining, Steel, Iron & Non-precious Metals	5,233,750	2.4%	5,486,250	2.7%
Oil & Gas	6,056,250	2.8%	5,037,500	2.5%
Personal & Non-durable Consumer Products	—	0.0%	15,427,377	7.7%
Personal, Food and Miscellaneous Services	6,011,288	2.8%	—	0.0%
Printing, Publishing & Broadcasting	16,203,000	7.4%	7,064,500	3.5%
Retail Stores	14,981,250	6.9%	—	0.0%
Telecommunications	23,596,040	10.8%	20,153,920	10.0%
Textiles & Leather	13,785,932	6.3%	15,265,019	7.6%
Utilities	5,252,000	2.4%	6,032,711	3.0%
Total	217,642,750	100.0%	200,846,763	100.0%

Our loans typically range from $5 million to $15 million, generally mature in no more than seven years, and accrue interest at a fixed or variable rate that exceeds the prime rate.  Because the majority of the loans in our portfolio consist of term debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most if not all of the debt securities we acquire will be unrated.  Accordingly, we cannot accurately predict what ratings these loans might receive if they were in fact rated, and thus cannot determine whether or not they could be considered “investment grade” quality.

We hold our loan investment portfolio through our wholly-owned subsidiary, Gladstone Business Loan LLC.

About Gladstone Management Corporation

Our affiliate Gladstone Management Corporation (the “Adviser” or “GMC”) is our external investment adviser and is led by a management team which has extensive experience in our lines of business.  GMC is controlled by David Gladstone, our chairman and chief executive officer.  Mr. Gladstone is also the chairman and chief executive officer of GMC.  Terry Lee Brubaker, our vice chairman, chief operating officer and director, is also a member of the Board of Directors of GMC and its vice chairman and chief operating officer.  George Stelljes III, our president, chief investment officer and director, is a member of the Board of Directors of GMC and its president and chief investment officer.  Harry Brill, our chief financial officer, is the chief financial officer of GMC.

GMC also provides investment advisory and administrative services to our affiliates Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly traded business development company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Investment.  In the future, GMC may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by GMC pursuant to an investment advisory and administrative agreement since October 1, 2004.  GMC was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended.  GMC is headquartered in McLean, Virginia, a suburb of Washington, DC, and has offices in New York, New York, Chicago, Illinois, Pittsburgh, Pennsylvania, Morristown, New Jersey, Lexington, Kentucky and Dallas, Texas.

GMC also has a wholly-owned subsidiary, Gladstone Administration, LLC (“Gladstone Administration”) which employs our chief financial officer, chief compliance officer and controller and their respective staffs.

Our Investment Strategy

Our strategy is to make loans at favorable interest rates to small and medium-sized businesses that we believe have traditionally been underserved by conventional lenders. GMC uses the loan referral networks of Messrs. Gladstone, Stelljes and Brubaker and of its managing directors to identify and make senior and subordinated loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We believe that our business strategy will enable us to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In addition, from time to time we might acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we might receive when we make loans.

We target small and medium-sized private businesses that meet certain criteria, including the potential for growth, adequate assets for loan collateral, experienced management teams with significant ownership interest in the business, adequate capitalization, profitable operations based on cash flow and potential opportunities for us to realize appreciation and gain liquidity in our various equity positions. We may achieve liquidity in an equity position through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, although we cannot assure you that we will always have these rights.  We can also achieve a similar effect by requiring the borrower to pay us conditional interest, which we refer to as a success fee, upon the occurrence of certain events.  Success fees are dependent upon the success of the borrower and the occurrence of a triggering event, and are paid in lieu of warrants to own common stock of the borrower.

Investment Process

Overview of Loan Origination and Approval Process

To originate loans, GMC’s lending professionals use an extensive referral network comprised of venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers.  GMC’s lending professionals review informational packages from these and other sources in search of potential financing opportunities.  If a potential opportunity matches our investment objectives, the lending professionals will seek an initial screening of the opportunity from GMC’s investment committee, which is composed of Messrs. Gladstone, Brubaker and Stelljes.  If the applicant passes this initial screening, the lending professionals will conduct a due diligence investigation of the applicant. Upon completion of the due diligence investigation, the lending professionals create a detailed borrower profile summarizing the prospective borrower’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The lending professionals then present this profile to the investment committee, which must unanimously approve each loan.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important to profitably lend to small and medium-sized businesses. The criteria listed below provide general guideposts for our lending and investment decisions, although not all of these criteria may be followed in each instance.

•              Growth. In addition to generating sufficient cash flow to service its debt, a potential borrower generally will be required to establish its ability to grow its cash flow. Anticipated growth will be a key factor in determining the value ascribed to any equity position we acquire in connection with our loans.

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

•              Experienced management team. We generally require that each borrower have a management team that is experienced and properly incentivized through a significant ownership interest in the borrower. We generally will require that a borrower have, at a minimum, a strong chief executive officer and chief financial officer who have demonstrated the ability to accomplish the borrower’s objectives and implement its business plan.

•              Profitable or near-profitable operations. We focus on borrowers that are profitable or near-profitable at the operating level. We do not typically lend to, or invest in, start-up or other early stage companies, nor do we typically lend to, or invest in, businesses that are experiencing significant operating problems.

•              Exit strategy. Prior to making a loan for which we receive a warrant to purchase stock of the borrower or other yield enhancement, we analyze the potential for the borrower to experience a liquidity event that will allow us to realize value for our equity position. Liquidity events include, among other things, an initial public offering, a private sale of our financial interest, a merger or acquisition of the borrower or a purchase of our equity position by the borrower or one of its stockholders.

Extensive Due Diligence

GMC conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities.  Our due diligence investigation may begin with a review of publicly available information, and will generally include some or all of the following:

•      a review of the potential borrower’s historical and projected financial information;

•      interviews with management, employees, customers and vendors of the applicant;

•      background checks; and

•      research on the applicant’s products, services or particular industry.

We also rely on the long-term relationships that GMC’s professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses. Prior to closing on our investments, additional due diligence may be conducted on our behalf by attorneys, accountants or other outside advisers as appropriate.

Investment Structure

We typically invest in senior, senior subordinated and junior subordinated loans. Our loans typically range from $5 million to $15 million, although the size of our investments may vary as our capital base changes.  Our loans generally mature within seven years and accrue interest at a fixed or variable rate that exceeds the prime rate.  In the past, some of our loans have had a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (or “PIK”) interest, and, when earned, we record PIK income as interest income and add the PIK interest to the principal balance of the loans.  At present, none of our loans contain a PIK provision.

To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets.  In senior and subordinated loans, we do not usually have the first claim on these assets. Interest payments on loans we make will generally be made monthly or quarterly (except to the extent of any PIK interest) with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest will generally become due at maturity at five to seven years. We seek to make loans that are accompanied by warrants to purchase stock in the borrowers or other yield enhancement features, such as success fees. Any warrants that we receive will typically have an exercise price equal to the fair value of the portfolio company’s common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower’s stock.  Success fees are conditional interest that is paid if the borrower is successful. The success fee is calculated as additional interest on the loan and is paid upon the occurrence of certain triggering events, such as the sale of the borrower.  If the event or events do not occur, no success fee will be paid.

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

As noted above, we expect to receive yield enhancements in connection with many of our loans, which may include warrants to purchase stock. If a financing is successful, not only will our debt securities have been repaid with interest, but we will be in a position to realize a gain on the accompanying equity interests or other yield enhancements. The opportunity to realize such gain may occur if the borrower is sold to new owners or if it makes a public offering of its stock. In most cases, we will not have the right to require that a borrower undergo an initial public offering by registering securities under the Securities Act of 1933, as amended, (the “Securities Act”), but we generally will have the right to sell our equity interests in any subsequent public offering by the borrower. Even when we have the right to participate in a borrower’s public offering, the underwriters might insist, particularly if we own a large amount of equity securities, that we retain all or a substantial portion of our shares for a specified period of time. Moreover, we may decide not to sell an equity position even when we have the right and the opportunity to do so. Thus, although we expect to dispose of an equity interest after a certain time, situations may arise in which we hold equity securities for a longer period.

Temporary Investments

Pending investment in the debt of private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that 70% of our assets are “qualifying assets” for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “Regulation as a Business Development Company.”

Hedging Strategies

Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions, we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Pursuant to our initial line of credit, we have agreed to enter into hedging transactions, such as interest rate cap agreements, in connection with the borrowings that we make under our line of credit.  To date, we hold only one interest rate cap agreement.  In the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans.  Hedging strategies do pose risks to us and our stockholders, however we believe that such activities, because they will be limited to only a portion of our portfolio, are manageable.

Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security “in contravention of such rules and regulations or orders as U.S. Securities and Exchange Commission (the “SEC”) may prescribe as necessary or appropriate in the public interest or for the protection of investors . . .” However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. We will only engage in hedging activities in compliance with applicable law and regulations.

Competition

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company.  Recently we have seen an increase in our competition such that terms and rates for proposed loans have been reduced. However, we believe that our extensive loan referral network and flexible transaction structuring enable us to compete effectively for opportunities in the current market environment.

Extensive Loan Referral Network

Our executive officers and GMC’s managing directors have an extensive referral network of venture capitalists, leveraged buyout funds, investment bankers, attorneys, commercial bankers and business and financial brokers. We believe that this established network, consisting of relationships established over many years by Messrs. Gladstone, Stelljes, and Brubaker and GMC’s managing directors will generate opportunities to identify and make senior and subordinated loans to selected businesses that satisfy our investment criteria. We intend to continue to pursue additional informal relationships with other leveraged buyout funds and venture capital funds that we believe may lead to the origination of loans.

Flexible Transaction Structuring

We believe that we are well-positioned to provide financing to small and medium-sized businesses that are undergoing a change of ownership, including management-led and third party leveraged buyouts, and to those businesses that have good growth characteristics. We are not limited by the capital and other regulatory requirements of the banking and savings and loan industries and we have relatively low overhead and administrative expenses. Moreover, our strategy of seeking yield enhancements, such as success fees, is intended to closely align our interests with those of our portfolio companies, thereby reducing transaction costs, conveying our commitment to our borrowers and enhancing our attractiveness as a financing source. Perhaps most importantly, we believe that we have the experience and expertise to satisfy the financing needs of such businesses. In particular, we believe that we may realize a competitive advantage in this area from Mr. Gladstone’s more than 25 years of experience in financing small to medium-sized private businesses, Mr. Stelljes’ 19 years of financing these types of businesses, and Mr. Brubaker’s extensive experience in acquisitions and operations.

As a business development company, we are subject to certain general restrictions on investing in any portfolio company in which our affiliates currently have an investment, or making co-investments with our affiliates.  However, in certain circumstances, we may co-invest in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and to the prior approval of our Board of Directors.

Leverage

For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we intend to issue senior debt securities (including borrowings under our current lines of credit) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act.   We have also filed a shelf registration statement with the SEC registering up to $75 million of common stock, preferred stock and debt securities, of which $48.8 million remains available for issuance as of December 1, 2006.  See “Regulation as a Business Development Company—Asset Coverage” for a discussion of our leveraging constraints.

Securitization

We have a wholly-owned subsidiary, Gladstone Business Loan LLC, “Business Loan,” which acquires and holds loans that we anticipate will be securitized in the future. Business Loan entered into a credit agreement with a group of institutional lenders that provides for a $100 million revolving credit facility.  We use these proceeds to make additional loans and increase the size of our loan portfolio.  We currently intend to securitize all of the loans held by Business Loan and, if we are able to securitize these loans, we will use the proceeds from the securitization to pay down any amounts outstanding under the revolving credit facility.  On September 22, 2006, we increased our revolving credit facility by $50 million to $150 million.

Ongoing Relationships with and Monitoring of Portfolio Companies

Monitoring

GMC’s investment professionals monitor the financial trends of each portfolio company on an ongoing basis to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company.  We monitor this information regarding the status and performance of each portfolio company, and use it to evaluate the overall performance of our portfolio, on at least a quarterly basis.

GMC employs various methods of evaluating and monitoring the performance of our investments, which generally include but are not limited to the following:

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

Managerial Assistance

As a business development company, we are required to make available significant managerial assistance to our portfolio companies. Managerial assistance may be provided by obtaining board seats of portfolio companies, attending board meetings as an observer as well as providing general business guidance in the management of the business.  We provide these services through GMC, who provides these services on our behalf through its officers, who are also our officers.  GMC may provide other services to our portfolio companies such as investment banking services, reviewing existing credit facilities, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, structuring financing from equity investors, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services, closely monitoring the operations of the borrower, and recruiting new management personnel. To date, neither we nor GMC has received fees in connection with managerial assistance.  Any fees received for managerial assistance in the future would either be received by us directly, or received by GMC directly and credited against investment advisory fees owed to GMC.  GMC does receive fees for certain other services it provides to our portfolio companies, which are credited against the investment advisory fees that we owe to GMC.

Valuation Process

The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. All of our portfolio investments are recorded at fair value as determined in good faith by GMC and our management using procedures established by, and under the direction of our Board of Directors. As a result, there is uncertainty as to the value of our portfolio investments, and our estimates of fair value may differ significantly from the values that could obtained if a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, we follow the following valuation process each quarter:

•

Our quarterly valuation process begins with each portfolio company or investment being initially assessed by GMC’s investment professionals responsible for the investment, using valuation policies and procedures previously established by our Board of Directors.

•	For all debt securities other than those that we value using the latest bid and ask price, we will seek an independent opinion of value of such debt securities from SPSE.

•	Preliminary valuation conclusions are then discussed with our management, and documented, along with any SPSE opinions of value, for review by our Board of Directors.

•

Our Board of Directors reviews this documentation and discusses the input of GMC, management, and the opinions of value of SPSE to arrive at a determination for the aggregate fair value of our portfolio of investments.

Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

Investment Advisory Agreements

Since October 1, 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with GMC, under which GMC has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly.  Our initial investment advisory agreement with GMC was in place from October 1, 2004 through September 30, 2006 (the “Initial Advisory Agreement”).  On October 1, 2006, we entered into an amended and restated investment advisory agreement with GMC (the “Amended Advisory Agreement”) and an administration agreement with Gladstone Administration  (the “Administration Agreement”). Our Board of Directors proposed the Amended Advisory Agreement to stockholders in order to provide what it considers to be more appropriate incentives to reward fund management, and our stockholders approved each of these agreements on December 2, 2005.  The management services and fees in effect under the Initial and Amended Advisory Agreements are described below.  In addition to the fees described below, certain fees received by GMC from our portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to GMC and credited under the Amended Advisory Agreement.  In addition, we will continue to pay our direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses under the Amended Advisory Agreement.

Management services and fees in effect through September 30, 2006

Pursuant to the Initial Advisory Agreement, we paid GMC an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%.  GMC’s Board of Directors agreed to waive, for the quarters ending June 30, 2006 and September 30, 2006, the annual advisory fee of 1.25% to 0.5% for those senior syndicated loans in which we had existing syndicated second lien participations.

Management services and fees under the amended and restated investment advisory agreement

Effective October 1, 2006, we now pay GMC an annual base management fee of 2% of our average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters, in addition to a two-part incentive fee.  The first part of the incentive fee is an income-based incentive fee which rewards GMC if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay GMC an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•    no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

•    100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•    20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), commencing on October 1, 2006, and will equal 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to GMC, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

GMC’s Board of Directors has agreed to waive, for the fiscal quarter ending December 31, 2006, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Under the Amended Advisory Agreement, we will pay separately for administrative services under the Administration Agreement. The Administration Agreement provides for payments equal to our allocable portion of Gladstone Administration’s overhead expenses in performing its obligations under the Administration Agreement, including but not limited to rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.

The same individuals who managed our portfolio continue to manage our portfolio under the Amended Advisory Agreement and, although the administrative services are now provided separately pursuant to the Administration Agreement, we do not expect that our stockholders will notice any change or diminution in services because of this organizational separation.

Regulations promulgated by the SEC prohibit business development companies from implementing an incentive advisory fee while having in place a stock option plan or any outstanding stock options.  In connection with the approval of the Amended Advisory Agreement, and pursuant to an offer approved by our Board of Directors on April 11, 2006, we extended an offer to the then-current stock option holders to amend the terms of all outstanding stock options under our Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”) to accelerate the contractual expiration date of these options to September 30, 2006.  The offer was filed with the SEC on April 12, 2006, was conducted in accordance with the federal tender offer rules and regulations, and was conditioned upon the acceptance by 100% of the current stock option holders.  Our Board of Directors also accelerated in full the vesting of all outstanding options other than options held by the non-employee Directors effective April 11, 2006, resulting in accelerated vesting of 34,500 outstanding options.  On May 31, 2006, 100% of the current stock option holders accepted the tender offer, and on September 30, 2006, all outstanding stock options and the 2001 Plan were terminated.  Upon the effectiveness of the Amended Advisory Agreement and Administration Agreement on October 1, 2006, the Initial Advisory Agreement terminated.

Board approval of the amended and restated investment advisory agreement

Our Board of Directors approved the Amended Advisory Agreement at a meeting held on July 7, 2005. In its consideration of the Amended Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things: the reasonableness of the advisory fee (including the incentive fee), the experience of GMC’s personnel, the potential for additional attractive investments resulting from synergies with other funds to be managed by GMC, potential savings due to economies of scale and the advantage of terminating our equity incentive plan in favor of the incentive fee arrangement. The Board of Directors considered the investment advisory and incentive fees under the Amended Advisory Agreement and the administrative fees under the Administration Agreement (the “Proposed Fees”) and information on fees charged by other investment advisers and administrators for comparable services, and determined that the Proposed Fees were reasonable in relation to the services to be provided by GMC and Gladstone Administration.

In recommending that we continue to use GMC as our investment adviser, our Board of Directors considered the fact that the advisory and administrative team of GMC and Gladstone Administration were expected to be in all material respects, for at least the next year, the same as the then-current team responsible for our management and administration and the fact that our investment objectives are consistent with the investment selection process employed by GMC. In connection with its final deliberations, the Board of Directors reviewed and discussed additional materials provided by GMC in response to the Board’s request, including information regarding the services to be performed; the prior experience of GMC’s personnel in connection with the types of investments we propose to make, including such personnel’s extensive network of contacts; the size of GMC’s staff; anticipated changes in GMC’s current personnel; the compensation of such personnel; GMC’s ability to provide managerial assistance to portfolio companies; the written plan for allocating investment opportunities among GMC’s current and future clients; GMC’s operations; and GMC’s organizational capability and financial condition as evidenced by GMC’s level of service to us and to our affiliates, Gladstone Investment Corporation and Gladstone Commercial Corporation. The Board of Directors also relied upon comparisons of the services to be rendered and the amounts to be paid under the Amended Advisory Agreement with those under other investment advisory contracts, such as Gladstone Investment Corporation, which has entered into an agreement with GMC on substantially identical terms and conditions.

When evaluating comparisons, the Board of Directors considered, among other things:

•      GMC’s strong performance, as evidenced by the fact that the total stockholder return on an investment in our common stock has historically exceeded the Standards & Poor’s 500 Index and our peer group (which is composed of Allied Capital Corporation and American Capital Strategies, Ltd.);

•      the high quality and extensive level of the advisory and other services that we expect GMC to continue to provide to us;

•      the fact that our projected operating expenses and expense ratio are equal to or lower than those of other business development companies with similar investment objectives; and

•      the difficulty of obtaining similar services from other third party service providers.

The Board of Directors acknowledged that the fees to be received by GMC under the Amended Advisory Agreement are expected to exceed GMC’s costs of providing services to us. However, the board did not attempt to quantify GMC’s level of profits (including those based on fees received from our portfolio companies) because of its satisfaction with GMC’s performance advising us. The Amended Advisory Agreement does not provide for any reduction in fees in the event that GMC experiences any economies of scale in its provision of management services to us. The Board of Directors also considered the fact that Gladstone Administration allocates the costs of providing administrative services to GMC’s externally managed funds on a pro-rata basis and, therefore, to the extent GMC recognizes economies of scale in providing administrative services to its externally managed funds, those economies of scale will also be indirectly recognized by us under the Administration Agreement. Thus, to the extent that Gladstone Administration’s costs decrease, those reductions will be passed through indirectly to us in the form of a reduced administration fee.

In its consideration of the incentive fee included in the Amended Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

•      the fact that the Amended Advisory Agreement provides for substantially the same fees as those paid by other business development companies with similar investment objectives and no equity incentive plans, including Gladstone Investment Corporation;

•      the fact that an incentive fee arrangement is more appropriate to an externally managed fund such as ours, than is a stock option program;

•      the fact that stockholders increasingly demand strong fund performance and are willing to reward managers for meeting those goals;

•      the fact that the utility of a stock option plan to reward fund management has been curtailed by recent regulations that prohibit executive officers from borrowing from an issuer to finance the exercise of their stock options;

•      the concern that stock options may incentivize managers (and directors who receive stock options) to manage a fund for short-run returns rather than long-term goals;

•      the fact that incentive fees are the predominant method used by private equity firms with whom we and GMC compete for talented professionals;

•      the fact that the use of incentive fees is now becoming standard among business development companies and is a compensation structure that is both understood and expected by analysts who evaluate us and our stock; and

•      the expectation that we and our stockholders would benefit from the removal of the dilutive effects associated with stock options, and the avoidance of the accounting charges related to stock options that are now required to be recognized as non-cash expense by us under recently adopted accounting rules.

Based on the information reviewed by, and the ensuing discussions of, our Board of Directors, the board, including a majority of the non-interested directors, concluded that the investment advisory fee rates, including the incentive fee rates, were reasonable in relation to the services to be provided by GMC and Gladstone Administration. Based on its review and discussion, the board approved the Amended Advisory Agreement as being in the best interests of our stockholders. The board then directed that the Amended Advisory Agreement be submitted to stockholders for approval with the board’s recommendation that our stockholders vote to approve the Amended Advisory Agreement.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

In order to maintain the qualification for treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

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

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the “original issue discount” that accrues over the life of the obligation. Such original issue discount will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such original issue discount amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements.  At September 30, 2006, none of our loans had original issue discount.

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

In general, the tax rates applicable to our dividends other than dividends designated as capital gain dividends will be the standard ordinary income tax rates, and not the lower federal income tax rate applicable to “qualified dividend income.” If we distribute dividends that are attributable to actual dividend income received by us that is eligible to be, and is, designated by us as qualified dividend income, such dividends would be eligible for such lower federal income tax rate. For this purpose, “qualified dividend income” means dividends received by us from United States corporations and qualifying foreign corporations, provided that both we and the stockholder recipient of our dividend satisfy certain holding period and other requirements in respect of our shares (in the case of our stockholder) and the stock such corporations (in our case). However, we do not anticipate receiving or distributing a significant amount of qualified dividend income.

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

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to the following:

(1)           Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which (A) is organized under the laws of, and has its principal place of business in, the United States; (B) is neither an investment company as defined in Section 3 of the 1940 Act (other than a small business investment company which is licensed by the Small Business Administration to operate under the Small Business Investment Act of 1958 and which is a wholly-owned subsidiary of the business development company) not a company which would be an investment company except for the exclusion from the definition of investment company in Section 3(c) of the 1940 Act; and (C) satisfies one of the following: (i) it does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under Section 7 of the Securities Exchange Act of 1934, as amended; (ii) it is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of such eligible portfolio company; (iii) it has total assets of not more than $4,000,000, and capital and surplus (shareholders’ equity less retained earnings) of not less than $2,000,000, except that the SEC may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or (iv) all private domestic operating companies and those public domestic operating companies whose securities are not listed on a national securities exchange.

(2)           Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3)           Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

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

Fundamental Investment Policies

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior and subordinated notes. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. The following restrictions, along with these investment objectives, are our only fundamental policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere in this Form 10-K, apply at the time we effect a transaction, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction. We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire (provided that we control or, through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets.

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

We will at all times endeavor to conduct our business so as to retain our status as a RIC under Subchapter M of the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes. For a discussion of the risks associated with the resulting leverage, see “—Leverage” and “Risk Factors—Our business plan is dependent upon external financing which may expose us to risks associated with leverage.”

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

Code of Ethics

We and GMC have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees of GMC that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act.  As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel.  A copy of this code is available for review, free of charge, at our website at www.GladstoneCapital.com.  We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Compliance Policies and Procedures

We and GMC have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation.  We have designated a chief compliance officer, Allyson Williams, who also serves as chief compliance officer for GMC.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future.  Currently, services necessary for our business are provided by individuals who are employees of GMC and Gladstone Administration pursuant to the terms of the Amended Advisory Agreement and the Administration Agreement, respectively.  Each of our executive officers is an employee and executive officer of GMC and Gladstone Administration.  No employee of GMC or Gladstone Administration will dedicate all of his or her time to us.  However, we expect that 20-25 full time employees of GMC or Gladstone Administration will spend substantial time on our matters during the remainder of calendar year 2006 and all of calendar year 2007.  We anticipate that the number of employees of GMC who devote time to our matters will increase as we acquire more investments.

Effective October 1, 2006, with our entrance into the Amended Advisory Agreement and Administration Agreement, as approved by our stockholders on December 2, 2005, accounting and compliance services are provided by the same individuals who currently provide these services to us, however these individuals now provide these services to us through Gladstone Administration pursuant to the Administration Agreement.   All other services will continue to be performed by the same individuals under the Amended Advisory Agreement.

As of December 1, 2006, GMC and Gladstone Administration had 46 full-time employees, a breakdown of these full-time employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
6	Executive Management

31	Investment Management, Portfolio Management, and Due Diligence

9	Administration, Accounting, Compliance, Human Resources, and Treasury

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCapital.com.  A request for any of these reports may also be submitted to us by sending a written request addressed to Corporate Secretary, Gladstone Capital Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745.  The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are dependent upon our key management personnel and the key management personnel of GMC, particularly David Gladstone, George Stelljes III and Terry Lee Brubaker, and on the continued operations of GMC, for our future success.

We have no employees. Our chief executive officer, chief operating officer, chief investment officer and chief financial officer, and the employees of GMC, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III and Terry Lee Brubaker in this regard. Our executive officers and the employees of GMC allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on GMC, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of GMC’s operations or termination of the investment advisory agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon GMC and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

Our incentive fee may induce GMC to make certain investments, including speculative investments.

The management compensation structure that has been implemented under the Amended Advisory Agreement with GMC may cause GMC to invest in high risk investments or take other risks.  In addition to its management fee, GMC is entitled under the Amended Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income.  In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead GMC to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation.  Investments with higher yield potential are generally riskier or more speculative.  This could result in increased risk to the value of our investment portfolio.

We may be obligated to pay GMC incentive compensation even if we incur a loss.

On October 1, 2006, the Amended Advisory Agreement became effective and entitles GMC to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay GMC incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Amended Advisory Agreement with GMC, see “Business — Investment Advisory Agreement — Management services and fees under the amended and restated investment advisory agreement.”

GMC’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Amended  Advisory Agreement may adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on GMC’s ability to identify and invest in securities that meet our investment criteria.  Accomplishing this result on a cost-effective basis will be largely a function of GMC’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms.  The senior management team of GMC has substantial responsibilities under the Amended Advisory Agreement.  In order to grow, GMC will need to hire, train supervise and manage new employees successfully.  Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately owned businesses. We compete with a large number of private equity funds, leveraged buyout funds and venture capital funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to fully invest our available capital.

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

Our loans to small and medium-sized borrowers are extremely risky and you could lose all or a part of your investment.

Loans to small and medium-sized borrowers are subject to a number of significant risks including the following:

•              Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to borrowers that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•              Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target borrowers are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

•              There is generally little or no publicly available information about these businesses. Because we seek to make loans to privately owned businesses, there is generally little or no publicly available operating and financial information about our potential borrowers. As a result, we rely on our officers, GMC and its employees and consultants to perform due diligence investigations of these borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•              Small and medium-sized businesses generally have less predictable operating results. We expect that our borrowers may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

•              Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

•              Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. We expect that our borrowers will have fewer resources than larger businesses and an economic downturn is more likely to have a material adverse effect on them. If one of our borrowers is adversely impacted by an economic downturn, its ability to repay our loan would be diminished.

•              Small and medium-sized businesses may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Borrowers with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

We may not realize gains from our equity investments and other yield enhancements.

When we make a subordinated loan, we may receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees (conditional interest). Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we do recognize may not be sufficient to offset losses we experience on our loan portfolio.

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there will be uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

A large percentage of our portfolio investments are, and will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc., which we refer to as SPSE. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of our requests for evaluation.

Our procedures also include provisions whereby GMC will establish the fair value of any equity securities we may hold where SPSE is unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity investments include some or all of the following: the nature and realizable value of any collateral, the portfolio company’s earnings and cash flows and its ability to make payments on its obligations, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that might have resulted from a readily available market for these securities.

 In the future, we anticipate that a small portion of our assets may consist of equity securities that are valued based on internal assessment, using our own, Board of Directors’ approved valuation methods, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity of our privately held investments may adversely affect our business.

Most of our investments presently consist of, and will continue to consist of, loans and warrants acquired in private transactions directly from borrowers or from the originators of loans to such borrowers. Substantially all of the investments we presently hold are, and the investments we expect to acquire in the future will be, subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments.  In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GMC, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

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

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of September 30, 2006 we had loans outstanding to 32 portfolio companies. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial writedown of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As a result, a downturn in an industry in which we have made multiple loans could have a materially adverse effect on us.

Our business plan is dependent upon external financing which may expose us to risks associated with leverage.

Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•              Senior Securities. We intend to issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

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

We anticipate using a combination of equity and long-term and short-term borrowings to finance our lending activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates. Ultimately, we expect approximately 20% of the loans in our portfolio to be at fixed rates and approximately 80% to be at variable rates determined on the basis of a benchmark prime rate. As of September 30, 2006, our portfolio had approximately 65% of the total of the loan cost value at variable rates with a floor, approximately 3% of the total loan cost value at variable rates with a floor and ceiling, and the remaining 32% at variable rates. Pursuant to our initial line of credit, we have agreed to enter into hedging transactions such as interest rate cap agreements, futures, options and forward contracts. To date, we hold only one interest rate cap agreement.  In the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans.  While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Our credit facility imposes certain limitations on us.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to a credit agreement arranged by Deutsche Bank AG as the structuring agent.  The agreement provides us with a revolving credit line facility of $150 million.  In the future, borrowings outstanding on the credit line facility may be repaid with the proceeds we may receive from securitizing some or all of the loans in our portfolio for long-term funding.  The line of credit facility will permit us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement.

As a result of the line of credit facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, and average life. Our failure to satisfy these limitations could result in foreclosure by our lenders which would have a material adverse effect on our business, financial condition and results of operations.

Our investments are typically long term and will require several years to realize liquidation events.

Since we generally intend to make five to seven year term loans and hold our loans and related warrants or other yield enhancements until the loans mature, you should not expect realization events, if any, to occur over the near term. In addition, we expect that any warrants or other yield enhancements that we receive when we make loans may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

Prepayments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. We will first use any proceeds from prepayments to repay any borrowings outstanding on our line of credit.  In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Leverage” and “Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status.”

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the officers and directors of our investment adviser, GMC, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of GMC, Gladstone Investment and Gladstone Commercial. In addition, Mr. Brubaker, our vice chairman, chief operating officer and secretary is either the vice chairman or president, and the chief operating officer and secretary of GMC, Gladstone Investment and Gladstone Commercial. Mr. Stelljes, our president and chief investment officer, is also either the president or executive vice president, and the chief investment officer, of GMC, Gladstone Investment and Gladstone Commercial. Moreover, GMC may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we targeted. While GMC generally has broad authority to make investments on behalf of the investment vehicles that it advises, GMC has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of GMC may face conflicts in the allocation of investment opportunities to other entities managed by GMC. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with GMC.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2006, our Board of Directors has approved the following types of co-investment transactions:

•              Our affiliate, Gladstone Commercial, may purchase property from or lease property to portfolio companies that we do not control under certain circumstances. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria or owns real estate that meets the lease underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours. However, if Gladstone Commercial provides a lease to a current or prospective portfolio company of ours, it is likely that there will be a conflict of interest in connection with such a transaction. There is a risk that, for Gladstone Commercial to provide a lease to a portfolio company, there could be situations where we enter into a transaction that is riskier than we would customarily make in order to enable Gladstone Commercial, or another affiliate, to provide the lease portion of the financing; this carries a greater risk of default. If any of these risks were to materialize, it could have a material adverse effect on our ability to generate cash flow to make distributions to stockholders.

•              We may invest simultaneously with our affiliate Gladstone Investment in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

 In this regard, GMC has implemented allocation procedures designed to ensure the fair and equitable treatment of all the funds it manages.

Certain of our officers, who are also officers of GMC, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all shareholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to GMC and will reimburse Gladstone Administration for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of GMC has interests that differ from those of our stockholders, giving rise to a conflict.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time.  Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business.  For additional information regarding the regulations to which we are subject, see “Business—Regulation as a Business Development Company” and “Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status.”

We may experience fluctuation in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors including, among others, the interest rates payable on our debt securities, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

•              loss of business development company status;

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

We could face losses and potential liability if intrusion, viruses or similar disruptions to our technology jeopardize our confidential information or that of users of our technology.

Although we have implemented, and will continue to implement, security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by transmission from unauthorized users.  The misappropriation of proprietary information could expose us to a risk of loss or litigation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation.  Gladstone Management Corporation is the current leaseholder of all properties in which we operate.  We occupy these premises pursuant to our Amended Advisory and Administration Agreement with GMC and Gladstone Administration, respectively.  Our headquarters are located in McLean, Virginia and we also have operations in New York, New York, Morristown, New Jersey, Chicago, Illinois, Pittsburgh, Pennsylvania, Lexington, Kentucky, and Dallas, Texas.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “GLAD.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Select Market (for periods prior to July 1, 2006, the Nasdaq National Market) for each fiscal quarter during the last two fiscal years.

	Quarter Ended	High	Low

FY 2006	09/30/06	$23.08	$21.10
	06/30/06	23.50	20.79
	03/31/06	22.42	19.96
	12/31/05	23.68	20.36
FY 2005	09/30/05	26.00	22.55
	06/30/05	23.96	21.18
	03/31/05	24.80	20.94
	12/31/04	25.35	22.61

As of November 17, 2006, there were approximately 19,000 beneficial owners of our common stock.

Dividends

We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly dividends. Amounts presented for each fiscal quarter of 2006 and 2005 represent the cumulative amount of the dividends declared for the months composing such quarter. The following table reflects, by quarter, the dividends per share that we have declared on our common stock in the last two fiscal years.

	Quarter Ended	Cash Dividend Per Share

FY 2006	09/30/06	$0.420
	06/30/06	0.405
	03/31/06	0.405
	12/31/05	0.405
FY 2005	09/30/05	0.405
	06/30/05	0.390
	03/31/05	0.360
	12/31/04	0.360

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended September 30, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no securities authorized for issuance under equity compensation plans as of September 30, 2006.

Item 6. Selected Financial Data

The following selected financial data for the fiscal years ended September 30, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION
SELECTED FINANCIAL DATA

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003	Year Ended September 30, 2002

Total Investment Income	$26,899,846	$23,949,759	$20,395,968	$15,154,874	$10,455,703
Total Expenses	$9,498,349	$7,531,436	$7,103,193	$3,858,953	$2,839,102
Net Investment Income	$19,350,580	$17,286,145	$13,292,775	$11,295,921	$7,616,601

Net Increase in Net Assets Resulting from Operations	$24,430,235	$15,490,682	$10,570,290	$11,073,581	$7,616,601

Per Share Data:
Net Increase in Net Assets Resulting from Operations:
Basic	$2.15	$1.37	$1.05	$1.10	$0.76
Diluted	$2.10	$1.33	$1.02	$1.09	$0.75
Cash Distributions Declared per Share	$1.635	$1.515	$1.365	$1.10	$0.81

Statement of Assets and Liabilities Data:
Total Assets	$225,783,215	$205,793,094	$215,333,727	$214,566,663	$172,922,039
Net Assets	$172,570,487	$151,610,683	$152,226,655	$130,802,382	$130,663,273

Other Data:
Number of Portfolio Companies at Period End	32	28	16	11	7
Principal Amount of Loan Originations	$135,954,879	$143,794,006	$86,267,500	$47,011,278	$97,705,054
Principal Amount of Loan Repayments	$124,009,929	$88,019,136	$47,158,995	$18,005,827	$18,387,191
Total Return (1)	5.21%	5.93%	24.40%	21.74%	9.60%

Weighted Average Yield on Investments (2):
With PIK Interest (3)	12.74%	12.36%	13.78%	13.86%	14.79%
Without PIK Interest (3)	12.74%	12.23%	13.44%	13.14%	13.82%

(1)    For the fiscal years ended September 30, 2006, 2005 and 2004, the total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value.  For the fiscal year ended September 30, 2003 and prior periods, total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value.

(2)    Weighted average yield on investments equals interest income on investments divided by the average investment balance throughout the year.

(3)    Refer to Note 2 of the “Notes to Consolidated Financial Statements” for an explanation of PIK, or “Paid-in-Kind,” interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, venture capital funds or are family-owned businesses, with a particular focus on senior subordinated notes. In addition, we may acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).

We seek out small and medium-sized businesses that meet certain criteria, including (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with a significant ownership interest in the borrower, (4) profitable operations based on the borrower’s cash flow, (5) reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and (6) the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

Our loans typically range from $5 million to $15 million, generally mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. Some of our loans contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”) interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans.  We seek to avoid PIK interest with all potential investments under review and presently do not hold any loans that contain a PIK provision.

Because the majority of our portfolio loans consist of term debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were in fact rated, and thus cannot determine whether or not they could be considered “investment grade” quality.

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

Original issue discounts (“OID”) arise when we extend a loan and receive an equity interest in the borrower at the same time.  To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan, to the value of the equity.  Then the amount allocated to the equity, the OID, must be amortized over the life of the loan.  As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), whereas the cash is received, if at all, when the equity instrument is sold.  We seek to avoid OID with all potential investments under review and to date do not hold any investments with OID.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Prior to the externalization of our management on October 1, 2004, the start of the 2005 fiscal year, we provided these services through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Since the externalization of our management on October 1, 2004, our investment adviser, Gladstone Management Corporation (“GMC” or “Adviser”), began to provide these services on our behalf through its officers who are also our officers.  In addition, GMC provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to GMC in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however, in some instances they may have a recurring component which is also paid to GMC.  Any such fees received, with the exception of the recurring fees, by GMC are credited against the management advisory fee payable to GMC pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by GMC.  The specific non-managerial assistance services GMC provides vary by portfolio company, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services, closely monitoring the operations of the borrower, participating in its board and management meetings, and recruiting new management personnel.  Prior to the start of fiscal year 2005, Gladstone Capital Advisers, Inc. provided these services and received these fees and we have recorded fees for these services as fee income for the periods in which these fees were earned by us.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These term sheets are generally subject to a number of conditions including, but not limited to, the satisfactory completion of our due diligence investigations of the potential borrower’s business and reaching agreement on the legal documentation for the loan. Upon execution of the non-binding term sheet, the potential borrower generally pays GMC a non-refundable fee for its services rendered through the date of the non-binding term sheet. Prior to the externalization of our management on October 1, 2004, we recognized this as fee revenue upon execution of the non-binding term sheet. Since October 1, 2004, these fees have been received by GMC and offset against amounts due to GMC, which has the effect of reducing our expenses to the extent of any such fees received by GMC.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the proposed transaction and we reimburse GMC for any amounts collected for expenses incurred by GMC.  Also, in the event that we have incurred significant legal fees in connection with the transaction, we will typically seek reimbursement for these expenses from the proposed borrower.  However, there can be no guarantee that we will be successful in collecting any such reimbursements.

The only significant continuing revenue associated with the investments we have already closed is interest income and, potentially, capital gains realized in connection with the liquidation of any associated equity interest (e.g., warrants).

During the fiscal year ended September 30, 2006, we extended, directly or through participations, approximately $136 million of new loans to a total of 22 companies.  Also, during the fiscal year ended September 30, 2006, 7 borrowers repaid their loans ahead of contractual maturity and we sold or repaid in full on 9 syndicated loans, and sold 3 loan investments at a loss for an aggregate return of capital of approximately $20 million and we received scheduled contractual principal repayments of approximately $20 million, for total principal repayments of approximately $124 million.  Since our initial public offering in August 2001, we have made 124 different loans to, or investments in, 66 companies for a total of approximately $501.5 million, before giving effect to principal repayments on investments and divestitures.

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

External Adviser

Since October 1, 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with GMC, under which GMC has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly.  Our Initial Advisory Agreement with GMC was in place through September 30, 2006.  Pursuant to the Initial Advisory Agreement, we paid GMC an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%.  GMC’s Board of Directors agreed to waive, for the quarters ending June 30, 2006 and September 30, 2006, the annual advisory fee of 1.25% to 0.5% for those senior syndicated loans in which we already have syndicated second lien participations.

On October 1, 2006, we entered into the Amended Advisory Agreement with GMC and the Administration Agreement with Gladstone Administration. Our Board of Directors proposed the Amended Advisory Agreement to stockholders in order to provide what it considers to be more appropriate incentives to reward fund management, and our stockholders approved each of these agreements on December 2, 2005.

Under the Amended Advisory Agreement, we pay GMC an annual base management fee of 2% of our average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters, in addition to a two-part incentive fee.  The first part of the incentive fee is an income-based incentive fee which rewards GMC if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay GMC an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•    no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

•    100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•    20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), commencing on October 1, 2006, and will equal 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to GMC, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

GMC’s Board of Directors has agreed to waive, for the fiscal quarter ending December 31, 2006, the annual 2.0% base management fee to 0.5% for those senior syndicated loans in which we already have syndicated second lien participations.

In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by GMC from our portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to GMC and credited under the Amended Advisory Agreement.  In addition, we will continue to pay our direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses under the Amended Advisory Agreement.

Under the Amended Advisory Agreement, we will pay separately for administrative services under the Administration Agreement. The Administration Agreement provides for payments equal to our allocable portion of Gladstone Administration’s overhead expenses in performing its obligations under the Administration Agreement, including but not limited to rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.

The same individuals who managed our portfolio continue to manage our portfolio under the Amended Advisory Agreement and, although the administrative services are now provided separately pursuant to the Administration Agreement, we do not expect that our stockholders will notice any change or diminution in services because of this organizational separation.

GMC has also serviced our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”) since July 12, 2004. GMC services these loans in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the facility.  Prior to July 12, 2004, our loans were serviced under a similar agreement between Business Loan and Gladstone Capital Advisers, Inc., our wholly-owned subsidiary, although the fees from these intercompany transactions were eliminated through the consolidation of our financial results with those of Business Loan and Gladstone Capital Advisers, Inc.

Prior to the externalization of our management, we were party to an expense sharing arrangement with GMC, which during such time served as the external adviser to Gladstone Commercial Corporation (“Gladstone Commercial”), a real estate investment trust affiliated with us. Under this expense sharing arrangement, GMC reimbursed Gladstone Capital Advisers, Inc. for a portion of our total payroll and benefits expenses (based on the percentage of total hours worked by each of our employees on Gladstone Commercial matters). GMC also reimbursed Gladstone Capital Advisers, Inc. for its pro-rata portion of all other general expenses (based on the percentage of total hours worked by all of our employees on Gladstone Commercial matters). GMC further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement.  Following our engagement of GMC on October 1, 2004, the first day of our 2005 fiscal year, GMC directly employs all of our personnel and pays its payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers, Inc. and GMC terminated upon the externalization of our management on October 1, 2004.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2006.

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

General Valuation Policy:  Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations, which we refer to as a NRSRO, (such as certain participations in syndicated loans) are valued at the indicative bid price offered by the syndication agent on the valuation date.

Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by or under the direction of our Board of Directors. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized OID and PIK interest, if any. We then apply the methods set out below in “Valuation Methods.” Members of GMC’s portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

At September 30, 2006, we engaged SPSE to submit opinions of value for 39 of our loan securities. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to SPSE. SPSE makes its independent assessment of the data that we have assembled and assesses its own data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

SPSE provides evaluated price opinions which are reflective of what SPSE believes the bid side of the market would be for each loan after careful review and analysis of descriptive, market and credit information. Each price reflects SPSE’s best judgment based upon careful examination of a variety of market factors. Because of fluctuation in the market and in other factors beyond its control, SPSE cannot guarantee these evaluations. The evaluations reflect the market prices, or estimates thereof, on the date specified. The prices are based on comparable market prices for similar securities. Market information has been obtained from reputable secondary market sources. Although these sources are considered reliable, SPSE cannot guarantee their accuracy.

SPSE opinions of value are submitted to our Board of Directors along with GMC’s supplemental assessment and recommendation regarding valuation of each of these investments. GMC generally accepts the opinion of value given by SPSE, however in certain limited circumstances, such as when GMC may learn new information regarding an investment between the time of submission to SPSE and the date of the board assessment, GMC’s conclusions as to value may differ from the opinion of value given by SPSE. Our Board of Directors then reviews whether GMC has followed its established procedures for determinations of fair value, and votes to accept or not accept the recommended valuation of our investment portfolio. At the September 30, 2006 meeting of the Board of Directors, GMC and our management recommended, and the Board of Directors elected to accept, the opinions of value given by

SPSE on the 39 loans in our portfolio as denoted on the Schedule of Investments as of September 30, 2006 in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy. Because SPSE does not provide values for equity securities, GMC determines the fair value of these investments using valuation policies approved by our Board of Directors.

Credit Information:  GMC monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and GMC participate in periodic board meetings of our portfolio companies in which we hold control investments and also require them to provide annual audited and monthly unaudited financial statements. Using these statements and board discussions, GMC calculates and evaluates the credit statistics.

Loan Grading and Risk Rating:  As part of our valuation procedures we risk rate all of our investments in debt securities. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by a NRSRO as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from a NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on a NRSRO scale.

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

(a) the default rates set here are for a ten year term debt security.  If a debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At September 30, 2006, no payments were past due on any of our debt securities.  At September 30, 2005, ARI Holdings, Inc. was past due on its payments and was placed on non-accrual.  We do not risk rate our equity securities.

The following table lists the risk ratings for all of the debt securities by quarter during the fiscal year ended September 30, 2006:

Rating	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Average	7.1	7.1	6.9	6.7
Weighted Average	7.2	7.1	6.8	6.9
Highest	9.0	9.0	9.0	9.0
Lowest	5.0	4.0	4.0	4.0

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as participations in syndicated loans, at the indicative bid price offered by the syndication agent on the valuation date.  At September 30, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 9 debt securities in our portfolio.  At September 30, 2005, none of the debt securities in our portfolio were publicly traded and there was a limited market for 12 debt securities in our portfolio.

We determine the value of debt securities that are not publicly traded, for which there is no market, or for which there is a market but have not been rated by a NRSRO by first using the risk rating designation of the security as described above.  Using this risk rating designation, we seek to determine the value of the security as if we currently intended to sell the security.  To determine the current sale price of the security, we consider some or all of the following factors:

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

•      recent purchases or sales of a security of the issuer;

•      pricing and sales by other buyers or sellers of similar securities;

•      financial statements of the borrower;

•      reports from portfolio company senior management and ownership;

•      minutes of portfolio company board meetings;

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

•      statistical ratios compared to lending standards;

•      statistical ratios compared to similar securities; and

•      other pertinent factors.

For those debt securities for which SPSE prepares opinions of value, we provide some or all of the foregoing information to SPSE for its use in preparing its recommendations.

We value convertible debt, equity, success fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust. At September 30, 2006 and September 30, 2005 there was no market for any of the equity securities we owned. To value equity securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At September 30, 2006 and September 30, 2005, we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $216,165,988 and $205,338,554, respectively.

At September 30, 2006, we had total unrealized appreciation of $2,015,198, which was mainly comprised of unrealized appreciation of $672,431 on our warrants of Finn Corporation, unrealized appreciation of $607,625 on our senior term debt in Mistras Holding Corporation and unrealized appreciation of $148,287 on our senior subordinated term debt investment in Xspedius Communications, LLC.  This unrealized appreciation was offset by unrealized depreciation of $575,434, most notably composed of unrealized depreciation of $131,367 on our senior subordinated term debt investment in Consolidated Bedding, Inc. and unrealized depreciation of $115,750 on our senior term debt in LocalTel Inc. In the aggregate, we recorded net unrealized appreciation of $1,439,764 on our total investment portfolio.

At September 30, 2005, we had total unrealized depreciation of $6,231,296, which was mainly composed of unrealized depreciation in our senior subordinated term debt investment in Finn Corporation (excluding the warrants) of $3,150,000, our senior subordinated term debt investment in Xspedius Communications, LLC of $1,493,182, and our senior term debt in ARI Holdings, Inc. of $1,053,939 (which was subsequently sold at the September 30, 2005 reflected fair value), partially offset by unrealized appreciation, most notably, on the value of our warrants of Finn Corporation, which had unrealized appreciation of $645,114 and our senior term debt investment in Woven Electronics Corporation, which had unrealized appreciation of $431,436.  This aforementioned unrealized appreciation plus unrealized appreciation of $625,955 on certain other investments, primarily in our originated loan investments and certain syndicate participations, most notably Infor Global Solutions Ltd. which had unrealized appreciation of $248,750, which resulted in overall net unrealized depreciation of $4,528,791.

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

Paid in Kind Interest

In the past, we have had some loans in our portfolio which contain a paid in kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objective and policies of the respective portfolio company. Prior to October 1, 2004, we provided managerial assistance to our portfolio companies in connection with our investments through our wholly-owned subsidiary, Gladstone Capital Advisers, Inc.  Since the externalization of our management on  October 1, 2004, we have provided these and other services through our external adviser, GMC.  Currently, neither we nor GMC receive fees in connection with managerial assistance. However, effective October 1, 2004 GMC, GMC, receives the fees for the other services it provides, and those fees for other services are credited to the investment advisory fees due to GMC.  These other fees are generally paid to GMC in part at the time a prospective portfolio company signs a non-binding term sheet with us, with the remainder paid at the closing of the investment.  These fees are generally non-recurring, are recognized as revenue when earned and are paid directly to GMC by the borrower or potential borrower, effective October 1, 2004 and for all future periods.  The services GMC provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant services in connection with our investment, loan fees paid directly to GMC in such situations are deferred and amortized over the life of the loan.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Investment Income

Investment income for the fiscal year ended September 30, 2006 was approximately $26.9 million as compared to approximately $23.9 million for the fiscal year ended September 30, 2005.  This increase is primarily a result of a rise in interest income from an increase of approximately $136.0 million of new investments from the prior year and the collection of approximately $1.3 million of exit fees upon the full repayment of two portfolio company investments.

Interest income from our investments in debt securities of private companies was approximately $25.6 million, including $63,000 of PIK interest, for the fiscal year ended September 30, 2006 as compared to $22.4 million for the fiscal year ended September 30, 2005, including $394,000 of PIK interest.  This increase was primarily the result of approximately $136.0 million of new investments for the fiscal year ended September 30, 2006 and the collection of approximately $1.3 million of exit fees upon the full repayment of two portfolio company investments.  The decrease in PIK income for the fiscal year ended September 30, 2006 was the result of the early repayment in full of one loan containing a PIK provision.

The weighted average yield on our portfolio for the fiscal year ended September 30, 2006 was 12.74% (with and without giving effect to PIK interest).  The weighted average yield on our portfolio for the fiscal year ended September 30, 2005 was 12.23% (without giving effect to PIK interest) and 12.36% (after giving effect to PIK interest).  The yields were computed based on the cost value of the investment portfolios.

Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2006 was approximately $38,000, as compared to approximately $33,000 for the fiscal year ended September 30, 2005. This increase was primarily caused by an increase  in cash balances during the year resulting from sales and principal repayments of portfolio investments of approximately $124 million for the fiscal year ended September 30, 2006.

Prepayment fees and other income was approximately $0.8 million for the fiscal year ended September 30, 2006 and $1.1 million for the fiscal year ended September 30, 2005.  For the fiscal year ended September 30, 2006, this consisted of approximately $0.8 million of prepayment penalty fees.  For the fiscal year ended September 30, 2005, this consisted of approximately $1.0 million of prepayment penalty fees and approximately $24,000 of waiver fees for certain loan covenants.

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2006 were approximately $9.5 million, as compared to approximately $7.5 million for the fiscal year ended September 30, 2005. This increase was mainly a result of an increase in loan servicing fees, interest expense, stockholder related costs and other expenses, offset by reductions in professional fees and amortization of deferred financing fees.

Loan servicing fees of approximately $2.9 million were incurred for the fiscal year ended September 30, 2006 as compared to approximately $2.5 million for the fiscal year ended September 30, 2006.  These fees were incurred in connection with a loan servicing agreement between Business Loan and GMC, which is based on the size of the aggregate outstanding loan portfolio.  These fees were directly credited against the amount of the management fee due to GMC.

Effective October 1, 2004, we entered into an advisory agreement with GMC whereby GMC serves as our external adviser.  As compensation for the services of GMC, we pay GMC an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). Effective in April 2006, GMC’s Board of Directors voluntarily waived the advisory fee on a temporary basis by reducing the 1.25% annual fee to 0.5% per annum applicable only to the senior syndicated loans in which we already have a second lien position. We continue to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, GMC provides the managerial assistance and other services to our portfolio companies and likewise GMC directly receives any fees for such services.  Any such fees are credited directly against the 2% management fee payable to GMC.  The 2% management fee is also directly reduced by the amount of the monthly loan servicing fees we pay to GMC. Overall, the management fee due to GMC cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  On October 1, 2006, we entered into the Amended Advisory Agreement with GMC and the Administration Agreement with Gladstone Administration (See “— Overview — External Adviser.”)

The following table sets forth the quarterly computations of the management fee for the fiscal years ended September 30, 2006 and September 30, 2005, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee) and the reduced fee for senior syndicated loans of 0.125% per quarter:

	September 30,		June 30,		March 31,	December 31,
	2006		2006		2006	2005
Fee:
Total assets at	$223,979,932	(f)	$207,265,095		$217,404,695	$211,823,244
Less: Senior syndicated loans subject to reduced fee	(11,011,616	)(a)	(3,018,897	)(a)	—
Less: Borrowings under line of credit at	—		—		—	(15,000,000	)(d)
Total assets subject to quarterly fee of 0.50% as of	212,968,316		204,246,198		217,404,695	196,823,244
Quarterly fee rate	0.50%		0.50%		0.50%	0.50%
Management fee before senior syndicated loan advisory fee	1,064,841		1,021,231		1,087,023	984,116
Total senior syndicated loan advisory fee at quarterly rate 0.125%	13,765	(b)	3,774	(b)	—	—
Gross management fee before loan servicing fee credit	1,078,606		1,025,005		1,087,023	984,116
Less: loan servicing fee from Business Loan	763,851		693,965		734,644	715,415
Management fee before credit:	314,755		331,040		352,379	268,701
Direct Credit to Management Fee:
Fee revenue recorded by GMC:	289,000		539,000		673,000	550,000
Net management fee for the three months ended (c):	$25,755		$(207,960)		$(320,621)	$(281,299)

	September 30,	June 30,	March 31,		December 31,
	2005	2005	2005		2004
Fee:
Total assets	$205,793,094	$209,320,463	$213,753,998		$194,085,591
Less: Borrowings under line of credit	—	—	(18,644,179	)(e)	(22,435,000	)(e)
Total assets subject to quarterly fee of 0.50% as of	205,793,094	209,320,463	195,109,819		171,650,591
Quarterly fee rate	0.50%	0.50%	0.50%		0.50%
Gross management fee before loan servicing fee credit	1,028,965	1,046,602	975,549		858,254
Less: loan servicing fee from Business Loan	745,263	687,971	585,542		530,952
Management fee before credit:	283,702	358,631	390,007		327,302
Direct Credit to Management Fee:
Fee revenue recorded by GMC:	100,000	240,600	450,000		286,500
Net management fee for the three months ended:	$183,702	$118,031	$(59,993)		$40,802

(a)   In April 2006, GMC’s Board of Directors waived on a temporary basis the annual advisory fee from 1.25% to 0.5% (0.125% quarterly) for those senior syndicated loans in which we also hold a syndicated second lien position.

(b)   This amount represents the reduced quarterly advisory fee applicable only to the senior syndicated loans.

(c)    If the amount presented is in parentheses it denotes the amount is due back to us from GMC; if the amount is positive, it indicates that we owe GMC the stated amount.

(d)   This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of December 31, 2005.  The $15.0 million was to be used to fund a new loan investment, however, the investment did not fund until January 2006.  Solely for the purposes of calculating the amount of the management fee due to GMC, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with GMC.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

(e)    This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for the purpose of satisfying our asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to GMC, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with GMC.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

(f)     Excludes amounts due from employees in connection with tax withholdings related to the exercise of non-qualified stock options during the third and fourth quarters of fiscal 2006. (Refer to Note 5 of the “Notes to Consolidated Financial Statements”)

Professional fees, consisting primarily of legal and audit fees, for the fiscal year ended September 30, 2006 were approximately $548,000, as compared to approximately $725,000 for the fiscal year ended September 30, 2005.  The decrease is due primarily to a decrease in non-reimbursable legal fees and extra audit fees in the prior year in connection with internal control procedures.

Amortization of deferred financing costs, in connection with our lines of credit, were approximately $140,000 for the fiscal year ended September 30, 2006 and approximately $386,000 for the fiscal year ended September 30, 2005.  The decrease is due to the completion of the amortization cycle related to certain deferred financing costs.

Interest expense for the fiscal year ended September 30, 2006 was approximately $3.2 million as compared to approximately $1.8 million for the fiscal year ended September 30, 2005.   This increase is primarily a result of increased borrowings under our lines of credit during the fiscal year ended September 30, 2006, which borrowings were used, in part, to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Stockholder related costs for the fiscal year ended September 30, 2006 were approximately $304,000, as compared to approximately $220,000 for the fiscal year ended September 30, 2005.  Stockholder related costs include such recurring items as transfer agent fees, securities listing fees, and electronic filing fees.  The increase is due mainly to the printing and mailing of the special proxy statement in connection with the special meeting of stockholders, the printing and mailing of the annual report to stockholders and the annual proxy to stockholders, and the fees associated with the Schedule TO filed in connection with the offer to amend the terms of the options outstanding under the 2001 Plan.

Directors’ fees for the fiscal year ended September 30, 2006 were approximately $116,000, as compared to approximately $102,000 for the fiscal year ended September 30, 2005. This is the result of the addition of a new director in December 2005.

Insurance expense for the fiscal year ended September 30, 2006 was approximately $207,000, as compared to approximately $178,000 for the fiscal year ended September 30, 2005. The increase is primarily the result of an increase of our directors and officers insurance premiums.

Stock option compensation expense for the fiscal year ended September 30, 2006 was approximately $285,000.  This is the result of the adoption of SFAS No. 123(R) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  We adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.  There was no stock option compensation expense recorded for the fiscal year ended September 30, 2005.  As a result of the amendment of the 2001 Plan, all unvested stock options became vested as of April 11, 2006 and therefore, all residual stock compensation expense related to options vesting subsequent to September 30, 2006 was recorded in the current fiscal year.  As of September 30, 2006, there were no options outstanding.

Other expenses were approximately $485,000 for the fiscal year ended September 30, 2006, as compared to approximately $236,000 for the fiscal year ended September 30, 2005. Of this $485,000, approximately $300,000 relates to employer taxes, interest and penalties arising from withholding taxes on stock option exercises that were not remitted to the respective taxing authorities during the third and fourth quarters of fiscal 2006.  The remaining $185,000 of other expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

During the fiscal year ended September 30, 2006, we recorded approximately $102,000 in tax expense in connection with interest penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Gladstone Capital Advisers, Inc., our wholly-owned subsidiary, is subject to federal and state income taxation on the income it has recorded such as managerial assistance and other fees.  During the fiscal year ended September 30, 2005, Gladstone Capital Advisers incurred aggregate federal and state income taxes of $209,278 resulting from taxable income it received during the 2004 fiscal year.  Following the externalization of our management effective October 1, 2004, substantially all revenues previously received by Gladstone Capital Advisers are now received by GMC.  As a result, we do not anticipate incurring significant tax expense as a result of the activities of Gladstone Capital Advisers in the future.

Realized (Loss) Gain on Sale of Investments

During the fiscal year ended September 30, 2006, we sold our investments in ARI Holdings, Inc. and Marcal Paper Mills, Inc. for an aggregate loss of approximately $1.18 million and were repaid on several syndicated loans which contained unamortized premiums resulting in realized gains of approximately $149,000 for a total net realized loss of approximately $904,000.  During the fiscal year ended September 30, 2005, we sold our $975,000 syndicated participation in Burt’s Bees, Inc. for a gain of $9,750 and we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000.

Realized Gain on Settlement of Derivative

During the fiscal year ended September 30, 2006, we received our first interest rate cap agreement payments totaling approximately $15,000 as a result of the one month LIBOR exceeding 5%.  There was no realization during the fiscal year ended September 30, 2005 as the one month LIBOR was below 5%.

Net Unrealized Depreciation on Derivative

As a result of the increase in fair market value of our interest rate cap agreement, we recorded a nominal net unrealized appreciation derivative for the fiscal year ended September 30, 2006, as compared to net unrealized depreciation of approximately $39,000 for the fiscal year ended September 30, 2005.

Net Unrealized Appreciation (Depreciation) on Investments

For the fiscal year ended September 30, 2006, we recorded net unrealized appreciation on investments of approximately $6.0 million as compared to net unrealized depreciation of approximately $1.8 million for the fiscal year ended September 30, 2005.  The unrealized appreciation is mainly attributable to the early repayment or sale of loans that were underperforming as of September 30, 2005, most notably Finn Corporation and ARI Holdings, Inc., as well as the unrealized appreciation on the Finn Corporation warrant currently still in our portfolio.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of approximately $24.4 million for the fiscal year ended September 30, 2006.  Based on a weighted average of 11,381,378 (basic) and 11,615,922 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2006 was $2.15 (basic) and $2.10 (diluted).

For the fiscal year ended September 30, 2005, we realized a net increase in net assets resulting from operations of approximately $15.5 million.  Based on a weighted average of 11,292,466 (basic) and 11,609,146 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2005 was $1.37 (basic) and $1.33 (diluted).

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Investment Income

Investment income for the fiscal year ended September 30, 2005 was approximately $23.9 million as compared to approximately $20.4 million for the fiscal year ended September 30, 2004.  This increase was primarily a result of a rise in interest income from an increase of approximately $143.8 million of new investments from the prior year and the collection of approximately $1.2 million of exit fees upon the full repayment of a portfolio company investment.

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

No fee income was recorded for the fiscal year ended September 30, 2005, as compared to approximately $1.1 million for the fiscal year ended September 30, 2004.  This decrease was the result of the externalization of our management, effective October 1, 2004, through the engagement of our affiliate, GMC, to serve as our external adviser. GMC receives all fees in connection with our investments and prospective investments, which fees are offset against the advisory fee payable to GMC.  Fee income for the fiscal year ended September 30, 2004 consisted primarily of investment banking and annual review fees received in connection with investments we closed during the 2004 fiscal year. During the fiscal year ended September 30, 2004, the fee income was mainly attributable to the closing of the Gammill, Inc., Woven Electronics Corp., Benetech, Inc,. Mistras Holdings Corp. ($1.0 million investment), A and G, Inc. and Allied Extruders, Inc. investments, in the approximate aggregate amount of $52.8 million.

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

Operating Expenses

Operating expenses for the fiscal year ended September 30, 2005 were approximately $7.5 million, as compared to approximately $7.1 million for the fiscal year ended September 30, 2004. This increase was mainly a result of an increase in interest expense, stockholder related costs and professional fees.  Additionally, operating expenses for the fiscal year ended September 30, 2005 reflected a significant reduction in direct operating expenses, as a result of the externalization of our management effective October 1, 2004, offset by an increase in loan servicing fees and management fees incurred as a result of this externalization.

Loan servicing fees of approximately $2.5 million were incurred for the fiscal year ended September 30, 2005.  These fees were incurred in connection with a loan servicing agreement between Business Loan and GMC, which became effective July 12, 2004.  These fees were directly credited against the amount of the management fee due to GMC.  During the fiscal year ended September 30, 2004, loan servicing fees of approximately $502,000 were incurred from the period July 12, 2004, the date that GMC began to service our loan portfolio, since prior to that the loan portfolio was serviced under a similar agreement with Gladstone Capital Advisers, Inc., our wholly-owned subsidiary, and the fees Business Loan paid to Gladstone Capital Advisers, Inc. were eliminated upon consolidation of our financial results.

Effective October 1, 2004, we entered into an advisory agreement with GMC whereby GMC served as our external adviser.  As compensation for the services of GMC, we paid GMC an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total fee of 2% of total assets (as reduced by cash and cash equivalents pledged to creditors). We continued to pay direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.  Under the advisory agreement, GMC provided the managerial assistance and other services to our portfolio companies that we previously provided through our wholly-owned subsidiary Gladstone Capital Advisers, and likewise GMC directly received any fees for such services.  Any such fees were credited directly against the 2% management fee payable to GMC.  The 2% management fee was also directly reduced by the amount of the monthly loan servicing fees we paid to GMC. Overall, the management fee due to GMC cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because we were internally managed at all times prior to October 1, 2004, no management fee was recorded for the three months ended September 30, 2004, June 30, 2004, March 31, 2004 or December 31, 2003.

The following table sets forth the quarterly computations of the management fee for the fiscal year ended September 30, 2005, based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee plus 0.1875% quarterly administrative fee):

	September 30,	June 30,	March 31,	December 31,
	2005	2005	2005	2004
Fee:
Total assets	$205,793,094	$209,320,463	$213,753,998	$194,085,591
Less: Borrowings under line of credit (a)	—	—	(18,644,179)	(22,435,000)
Total assets subject to quarterly fee	205,793,094	209,320,463	195,109,819	171,650,591
Quarterly fee rate	0.50%	0.50%	0.50%	0.50%
Gross management fee before loan servicing fee credit	1,028,965	1,046,602	975,549	858,254
Less: loan servicing fee from Gladstone Business Loan LLC	745,263	687,971	585,542	530,952
Management fee before credit:	283,702	358,631	390,007	327,302
Direct Credit to Management Fee:
Fee revenue recorded by GMC:	100,000	240,600	450,000	286,500
Net management fee for the three months ended:	$183,702	$118,031	$(59,993)	$40,802

(a)   This amount represents borrowings under one of our lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for each respective quarter, for the purpose of satisfying our asset diversification requirements under the Internal Revenue Code. There were no borrowings outstanding for this purpose at September 30, 2005 or at June 30, 2005.  Solely for the purposes of calculating the amount of the management fee due to GMC, we treat any such amounts as “cash and cash equivalents pledged to creditors” under the terms of our advisory agreement with GMC.  As a result, such amounts are deducted from our total assets for purposes of computing the asset base upon which the management fee is determined.

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

Insurance expense for the fiscal year ended September 30, 2005 was approximately $178,000, as compared to approximately $258,000 for the fiscal year ended September 30, 2004. The decrease is primarily the result of the externalization of our management.  Effective October 1, 2004, GMC pays general insurance expenses directly and such insurance coverage is included in the services we receive in consideration for the 2% management fee we pay to GMC.  Insurance expense incurred during the fiscal year ended September 30, 2005 represents the amortization of our directors and officers insurance premiums, which are expenses for which we continue to be responsible following the externalization of our management.

Effective October 1, 2004, all of our employees became employees of GMC and therefore no salaries or benefit expenses were incurred by us for the fiscal year ended September 30, 2005, as compared to approximately $2.6 million for the fiscal year ended September 30, 2004.  We reimburse GMC for its employee services as part of the annual advisory and administrative fees payable under the advisory agreement.

Effective October 1, 2004, our external adviser, GMC, began to pay rent directly, and therefore for the fiscal year ended September 30, 2005 no rent expense was incurred by us as compared to approximately $139,000 of rent expense for the fiscal year ended September 30, 2004.  General overhead expenses, such as rent, are also included as part of the management fee to GMC.

Other expenses were approximately $236,000 for the fiscal year ended September 30, 2005, as compared to approximately $702,000 for the fiscal year ended September 30, 2004. This decrease is primarily a result of GMC handling general overhead type expenses.  The expenses for the fiscal year ended September 30, 2005 primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

Gladstone Capital Advisers, Inc., our wholly-owned subsidiary, is subject to federal and state income taxation on the income it has recorded such as managerial assistance and other fees.  During the fiscal year ended September 30, 2005, Gladstone Capital Advisers incurred aggregate federal and state income taxes of approximately $209,000 resulting from taxable income it received during the 2004 fiscal year.  Following the externalization of our management effective October 1, 2004, substantially all revenues previously received by Gladstone Capital Advisers are now received by GMC.  As a result, we do not anticipate incurring significant tax expense as a result of the activities of Gladstone Capital Advisers in the future.

Realized Gain on Sale of Investments

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

Net Unrealized Appreciation (Depreciation) on Investments

For the fiscal year ended September 30, 2005, we recorded net unrealized depreciation on investments of approximately $1.8 million as compared to net unrealized depreciation of approximately $2.5 million for the fiscal year ended September 30, 2004.  The increase in unrealized depreciation was mainly attributable to the decrease in the value of the Finn Corporation senior subordinated term debt of approximately $3.2 million, a decline of approximately $1.5 million in the fair value of Xspedius Communications, LLC and a decline in the value of ARI Holdings, Inc. of approximately $1.1 million, partially offset by appreciation of approximately $645,000 in the value of the Finn warrants, and the fair value of the success fee on Woven Electronics Corporation of approximately $348,000 as well as unrealized appreciation on certain of our syndicated loan participations.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had investments in debt securities, or loans to or syndicated participations in, 32 private companies, totaling approximately $216.2 million (cost basis) of total assets.  At September 30, 2005, we had investments in debt securities, or loans to or syndicated participations in, 28 private companies, totaling approximately $205.4 million (cost basis) of total assets, which included approximately $254,000 in accrued PIK interest.  At September 30, 2004, we had investments in debt securities, or loans to or syndicated participations in, 16 private companies totaling approximately $149.2 million (cost basis), including approximately $553,000 in accrued PIK interest.  PIK interest is described in “Overview,” and is added to the carrying value of our investments.

During the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, the following investment activity occurred during each quarter of the respective fiscal year:

			Net Gain/(Loss)
Quarter Ended	New Investments	Principal Repayments	on Disposal

December 31, 2005	$26,688,457	$38,702,066	$(1,180,595)
March 31, 2006	38,471,109	24,815,067	377,500
June 30, 2006	39,916,834	44,358,944	(100,850)
September 30, 2006	30,878,479	16,133,852	—
Total fiscal year 2006	$135,954,879	$124,009,929	$(903,945)

December 31, 2004	$46,949,500	$25,975,707	$9,750
March 31, 2005	44,513,875	33,859,918	20,000
June 30, 2005	34,732,083	18,154,719	—
September 30, 2005	17,598,548	10,028,792	—
Total fiscal year 2005	$143,794,006	$88,019,136	$29,750

December 31, 2003	$15,500,000	$4,504,167	$—
March 31, 2004	20,500,000	674,337	12,500
June 30, 2004	46,267,500	28,712,212	—
September 30, 2004	4,000,000	13,268,279	—
Total fiscal year 2004	$86,267,500	$47,158,995	$12,500

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year.

Fiscal Year Ended September 30,	Amount

2007	9,150,322
2008	24,815,822
2009	21,712,102
2010	37,806,330
2011	65,939,375
Thereafter	56,779,035
$216,202,986

Net cash provided by operating activities for the fiscal year ended September 30, 2006, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was approximately $7.2 million as compared to net cash used in operating activities of approximately $61.5 million for the fiscal year ended September 30, 2005.  Net cash provided by investing activities was approximately $0.2 million for the fiscal year ended September 30, 2006 and consisted of the repayment of employee loans.  Net cash used in financing activities for the fiscal year ended September 30, 2006 was approximately $7.2 million and consisted of approximately $149.8 million of repayments on the lines of credit, and approximately $18.6 million for the payment of dividends.  These outflows were partially offset by approximately $146.7 million of cash received from borrowings on the lines of credit and the exercise of stock options for approximately $14.7 million.

During the fiscal year ended September 30, 2006, cash and cash equivalents increased from approximately $504,000 at the beginning of the year to approximately $732,000 at the end of the year.  This increase was largely the result of cash generated from operations offset by investment purchases and repayments of our revolving credit facility.

Net cash used in operating activities for the fiscal year ended September 30, 2005, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was approximately $61.5 million as compared to net cash used operating activities of approximately $82.8 million for the fiscal year ended September 30, 2004.  In addition, net cash used in operating activities for the year ended September 30, 2005 included the repayment of the repurchase agreement (as described below) of approximately $21.3 million.  Net cash provided by investing activities was approximately $0.8 million for the fiscal year ended September 30, 2005 and was comprised of employee loan principal repayments.  Net cash used in financing activities for the fiscal year ended September 30, 2005 was approximately $4.8 million and consisted mainly of approximately $142.7 million of repayments on the lines of credit, approximately $17.1 million for the payment of dividends, $105,000 paid to renew a line of credit and approximately $111,000 of costs incurred subsequent to the shelf offering in September 2004.  These outflows were partially offset by approximately $155.0 million of cash received from borrowings on the lines of credit and the exercise of stock options for approximately $270,000.

During the fiscal year ended September 30, 2005, cash and cash equivalents decreased from approximately $66.0 million at the beginning of the year to approximately $504,000 at the end of the year.  This decrease was largely the result of the purchase of new investments, the repayment of the repurchase agreement in October 2004 (as described below) and also the payment of dividends throughout the fiscal year ended September 30, 2005.

Net cash used in operating activities for the fiscal year ended September 30, 2004, consisting primarily of the items described in “Results of Operations” and the investment activity described above,  was approximately $82.7 million . At September 30, 2004, the net cash used was due largely in part to $57.1 million used in connection with the purchase of the repurchase agreement and the repayments of the repurchase agreement, and new investments of approximately $86.3 million, partially offset by principal repayments of $47.2 million  Net cash provided by investing activities for the fiscal year ended September 30, 2004 was approximately $0.2 million and consisted of principal repayments on employee loans. Net cash provided by financing activities was approximately $47.3 million for the fiscal year ended September 30, 2004 and consisted primarily of proceeds from a public shelf offering of common stock which yielded net proceeds of approximately $24.4 million, the borrowings, net of repayments, on the lines of credit for net proceeds of approximately $40.7 million, partially offset by the payment of dividends of approximately $17.1 million

During the fiscal year ended September 30, 2004, cash and cash equivalents decreased from approximately $101.1 million at the beginning of the year to approximately $66.0 million at the end of the year.  This decrease was largely the result of the purchase of new investments and the repurchase agreement described below.

On September 29, 2004, we entered into a repurchase agreement (the “FBW Repurchase Agreement”) with Ferris Baker Watts, Incorporated for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from a public offering of our common stock.  This remaining balance was settled on October 1, 2004.  The FBW Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133.  The interest rate on the FBW Repurchase Agreement was 4.25% for a cost of $7,831. In the future, we may use a similar form of repurchase agreement as an investment option or in order to satisfy certain asset diversification requirements and maintain our status as a RIC under Subchapter M of the Code.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.135 per common share for each month of October 2005 through June 2006 and $0.14 per common share for July, August and September 2006. For the fiscal year ended September 30, 2005 we declared and paid monthly cash dividends of $0.12 per common share for October, November and December 2004 and January, February, and March 2005, $0.13 for April, May, and June 2005, and $0.135 for July, August and September 2005.  For the fiscal year ended September 30, 2004, we declared and paid monthly cash dividends of $0.11 per common share for October, November and December 2003 and January, February, and March 2004, $0.115 per common share for April, May and June 2004, and $0.12 per common share for July, August and September 2004.

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

Revolving Credit Facility

Through our wholly-owned subsidiary Business Loan, we initially obtained a $100 million revolving credit facility.  On May 19, 2003, we executed a Purchase and Sale Agreement pursuant to which we agreed to sell certain loans to Business Loan in consideration of a membership interest therein.  Simultaneously, Business Loan executed a Credit Agreement with CIBC World Markets Inc. (“CIBC”), as administrative agent, and others, pursuant to which Business Loan pledged the loans purchased from us to secure future advances by certain institutional lenders.  On September 28, 2004, CIBC assigned its interest in the credit facility to Deutsche Bank AG, which matured on May 26, 2005 and was subsequently renewed for a fee of $105,000 (as renewed, the “DB Facility”) for one year intervals and is currently due to mature on May 25, 2007.  Interest rates charged on the advances under the facility are based on London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of September 30, 2006, the outstanding principal balance under this credit facility was approximately $50.0 million at an interest rate of 5.37%.   As of September 30, 2005, the outstanding principal balance under this credit facility was approximately $53.0 million at an interest rate of 3.71%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At September 30, 2006, the remaining borrowing capacity available under the DB Facility was approximately $100.0 million.  At September 30, 2005, the remaining borrowing capacity available under the DB Facility was approximately $37.8 million.  In the event that we are not able to renew or refinance the DB Facility once it matures, this could have a material adverse impact on our liquidity and ability to fund new investments.  On September 22, 2006 we increased our borrowing capacity under the DB Facility from $100 million to $150 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of September 30, 2006, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize all of the loans held by Business Loan and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. For the fiscal year ended September 30, 2006, the amount due from custodian increased by approximately $1.0 million as compared to September 30, 2005.

GMC, our affiliated external adviser, services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that GMC would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of September 30, 2006, we were in compliance with our covenants under the performance guaranty.

In June 2004, we entered into a $15.0 million line of credit agreement with Branch Banking and Trust Company (the “BB&T Agreement”) which matured on June 1, 2005, was modified to extend the maturity date to December 31, 2005, and again extended to mature on December 31, 2006.  However, on June 22, 2006, we terminated the BB&T Agreement due to infrequent borrowings.  Interest on outstanding borrowings was based upon the one month LIBOR plus 2.5% per annum.  The unused portion of the line of credit was subject to a fee of 0.2% per annum.  As of September 30, 2005, there were no borrowings outstanding under the BB&T line of credit.

The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$49,993,000	$49,993,000	—	—	—
Purchase Obligations (2)	16,226,000	16,226,000	—	—	—
Total	$66,219,000	$66,219,000	—	—	—

(1)    The long-term debt obligations represent borrowings under our DB Facility line of credit that were outstanding at September 30, 2006.  This line of credit is scheduled to mature on May 25, 2007.  In the event that we are not able to extend or renew the DB Facility, we would have to repay the borrowings outstanding under this line of credit which could have a material adverse impact on our liquidity and financial statements.

(2)    The purchase obligations reflected in the above table represent commitments outstanding as of September 30, 2006 to fund one loan investment and three syndicated loan participations which were subsequently closed in October and November 2006.

At September 30, 2006, we had unpaid federal and state withholding taxes of $1,803,283 related to the exercise of non-qualified stock options during the third and fourth quarters of fiscal 2006.  These withholding taxes were unfunded by the optionees at September 30, 2006 and as a result a corresponding receivable is recorded on our consolidated statements of assets and liabilities at September 30, 2006.  During the first fiscal quarter of 2007 we remitted the entire tax withholding liability to the respective taxing authorities and we have received substantially all of the amounts due from the optionees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates.  While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates, currently our entire investment portfolio is at variable rates.  Our portfolio has approximately 65% of the total loan portfolio cost basis at variable rates with a floor, approximately 3% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, and the remaining 32% of the total loan portfolio cost basis at variable rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Under the DB Facility, we have a $150 million revolving line of credit facility, based on variable rates, with Deutsche Bank AG which matured in May 2006 and was extended and amended through May 2007.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under the DB Facility to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at the point which one month LIBOR exceed the payments on $35 million at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent. This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At September 30, 2006, the cap agreement had a fair market value of $50,284 and a current notional amount of $16.4 million.  At September 30, 2006, the one month LIBOR rate was approximately 5.32%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $1.9 million or 7.9%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended September 30, 2006.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in net assets resulting from operations by approximately $1.9 million, or 7.9%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended September 30, 2006.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

We have completed integrated audits of Gladstone Capital Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and audits of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) at September 30, 2006 and September 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
December 6, 2006

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,	September 30,
	2006	2005

ASSETS
Investments at fair value (Cost 9/30/2006: $216,202,986; 9/30/2005: $205,375,554)	$217,642,750	$200,846,763
Cash and cash equivalents	731,744	503,776
Interest receivable — investments in debt securities	1,394,942	1,406,212
Interest receivable — employees	37,396	27,067
Due from custodian	3,587,152	2,624,074
Deferred financing fees	145,691	70,000
Prepaid assets	226,747	177,848
Due from employees	1,803,283	—
Other assets	213,510	137,354
TOTAL ASSETS	$225,783,215	$205,793,094

LIABILITIES
Accounts payable	$4,072	$21,893
Interest payable	247,530	183,707
Fees due to Adviser	240,363	391,322
Borrowings under lines of credit	49,993,000	53,034,064
Withholding taxes payable	1,803,283	—
Accrued expenses and deferred liabilities	721,287	350,665
Funds held in escrow	203,193	200,760
TOTAL LIABILITIES	53,212,728	54,182,411
NET ASSETS	$172,570,487	$151,610,683

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 12,305,008 and 11,303,510 shares issued and outstanding, respectively	$12,305	$11,304
Capital in excess of par value	181,270,565	164,610,873
Notes receivable — employees	(10,248,308)	(8,745,781)
Net unrealized appreciation (depreciation) on investments	1,439,764	(4,528,791)
Unrealized depreciation on derivative	(253,716)	(253,747)
Realized (loss) gain on sale of investments	(861,695)	42,250
Realized gain on settlement of derivative	15,014	—
Accumulated undistributed net investment income	1,196,558	474,575
TOTAL NET ASSETS	$172,570,487	$151,610,683
NET ASSETS PER SHARE	$14.02	$13.41

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value

ActivStyle Acquisition Co.	Service-medical products	Line of Credit (16)	$—	$—
ActivStyle, Inc.	distribution	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,200,000	3,200,000
		(9.6%, Due 7/2011)
		Senior Term Debt (3) (5)	2,500,000	2,500,000
		(11.8%, Due 7/2011)

Advanced Homecare Management, Inc.	Service-home health nursing	Senior Subordinated Term Debt(5)(6)	5,000,000	5,000,000
	services	(11.33%, Due 12/2013)

Allied Extruders, LLC	Manufacturing-polyethylene	Senior Real Estate Term Debt	1,000,000	1,000,000
P&O Packaging Acquisition LLC	film	(9.8%, Due 3/2011)
		Senior Term Debt (3) (5)	8,000,000	8,030,000
		(11.3%, Due 3/2011)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (5)	5,145,019	5,157,881
		(10.8%, Due 2/2010)
		Senior Term Debt (3) (5)	8,585,125	8,628,051
		(13.8%, Due 2/2010)

Benetech, Inc.	Service & Manufacturing-dust	Senior Term Debt (5)	2,112,500	2,144,187
	management systems for the	(10.3%, Due 5/2009)
	coal and electric utility	Senior Term Debt (3) (5)	3,046,875	3,107,813
	industries	(13.3%, Due 5/2009)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (6)	1,002,115	997,500
		(7.2%, Due 9/2013)
		Senior Subordinated Term Debt	1,511,554	1,533,750
		(9.9%, Due 3/2014)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (5)	2,438,359	2,306,991
		(14.4%, Due 3/2009)

Country Road	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	5,961,594	6,015,000
Communications LLC		(13.3%, Due 7/2013)
Country Road Management, Inc.

Defiance Stamping Company	Manufacturing-trucking parts	Senior Term Debt (3) (5)	6,325,000	6,332,906
		(13.3%, Due 4/2010)

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (5)	4,700,000	4,723,500
Doe & Ingalls of North		(9.8%, Due 11/2010)
Carolina Operating LLC		Senior Term Debt (3) (5)	4,500,000	4,516,875
Doe & Ingalls of Florida		(13.3%, Due 11/2010)
Operating LLC
Doe & Ingalls of Virginia
Operating LLC

Express Courier International,	Service-ground delivery and	Line of Credit (7)	—	—
Inc.	logistics	(9.6%, Due 6/2009)
		Senior Term Debt (5)	4,700,000	4,700,000
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (5)	3,950,000	3,950,000
		(11.8%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants	37,000	709,431
	equipment

FR X Ohmstede Holdings, LLC	Service & Manufacturing-heat	Senior Term Debt (6)	3,000,000	3,026,250
FR X Ohmstede Acquisitions Co.	exchangers	(8.5%, Due 8/2013)
		Senior Subordinated Term Debt (6)	3,012,369	3,030,000
		(12.5%, Due 8/2014)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (5)	5,300,000	5,233,750
Technologies, Inc.	products and metal fibers	(14.3%, Due 11/2009)

Company (1)	Industry	Investment (2)	Cost	Fair Value
It’s Just Lunch International, LLC	Service-dating service	Line of Credit (12) (5)	200,000	199,500
		(9.2%, Due 6/2009)
		Senior Term Debt (13) (5)	3,300,000	3,291,750
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (14)	—	—
		(11.8%, Due 6/2011)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term Debt (6)	8,000,000	8,000,000
Multi Packaging Solutions, Inc.	products	(12.5%, Due 6/2011)

LocalTel, Inc.	Service-yellow pages	Line of Credit (5) (15)	350,000	343,000
	publishing	(9.8%, Due 6/2009)
		Senior Term Debt (5)	2,687,500	2,633,750
		(9.8%, Due 6/2011)
		Senior Term Debt (3) (5)	2,750,000	2,695,000
		(12.3%, Due 6/2011)

Mistras Holdings Corp.	Service & Manufacturing-	Senior Term Debt (3) (5)	9,499,999	9,737,499
	nondestructive testing	(11.5%, Due 8/2008)
	instruments, systems	Senior Term Debt (4) (5) (18)	5,250,001	5,620,124
	and services	(12.5%, Due 8/2008)

Network Solutions LLC	Service-internet domain registry	Senior Term Debt (6)	4,464,358	4,499,747
	and host	(10.4%, Due 1/2012)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (5)	7,000,000	7,017,500
Northern Contours	laminate components	(12.3%, Due 5/2010)
of Kentucky, Inc.
Norcon Holding LLC
Norcon Lewis LLC

PROFITSystems Acquisition Co.	Service-design and develop	Line of Credit (17)	—	—
PROFITSystems, Inc.	ERP software	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,100,000	3,100,000
		(9.6%, Due 7/2011)
		Senior Term Debt (5)	2,900,000	2,900,000
		(11.8%, Due 7/201) (3)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (5)(6)	7,813,274	7,775,183
Acquisition Company, Inc.		(11.6%, Due 1/2012)

QCE, LLC (d/b/a Quiznos Corp.)	Service-restaurant franchisor	Senior Term Debt (6)	3,010,713	2,977,538
		(7.6%, Due 5/2013)
		Senior Term Debt (3) (6)	3,045,560	3,033,750
		(11.1%, Due 11/2013)

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (5)	3,000,000	3,003,750
		(9.8%, Due 1/2011)
		Senior Term Debt (4) (5)	3,000,000	3,003,750
		(12.3%, Due 1/2011)

RedPrairie Holding, Inc.	Service-design and develop	Senior Term Debt (6)	3,990,000	3,990,000
RedPrairie Corporation	supply chain software	(8.4%, Due 7/2012)
Blue Cube Software, Inc.		Senior Subordinated Term Debt (6)	2,000,000	2,005,000
		(11.9%, Due 1/2013)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (8)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(9.8%, Due 2/2007)
Phoenix Optix, Inc.	components	Senior Term Debt (5)	2,625,000	2,631,563
		(10.3%, Due 2/2010)
		Senior Term Debt (3) (5)	2,887,500	2,898,328
		(13.3%, Due 2/2010)

Company (1)	Industry	Investment (2)	Costs	Fair Value
SCS Acquisition Corp.	Service-chemically treated	Senior Term Debt (3) (5) (9)	6,250,000	6,257,812
	equipment distribution	(9.3%, Due 12/2011)
		Senior Term Debt (3) (5) (10)	6,568,750	6,576,961
		(11.3%, Due 12/2011)

Thibaut Acquisition Co.	Design and Disbtribution-wall	Credit Facility (11)	—	—
	coverings	(9.8%, Due 1/2011)
		Senior Term Debt (5)	3,325,000	3,325,000
		(9.8%, Due 1/2011)
		Senior Term Debt (3) (5)	3,000,000	3,000,000
		(12.3%, Due 1/2011)

Visual Edge Technology, Inc.	Service-office supplies	Senior Subordinated Term Debt (5)	5,000,000	4,987,500
Graphic Enterprises, Inc.	distribution	(13.3%, Due 8/2011)
Copeco, Inc.

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (5)	15,000,000	14,981,250
WHI Holding Corp.		(12.6%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (3) (5)	6,000,000	6,007,500
	connectors and cables	(12.3%, Due 6/2012)

Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (5)	5,157,821	5,306,110
		(15.8%, Due 3/2010)
Total:			$216,202,986	$217,642,750

(1)    We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)    Percentage represents interest rates in effect at September 30, 2006 and due date represents the contractual maturity date.

(3)    Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4)    Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(5)    Fair value was based on valuation prepared and provided by SPSE.

(6)    Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of September 30, 2006 from the respective originating syndication agent’s trading desk.

(7)    Availability under the credit facility totals $1,500,000.  There were no borrowings outstanding at September 30, 2006.

(8)    Availability under the credit facility totals $500,000.  There were no borrowings outstanding at September 30, 2006.

(9)    Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,375,000 at September 30, 2006.

(10)  Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,587,500 at September 30, 2006.

(11)  Availability under the credit facility totals $1,000,000.  There were no borrowings outstanding at September 30, 2006.

(12)  Availability under the credit facility totals $750,000.  Borrowings of $200,000 were outstanding at September 30, 2006.

(13)  The company may borrow an additional $500,000 under the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval.

(14)  The company may borrow an additional $2,250,000 under the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval.

(15)  Availability under the credit facility totals $3,000,000.  Borrowings of $350,000 were outstanding at September 30, 2006.

(16)  Availability under the credit facility totals $1,500,000.  There were no borrowings outstanding at September 30, 2006

(17)  Availability under the credit facility totals $1,250,000.  There were no borrowings outstanding at September 30, 2006

(18)  Includes a success fee with a fair value of $742,000 and no cost basis.

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

(5)    Has some paid in kind (PIK) interest.  Refer to Note 2 “Summary of Significant Accounting Policies.”

(6)    Fair value was based on valuation prepared and provided by SPSE.

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

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005	2004
INVESTMENT INCOME
Interest income — investments	$25,646,746	$22,407,605	$18,176,617
Interest income — cash and cash equivalents	38,381	32,807	84,273
Interest income — notes receivable from employees	441,341	444,170	443,658
Fee income (Refer to Note 10)	—	—	1,118,106
Prepayment fees and other income	773,378	1,065,177	573,314
Total investment income	26,899,846	23,949,759	20,395,968

EXPENSES
Loan servicing (Refer to Note 12)	2,907,875	2,549,728	501,670
Management fee (Refer to Note 11)	1,266,875	1,359,643	—
Professional fees	548,326	725,336	579,599
Amortization of deferred financing fees	140,143	385,737	1,373,415
Interest expense	3,238,615	1,774,629	741,621
Stockholder related costs	303,709	220,445	140,090
Directors fees	116,212	101,843	112,210
Insurance expense	206,554	178,214	258,358
Salaries and benefits	—	—	2,554,490
Rent	—	—	139,399
Stock option compensation	285,318	—	—
Other expenses	484,722	235,861	702,341
Expenses before credit from Gladstone Management	9,498,349	7,531,436	7,103,193
Credit to management fee for fees collected by Gladstone Management (Refer to Note 11)	(2,051,000)	(1,077,100)	—
Total expenses net of credit to management fee	7,447,349	6,454,336	7,103,193

NET INVESTMENT INCOME BEFORE INCOME TAXES	19,452,497	17,495,423	13,292,775
Income tax expense	101,917	209,278	—
NET INVESTMENT INCOME	19,350,580	17,286,145	13,292,775

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized (loss) gain on sale of investments	(903,945)	29,750	12,500
Realized gain on settlement of derivative	15,014	—	—
Unrealized appreciation (depreciation) on derivative	31	(39,488)	(214,259)
Net unrealized appreciation (depreciation) on investments	5,968,555	(1,785,725)	(2,520,726)
Net gain (loss) on investments	5,079,655	(1,795,463)	(2,722,485)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,430,235	$15,490,682	$10,570,290

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$2.15	$1.37	$1.05
Diluted	$2.10	$1.33	$1.02

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	11,381,378	11,292,466	10,101,341
Diluted	11,615,922	11,609,146	10,344,388

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended September,
	2006	2005	2004
Operations:
Net investment income	$19,350,580	$17,286,145	$13,292,775
Net realized (loss) gain on sale of investments	(903,945)	29,750	12,500
Realized gain on settlement of derivative	15,014	—	—
Unrealized appreciation (depreciation) on derivative	31	(39,488)	(214,259)
Net unrealized appreciation (depreciation) on investments	5,968,555	(1,785,725)	(2,520,726)
Net increase in net assets from operations	24,430,235	15,490,682	10,570,290

Capital transactions:
Distributions to stockholders	(18,628,597)	(17,109,668)	(12,578,583)
Tax return of capital to shareholders	—	—	(1,207,143)
Stock option compensation	285,318	—	—
Issuance of common stock under stock option plan	16,375,375	427,350	707,090
Repayment of principal on employee notes	189,943	843,997	103,252
Note receivable issued from sale of common stock	(1,692,470)	(157,100)	(549,990)
Issuance of common stock under shelf offering	—	—	24,855,525
Shelf offering costs	—	(111,233)	(476,168)
(Decrease) increase in net assets from capital share transactions	(3,470,431)	(16,106,654)	10,853,983

Total increase (decrease) in net assets	20,959,804	(615,972)	21,424,273
Net assets at beginning of year	151,610,683	152,226,655	130,802,382
Net assets at end of period	$172,570,487	$151,610,683	$152,226,655

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$24,430,235	$15,490,682	$10,570,290
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(135,954,879)	(143,794,006)	(86,267,500)
Principal repayments on investments	124,009,929	88,019,136	47,158,995
Proceeds from repurchase agreements	—	—	285,099,546
Repayment of repurchase agreements	—	(21,345,997)	(342,202,549)
Depreciation	—	—	24,356
Net amortization of premiums and discounts	(137,239)	(1,635)	2,036
Amortization of deferred financing fees	135,143	385,737	1,303,776
Stock compensation expense	285,318	—	—
Realized loss on investments	1,329,458	—	—
Unrealized (appreciation) depreciation on derivative	(31)	39,488	214,259
Change in net unrealized (appreciation) depreciation on investments	(5,968,555)	1,785,725	2,520,726
Decrease (increase) in interest receivable	941	(482,983)	201,259
(Increase) decrease in funds due from custodian	(963,078)	(1,420,995)	3,921
(Increase) decrease in prepaid assets	(48,897)	13,828	201,275
Decrease (increase) in due from affiliate	—	109,639	(67,508)
Decrease (increase) in other assets	(76,125)	(49,622)	33,188
(Decrease) increase in accounts payable	(17,822)	99,679	82,674
Increase in interest payable	63,823	—	—
Increase (decrease) in accrued expenses and deferred liabilities	370,622	(447,431)	(1,053,418)
(Decrease) increase in fees due to affiliate	(150,959)	277,811	—
Increase in funds held in escrow	2,433	200,760	—
Increase in investment balance due to payment in kind interest	(74,701)	(409,743)	(552,944)
Net cash provided by (used in) operating activities	7,235,616	(61,529,927)	(82,727,618)

CASH FLOWS FROM INVESTING ACTIVITIES:

Receipt of principal on notes receivable - employees	189,943	843,997	103,252
Sale of furniture & equipment, net	—	—	117,365
Net cash provided by investing activities	189,943	843,997	220,617

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common shares	—	—	24,379,357
Borrowings from the lines of credit	146,740,000	155,000,000	114,743,547
Repayments on the lines of credit	(149,781,064)	(142,709,483)	(74,000,000)
Distributions paid	(18,628,598)	(17,109,668)	(17,112,735)
Exercise of employee stock options	14,682,905	270,250	157,100
Deferred financing fees	(210,834)	(105,000)	(567,649)
Purchase of derivative	—	—	(304,000)
Shelf offering costs	—	(111,233)	—
Net cash (used in) provided by financing activities	(7,197,591)	(4,765,134)	47,295,620

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (1)	227,968	(65,451,064)	(35,211,381)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	503,776	65,954,840	101,166,221
CASH AND CASH EQUIVALENTS, END OF PERIOD	$731,744	$503,776	$65,954,840

CASH PAID DURING PERIOD FOR INTEREST	$3,174,492	$1,662,309	$672,449
CASH PAID DURING PERIOD FOR INCOME TAXES	$—	$138,678	$—
NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$1,692,470	$157,100	$549,990

(1)   Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS

	Year Ended September 30,
	2006	2005	2004
Per Share Data (1)
Net asset value at beginning of period	$13.41	$13.50	$12.97
Income from investment operations:
Net investment income (2)	1.70	1.53	1.32
Realized loss on sale of investments (2)	(0.08)	—	—
Net unrealized gain (loss) on investments (2)	0.53	(0.16)	(0.25)
Net unrealized loss on derivative (2)	—	—	(0.02)
Total from investment operations	2.15	1.37	1.05
Less distributions:
Distributions from net investment income	(1.64)	(1.52)	(1.25)
Tax return of capital distribution	—	—	(0.12)
Total distributions	(1.64)	(1.52)	(1.37)
Issuance of common stock under shelf offering	—	—	0.99
Issuance of common stock under stock option plan	1.19	0.02	0.01
Stock compensation expense	0.02	—	—
Repayment of principal on notes receivable	0.02	0.07	0.01
Dilutive effect of share issuance (6)	(1.13)	(0.01)	—
Offering costs	—	(0.02)	(0.16)
Net asset value at end of period	$14.02	$13.41	$13.50

Per share market value at beginning of period	$22.55	$22.71	$19.45
Per share market value at end of period	22.01	22.55	22.71
Total return (3)	5.21%	5.93%	24.40%
Shares outstanding at end of period	12,305,008	11,303,510	11,278,510

Ratios/Supplemental Data
Net assets at end of period	$172,570,487	$151,610,683	$152,226,655
Average net assets (7)	$155,867,538	$151,897,549	$130,385,129
Ratio of expenses to average net assets (4)	6.16%	5.10%	5.45%
Ratio of net expenses to average net assets (5)	4.84%	4.39%	5.45%
Ratio of net investment income to average net assets	12.42%	11.38%	10.20%

(1)    Based on actual shares outstanding at the end of the corresponding period.

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

(6)    Represents the anti-dilutive impact of (i) the other components in the changes in net assets and (ii) the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(7)    Average net assets are computed using the average balance of net assets at the end of each reporting month.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 1. Organization

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

Gladstone Business Loan LLC (“Business Loan”), a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of holding the Company’s portfolio of loan investments.  Gladstone Capital Advisers, Inc. is also a wholly-owned subsidiary. The financial statements of the subsidiaries are consolidated with those of the Company.

The Company is externally managed by Gladstone Management Corporation (“GMC” or “Adviser”), an unconsolidated affiliate of the Company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2006 and September 30, 2005.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value. The Company’s Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.  These procedures for the determination of value of many of the Company’s debt securities rely on the opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). SPSE will only evaluate the debt portion of the Company’s investments for which it specifically requests evaluation, and may decline to make requested evaluations for any reason in its sole discretion.  SPSE opinions of value are submitted to the Board of Directors along with GMC’s supplemental assessment and recommendation regarding valuation of each of these investments. The Board of Directors then reviews whether GMC has followed its established procedures for determinations of fair value, and votes to accept or not accept the recommended valuation of the Company’s investment portfolio. The Company’s fair valuation procedures provide for valuation of non-convertible debt securities at cost plus amortized original issue discount plus paid in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  The fair value of convertible debt, equity, success or exit fees or other equity like securities is determined based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a delay between when the Company closes an investment and when the investment can be evaluated by SPSE, new investments are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with the Company’s valuation policy without the input of SPSE during the specific quarter in which the investment closes.  Because SPSE does not perform independent valuations of mortgage loans or equity securities, the Company also determines the fair value of these investments without the input of SPSE.  The Company considers a number of qualitative and quantitative factors in current market conditions when performing valuations.  The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

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

Paid in Kind Interest

The Company has loans in its portfolio which contain a paid in kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the years ended September 30, 2006, September 30, 2005 and September 30, 2004, the Company recorded PIK income of $63,217, $394,985, and $553,409, respectively.

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The 1940 Act defines managerial assistance as the service made available to a portfolio company to provide “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”  Prior to the start of fiscal year 2005, the Company provided managerial assistance and other services to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc. and therefore recorded managerial assistance and other fee revenue in connection with these activities.  Effective October 1, 2004, the Company offers managerial assistance and other services to its portfolio companies through its external investment adviser, GMC.  Neither the Company nor its external investment adviser, GMC, charges a fee for managerial assistance.  However, in the past the Company and, since October 1, 2004, GMC, have provided other services to portfolio companies in addition to managerial assistance.  These other services include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  GMC is charging for these services and is crediting the funds received from these other services to the Company as a credit against the investment advisory fee due from the Company under the investment advisory agreement.  Such fees are normally paid in part at the time of signing a non-binding letter of intent, with the remainder paid upon completion of the services, and are generally non-recurring.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Unrealized appreciation or depreciation displays the difference between the fair market value of the investment and the cost basis of such investment.

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS Statement No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) effectively replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (APB 25)”.  SFAS 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach.

Advisory Agreement with GMC

Since October 1, 2004, the Company has been externally managed pursuant to a contractual investment advisory arrangement with GMC, an unconsolidated affiliate of the Company and a registered investment adviser, under which GMC has directly employed all of the Company’s personnel and paid its payroll, benefits, and general expenses directly.  The Company’s initial advisory agreement with GMC was in place through September 30, 2006 (the “Initial Advisory Agreement”).  Pursuant to the Initial Advisory Agreement, the Company paid GMC an annual advisory fee of 1.25% of its total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of its total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%.  GMC’s Board of Directors agreed to waive, for the quarters ending June 30, 2006 and September 30, 2006, the annual advisory fee of 1.25% to 0.5% for those senior syndicated loans in which the Company already has syndicated second lien participations.  On October 1, 2006, the Company entered into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with GMC and an administration agreement (the “Administration Agreement”) with Gladstone Administration.  (Please refer to Note 11. Advisory Agreement with GMC.)

GMC services the loans held by Business Loan, in return for which, GMC receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to GMC are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee.  Under the advisory agreement, GMC also provides the managerial assistance and other services that the Company previously made available to its portfolio companies through its wholly-owned subsidiary Gladstone Capital Advisers, Inc.  To the extent that GMC receives any fees directly from a portfolio company for such services, GMC credits these fees directly against the 2% management fee.  Effective in April 2006, GMC’s Board of Directors voluntarily waived the advisory fee on a temporary basis by reducing the 1.25% annual fee to 0.5% per annum applicable only to the senior syndicated loans in which the Company already has a second lien position.  Overall, the management fee due to GMC cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

In July 2003, the Company entered into an expense sharing arrangement with GMC that serves as the external adviser to Gladstone Commercial Corporation, a real estate investment trust, an affiliate. Under this expense sharing arrangement, GMC reimbursed Gladstone Capital Advisers for a portion of total payroll and benefits expenses (based on the percentage of total hours worked by each of the Company’s employees on Gladstone Commercial matters). GMC also reimbursed Gladstone Capital Advisers for its pro rata portion of all other general expenses (based on the percentage of total hours worked by all employees on Gladstone Commercial matters). GMC further passed its share of these expenses along to Gladstone Commercial under a separate advisory agreement. As a result of this expense sharing arrangement, certain expenses, such as rent and insurance, declined during the fiscal year ended September 30, 2004.  Following the engagement of GMC on October 1, 2004, the first day of the 2005 fiscal year, GMC now directly employs all personnel and pays the payroll, benefits, and general expenses directly.  Thus, the expense sharing arrangement between Gladstone Capital Advisers and GMC terminated upon the externalization of management on October 1, 2004.

The Company was self-managed and therefore did not incur management fees payable to third parties during the fiscal year ended September 30, 2004.

Property and Equipment

Property and equipment were carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.  On July 1, 2004, the Company sold its fixed assets at net book value to GMC.

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

New Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance.  The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal year 2007.  The Company is currently evaluating the effect of this statement.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt SFAS No. 155 on October 1, 2006. The Company is currently evaluating the effect of this statement.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. The Company does not expect that this pronouncement will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies broadly to securities and other types of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year.  The Company will be required to adopt SFAS No. 157 on October 1, 2008 and does not expect it to have a material impact on its consolidated financial statements since the Company currently values all portfolio investments at fair value.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The Company does not expect that this pronouncement will have a material impact on its consolidated financial statements

Note 3. Common Stock Transactions

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2003	10,081,844	$10,082
Issuance of Common Stock Under Shelf Offering	1,150,000	1,150
Issuance of Common Stock Under Stock Option Plan	46,666	47
Balance at September 30, 2004	11,278,510	$11,279

Issuance of Common Stock Under Stock Option Plan	25,000	$25
Balance at September 30, 2005	11,303,510	$11,304

Issuance of Common Stock Under Stock Option Plan	1,001,498	1,001
Balance at September 30, 2006	12,305,008	$12,305

The balance of common stock at September 30, 2006 does not include 5,000 shares resulting from the exercise of stock options on September 29, 2006 that were not issued by the Company’s transfer agent until October 1, 2006.

Note 4. Stock Option Plan

Prior to its termination on September 30, 2006, the Company had in place the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”). The Company had authorized 2,000,000 shares of capital stock for the issuance of options under the 2001 Plan to employees and directors. Options granted under the 2001 Plan originally may have been exercised during a term not to exceed ten years from the date of grant. Only employees of the Company and its affiliates were eligible to receive incentive stock options and both employees and non-employee directors were eligible to receive nonstatutory stock options under the 2001 Plan.

Options granted under the 2001 Plan were either incentive stock options or nonstatutory stock options.   The option exercise price was equal to the market price on the date of the grant.  For the options granted during fiscal year 2006, all vested immediately, 2005, 3% vested immediately, 50% vested one year after the grant date and 47% vested on the second year anniversary of the grant date. For the options granted during fiscal year 2004, 50% vested after one year after the grant date and the remaining 50% vested on the second year anniversary of the grant date. Prior to the termination of the 2001 Plan, the vesting of all unvested stock options were accelerated on April 11, 2006.

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

For the fiscal year ended September 30, 2006, the Company recorded stock option compensation expense for the cost of stock options issued under the 2001 Plan of $285,318. The Company’s expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.03 and $0.02, respectively, for the fiscal year ended September 30, 2006.  Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company’s effective tax rate.  The Company does not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

The Company accounted for the issuance of stock options through the 2001 Plan in accordance with APB 25 during fiscal years 2005 and 2004.  In connection with the externalization of the Company’s management, all of its officers and employees became direct employees of GMC as of October 1, 2004, the start of fiscal year 2005.  However, these individuals continued to be eligible to receive stock options under the 2001 Plan.  Effective October 1, 2004, the Company accounted for any options granted to employees of GMC, who qualify as leased employees of the Company under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued under the 2001 Plan. The following table illustrates the effect on net increase to net assets resulting from operations and net increase to net assets resulting from operations per share for the fiscal years ended September 30, 2005 and September 30, 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”:

	Year Ended September 30,
	2005	2004

Net increase in net assets resulting from operations
As reported:	$15,490,682	$10,570,290

Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(297,391)	(1,687,199)

Pro forma net increase in net assets resulting from operations per share	$15,193,291	$8,883,091

As reported - basic	$1.37	$1.05
As reported - diluted	$1.33	$1.02

Pro forma - basic	$1.35	$0.88
Pro forma - diluted	$1.31	$0.86

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended September 30, 2006, 2005 and 2004.

Assumptions:	2006	2005	2004
Risk free interest rate	4.23%	3.41%	2.41%
Expected life	3 years	3 years	3 years
Expected volatility	23.00%	17.67%	16.91%
Expected dividend yield	7.65%	6.07%	6.67%

The weighted average per share fair value based on the Black-Scholes option pricing model of options granted during the fiscal years ended September 30, 2006, 2005 and 2004, were $1.89, $1.71, and $1.24, respectively.

A summary of the status of the Company’s 2001 Plan from September 30, 2004 through September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at September 30, 2004, of which 897,496 shares were exercisable	1,260,498	$17.44
Granted	74,500	$24.05
Exercised	(25,000)	$17.09
Forfeited	(2,000)	$22.55
Options outstanding at September 30, 2005, of which 1,307,998 shares are exercisable	1,307,998	$17.81
Granted	2,500	$21.17
Exercised	(1,006,498)	$16.27
Forfeited	(304,000)	$22.94
Options outstanding at September 30, 2006	—

A detailed summary of the stock options outstanding at fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004 is presented in the following table:

Fiscal Year Ended	Range of Exercise Prices		Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)
September 30, 2006	—		—	—
September 30, 2005	$15.00 - $24.3	9	1,307,998	7.03
September 30, 2004	$15.00 - $22.8	4	1,260,498	7.88

During the fiscal year ended September 30, 2006, the Company issued 1,006,498 shares, 823,332 to executives and directors and 183,166 to ten employees pursuant to stock option exercises, in exchange for cash of $14,682,905 and four full recourse notes receivable of $1,692,470. During the fiscal year ended September 30, 2005, the Company issued 25,000 shares; 10,000 to a director and 15,000 to two employees pursuant to stock option exercises, in exchange for cash of $270,250 and one full recourse note receivable of $157,100. During the fiscal year ended September 30, 2004, the Company issued 46,666 shares of common stock to three employees pursuant to stock option exercises, in exchange for cash of $157,100 and two full recourse notes receivable of $549,990.  These transactions were effected pursuant to the 2001 Plan, which allowed the Company to lend its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Interest is charged and paid on such loans at the market rate as determined based on individual financial positions.

On December 2, 2005, the Company held a special meeting of stockholders in which the stockholders voted to approve a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with GMC and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration LLC, a wholly-owned subsidiary of GMC.

The Amended Advisory Agreement includes an incentive advisory fee, and regulations promulgated by the SEC prohibit business development companies from implementing an incentive advisory fee while having in place a stock option plan or any outstanding stock options.  Thus, in connection with the approval of the Amended Advisory Agreement, and pursuant to an offer approved by the Board of Directors on April 11, 2006, the Company extended an offer to its then-current stock option holders to amend the terms of all outstanding stock options under the 2001 Plan to accelerate the contractual expiration date of these options to September 30, 2006.  The offer was filed with the SEC on April 12, 2006, was conducted in accordance with the federal tender offer rules and regulations, and was conditioned upon the acceptance by 100% of the stock option holders.  The Board of Directors also accelerated in full the vesting of all outstanding options other than options held by the non-employee Directors effective April 11, 2006, resulting in accelerated vesting of 34,500 outstanding options.  On May 31, 2006, 100% of the stock option holders accepted the tender offer, and on September 30, 2006, all outstanding stock options and the 2001 Plan were terminated.

Note 5. Commitments and Contingencies

At September 30, 2006, the Company was party to a signed and non-binding term sheet for one potential investment for $9.0 million and $7.2 million in four syndicate loan participations. The future scheduled contractual payments at September 30, 2006 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	$16,226,000	16,226,000	—	—	—
Total	$16,226,000	$16,226,000	$—	$—	$—

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

At September 30, 2006, the Company had unpaid federal and state withholding taxes of $1,803,283 related to the exercise of non-qualified stock options during the third and fourth quarters of fiscal 2006.  These withholding taxes were unfunded by the optionees at September 30, 2006 and as a result a corresponding receivable is recorded on the consolidated statements of assets and liabilities at September 30, 2006.  During the first fiscal quarter of 2007 the Company remitted the entire tax withholding liability to the respective taxing authorities and it has received substantially all of the amounts due from the optionees.

Note 6. Net Increase in Net Assets Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the fiscal year ended September 2006, September 30, 2005, and September 30, 2004:

	Year ended September 30,
	2006	2005	2004

Numerator for basic and diluted net increase in	$24,430,235	$15,490,682	$10,570,290
net assets resulting from operations per share

Denominator for basic weighted average shares	11,381,378	11,292,466	10,101,341
Dilutive effect of stock options	234,544	316,680	243,047
Denominator for diluted weighted average shares	11,615,922	11,609,146	10,344,388

Basic net increase in net assets resulting from operations per share	$2.15	$1.37	$1.05

Diluted net increase in net assets resulting from operations per share	$2.10	$1.33	$1.02

Note 7. Related Party Transactions

The Company has provided loans to employees for the exercise of options under the 2001 Plan. The loans require the quarterly payment of interest at the market rate of interest in effect at the date of issue, have varying terms not exceeding nine years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. During the fiscal year ended September 30, 2006, the Company issued four loans to three employees for $1,692,470 for the exercise of stock options and received the full repayment of one loan that was issued in fiscal year 2002.  During the fiscal year ended September 30, 2005, the Company issued a loan to one employee for $157,100 for exercise of stock options and received the full repayment of three loans that were issued during fiscal years 2001, 2003, and 2004. During the fiscal year ended September 30, 2004, the Company issued $549,990 in loans to two employees for the exercise of options and received the full repayment of a loan that was issued during fiscal year 2002. The Company recognized interest income from all employee stock option loans of $441,341, $444,170, and $443,658 during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively. The outstanding principal balances due on all employee stock option loans at September 30, 2006 and September 30, 2005 were $10,248,308 and $8,745,781, respectively.

On July 1, 2004, the Company sold its fixed assets at cost, net of accumulated depreciation to GMC.

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

The Company had no outstanding repurchase agreement at September 30, 2006 or September 30, 2005.  On September 29, 2004, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with Ferris Baker Watts for $44,984,950. On September 30, 2004, this amount was reduced to $21,345,997 with the application of the net proceeds from the public offering of common stock.  This remaining balance was settled on October 1, 2004.  The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a fair value of $50,000,000, a carrying value of $49,984,950 that matured on October 7, 2004 and earned interest of $2,133.  The interest rate on the Repurchase Agreement was 4.25% for a cost of $7,831.

Note 9. Dividends

The following table illustrates the 2006 and 2005 fiscal year monthly dividends per share:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2006	September 21, 2006	September 29, 2006	$0.140
	August 23, 2006	August 31, 2006	$0.140
	July 21, 2006	July 31, 2006	$0.140
	June 22, 2006	June 30, 2006	$0.135
	May 22, 2006	May 31, 2006	$0.135
	April 20, 2006	April 28, 2006	$0.135
	March 23, 2006	March 31, 2006	$0.135
	February 20, 2006	February 28, 2006	$0.135
	January 19, 2006	January 31, 2006	$0.135
	December 21, 2005	December 30, 2005	$0.135
	November 21, 2005	November 30, 2005	$0.135
	October 21, 2005	October 31, 2005	$0.135
		Annual Total:	$1.635

2005	September 22, 2005	September 30, 2005	$0.135
	August 23, 2005	August 31, 2005	$0.135
	July 21, 2005	July 29, 2005	$0.135
	June 16, 2005	June 30, 2005	$0.130
	May 13, 2005	May 27, 2005	$0.130
	April 15, 2005	April 29, 2005	$0.130
	March 18, 2005	March 31, 2005	$0.120
	February 11, 2005	February 28, 2005	$0.120
	January 14, 2005	January 28, 2005	$0.120
	December 17, 2004	December 30, 2004	$0.120
	November 17, 2004	November 30, 2004	$0.120
	October 18, 2004	October 29, 2004	$0.120
		Annual Total:	$1.515

Aggregate dividends declared and paid for the 2006 fiscal year were approximately $18.6 million which were declared based on an estimate of net investment income for the year.  Net investment income, including realized gains exceeded dividends declared by approximately $0.2 million.

Aggregate dividends declared and paid for the 2005 fiscal year were approximately $17.1 million which were declared based on an estimate of net investment income for the year.  Net investment income, including realized gains exceeded dividends declared by approximately $0.2 million.

Note 10. Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The 1940 Act defines managerial assistance as the service made available to a portfolio company to provide “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”  Prior to the start of fiscal year 2005, the Company provided managerial assistance and other services to its portfolio companies through its wholly-owned subsidiary, Gladstone Capital Advisers, Inc. and therefore recorded managerial assistance and other fee revenue in connection with these activities.  Effective October 1, 2004, the Company offers managerial assistance and other services to its portfolio companies through its external investment adviser, GMC.  Neither the Company nor GMC currently charges a fee for managerial assistance.  However, in the past the Company and, since October 1, 2004, GMC, have provided other services to portfolio companies in addition to managerial assistance.  These other services include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  GMC is charging for these services and is crediting the funds received from these other services to the Company as a credit against the investment advisory fee due from the Company under the investment advisory agreement.  Such fees are normally paid in part at the time of signing a non-binding letter of intent, with the remainder paid upon completion of the services, and are generally non-recurring.  For the fiscal years ended September 30, 2006 and September 30, 2005, the Company recorded no revenue from fees since, as described above, these fees were remitted by the borrower directly to GMC.  For the fiscal year ended September 30, 2004, these fees totaled $1,118,106.

While GMC began receiving all fees in connection with the Company’s investments as of October 1, 2004, such fees received by GMC are credited to the Company as a reduction of the advisory fee payable to GMC under the advisory agreement between the Company and GMC.  For the fiscal years ended September 30, 2006 and September 30, 2005, GMC received $2,051,000 and $1,077,100, respectively, for fees for services rendered to portfolio companies. None of these fees were for managerial assistance even though GMC provided managerial assistance to many of the Company’s portfolio companies.  Accordingly, the advisory fee payable by the Company to GMC for the fiscal year ended September 30, 2006 and September 30, 2005 were reduced by $2,051,000 and $1,077,100, respectively, in respect of these fees received by GMC.

Note 11. Advisory Agreement with GMC

Since October 1, 2004, the Company has been externally managed pursuant to a contractual investment advisory arrangement with GMC, an unconsolidated affiliate of the Company and a registered investment adviser, under which GMC has directly employed all of the Company’s personnel and paid its payroll, benefits, and general expenses directly.  The Company’s initial advisory agreement with GMC was in place through September 30, 2006 (the “Initial Advisory Agreement”).  Pursuant to the Initial Advisory Agreement, the Company paid GMC an annual advisory fee of 1.25% of its total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of its total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%.  GMC’s Board of Directors agreed to waive, for the quarters ending June 30, 2006 and September 30, 2006, the annual advisory fee of 1.25% to 0.5% for those senior syndicated loans in which the Company already has syndicated second lien participations.  Under the Initial Advisory Agreement, the Company paid all of its direct expenses, including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

GMC services the loans held by Business Loan, in return for which GMC receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to GMC are also credited directly against the 2% management fee.  These credits reduce the amount of the investment advisory fee and are shown above the direct credits line item in the table below.  Under the advisory agreement, GMC also provides the managerial assistance and other services that the Company previously made available to its portfolio companies through its wholly-owned subsidiary Gladstone Capital Advisers, Inc.  To the extent that GMC receives any fees directly from a portfolio company for such services, GMC credits these fees directly against the 2% management fee and these amounts are shown in the table below as a credit to the management fee.  Overall, the management fee due to GMC cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Because the Company was internally managed at all times prior to October 1, 2004, no management fee was recorded prior to that date.

The following tables set forth the quarterly computation of the management fee for the fiscal years ended September 30, 2006 and 2005 based on the quarterly increment of 0.50% (0.3125% quarterly advisory fee and 0.1875% quarterly administrative fee):

	September 30,		June 30,		March 31,	December 31,
	2006		2006		2006	2005
Fee:
Total assets at	$223,979,932	(f)	$207,265,095		$217,404,695	$211,823,244
Less: Senior syndicated loans subject to reduced fee	(11,011,616	)(a)	(3,018,897	)(a)	—
Less: Borrowings under line of credit at	—		—		—	(15,000,000	)(d)
Total assets subject to quarterly fee of 0.50% as of	212,968,316		204,246,198		217,404,695	196,823,244
Quarterly fee rate	0.50%		0.50%		0.50%	0.50%
Management fee before senior syndicated loan advisory fee	1,064,841		1,021,231		1,087,023	984,116
Total senior syndicated loan advisory fee at quarterly rate 0.125%	13,765	(b)	3,774	(b)	—	—
Gross management fee before loan servicing fee credit	1,078,606		1,025,005		1,087,023	984,116
Less: loan servicing fee from Business Loan	763,851		693,965		734,644	715,415
Management fee before credit:	314,755		331,040		352,379	268,701
Direct Credit to Management Fee:
Fee revenue recorded by GMC:	289,000		539,000		673,000	550,000
Net management fee for the three months ended (c):	$25,755		$(207,960)		$(320,621)	$(281,299)

	September 30,	June 30,	March 31,		December 31,
	2005	2005	2005		2004
Fee:
Total assets	$205,793,094	$209,320,463	$213,753,998		$194,085,591
Less: Borrowings under line of credit	—	—	(18,644,179	)(e)	(22,435,000	)(e)
Total assets subject to quarterly fee of 0.50% as of	205,793,094	209,320,463	195,109,819		171,650,591
Quarterly fee rate	0.50%	0.50%	0.50%		0.50%
Gross management fee before loan servicing fee credit	1,028,965	1,046,602	975,549		858,254
Less: loan servicing fee from Business Loan	745,263	687,971	585,542		530,952
Management fee before credit:	283,702	358,631	390,007		327,302
Direct Credit to Management Fee:
Fee revenue recorded by GMC:	100,000	240,600	450,000		286,500
Net management fee for the three months ended:	$183,702	$118,031	$(59,993)		$40,802

(a)  In April 2006, GMC’s Board of Directors waived on a temporary basis the annual advisory fee from 1.25% to 0.5% (0.125% quarterly) for those senior syndicated loans in which the Company also holds a syndicated second lien position.

(b)  This amount represents the reduced quarterly advisory fee applicable only to the senior syndicated loans.

(c)  If the amount presented is in parentheses it denotes the amount is due back to the Company from GMC; if the amount is positive, it indicates that the Company owes GMC the stated amount.

(d)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of December 31, 2005.  The $15.0 million was to be used to fund a new loan investment, however the investment did not fund until January 2006.  Solely for the purposes of calculating the amount of the management fee due to GMC, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of its advisory agreement with GMC.  As a result, such amounts are deducted from its total assets for purposes of computing the asset base upon which the management fee is determined.

(e)  This amount represents borrowings under one of the Company’s lines of credit that were held in cash and cash equivalents as of March 31, 2005 and December 31, 2004, for the purpose of satisfying its asset diversification requirements under the Code.  Solely for the purposes of calculating the amount of the management fee due to GMC, the Company treats any such amounts as “cash and cash equivalents pledged to creditors” under the terms of its advisory agreement with GMC.  As a result, such amounts are deducted from the Company’s total assets for purposes of computing the asset base upon which the management fee is determined.

(f)  Excludes amounts due from employees in connection with tax withholdings related to the exercise of non-qualified stock options during the third and fourth quarters of fiscal 2006. (See Note 5)

On October 1, 2006, the Company entered into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with GMC and an administration agreement (the “Administration Agreement”) with Gladstone Administration. Under the Amended Advisory Agreement, the Company pays GMC an annual base management fee of 2% of its average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters, in addition to a two-part incentive fee.  The first part of the incentive fee is an income-based incentive fee which rewards GMC if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company will pay GMC an income incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•    no incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

•    100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•    20% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), commencing on October 1, 2006, and will equal 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to GMC, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since its inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in its portfolio.

GMC’s Board of Directors has agreed to waive, for the fiscal quarter ending December 31, 2006, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by GMC from the Company’s portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to GMC and credited under the Amended Advisory Agreement.  In addition, the Company will continue to pay its direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses under the Amended Advisory Agreement.

Under the Amended Advisory Agreement, the Company pays separately for administrative services under the Administration Agreement. The Administration Agreement provides for payments equal to the Company’s allocable portion of Gladstone Administration’s overhead expenses in performing its obligations under the Administration Agreement, including but not limited to rent, and the Company’s allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer and controller and their respective staffs.

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

Through Business Loan, the Company has a $150 million revolving credit facility (the “DB Facility) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. In May 2006, the Company renewed its line of credit through May 25, 2007. In September 2006, the Company increased its capacity in the DB Facility from $100 million to $150 million.  As of September 30, 2006, the outstanding principal balance under the DB Facility was approximately $50.0 million at an interest rate of 5.4%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At September 30, 2006, the remaining borrowing capacity available under the DB Facility was approximately $100.0 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of September 30, 2006, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At September 30, 2006, the amount due from custodian was $3,587,152 and at September 30, 2005, the amount due from custodian was $2,624,074.

Effective July 12, 2004, GMC, the Company’s affiliated external adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that Management would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of September 30, 2006, the Company was in compliance with all covenants under the performance guaranty.  GMC services these loans for an annual fee of 1.5% of the monthly aggregate outstanding loan balance of the loans pledged under the DB Facility.  Effective in April 2006, GMC’s Board of Directors voluntarily agreed to waive, on a temporary basis, the annual servicing fee rate for those senior syndicated loans in which the Company already has a second lien position to 0.5%.  For the fiscal year ended September 30, 2006, the Company recorded loan servicing fees of $2,907,875 and owed $214,608 of unpaid loan servicing fees to GMC, recorded in fees due to affiliate.  For the fiscal year ended September 30, 2005, the Company recorded loan servicing fees of $2,549,728.  At September 30, 2005, the Company owed $207,619 of unpaid loan servicing fees to GMC, which are recorded in fees due to affiliate.  For the fiscal year ended September 30, 2004, loan servicing fees were $501,670, which represented the period July 12, 2004 through September 30, 2004 as prior to July 12, 2004, the loans pledged under the DB Facility were serviced by Gladstone Capital Advisers, Inc., wholly-owned subsidiary of the Company.

Loan servicing fees received by GMC are credited to the Company’s advisory fee payable to GMC under the advisory agreement between the Company and GMC.  Accordingly, the advisory fee payable by the Company to GMC for the fiscal year ended September 30, 2006 and September 30, 2005 was reduced by $2,907,875 and $2,549,728, respectively, in respect of these fees received by GMC.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $16.4 million with a current fair value of $50,284 which is recorded in other assets on the Company’s consolidated balance sheet at September 30, 2006.  At September 30, 2005, the interest rate cap agreement had a fair value of $50,253.  The Company records changes in the fair value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the fiscal year ended September 30, 2006, the Company recorded $15,014 of income from the interest rate cap agreement recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.  The Company did not recognize any income from the interest rate cap agreement during the fiscal years ended September 30, 2005 and September 30, 2004.

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

During the fiscal year ended September 30, 2006, the Company recorded $101,917 in tax expense in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Gladstone Capital Advisers, Inc., a wholly-owned subsidiary of Gladstone Capital Corporation, is subject to federal and state income taxation on the income it has recorded such as fees received from portfolio companies resulting in aggregate federal and state income taxes of $209,278 during the fiscal year ended September 30, 2005.

Note 15. Deferred Compensation Plan

The Company adopted a deferred compensation plan (the “401(k) Plan”) effective January 1, 2002 which permits an employee to defer the lesser of 75% of his or her total annual compensation or the applicable Internal Revenue Service (IRS) annual limit. As of September 30, 2004, the Company funded $50,630 in contributions to the 401(k) Plan. For the fiscal year ended September 30, 2004, the Company recorded $48,502 in expenses related to the 401(k) Plan. Effective October 1, 2004, GMC assumed sponsorship of the 401(k) Plan pursuant to a corporate resolution.  There were no expenses incurred for the fiscal year ended September 30, 2006 or September 30, 2005 related to the 401(k) Plan.

Note 16.  Subsequent Events

Dividends

On October 10, 2006, the Company’s Board of Directors declared the following monthly dividends which it believes were and will be paid, as applicable, from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
October 10, 2006	October 23, 2006	October 31, 2006	$0.14
October 10, 2006	November 21, 2006	November 30, 2006	$0.14
October 10, 2006	December 20, 2006	December 29, 2006	$0.14

Amended Advisory Agreement and Administration Agreement

On October 1, 2006, the Company entered into the Amended Advisory Agreement with GMC, and the Administration Agreement with Gladstone Administration.

Under the terms of the Amended Advisory Agreement, GMC will continue to manage the investment and reinvestment of the Company’s assets, including identifying, evaluating, and structuring such investments; continuously review, supervise and administer the Company’s investment program to determine in its discretion the securities to be purchased or sold and the portion of the Company’s assets to be held un-invested; offer to provide significant managerial assistance to the issuers of securities in which the Company is invested as required by the Investment Company Act of 1940, as amended; arrange debt financing for the Company; provide the Company with all required records concerning GMC’s efforts on behalf of the Company; and provide regular reports to the Company’s Board concerning GMC’s activities on behalf of the Company.

The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s assets and an income-based incentive fee which will reward GMC if the Company’s quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of net assets. The agreement also provides for an annual capital gains-based incentive fee, whereby GMC will receive an annual fee equal to 20% of the Company’s realized capital gains (net of realized capital losses and unrealized capital depreciation since inception of the Company). These incentive fees are intended to replace the Company’s equity incentive plan and stock options, which have been terminated in connection with the Company’s entrance into the Amended Advisory Agreement and Administration Agreement.

Under the terms of the Administration Agreement, Administration will manage the Company’s day-to-day operations and administration, record keeping and regulatory compliance functions. The Company will pay separately for administrative services under the Administration Agreement, which payments will be equal to the Company’s allocable portion of Administration’s overhead expenses in performing its obligations under the Administration Agreement, including rent, and the Company’s allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller and their respective staffs.

The Amended Advisory and Administration Agreements were approved by the Company’s stockholders at a special meeting on December 2, 2005.

Investment Activity

Subsequent to September 30, 2006, the Company extended $9.2 million in loans to Precision Inc., an industrial machinery components manufacturer, extended $975,000 in revolver borrowings to 2 existing portfolio companies and funded additional term loans of $1.0 million to 2 portfolio companies.  The Company also purchased 12 syndicated loan participations for approximately $25.2 million.

Also subsequent to September 30, 2006, the Company received principal repayments of approximately $1,682,000 on 8 existing portfolio company loans.  In addition, the Company received the full repayment of loans to Mistras Holdings Corp. and Xspedius Communications, LLC in the approximate amounts of $14.8 million and $5.2 million, respectively.

Note 17. Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2006
	Quarter Ended December 31, 2005	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006

Total Investment Income	$6,030,319	$7,000,700	$6,522,816	$7,346,011
Net Investment Income	4,442,414	5,203,816	4,788,082	4,916,268
Net Increase in Net Assets Resulting From Operations	8,233,349	5,590,381	5,543,076	5,063,429

Basic Earnings per Weighted Average Common Share	$0.73	$0.49	$0.49	$0.44
Diluted Earning per Weighted Average Common Share	$0.71	$0.48	$0.48	$0.43

	Year Ended September 30, 2005
	Quarter Ended December 31, 2004	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005

Total Investment Income	$6,078,401	$5,886,529	$6,127,226	$5,857,603
Net Investment Income	4,677,404	4,431,258	4,372,426	3,805,057
Net Increase in Net Assets Resulting From Operations	4,944,948	4,275,378	3,934,153	2,336,203

Basic Earnings per Weighted Average Common Share	$0.44	$0.38	$0.35	$0.21
Diluted Earning per Weighted Average Common Share	$0.43	$0.37	$0.34	$0.20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

a)  Disclosure Controls and Procedures

As of September 30, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.  However, in evaluation the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this form 10K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Audit Fees.”

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

10.2

Promissory Note of Terry Brubaker in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.

10.3

Promissory Note of Harry Brill in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.

10.4

Credit Agreement dated as of May 19, 2003 between Gladstone Business Loan LLC and CIBC World Markets Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 814-00237), filed August 14, 2003.

10.5

Amendment No. 1 to Credit Agreement dated as of September 17, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 814-00237), filed December 11, 2003.

10.6

Amendment No. 2 to Credit Agreement dated as of February 6, 2004, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 814-00237), filed May 13, 2004.

10.7

Amendment No. 3 to Credit Agreement dated as of May 28, 2004, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 814-00237), filed August 10, 2004.

10.8

Amendment No. 4 to Credit Agreement dated as of September 28, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 814-00237), filed on October 1, 2004.

10.9

Trademark License Agreement between Gladstone Management Corporation and Gladstone Capital Corporation, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 814-00237), filed February 9, 2005.

10.10

Amendment No. 5, Consent and Waiver to Credit Agreement dated as of May 27, 2005, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 814-00237), filed August 3,2005.

10.11

Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of May 26, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on May 30, 2006.

10.12*

Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on July 12, 2006.

10.13

Custodian Agreement between Gladstone Capital Corporation and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 814-00237), filed August 1, 2006.

10.14

Amendment No. 1 to Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of September 22, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on September 22, 2006.

10.15*

Amended and Restated Investment Advisory and Management Agreement between Gladstone Capital Corporation and Gladstone Management Corporation, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.

10.16*

Administration Agreement between Gladstone Capital Corporation and Gladstone Administration, LLC, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.

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

GLADSTONE CAPITAL CORPORATION

Date: December 6, 2006	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: December 6, 2006	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: December 6, 2006	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: December 6, 2006	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer (principal financial and accounting officer)

Date: December 6, 2006	By:	/s/ GEORGE STELLJES III
George Stelljes III
President, Chief Investment Officer and Director

Date: December 6, 2006	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Director

Date: December 6, 2006	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: December 6, 2006	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: December 6, 2006	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: December 6, 2006	By:	/s/ MAURICE COULON
Maurice Coulon
Director

Date: December 6, 2006	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: December 6, 2006	By:	/s/ GERARD MEAD
Gerard Mead
Director