Form 10-Q
period 2006-12-31
GLADSTONE CAPITAL CORP
filed 2007-02-06
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2006

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
Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 5, 2007 was 12,249,683.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	December 31,	September 30,
	2006	2006

ASSETS
Investments at fair value (Cost 12/31/2006: $244,537,584; 9/30/2006: $216,202,986)	$244,972,971	$217,642,750
Cash and cash equivalents	5,996,680	731,744
Interest receivable — investments in debt securities	1,923,478	1,394,942
Interest receivable — employees	39,130	37,396
Due from custodian	3,884,561	3,587,152
Deferred financing fees	113,666	145,691
Prepaid assets	280,431	226,747
Due from employees	—	1,803,283
Other assets	209,270	213,510
TOTAL ASSETS	$257,420,187	$225,783,215

LIABILITIES
Accounts payable	$10,931	$4,072
Interest payable	358,605	247,530
Administration fee due to Administrator	126,085	—
Fees due to Adviser (Refer to Notes 3 and 4)	849,106	240,363
Borrowings under line of credit	85,186,000	49,993,000
Withholding taxes payable	—	1,803,283
Accrued expenses and deferred liabilities	603,098	721,287
Funds held in escrow	203,240	203,193
TOTAL LIABILITIES	87,337,065	53,212,728
NET ASSETS	$170,083,122	$172,570,487

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 12,249,683 and 12,305,008 shares issued and outstanding, respectively	$12,250	$12,305
Capital in excess of par value	179,782,427	181,270,565
Notes receivable — employees	(10,248,156)	(10,248,308)
Net unrealized appreciation on investments	435,385	1,439,764
Unrealized depreciation on derivative	(263,528)	(253,716)
Realized loss on sale of investments	(859,381)	(861,695)
Realized gain on settlement of derivative	27,568	15,014
Accumulated undistributed net investment income	1,196,557	1,196,558
TOTAL NET ASSETS	$170,083,122	$172,570,487
NET ASSETS PER SHARE	$13.88	$14.02

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

ACS Media LLC	Service-directory advertising	Senior Term Debt (6) (7.8%, Due 1/2014)	$2,386,446	$2,385,950

ActivStyle Acquisition Co. ActivStyle, Inc.	Service-medical products distribution	Line of Credit (8) (9.6%, Due 7/2009)	—	—
		Senior Term Debt (5)	3,120,000	3,120,000
		(9.6%, Due 7/2011)
		Senior Term Debt (3) (5) (11.9%, Due 7/2011)	2,500,000	2,500,000

Advanced Homecare Management, Inc.	Service-home health nursing services	Senior Subordinated Term Debt (6) (11.8%, Due 12/2013)	6,100,000	6,100,000

Allied Extruders, LLC P&O Packaging Acquisition LLC	Manufacturing-polyethylene film	Senior Real Estate Term Debt (9.9%, Due 3/2011)	1,000,000	1,000,000
		Senior Term Debt (3) (5)	8,000,000	7,990,000
		(11.4%, Due 3/2011)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (5) (10.8%, Due 2/2010)	4,777,519	4,783,491
		Senior Term Debt (3) (5) (18)	8,552,688	9,073,118
		(13.8%, Due 2/2010)

Benetech, Inc.	Service & Manufacuring-dust management systems for the	Senior Term Debt (5) (10.3%, Due 5/2009)	1,950,000	1,981,688
	coal and electric utility	Senior Term Debt (3) (5)	3,006,250	3,070,133
	industries	(13.3%, Due 5/2009)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (6)	1,002,036	1,000,000
		(7.1%, Due 9/2013)
		Senior Subordinated Term Debt (6)	1,511,167	1,533,750
		(9.9%, Due 3/2014)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (5)	2,436,016	2,174,128
		(14.4%, Due 3/2009)

Country Road	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	5,963,007	6,000,000
Communications LLC		(13.3%, Due 7/2013)
Country Road Management, Inc.

Dealer Computer Services, Inc.	Manufacturing & Service-	Senior Term Debt (6)	949,620	955,555
(d/b/a Reynolds & Reynolds)	Systems for automotive retailers	(7.9%, Due 10/2012)

Defiance Stamping	Manufacturing-trucking parts	Senior Term Debt (3) (5)	6,325,000	6,325,000
Company		(13.4%, Due 4/2010)

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (5)	4,700,000	4,723,500
Doe & Ingalls of North		(9.9%, Due 11/2010)
Carolina Operating LLC		Senior Term Debt (3) (5)	4,500,000	4,516,875
Doe & Ingalls of Florida		(13.4%, Due 11/2010)
Operating LLC
Doe & Ingalls of Virginia
Operating LLC

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF DECEMBER 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Dresser Holdings, Inc.	Manufacturing-oilfield & energy	Senior Term Debt (6)	1,831,236	1,847,259
	products	(8.1%, Due 10/2013)

Emdeon Business Services, Inc.	Service-healthcare technology	Senior Term Debt (6)	1,500,000	1,505,625
	solutions	(7.9%, Due 11/2013)

Employment Solutions	Service-specialty staffing	Senior Term Debt (5)(6)	3,000,513	3,000,000
Management, Inc.		(8.4%, Due 10/2012)
Employbridge		Senior Subordinated Term Debt (5)(6)	3,000,516	3,000,000
		(12.4%, Due 10/2013)

Express Courier International,	Service-ground delivery and	Line of Credit (8)	—	—
Inc.	logistics	(9.6%, Due 6/2009)
		Senior Term Debt (5)	4,582,500	4,588,228
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (5)	3,950,000	3,954,938
		(11.9%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants	37,000	768,616
	equipment

FR X Ohmstede Holdings, LLC	Service & Manufacuring-heat	Senior Term Debt (6)	2,843,478	2,875,467
FR X Ohmstede Acquisitions Co.	exchangers	(8.4%, Due 8/2013)
		Senior Subordinated Term Debt (6)	3,011,976	3,045,000
		(12.4%, Due 8/2014)

Generac Acquisition Corp.	Manufacturing-standby power	Senior Term Debt (6)	2,380,000	2,388,925
	products	(7.8%, Due 11/2013)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (5)	5,250,000	5,177,813
Technologies, Inc.	products and metal fibers	(14.4%, Due 11/2009)

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (6)	500,000	503,750
Gold Toe Investment Corp.		(8.1%, Due 10/2013)
		Senior Subordinated Term Debt (6)	500,000	507,500
		(11.4%, Due 4/2014)

Hudson Products Holdings, Inc.	Manufacturing-heat transfer	Senior Term Debt (6)	1,190,000	1,192,975
	solutions	(8.1%, Due 12/2013)

IPC Information Systems, LLC	Manufacturing-specialized	Senior Term Debt (6)	238,000	239,190
	telephony systems	(7.9%, Due 9/2013)

It’s Just Lunch International, LLC	Service-dating service	Line of Credit (5)(9)	500,000	499,375
		(9.4%, Due 6/2009)
		Senior Term Debt (5)	3,400,000	3,395,750
		(9.6%, Due 6/2011)
		Senior Term Debt (3)(10)	400,000	400,000
		(11.9%, Due 6/2011)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term Debt (6)	8,000,000	8,000,000
Multi Packaging Solutions, Inc.	products	(12.4%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom	Senior Term Debt (6)	1,506,174	1,505,625
	engineered motors & controls	(7.8%, Due 11/2013)
		Senior Subordinated Term Debt (6)	1,509,887	1,509,375
		(10.8%, Due 5/2014)

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF DECEMBER 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

LocalTel, Inc.	Service-yellow pages	Line of Credit (5) (11)	—	—
	publishing	(9.8%, Due 6/2009)
		Senior Term Debt (5)	2,687,500	2,479,219
		(9.9%, Due 6/2011)
		Senior Term Debt (3) (5)	2,750,000	2,420,000
		(12.4%, Due 6/2011)

MediMedia USA Inc.	Service-healthcare and	Senior Term Debt (6)	1,075,087	1,072,329
	pharmaceutical marketing	(7.8%, Due 10/2013)

Network Solutions LLC	Service-internet domain registry	Senior Term Debt (5)(6)	4,453,198	4,488,413
	and host	(10.4%, Due 1/2012)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (5)	7,000,000	7,017,500
Northern Contours	laminate components	(12.4%, Due 5/2010)
of Kentucky, Inc.
Norcon Holding LLC
Norcon Lewis LLC

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment	Line of Credit (7)(12)	—	—
	centers	(9.6%, Due 12/2009)
		Senior Term Debt (7)	2,500,000	2,500,000
		(9.6%, Due 12/2011)
		Senior Term Debt (3)(7)	4,500,000	4,500,000
		(12.4%, Due 12/2011)

Precision Acquisition Group	Manufacturing-consumable	Equipment Note (5)(13)	—	—
Holdings, Inc.	components for the aluminum	(9.9%, Due 10/2011)
Precision Asset Acquisition	industry	Senior Term Debt (5)	5,000,000	5,006,250
Company, LLC		(9.9%, Due 10/2010)
		Senior Term Debt (3)(5)	4,200,000	4,205,250
		(11.9%, Due 10/2010)

PROFITSystems Acquisition Co.	Service-design and develop	Line of Credit (14)	—	—
PROFITSystems, Inc.	ERP software	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,025,000	3,028,781
		(9.6%, Due 7/2011)
		Senior Term Debt (3)(5)	2,900,000	2,903,625
		(11.9%, Due 7/201)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (5)(6)	7,809,590	7,775,183
Acquisition Company, Inc.		(11.6%, Due 1/2012)

QCE, LLC (d/b/a Quiznos Corp.)	Service-restaurant franchisor	Senior Term Debt (6)	3,002,529	2,981,269
		(7.6%, Due 5/2013)
		Senior Term Debt (3)(6)	3,043,949	3,048,750
		(11.1%, Due 11/2013)

Radio Systems Corporation	Service-design electronic pet	Senior Term Debt (6)	952,000	955,570
	containment products	(8.1%, Due 9/2013)

Rally Parts, Inc.	Manufacturing-aftermarket	Senior Term Debt (6)	238,000	238,595
Motorsport Aftermarket Group, Inc.	motorcycle parts and accessories	(7.9%, Due 11/2013)

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (5)	3,000,000	2,996,250
		(9.9%, Due 1/2011)
		Senior Term Debt (4) (5)	3,000,000	2,996,250
		(12.4%, Due 1/2011)

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF DECEMBER 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

RedPrairie Holding, Inc.	Service-design and develop	Senior Term Debt (6)	3,980,000	3,980,000
RedPrairie Corporation	supply chain software	(8.4%, Due 7/2012)
Blue Cube Software, Inc.		Senior Subordinated Term Debt (6)	2,000,000	2,010,000
		(11.9%, Due 1/2013)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (15)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(9.8%, Due 2/2007)
Phoenix Optix, Inc.	components	Senior Term Debt (5)	2,450,000	2,456,125
		(10.3%, Due 2/2010)
		Senior Term Debt (3) (5)	2,850,000	2,860,688
		(13.3%, Due 2/2010)

SCS Acquisition Corp.	Service-chemically treated	Senior Term Debt (3) (5) (16)	5,625,000	5,639,063
	equipment distribution	(9.4%, Due 12/2011)
		Senior Term Debt (3) (5) (16)	6,550,000	6,566,375
		(11.4%, Due 12/2011)

Stolle Machinery Company, LLC	Manufacturing-can making	Senior Term Debt (6)	238,000	239,190
LJ Can Holdings, Inc.	equipment and parts	(7.9%, Due 9/2012)

Thibaut Acquisition Co.	Design and Disbtribution-wall	Credit Facility (17)	—	—
	coverings	(9.9%, Due 1/2011)
		Senior Term Debt (5)	3,237,500	3,241,547
		(9.9%, Due 1/2011)
		Senior Term Debt (3) (5)	3,000,000	3,003,750
		(12.4%, Due 1/2011)

Visual Edge Technology, Inc.	Service-office equipment	Senior Subordinated Term Debt (5)	5,000,000	4,650,000
Graphic Enterprises, Inc.	distribution	(13.3%, Due 8/2011)
Copeco, Inc.

Wesco Holdings, Inc.	Service-aerospace parts and	Senior Term Debt (6)	2,526,100	2,518,750
Wesco Aircraft Hardware Corp.	distribution	(7.6%, Due 9/2013)
		Senior Subordinated Term Debt (6)	2,273,102	2,306,250
		(11.1%, Due 3/2014)

West Corporation	Service-business process	Senior Term Debt (6)	4,760,000	4,771,900
	outsourcing	(8.1%, Due 10/2013)

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (5)	15,000,000	14,962,500
WHI Holding Corp.		(12.6%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (3) (5)	6,000,000	6,015,000
	connectors and cables	(12.4%, Due 6/2012)

Total:			$244,537,584	$244,972,971

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

(2)             Percentage represents interest rates in effect at December 31, 2006 and due date represents the contractual maturity date.

(3)             Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4)             Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(5)             Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(6)             Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of December 29, 2006, from the respective originating syndication agent’s trading desk.

(7)             Investment valued at cost due to recent acquisition.

(8)             Availability under the credit facility totals $1,500,000.  There were no borrowings outstanding at December 31, 2006.

(9)             Availability under the credit facility totals $750,000.  Borrowings of $500,000 were outstanding at December 31, 2006.

(10)       The company may borrow an additional $1,850,000 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval.

(11)       Availability under the credit facility totals $2,000,000.  There were no borrowings outstanding at December 31, 2006.

(12)       Availability under the credit facility totals $500,000.  There were no borrowings outstanding at December 31, 2006.

(13)       The company may borrow up to $1,000,000 for purposes of acquiring equipment. There were no borrowings outstanding at December 31, 2006.

(14)       Availability under the credit facility totals $1,250,000.  There were no borrowings outstanding at December 31, 2006.

(15)       Availability under the credit facility totals $500,000.  There were no borrowings outstanding at December 31, 2006.

(16)       The company may borrow up to an additional $875,000 to finance capital expenditures.

(17)       Availability under the credit facility totals $1,000,000.  There were no borrowings outstanding at December 31, 2006.

(18)       Includes a success fee with a $360,068 fair value and no cost basis.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value
ActivStyle Acquisition Co.	Service-medical products	Line of Credit (16)	$ —	$ —
ActivStyle, Inc.	distribution	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,200,000	3,200,000
		(9.6%, Due 7/2011)
		Senior Term Debt (3) (5)	2,500,000	2,500,000
		(11.8%, Due 7/2011)

Advanced Homecare Management, Inc.	Service-home health nursing services	Senior Subordinated Term Debt(5)(6)	5,000,000	5,000,000
		(11.33%, Due 12/2013)

Allied Extruders, LLC	Manufacturing-polyethylene	Senior Real Estate Term Debt	1,000,000	1,000,000
P&O Packaging Acquisition LLC	film	(9.8%, Due 3/2011)
		Senior Term Debt (3) (5)	8,000,000	8,030,000
		(11.3%, Due 3/2011)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (5)	5,145,019	5,157,881
		(10.8%, Due 2/2010)
		Senior Term Debt (3) (5)	8,585,125	8,628,051
		(13.8%, Due 2/2010)

Benetech, Inc.	Service & Manufacturing-dust	Senior Term Debt (5)	2,112,500	2,144,187
	management systems for the	(10.3%, Due 5/2009)
	coal and electric utility	Senior Term Debt (3) (5)	3,046,875	3,107,813
	industries	(13.3%, Due 5/2009)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (6)	1,002,115	997,500
		(7.2%, Due 9/2013)
		Senior Subordinated Term Debt	1,511,554	1,533,750
		(9.9%, Due 3/2014)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (5)	2,438,359	2,306,991
		(14.4%, Due 3/2009)

Country Road	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	5,961,594	6,015,000
Communications LLC		(13.3%, Due 7/2013)
Country Road Management, Inc.

Defiance Stamping	Manufacturing-trucking parts	Senior Term Debt (3) (5)	6,325,000	6,332,906
Company		(13.3%, Due 4/2010)

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (5)	4,700,000	4,723,500
		(9.8%, Due 11/2010)
Doe & Ingalls of North		Senior Term Debt (3) (5)	4,500,000	4,516,875
Carolina Operating LLC		(13.3%, Due 11/2010)
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
	equipment

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value
FR X Ohmstede Holdings, LLC	Service & Manufacturing-heat	Senior Term Debt (6)	3,000,000	3,026,250
FR X Ohmstede Acquisitions Co.	exchangers	(8.5%, Due 8/2013)
		Senior Subordinated Term Debt (6)	3,012,369	3,030,000
		(12.5%, Due 8/2014)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (5)	5,300,000	5,233,750
Technologies, Inc.	products and metal fibers	(14.3%, Due 11/2009)

It’s Just Lunch International,	Service-dating service	Line of Credit (12) (5)	200,000	199,500
LLC		(9.2%, Due 6/2009)
		Senior Term Debt (13) (5)	3,300,000	3,291,750
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (14)	—	—
		(11.8%, Due 6/2011)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term Debt (6)	8,000,000	8,000,000
Multi Packaging Solutions, Inc.	products	(12.5%, Due 6/2011)

LocalTel, Inc.	Service-yellow pages	Line of Credit (5) (15)	350,000	343,000
	publishing	(9.8%, Due 6/2009)
		Senior Term Debt (5)	2,687,500	2,633,750
		(9.8%, Due 6/2011)
		Senior Term Debt (3) (5)	2,750,000	2,695,000
		(12.3%, Due 6/2011)

Mistras Holdings Corp.	Service & Manufacturing-	Senior Term Debt (3) (5)	9,499,999	9,737,499
	nondestructive testing	(11.5%, Due 8/2008)
	instruments, systems	Senior Term Debt (4) (5) (18)	5,250,001	5,620,124
	and services	(12.5%, Due 8/2008)

Network Solutions LLC	Service-internet domain registry	Senior Term Debt (6)	4,464,358	4,499,747
	and host	(10.4%, Due 1/2012)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (5)	7,000,000	7,017,500
Northern Contours	laminate components	(12.3%, Due 5/2010)
of Kentucky, Inc.
Norcon Holding LLC
Norcon Lewis LLC

PROFITSystems Acquisition Co.	Service-design and develop	Line of Credit (17)	—	—
PROFITSystems, Inc.	ERP software	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,100,000	3,100,000
		(9.6%, Due 7/2011)
		Senior Term Debt (5)	2,900,000	2,900,000
		(11.8%, Due 7/201) (3)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (5)(6)	7,813,274	7,775,183
Acquisition Company, Inc.		(11.6%, Due 1/2012)

QCE, LLC (d/b/a Quiznos Corp.)	Service-restaurant franchisor	Senior Term Debt (6)	3,010,713	2,977,538
		(7.6%, Due 5/2013)
		Senior Term Debt (3) (6)	3,045,560	3,033,750
		(11.1%, Due 11/2013)

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2006

Company (1)	Industry	Investment (2)	Cost	Vair Value
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (5)	3,000,000	3,003,750
		(9.8%, Due 1/2011)
		Senior Term Debt (4) (5)	3,000,000	3,003,750
		(12.3%, Due 1/2011)

RedPrairie Holding, Inc.	Service-design and develop	Senior Term Debt (6)	3,990,000	3,990,000
RedPrairie Corporation	supply chain software	(8.4%, Due 7/2012)
Blue Cube Software, Inc.		Senior Subordinated Term Debt (6)	2,000,000	2,005,000
		(11.9%, Due 1/2013)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (8)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(9.8%, Due 2/2007)
Phoenix Optix, Inc.	components	Senior Term Debt (5)	2,625,000	2,631,563
		(10.3%, Due 2/2010)
		Senior Term Debt (3) (5)	2,887,500	2,898,328
		(13.3%, Due 2/2010)

SCS Acquisition Corp.	Service-chemically treated	Senior Term Debt (3) (5) (9)	6,250,000	6,257,812
	equipment distribution	(9.3%, Due 12/2011)
		Senior Term Debt (3) (5) (10)	6,568,750	6,576,961
		(11.3%, Due 12/2011)

Thibaut Acquisition Co.	Design and Disbtribution-wall	Credit Facility (11)	—	—
	coverings	(9.8%, Due 1/2011)
		Senior Term Debt (5)	3,325,000	3,325,000
		(9.8%, Due 1/2011)
		Senior Term Debt (3) (5)	3,000,000	3,000,000
		(12.3%, Due 1/2011)

Visual Edge Technology, Inc. Graphic Enterprises, Inc.	Service-office equipment distribution	Senior Subordinated Term Debt (5)	5,000,000	4,987,500
Copeco, Inc.		(13.3%, Due 8/2011)

Westlake Hardware, Inc. WHI Holding Corp.	Retail-hardware and variety	Senior Subordinated Term Debt (5)	15,000,000	14,981,250
		(12.6%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (3) (5)	6,000,000	6,007,500
	connectors and cables	(12.3%, Due 6/2012)

Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (5)	5,157,821	5,306,110
		(15.8%, Due 3/2010)

Total:			$216,202,986	$217,642,750

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

(5)             Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

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

(9)             Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,250,000 at September 30, 2006.

(10)       Availability under the debt facility totals $7,500,000. The outstanding balance of the debt facility was $6,568,750 at September 30, 2006.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
INVESTMENT INCOME
Interest income — investments	$7,898,600	$5,847,107
Interest income — cash and cash equivalents	37,269	8,912
Interest income — notes receivable from employees	138,191	107,093
Prepayment fees and other income	159,658	67,207
Total investment income	8,233,718	6,030,319

EXPENSES
Loan servicing (Refer to Notes 3 and 4)	719,152	715,415
Base management fee (Refer to Note 3)	398,432	268,701
Incentive fee (Refer to Note 3)	1,148,483	—
Administration fee (Refer to Note 3)	126,085	—
Professional fees	110,920	122,466
Amortization of deferred financing fees	58,300	26,250
Interest expense	1,120,257	652,078
Stockholder related costs	63,728	128,935
Directors fees	54,250	24,000
Insurance expense	62,694	50,777
Stock option compensation	—	43,257
Other expenses	88,485	55,789
Expenses before credit from Adviser	3,950,786	2,087,668
Credits to base management and incentive fees (Refer to Note 3)	(879,994)	(550,000)
Total expenses net of credits to base management and incentive fees	3,070,792	1,537,668

NET INVESTMENT INCOME BEFORE INCOME TAXES	5,162,926	4,492,651
Income tax expense	—	50,237
NET INVESTMENT INCOME	5,162,926	4,442,414

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on sale of investments	2,314	(1,180,595)
Realized gain on settlement of derivative	12,554	—
Unrealized depreciation on derivative	(9,812)	(892)
Net unrealized (depreciation) appreciation on investments	(1,004,379)	4,972,422
Net (loss) gain on investments	(999,323)	3,790,935

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,163,603	$8,233,349

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.34	$0.73
Diluted	$0.34	$0.71

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	12,294,340	11,306,510
Diluted	12,294,340	11,573,620

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Operations:
Net investment income	$5,162,926	$4,442,414
Net realized gain (loss) on sale of investments	2,314	(1,180,595)
Realized gain on settlement of derivative	12,554	—
Unrealized depreciation on derivative	(9,812)	(892)
Net unrealized (depreciation) appreciation on investments	(1,004,379)	4,972,422
Net increase in net assets from operations	4,163,603	8,233,349

Capital transactions:
Distributions to stockholders	(5,162,927)	(4,579,272)
Stock option compensation	—	43,257
Issuance of common stock under stock option plan	—	85,900
Repayment of principal on employee notes	152	23,094
Stock surrendered in settlement of withholding tax	(1,488,193)	—
Decrease in net assets from capital share transactions	(6,650,968)	(4,427,021)

Total (decrease) increase in net assets	(2,487,365)	3,806,328
Net assets at beginning of year	172,570,487	151,610,683
Net assets at end of period	$170,083,122	$155,417,011

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$4,163,603	$8,233,349
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(52,311,008)	(26,688,457)
Principal repayments on investments	23,967,229	38,702,066
Net amortization of premiums and discounts	9,181	32,641
Amortization of deferred financing fees	58,300	26,250
Stock compensation expense	—	43,257
Realized loss on investments	—	1,180,595
Unrealized depreciation on derivative	9,812	892
Change in net unrealized depreciation (appreciation) on investments	1,004,379	(4,972,422)
(Increase) decrease in interest receivable	(530,270)	457,764
(Increase) decrease in funds due from custodian	(297,409)	210,954
Increase in prepaid assets	(53,686)	(19,277)
Increase in due from affiliate	—	(300,638)
Increase in other assets	(5,572)	(20,919)
Increase (decrease) in accounts payable	6,859	(11,109)
Increase in interest payable	111,075	5,683
(Decrease) increase in accrued expenses and deferred liabilities	(118,189)	2,297
Increase (decrease) in fees due to affiliate	608,743	(181,213)
Increase in administration fee due to Gladstone Administration	126,085	—
Increase in funds held in escrow	47	1,404
Increase in investment balance due to payment in kind interest	—	(33,022)
Net cash (used in) provided by operating activities	(23,250,821)	16,670,095

CASH FLOWS FROM INVESTING ACTIVITIES

Receipt of principal on notes receivable - employees	152	23,094
Net cash provided by investing activities	152	23,094

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings from the lines of credit	69,900,000	41,925,000
Repayments on the lines of credit	(34,707,000)	(39,235,341)
Distributions paid	(5,162,927)	(4,579,272)
Exercise of employee stock options	—	85,900
Deferred financing fees	(26,275)	—
Stock surrendered to settle withholding tax obligation	(1,488,193)	—
Net cash provided by (used in) financing activities	28,515,605	(1,803,713)

NET INCREASE IN CASH AND CASH EQUIVALENTS (1)	5,264,936	14,889,476
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	731,744	503,776
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,996,680	$15,393,252

CASH PAID DURING PERIOD FOR INTEREST	$1,009,182	$646,934

(1)             Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Per Share Data (1)
Net asset value at beginning of period	$14.02	$13.41
Income from investment operations:
Net investment income (2)	0.42	0.39
Realized gain (loss) on sale of investments (2)	—	(0.10)
Net unrealized (loss) gain on investments (2)	(0.08)	0.44
Total from investment operations	0.34	0.73
Less distributions:
Distributions from net investment income	(0.42)	(0.41)
Total distributions	(0.42)	(0.41)
Issuance of common stock under stock option plan	—	0.01
Dilutive effect of shares surrendered	(0.06)	—
Net asset value at end of period	$13.88	$13.74

Per share market value at beginning of period	$22.01	$22.55
Per share market value at end of period	23.86	21.38
Total return (3)(4)	10.31%	-3.44%
Shares outstanding at end of period	12,249,683	11,308,510

Ratios/Supplemental Data
Net assets at end of period	$170,083,122	$155,417,011
Average net assets (5)	$170,331,785	$150,961,590
Ratio of expenses to average net assets-annualized (6)	9.28%	5.66%
Ratio of net expenses to average net assets-annualized (7)	7.21%	4.21%
Ratio of net investment income to average net assets	12.12%	11.77%

(1)             Based on actual shares outstanding at the end of the corresponding period.

(2)             Based on weighted average basic per share data.

(3)             Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

(4)             Amounts were not annualized.

(5)             Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(6)             Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees and including income tax expense.

(7)             Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees and including income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

NOTE 1.  ORGANIZATION

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2006.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value. The Company’s Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.  These procedures for the determination of value of many of the Company’s debt securities rely on the opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason in its sole discretion.  SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value, and votes to accept or not accept the recommended valuation of the Company’s investment portfolio. The Company’s fair valuation procedures provide for valuation of non-convertible debt securities at cost plus amortized original issue discount plus paid in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  The fair value of convertible debt, equity, success or exit fees or other equity-like securities is determined based on the collateral, the enterprise value of the issuer, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a delay between when the Company closes an investment and when the investment can be evaluated by SPSE, new investments are not valued immediately by SPSE; rather, the Adviser makes its own determination about the recommended value of these investments in accordance with the Company’s valuation policy without the input of SPSE during the specific quarter in which the investment is made.  Because SPSE does not currently perform independent valuations of mortgage loans or equity securities for the Company, the Adviser also determines a recommendation for the fair value of these investments without the input of SPSE.  The Adviser considers a number of qualitative and quantitative factors in current market conditions when performing valuations.  The Board of Directors then determines whether or not to accept the Adviser’s recommendations for the aggregate valuation of the Company’s portfolio of investments.  The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  There were no uncollectible accounts at December 31, 2006.  Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Paid in Kind Interest

The Company seeks to avoid PIK interest, however the Company had one loan in its portfolio at December 31, 2005 that contained a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in Note 9), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. The Company recorded no PIK interest income for the three months ended December 31, 2006 and $32,510 for the three months ended December 31, 2005.

Services Provided to Portfolio Companies

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company.  The Company provides these and other services to its portfolio companies through its Adviser.  Currently, neither the Company nor the Adviser charges a fee for managerial assistance.

The Adviser receives fees for other services it provides to portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment.  The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.   When the Adviser receives fees for these services, all of those fees are credited to the base management fees due to the Adviser from the Company.  Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

The Adviser also receives fees for monitoring and reviewing portfolio company investments.  These fees are recurring and are generally paid annually or quarterly in advance to the Adviser throughout the life of the investment.  Fees of this nature are recorded as revenue by the Adviser when earned and are not credit against the base management fees.

While the Adviser receives all fees in connection with the Company’s investments, such fees received by the Adviser, with the exception of monitoring and review fees, are entirely credited to the Company as a reduction of the advisory fee payable under the advisory agreement between the Company and the Adviser.  For the three months ended December 31, 2006 and December 31, 2005, the Adviser received $311,000 and $550,000, respectively, of such fees and the advisory fee payable by the Company to the Adviser was reduced by these amounts.  None of these fees were for managerial assistance even though the Adviser provided managerial assistance to many of the Company’s portfolio companies.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of December 31, 2006 and September 30, 2006.

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

Federal and State Income Taxes

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company adopted the provisions of SFAS 154, as applicable, on October 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on October 1, 2006 and has not realized a material impact of the financial statements since all investments are valued on a fair value basis.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective October 1, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies broadly to securities and other types of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year.  The Company will be required to adopt SFAS No. 157 on October 1, 2008 and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three months ended December 31, 2006 and the Company received $152 of principal repayments.  During the three months ended December 31, 2005, the Company received principal repayments of $23,094 in connection with the full repayment of one loan and a partial repayment of another loan.  The Company recognized interest income from all employee stock option loans of $138,191 for the three months ended December 31, 2006, as compared to $107,093 for the three months ended December 31, 2005.

Investment Advisory and Management and Administration Agreements

The Company is externally managed by the Adviser, which is controlled by our chairman and chief executive officer, under a contractual investment advisory agreement.  On October 1, 2006, the Company entered into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”).  Prior to October 1, 2006, the relationship was governed by the initial advisory agreement (the “Initial Advisory Agreement”).

Terms of the Amended Advisory Agreement

Under the Amended Advisory Agreement, the Company pays the Adviser an annual base management fee of 2% of its average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters and also consists of a two-part incentive fee.

The first part of the incentive fee is an income-based incentive fee which rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company pays the Adviser an income incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date) and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since its inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in its portfolio.

The Adviser’s Board of Directors has agreed to voluntarily waive, for the fiscal quarter ended December 31, 2006, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived a portion of the incentive fee due.

In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to the Adviser and credited under the Amended Advisory Agreement.  In addition, the Company will continue to pay its direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses under the Amended Advisory Agreement.

For the three months ended December 31, 2006, the Company recorded a gross base management fee of $398,432 less a credit of $311,000 for fees received by the Adviser for a net base management fee of $87,432 as compared to a gross base management fee of $268,701, less a credit of $550,000 for fees received by the Adviser, for a net base management fee credit of $281,299 for the three months ended December 31, 2005.  The Company also recorded a gross incentive fee of $1,148,483 offset by a credit from a voluntary waiver issued by the Adviser’s board of directors of $568,994 for a net incentive fee of $579,489.  There was no incentive fee in effect at December 31, 2005.  As of December 31, 2006, the Company had $87,432 of unpaid base management fees and $579,489 of unpaid incentive fees recorded in fees due to Adviser in the accompanying consolidated statements of assets and liabilities.

Terms of the Initial Advisory Agreement

As compensation for its services, the Company paid the Adviser an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total annual management fee of 2.0% (0.50% quarterly) of total assets (as reduced by cash and cash equivalents pledged to creditors).  The Company also paid all of its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which, it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are also treated as reductions directly against the 2% management fee, under both the Initial and Amended Advisory Agreements.  Effective in April 2006, the Adviser’s Board of Directors voluntarily agreed to waive, on a temporary basis, and reduce the annual servicing fee rate for senior syndicated loans to 0.5%. For the three months ended December 31, 2006, these loan servicing fees totaled $719,152, as compared to the loan servicing fees for the three months ended December 31, 2005 of $715,415, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item base management fee in the consolidated statements of operations.  At December 31, 2006, the Company owed $182,185 of unpaid loan servicing fees to the Adviser, which are recorded in fees due to Adviser.  At September 30, 2006, the Company owed $214,608 in loan servicing fees to the Adviser, recorded in fees due to Adviser in the consolidated statements of assets and liabilities.  Under the Initial and Amended Advisory Agreements, the Adviser also provides managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance services.  To the extent that the Adviser receives any fees directly from a portfolio company for such services, it credits these fees directly against the 2% base management fee.  For the three months ended December 31, 2006, the Adviser recorded $311,000, respectively of such fees and credited this amount against the 2% base management fee received from the Company, as compared such fees for December 31, 2005 of $550,000, these credits are reflected on the consolidated statement of operations as credits to base management and incentive fees.  Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  The Company recorded an administration fee of $126,085 for the three months ended December 31, 2006.  The administration fee was not in effect during the three months ended December 31, 2005.

NOTE 4. LINE OF CREDIT

Through Business Loan, the Company has a $150 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. The DB Facility is in effect through May 25, 2007.  As of December 31, 2006, the outstanding principal balance under the DB Facility was approximately $85.2 million at an interest rate of approximately 5.3%.  Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2006, the remaining borrowing capacity available under the DB Facility was approximately $64.8 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2006, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At December 31, 2006, the amount due from custodian was $3,884,561 and at September 30, 2006, the amount due from custodian was $3,587,152.

The Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2006, the Company was in compliance with all covenants under the performance guaranty.

NOTE 5. INTEREST RATE CAP AGREEMENT

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $13.0 million and it has a current fair value of approximately $40,472 which is recorded in other assets on the Company’s consolidated balance sheet at December 31, 2006.  At September 30, 2006, the interest rate cap agreement had a fair market value of $50,284.  The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the three months ended December 31, 2006, the Company recorded $12,554 of income from the interest rate cap agreement recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.  The Company did not recognize any income from the interest rate cap agreement during the three months ended December 31, 2005.

NOTE 6.  COMMON STOCK TRANSACTIONS

As of December 31, 2005 and December 31, 2006, 50,000,000 shares of $0.001 par value common stock were authorized and 11,308,510 and 12,249,683 shares were outstanding, respectively.

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2005	11,303,510	$11,304
Issuance of Common Stock Under Stock Option Plan	5,000	5
Balance at December 31, 2005	11,308,510	$11,309

Balance at September 30, 2006	12,305,008	$12,305
Issuance of Common Stock Under Stock Option Plan	5,000	5
Shares surrendered for settlement of withholding tax	(60,325)	(60)
Balance at December 31, 2006	12,249,683	$12,250

In October 2006, 5,000 shares of common stock were issued as a result of an option exercise which took place on the last business day of the prior fiscal year.  These shares were issued by the transfer agent at the start of the current fiscal year.  Also during the three months ended December 31, 2006, 60,325 shares of stock were surrendered to the Company from certain optionees who exercised non-qualified stock options during the third and fourth quarters of fiscal year 2006 in order to satisfy settlement of withholding taxes that were paid by the Company with respect to the shares underlying the exercise of such options.

NOTE 7. STOCK OPTIONS

There were no stock options outstanding at December 31, 2006.  Prior to its termination on September 30, 2006, the Company had in place the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”). The Company had authorized 2,000,000 shares of capital stock for the issuance of options under the 2001 Plan to employees and directors. Options granted under the 2001 Plan originally could have been exercised during a term not to exceed ten years from the date of grant. Only employees of the Company and its affiliates were eligible to receive incentive stock options and both employees and non-employee directors were eligible to receive nonstatutory stock options under the 2001 Plan.  Options granted under the 2001 Plan were either incentive stock options or nonstatutory stock options.  The option exercise price was equal to the market price on the date of the grant.  In connection with the externalization of the Company’s management, all of the Company’s officers and employees became direct employees of the Adviser, as of October 1, 2004.  However, these individuals continued to be eligible to receive stock options under the 2001 Plan.  Effective October 1, 2004, the Company accounted for any options granted to employees of the Adviser, who qualify as leased employees of the Company under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method previously used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.

For the three months ended December 31, 2005, the Company recorded stock option compensation expense for the cost of stock options issued under the 2001 Plan of $43,257. The Company’s expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.004 for the three months ended December 31, 2005.  Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which, in turn, results in an increase to the Company’s effective tax rate.  The Company does not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which incorporated a risk free interest rate, an expected life, an expected volatility factor, and an expected dividend yield.

The following is a summary of the status of the Company’s 2001 Plan from September 30, 2005 through December 31, 2005:

	Shares	Weighted Average Exercise Price
Options outstanding at September 30, 2005, of which 1,307,998shares were exercisable	1,307,998	$17.81
Granted	—	$—
Exercised	(5,000)	$17.18
Forfeited	(5,000)	$22.55
Options outstanding at December 31, 2005, of which 1,297,998 shares were exercisable	1,297,998	$17.80

There were no options outstanding at December 31, 2006 and the following is a detailed summary of the stock options outstanding at December 31, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$15.00 - $21.94	968,998	6.23	$16.06
$22.21 - $24.39	329,000	8.39	$22.98
Total	1,297,998	6.78	$17.80

NOTE 8. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three months ended December 31, 2006 and December 31, 2005:

	Three Months Ended December 31,
	2006	2005

Numerator for basic and diluted net increase in net assets resulting from operations per share	$4,163,603	$8,233,349

Denominator for basic weighted average shares	12,294,340	11,306,510
Dilutive effect of stock options	—	267,110
Denominator for diluted weighted average shares	12,294,340	11,573,620

Basic net increase in net assets resulting from operations per share	$0.34	$0.73

Diluted net increase in net assets resulting from operations per share	$0.34	$0.71

There were 1,297,998 options outstanding to purchase common stock at December 31, 2005. Of these, 329,000 options were not included in the computation of diluted earnings per share for the three months ended December 31, 2005, because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, were anti-dilutive.  There were no stock options outstanding at December 31, 2006.

NOTE 9. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year.  Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held from one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The following table lists the per share dividends paid for the three months ended December 31, 2006 and December 31, 2005:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2007	December 20, 2006	December 29, 2006	$0.14
	November 21, 2006	November 30, 2006	$0.14
	October 23, 2006	October 31, 2006	$0.14
		Quarterly Total	$0.42

2006	December 21, 2005	December 30, 2005	$0.135
	November 21, 2005	November 30, 2005	$0.135
	October 21, 2005	October 31, 2005	$0.135
		Quarterly Total	$0.405

NOTE 10. CONTRACTUAL OBLIGATIONS

As of December 31, 2006, the Company was a party to signed and non-binding term sheets for four allocations of syndicate loan participations for $7.5 million.  The Company expects to fund these potential investments as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	$7,500,000	7,500,000	—	—	—
Total	$7,500,000	$7,500,000	$—	$—	$—

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

NOTE 11. SUBSEQUENT EVENTS

In January 2007, the Company funded approximately $24.5 million of originations, including the acquisition of warrants in connection with one investment, extended approximately $1.2 million in revolver borrowings to five existing portfolio companies, and purchased approximately $21.6 million of syndicated loan participations.  The Company also refinanced $13.3 million of senior term loan investments for an existing portfolio company in exchange for a new $9.8 million senior subordinated term loan investment and received approximately $533,000 of success fees upon closing.

In January 2007, the Company’s Board of Directors declared the following monthly dividends:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2007	January 23, 2007	January 31, 2007	$0.14
	February 20, 2007	February 28, 2007	$0.14
	March 22, 2007	March 30, 2007	$0.14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance or maintain our credit facilities on terms reasonably acceptable to us, if at all in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 6, 2006. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended September 30, 2006.

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

We seek to invest in small and medium-sized businesses that meet certain criteria, including some or all of the following:  (1) the potential for growth in cash flow, (2) adequate assets for loan collateral, (3) experienced management teams with a significant ownership interest in the borrower, (4) profitable operations based on the borrower’s cash flow, (5) reasonable capitalization of the borrower (usually by buyout funds or venture capital funds) and (6) the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering by the borrower or by exercise of our right to require the borrower to buy back its warrants. We lend to borrowers that need funds to, among other things, effect a change of control, restructure their balance sheets, or finance growth, including acquisitions.

Our loans typically range from $5 million to $15 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at fixed or variable rates. Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. We currently do not hold any investments with PIK and, therefore, there was no PIK accrued on our balance sheet as of December 31, 2006.

Because the majority of our portfolio loans consist of term debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were in fact rated, and thus cannot determine whether or not they could be considered “investment grade” quality.

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

Original issue discounts (“OID”) arise when we extend a loan and receive an equity interest in the borrower at the same time.  To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan, to the value of the equity.  Then the amount allocated to the equity, the OID, must be amortized over the life of the loan.  As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), whereas the cash is received, if at all, when the equity instrument is sold.  We seek to avoid OID and to date do not hold any investments with OID.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Our investment adviser, Gladstone Management Corporation (the “Adviser” or “GMC”) provides these services on our behalf through its officers who are also our officers.  In addition, our Adviser provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to the Adviser in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to the Adviser.  Any fees received for other services, with the exception of recurring monitoring and review fees, by the Adviser are currently credited against the base management fee payable to the Adviser pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such credits.  The specific other services the Adviser provides vary by portfolio company, but generally include a broad array of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. To date the Adviser has not charged for managerial assistance services, however, if the Adviser does receive fees for such managerial assistance, the Adviser will credit the managerial assistance fees to the base management fee due from us to the Adviser.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including, but not limited to, the satisfactory completion of our due diligence investigations of the potential borrower’s business, reaching agreement on the legal documentation for the loan, and the receipt of all necessary consents. Upon execution of the non-binding term sheet, the potential borrower generally pays the Adviser a non-refundable fee for its services rendered through the date of the non-binding term sheet. These fees are received by the Adviser and are offset against the base management fee payable to the Adviser, which has the effect of reducing our expenses to the extent of any such fees received by the Adviser.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the transaction, including legal fees.  Any amounts collected for expenses incurred by the Adviser in connection with unconsummated investments will be reimbursed to the Adviser.   Amounts collected for these expenses incurred by us will be reimbursed to us and will be recognized in the period in which such reimbursement is received, however, there can be no guarantee that we will be successful in collecting any such reimbursements.

During the three months ended December 31, 2006, we extended, directly or through participations, approximately $52.3 million of new loans to a total of 20 companies.  Also, during the three months ended December 31, 2006, one borrower repaid its loans ahead of contractual maturity and we sold or were repaid in full on two syndicated loans, and we received scheduled contractual principal repayments of approximately $3.1 million, for total principal repayments of approximately $24.0 million.  Since our initial public offering in August 2001, we have made 157 different loans to, or investments in, 88 companies for a total of approximately $550.4 million, before giving effect to principal repayments on investments and divestitures.

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

Our Investment Adviser and Administrator

Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Harry Brill, our chief financial officer, is also the chief financial officer of our Adviser. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the “Administrator”), which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Investment Corporation, a publicly traded business development company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by our Adviser pursuant to an investment advisory and management agreement since October 1, 2004. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas and Kentucky.

Investment Advisory and Management Agreement

On December 2, 2005, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with the Adviser and an administration agreement (the “Administration Agreement”) between the Company and our Administrator, both of which became effective on October 1, 2006.  The Amended Advisory Agreement replaced the original advisory agreement (the “Initial Advisory Agreement”), which terminated on September 30, 2006.  We will continue to pay our direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses under the Amended Advisory Agreement.

Pursuant to the Initial Advisory Agreement, we paid the Adviser an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total annual base management fee of 2%. This fee was then directly reduced by the amount of loan servicing fees paid to the Adviser and any other fees received by the Adviser from our borrowers and potential borrowers.

Under the Amended Advisory Agreement, we pay the Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters and also consists of a two-part incentive fee.

The first part of the incentive fee is an income-based incentive fee which rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), commencing on October 1, 2006, and will equal 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

The Adviser’s Board of Directors has agreed to voluntarily waive 1.5% of the annual 2.0% base management fee to 0.5% for senior syndicated loans for the three months ended December 31, 2006.

In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by the Adviser from our portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to the Adviser and credited under the Amended Advisory Agreement.

The Adviser services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan LLC (“Business Loan”) in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility.  Effective in April 2006, the Adviser’s Board of Directors voted to reduce the portion of the annual fee to 0.5% for senior syndicated loans.  This fee directly reduces the amount of fee payable under both the Initial and Amended Advisory Agreements.  For the three months ended December 31, 2006 and December 31, 2005 we incurred $719,152 and $715,415, respectively, in loan servicing fees.

For the three months ended December 31, 2006, the gross base management fee, based on the Amended Advisory Agreement, before reductions for loan servicing fees and other fees was $1,117,584.  After being reduced by loan servicing fees of $719,152 and other fees received by the Adviser of $311,000, our net base management fee for the three months ended December 31, 2006 was $87,432.  For the three months ended December 31, 2005, the gross base management fee, before reductions for loan servicing fees and other fees was $984,116.  After being reduced by loan servicing fees of $715,415 and other fees received by the Adviser of $550,000, our net base management fee for the three months ended December 31, 2005 was a credit of $281,299.  At December 31, 2006, $182,185 of unpaid loan servicing fees and $87,432 of unpaid base management fee was recorded in fees due to Adviser in the accompanying consolidated statement of assets and liabilities.

For the three months ended December 31, 2006, we recorded a gross incentive fee of $1,148,483 which was offset by a waiver voluntarily issued by the Adviser’s Board of Directors of $568,944, which resulted in a net incentive fee payable to the Adviser of $579,489, which is recorded in fees due to Adviser on our consolidated statements of assets and liabilities.  There was no incentive fee recorded for the three months ended December 31, 2005 as the Amended Advisory Agreement was not in effect.

Administration Agreement

Under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser.  For the three months ended December 31, 2006, we incurred $126,085 for the administration fee and since the Administration Agreement was not in effect at December 31, 2005, no such expense was recorded.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K as of December 31, 2006.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We adopted the provisions of SFAS 154, as applicable, on October 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted SFAS No. 155 on October 1, 2006 and have not realized a material impact of the financial statements since all investments are valued on a fair value basis.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt this Interpretation effective October 1, 2007, and are currently evaluating the impact of this pronouncement on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies broadly to securities and other types of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year.  We will be required to adopt SFAS No. 157 on October 1, 2008 and are currently evaluating the impact of this pronouncement on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. We are currently evaluating the impact of this pronouncement on the consolidated financial statements.

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

General Valuation Policy: Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations, (“NRSRO”), (such as certain participations in syndicated loans) are valued at the indicative bid price offered by the syndication agent on the valuation date.

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

At December 31, 2006, we engaged Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) to submit opinions of value for most of our loan securities. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is forwarded along to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or not accept the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors elected to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the schedule of investments as of December 31, 2006 and September 30, 2006, included in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy. Because SPSE does not provide values for equity securities, our Adviser determines the fair value of these investments using valuation policies approved by our Board of Directors.

Credit Information:  Our Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. If we held a controlled or affiliate investment, we and our Adviser would participate in periodic board meetings of such portfolio companies and also require them to provide annual audited and monthly unaudited financial statements. Using these statements and board discussions, our Adviser would calculate and evaluate the credit statistics.

Loan Grading and Risk Rating:As part of our valuation procedures we risk rate all of our investments in debt securities. For syndicated loans that have been rated by a NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as a NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from a NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on a NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  Currently, none of our investments are on non-accrual.  At December 31, 2006, no payments were past due on any of our debt securities.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2006 and September 30, 2006, representing approximately 64% and 73%, respectively, of all loans in our portfolio:

Rating	Dec. 31, 2006	Sept. 30, 2006
Average	7.1	7.2
Weighted Average	7.1	7.2
Highest	10.0	9.0
Lowest	6.0	6.0

The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at December 31, 2006 and September 30, 2006, representing approximately 17% and 17%, respectively, of all loans in our portfolio:

Rating	Dec. 31, 2006	Sept. 30, 2006
Average	6.0	6.1
Weighted Average	6.0	6.3
Highest	8.0	8.0
Lowest	4.0	4.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that are currently rated by an NRSRO at December 31, 2006 and September 30, 2006, representing approximately 19% and 10%, respectively, of all loans in our portfolio:

Rating	Dec. 31, 2006		Sept. 30, 2006
Average	CCC+/Caa	1	B/B2
Weighted Average	CCC+/Caa	1	B-/B3
Highest	B-/B	3	BB-/Ba2
Lowest	CCC/Caa1		CCC/Caa1

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as participations in syndicated loans, at the indicative bid price offered by the syndication agent on the valuation date.  At December 31, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 24 debt securities in our portfolio.  At September 30, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 9 debt securities in our portfolio.

For debt securities that are not publicly traded, for which there is no market, or for which there is a market but have not been rated by a NRSRO, we begin with the risk rating designation of the security as described above.  Using this risk rating designation, we seek to determine the value of the security as if we currently intended to sell the security and consider some or all of the following factors:

•                  the cost basis and the type of the security;

•                  the nature and realizable value of the collateral;

•                  the portfolio company’s ability to make payments and discounted cash flow;

•                  reports from portfolio company senior management and board meetings;

•                  reported values of similar securities of the portfolio company or comparable companies; and

•                  changes in the economy affecting the portfolio company.

We value convertible debt, equity, success fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust. At December 31, 2006 and September 30, 2006, there was no market for any of the equity securities we owned. To value equity securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At December 31, 2006 and September 30, 2006, we had $37,000 invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $244,500,584 and $216,165,986, respectively.

At December 31, 2006, we had total unrealized appreciation of $1,788,014, which was mainly comprised of unrealized appreciation of $731,616 on our warrants of Finn Corporation and a $360,068 success fee value on Badanco Acquisition Corp.  The unrealized appreciation was partially offset by unrealized depreciation of $1,352,629, primarily comprised of unrealized depreciation of $538,281 on LocalTel Inc., $350,000 on Visual Edge Technology, Inc., and $261,888 on Consolidated Bedding, Inc.  In the aggregate, we recorded net unrealized appreciation of $435,385.

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

In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

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

Paid in Kind Interest

In the future, we may hold loans in our portfolio which contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2006 to the three months ended December 31, 2005

Investment Income

Investment income for the three months ended December 31, 2006 was $8,233,718, as compared to $6,030,319 for the three months ended December 31, 2005.  Interest income from our investment portfolio increased from December 31, 2005 due to the increase in new loans of $52,311,008, offset by principal repayments and investment sales of approximately $23,967,229.

Interest income from our investments in debt securities of private companies was $7,898,600 for the three months ended December 31, 2006 as compared with $5,847,107 for the three months ended December 31, 2005, which included approximately $33,000 of PIK interest.  This increase consisted of $52,311,008 of new investments, offset by principal repayments and investment sales of $23,967,229.  As a result of a full repayment by Mistras Holdings Corp. in November 2006, we recorded as success fee of approximately $1,200,000.

The annualized weighted average yield on our portfolio for the three months ended December 31, 2006 was 13.7%; there was no PIK interest accrued during the three months ended December 31, 2006. The annualized weighted average yield on our portfolio for the three months ended December 31, 2005 was 12.6% (with and without giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended December 31, 2006 was $37,269, as compared to $8,912 for the three months ended December 31, 2005.

For the three months ended December 31, 2006 and December 31, 2005, we recorded $138,191 and $107,093, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options. The increase is the result of additional loans issued in connection with employee stock option exercises during the fourth quarter of the previous fiscal year.

For the three months ended December 31, 2006, we recorded $159,658 of prepayment fees and other income as compared to $67,207 for the three months ended December 31, 2005.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 were $3,070,792, as compared to $1,537,668 for the three months ended December 31, 2005. Operating expenses for the three months ended December 31, 2006 reflected a significant increase in interest expense and management fees, as well as the addition of the incentive and administration fees, under the Amended Advisory and Administration Agreements.

Loan servicing fees of $719,152 were incurred for the three months ended December 31, 2006, as compared to $715,415 for the three months ended December 31, 2005.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.  These fees were reduced against the amount of the base management fee due to our Adviser.

For the three months ended December 31, 2006, we incurred a gross base management fee of $398,432 less credits for fees received by our Adviser of $311,000, for a net base management fee of $87,432 as compared to the three months ended December 31, 2005, in which we incurred a gross base management fee of $268,701, less credits for fees received by our Adviser of $550,000, for a net base management credit of $281,299. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement.”  The fees increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year and fewer credits for fees received by our Adviser which reduce the base management fee.

Effective October 1, 2006, the income based incentive fee became effective and as such we recorded a gross incentive fee of $1,148,483, which was reduced by a voluntary waiver issued by our Adviser’s board of directors of $568,944, which resulted in a net incentive fee of $579,489, which is recorded in fees due to Adviser on our consolidated statements of assets and liabilities.  There was no incentive fee recorded for the three months ended December 31, 2005, as the Amended Advisory Agreement was not in effect.

Effective October 1, 2006, the Administration Agreement became effective in which we provide payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.  We incurred an administration fee of $126,085 for the three months ended December 31, 2006.  There was no administration fee recorded during the three months ended December 31, 2005, as the Administration Agreement was not in effect.

Professional fees, consisting primarily of legal and audit fees, for the three months ended December 31, 2006 were $110,920, as compared to $122,466 for the three months ended December 31, 2005.  The slight decrease is due to the reimbursement of certain legal fees at the time of the funding of an investment.

Amortization of deferred financing costs, in connection with our line of credit, was $58,300 for the three months ended December 31, 2006 and $26,250 for the three months ended December 31, 2005.  The increase is due to the amortization of additional fees incurred with our line of credit which were not in place during the prior year period.

Interest expense for the three months ended December 31, 2006 was $1,120,257, as compared to $652,078 for the three months ended December 31, 2005.   This increase is primarily a result of increased borrowings under our line of credit during the three months ended December 31, 2006, which borrowings were used, in part, to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Stockholder related costs for the three months ended December 31, 2006 were $63,728, as compared to $128,935 for the three months ended December 31, 2005.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, SEC filing fees and annual report printing fees.  These fees decreased during the three months ended December 31, 2006 since there was no special proxy solicitation filed as there was during the three months ended December 31, 2005.

Directors’ fees for the three months ended December 31, 2006 were $54,250, as compared to $24,000 for the three months ended December 31, 2005 due to the increase in annual stipend fees and their related monthly amortization.

Insurance expense for the three months ended December 31, 2006 was $62,694, as compared to $50,777 for the three months ended December 31, 2005. The increase is primarily the result of an increase in the amortization of our directors and officers insurance policy premiums.

There was no stock option compensation expense recorded for the three months ended December 31, 2006 as there was no longer a stock option plan in effect.  Stock option compensation expense for the three months ended December 31, 2005 was $43,257 and was the result of the adoption of the SFAS No. 123 (revised 2004) Share-based Payment.

Other expenses were $88,485 for the three months ended December 31, 2006, as compared to $55,789 for the three months ended December 31, 2005.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

During the three months ended December 31, 2005, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Net Realized (Loss) Gain on Sale of Investments

During the three months ended December 31, 2006, we sold a syndicate loan investment for a gain of $2,314 as compared to an aggregate loss of $1,180,595 from the sale of two investments during the three months ended December 31, 2005.

Realized Gain on Settlement of Derivative

During the three months ended December 31, 2006, we received interest rate cap agreement payments of $12,554 as a result of the one month LIBOR exceeding 5%.  There was no realization during the three months ended December 31, 2005 as the one month LIBOR was below 5%.

Net Unrealized Depreciation on Derivative

During the three months ended December 31, 2006, we recorded net unrealized depreciation of $9,812 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of $892 during the three months ended December 31, 2005.

Net Unrealized (Depreciation) Appreciation on Investments

For the three months ended December 31, 2006, we recorded net unrealized depreciation on investments of $1,004,379, as compared to net unrealized appreciation of $4,972,422, for the three months ended December 31, 2005.  The unrealized depreciation is mainly attributable to the depreciated fair value on certain investments.  The unrealized appreciation for the three months ended December 31, 2005 is mainly attributable to the early repayment or sale of underperforming loans.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $4,163,603 for the three months ended December 31, 2006.  Based on a weighted-average of 12,294,340 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended December 31, 2006 was $0.34, basic and diluted.

For the three months ended December 31, 2005, we realized a net increase in net assets resulting from operations of $8,233,349.  Based on a weighted-average of 11,306,510 (basic) and 11,573,620 (diluted) shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended December 31, 2005 was $0.73 (basic) and $0.71 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had investments in debt securities of, or loans to, 48 private companies, totaling approximately $244.5 million (cost basis) of total assets.

During the three months ended December 31, 2006 and December 31, 2005, the following investment activity occurred:

			Net Gain/(Loss)
Quarter Ended	New Investments	Principal Repayments	on Disposal

December 31, 2006	$52,311,008	$23,967,229	$2,314

December 31, 2005	$26,688,457	$38,702,066	$(1,180,595)

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended September 30,	Amount
2007	$7,084,860
2008	11,938,211
2009	18,404,148
2010	38,386,079
2011	78,476,810
Thereafter	90,247,476
$244,537,584

Net cash used in operating activities for the three months ended December 31, 2006, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was approximately $23.3 million as compared to net cash provided by operating activities of approximately $16.7 million for the three months ended December 31, 2005.  Net cash provided by investing activities consisted of $152 and $23,094 for the three months ended December 31, 2006 and December 31, 2005, respectively, and consisted of the principal repayment of employee loans.  Net cash provided by financing activities for the three months ended December 31, 2006 was approximately $28.5 million and mainly consisted of borrowings on our line of credit of approximately $69.9 million, offset by repayments of line of credit borrowings of approximately $34.7 million, and approximately $5.2 million for the payment of dividends.  Net cash used in financing activities was approximately $1.8 million for the three months ended December 31, 2005 and consisted primarily of net cash provided from borrowings on our line of credit, net of repayments, of approximately $2.7 million, offset by the payment of dividends of approximately $4.6 million.

During the three months ended December 31, 2006, cash and cash equivalents increased from approximately $732,000 to approximately $6.0 million.

Subsequent to December 31, 2006, we funded approximately $24.5 million of loan originations, including the acquisition of warrants in connection with one investment, extended approximately $1.2 million in revolver borrowings to existing portfolio companies and purchased approximately $21.6 million of syndicated loan participations. Also, an existing portfolio company refinanced their $13.3 million senior term loan investments in exchange for a new $9.8 million senior subordinated term loan investment.  In connection with this refinancing, we received approximately $533,000 of success fees.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share for July, August, September, October, November and December 2006 and $0.135 per common share for January, February, March, April, May and June 2006, and October, November and December 2005.  In January 2007, our Board of Directors declared a monthly dividend of $0.14 per common share for each January, February and March 2007.

We anticipate continuing to borrow funds and, from time to time issuing additional equity securities, to obtain additional capital to make further investments. To this end, we have an effective registration statement on file with the SEC that would permit us to issue, through one or more transactions, up to an aggregate of $48.8 million in securities, which may consist of shares of our common stock, preferred stock, and/or debt securities.

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $150 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which is scheduled to mature on May 27, 2007.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the DB Facility will be based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of December 31, 2006, our outstanding principal balance under the DB Facility was approximately $85.2 million at an interest rate of approximately 5.3%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2006, the remaining borrowing capacity available under the DB Facility was approximately $64.8 million.

The DB Facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2006, Business Loan was in compliance with all of the DB Facility covenants.  We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. For the three months ended December 31, 2006, the amount due from custodian decreased by approximately $297,000.

Our Adviser, services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2006, we were in compliance with our covenants under the performance guaranty.

The DB facility is available for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently our portfolio has approximately 58% of the total loan portfolio cost basis at variable rates with a floor, approximately 3% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, and the remaining 39% of the total loan portfolio cost basis at variable rates without a floor or ceiling.

We have a $150 million revolving credit facility, based on variable rates, with Deutsche Bank AG which matures May 2007.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million (which is amortized quarterly) for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At December 31, 2006, the cap agreement had a fair market value of $40,472 and a current notional amount of $13.0 million.  At December 29, 2006, the one month LIBOR rate was approximately 5.33%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $2.3 million or 11.5%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended December 31, 2006.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in net assets resulting from operations by approximately $2.3 million, or 11.5%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended December 31, 2006.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of December 31, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed by us with the Securities and Exchange Commission on December 6, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer

Date: February 6, 2007

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