Form 10-Q
period 2007-03-31
GLADSTONE CAPITAL CORP
filed 2007-05-02
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

Yes ☐   No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 27, 2007 was 12,249,683.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	March 31,	September 30,
	2007	2006
ASSETS
Investments at fair value (Cost 3/31/2007: $281,525,450; 9/30/2006: $216,202,986)	$280,242,688	$217,642,750
Cash and cash equivalents	2,973,135	731,744
Interest receivable – investments in debt securities	2,116,813	1,394,942
Interest receivable – employees	45,359	37,396
Due from custodian	4,828,847	3,587,152
Deferred financing fees	50,466	145,691
Prepaid assets	241,088	226,747
Fees due from Adviser (Refer to Notes 4 and 5)	28,768	—
Due from employees	—	1,803,283
Other assets	488,790	213,510
TOTAL ASSETS	$291,015,954	$225,783,215

LIABILITIES
Accounts payable	$5,005	$4,072
Interest payable	528,736	247,530
Administration fee due to Administrator	168,766	—
Fees due to Adviser (Refer to Notes 4 and 5)	—	240,363
Borrowings under line of credit	120,300,000	49,993,000
Withholding taxes payable	—	1,803,283
Accrued expenses and deferred liabilities	486,330	721,287
Funds held in escrow	203,222	203,193
TOTAL LIABILITIES	121,692,059	53,212,728
NET ASSETS	$169,323,895	$172,570,487

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 12,249,683 and 12,305,008 shares issued and outstanding, respectively	$12,250	$12,305
Capital in excess of par value	179,782,427	181,270,565
Notes receivable – employees	(9,947,366)	(10,248,308)
Net unrealized appreciation on investments	(1,282,764)	1,439,764
Unrealized depreciation on derivative	(279,329)	(253,716)
Realized loss on sale of investments	(775,176)	(861,695)
Realized gain on settlement of derivative	37,807	15,014
Accumulated undistributed net investment income	1,776,046	1,196,558
TOTAL NET ASSETS	$169,323,895	$172,570,487
NET ASSETS PER SHARE	$13.82	$14.02

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

ActivStyle Acquisition Co.	Service-medical products	Line of Credit (5) (9)	$450,000	$448,875
ActivStyle, Inc.	distribution	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,040,000	3,040,000
		(9.6%, Due 7/2011)
		Senior Term Debt (3) (5)	2,500,000	2,500,000
		(11.9%, Due 7/2011)

Advanced Homecare	Service-home health nursing	Senior Subordinated Term Debt (5) (6)	6,300,000	6,300,000
Management, Inc.	services	(11.8%, Due 12/2013)

Allied Extruders, LLC	Manufacturing-polyethylene	Senior Real Estate Term Debt	1,000,000	1,000,000
P&O Packaging Acquisition LLC	film	(9.8%, Due 3/2011)
		Senior Term Debt (3) (5) (19)	8,000,000	8,170,800
		(11.3%, Due 3/2011)

Anitox Acquisition Company	Manufacturing-preservatives for	Senior Real Estate Term Debt	3,415,828	3,360,000
Anitox Holding, Inc.	animal feed	(8.8%, Due 1/2012)
		Senior Term Debt (5)	2,750,000	2,750,000
		(9.6%, Due 1/2012)
		Senior Term Debt (3) (5)	2,750,000	2,750,000
		(11.8%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and	Senior Subordinated Term Debt (5)	9,750,000	9,762,188
	distribution	(12.1%, Due 7/2012)

Benetech, Inc.	Service & Manufacturing-dust	Senior Term Debt (5)	1,787,500	1,816,547
	management systems for the	(10.3%, Due 5/2009)
	coal and electric utility	Senior Term Debt (3) (5)	2,965,625	3,028,645
	industries	(13.3%, Due 5/2009)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (6)	1,001,958	1,000,000
		(7.1%, Due 9/2013)
		Senior Subordinated Term Debt (6)	1,510,780	1,530,000
		(9.9%, Due 3/2014)

CHG Companies, Inc.	Service-healthcare staffing	Letter of Credit (5) (6)	400,000	404,500
CHG Medical Staffing, Inc.		(7.9%, Due 12/2012)
		Senior Term Debt (5) (6)	1,596,000	1,613,955
		(7.9%, Due 12/2012)
		Senior Subordinated Term Debt (5) (6)	500,000	507,500
		(11.3%, Due 12/2012)

Clinton Holdings, LLC	Distribution-aluminum sheets	Senior Subordinated Term Debt (5)	15,500,000	15,538,750
Clinton Aluminum Acquisition, LLC	and stainless steel	(12.6%, Due 1/2013)
Metal Transportation, LLC		Common Stock Warrants (7)	109,124	109,124
Clinton Distribution Center, LLC

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF MARCH 31, 2007
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (5)	$2,340,538	$1,858,050
		(14.4%, Due 3/2009)

Country Road	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	5,964,420	6,030,000
Communications LLC		(13.2%, Due 7/2013)
Country Road Management, Inc.

Critical Healthcare Solutions, Inc.	Service-home therapy and	Senior Term Debt (8)	1,987,500	1,986,258
	respiratory therapy	(8.6%, Due 1/2012)

Dealer Computer Services, Inc.	Manufacturing & Service-	Senior Term Debt (8)	947,240	954,936
(d/b/a Reynolds & Reynolds)	Systems for automotive retailers	(7.4%, Due 10/2012)

Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt (3) (5)	6,325,000	6,317,094
		(13.3%, Due 4/2010)

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (5)	4,300,000	4,310,750
Doe & Ingalls of North Carolina		(9.8%, Due 11/2010)
Operating LLC		Senior Term Debt (3) (5)	4,477,500	4,483,097
Doe & Ingalls of Florida Operating LLC		(13.3%, Due 11/2010)
Doe & Ingalls of Virginia Operating LLC
Doe & Ingalls of Maryland Operating LLC

Emdeon Business Services, Inc.	Service-healthcare technology	Senior Term Debt (6)	2,479,803	2,486,483
	solutions	(7.6%, Due 11/2013)
		Senior Subordinated Term Debt (6)	2,013,952	2,030,000
		(10.4%, Due 5/2014)

Employment Solutions	Service-specialty staffing	Senior Term Debt (8)	2,992,989	2,996,241
Management, Inc.		(8.3%, Due 10/2012)
Employbridge		Senior Subordinated Term Debt (8)	3,000,495	3,000,000
		(12.3%, Due 10/2013)

Express Courier International, Inc.	Service-ground delivery and	Line of Credit (10)	200,000	200,000
	logistics	(9.6%, Due 6/2009)
		Senior Term Debt (5)	4,465,000	4,470,581
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (5)	3,950,000	3,954,938
		(11.8%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants	37,000	826,061
	equipment

FR X Ohmstede Holdings, LLC	Service & Manufacturing-heat	Senior Term Debt (6)	2,739,130	2,749,402
FR X Ohmstede Acquisitions Co.	exchangers	(7.9%, Due 8/2013)
		Senior Subordinated Term Debt (6)	3,011,583	3,052,500
		(12.4%, Due 8/2014)

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF MARCH 31, 2007
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Generac Acquisition Corp.	Manufacturing-standby power	Senior Term Debt (8)	$2,356,200	$2,375,344
	products	(7.9%, Due 11/2013)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (5)	5,200,000	5,018,000
Technologies, Inc.	products and metal fibers	(14.3%, Due 11/2009)

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (6)	498,750	501,244
Gold Toe Investment Corp.		(8.1%, Due 10/2013)
		Senior Subordinated Term Debt (6)	500,000	507,500
		(11.4%, Due 4/2014)

Greatwide Logistics	Service - logistics and	Senior Term Debt (6)	3,990,000	4,009,950
Services, Inc.	transportation	(8.6%, Due 12/2013)
		Senior Subordinated Term Debt (6)	4,000,000	3,960,000
		(11.9%, Due 6/2014)

Harrington Holdings, Inc.	Service - healthcare products	Senior Term Debt (6)	2,500,000	2,506,250
Harrington Acquisition Corp.	distribution	(7.8%, Due 1/2014)
		Senior Subordinated Term Debt (6)	5,000,000	5,025,000
		(11.3%, Due 1/2014)

Hudson Products Holdings, Inc.	Manufacturing-heat transfer	Senior Term Debt (8)	2,141,257	2,148,664
	solutions	(8.1%, Due 12/2013)

IPC Information Systems, LLC	Manufacturing-specialized	Senior Term Debt (6)	236,810	238,290
	telephony systems	(7.9%, Due 9/2013)

It’s Just Lunch International, LLC	Service-dating service	Line of Credit (5) (11)	550,000	545,875
		(9.3%, Due 6/2009)
		Senior Term Debt (5)	3,300,000	3,275,250
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (5) (11)	500,000	496,250
		(11.8%, Due 6/2011)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term Debt (6)	8,000,000	8,000,000
Multi Packaging Solutions, Inc.	products	(12.3%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom	Senior Term Debt (6)	1,505,605	1,507,157
	engineered motors & controls	(7.8%, Due 11/2013)
		Senior Subordinated Term Debt (6)	1,509,548	1,515,000
		(10.8%, Due 5/2014)

LocalTel, Inc.	Service-yellow pages	Line of Credit (5) (12)	1,035,000	983,250
	publishing	(9.8%, Due 6/2009)
		Senior Term Debt (5)	2,687,500	2,418,750
		(9.8%, Due 6/2011)
		Senior Term Debt (3) (5)	2,750,000	2,337,500
		(12.3%, Due 6/2011)

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF MARCH 31, 2007
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
MediMedia USA Inc.	Service-healthcare and	Senior Term Debt (8)	$1,074,835	$1,075,667
	pharmaceutical marketing	(7.8%, Due 10/2013)

Meteor Holding Corporation	Manufacturing-bar code scanning	Senior Term Debt (6)	997,500	1,002,488
Metrologic Instruments, Inc.	and data capture	(8.1%, Due 12/2013)
		Senior Subordinated Term Debt (6)	500,000	505,000
		(11.8%, Due 12/2013)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (5)	7,000,000	7,026,250
Northern Contours of Kentucky, Inc.	laminate components	(12.3%, Due 5/2010)
Norcon Holding LLC
Norcon Lewis LLC

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment	Line of Credit (13)	—	—
	centers	(9.6%, Due 12/2009)
		Senior Term Debt (5)	2,500,000	2,500,000
		(9.6%, Due 12/2011)
		Senior Term Debt (3)(5)	4,500,000	4,500,000
		(12.3%, Due 12/2011)

Precision Acquisition Group	Manufacturing-consumable	Equipment Note (14)	—	—
Holdings, Inc.	components for the aluminum	(9.8%, Due 10/2011)
Precision Asset Acquisition	industry	Senior Term Debt (5)	5,000,000	5,012,500
Company, LLC		(9.8%, Due 10/2010)
		Senior Term Debt (3)(5)	4,200,000	4,210,500
		(11.8%, Due 10/2010)

PROFITSystems Acquisition Co.	Service-design and develop	Line of Credit (15)	—	—
PROFITSystems, Inc.	ERP software	(9.6%, Due 7/2009)
		Senior Term Debt (5)	2,950,000	2,957,375
		(9.6%, Due 7/2011)
		Senior Term Debt (3)(5)	2,900,000	2,907,250
		(11.8%, Due 7/201)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (5)(6)	7,805,906	7,794,524
Acquisition Company, Inc.		(11.6%, Due 1/2012)

Rally Parts, Inc.	Manufacturing-aftermarket	Senior Term Debt (8)	1,193,021	1,198,153
Motorsport Aftermarket Group, Inc.	motorcycle parts and accessories	(7.9%, Due 11/2013)

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (5)	3,000,000	2,925,000
		(9.8%, Due 1/2011)
		Senior Term Debt (4) (5)	3,000,000	2,910,000
		(12.3%, Due 1/2011)

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF MARCH 31, 2007
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
RedPrairie Holding, Inc.	Service-design and develop	Senior Term Debt (6)	$4,480,000	$4,480,000
RedPrairie Corporation	supply chain software	(8.4%, Due 7/2012)
Blue Cube Software, Inc.		Senior Subordinated Term Debt (6)	3,000,000	3,030,000
		(11.9%, Due 1/2013)

RiskMetrics Group Holdings, LLC	Service - develop risk and	Senior Term Debt (6)	2,000,000	2,012,500
	wealth management solutions	(7.6%, Due 1/2014)
		Senior Subordinated Term Debt (6)	500,000	507,500
		(10.6%, Due 7/2014)

RMK Acquisition Corporation	Service - vending services	Letter of Credit (8)	65,841	66,171
ARAMARK Corporation		(7.5%, Due 1/2014)
		Senior Term Debt (8)	921,289	925,895
		(7.5%, Due 1/2014)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (5) (16)	500,000	500,000
Sea Con Phoenix, Inc.	and harsh environment	(9.8%, Due 2/2008)
Phoenix Optix, Inc.	components	Senior Term Debt (5)	2,275,000	2,277,844
		(10.3%, Due 2/2010)
		Senior Term Debt (3) (5) (20)	2,812,500	2,913,750
		(13.3%, Due 2/2010)

SCS Acquisition Corp.	Service-chemically treated	Senior Term Debt (5) (17)	5,625,000	5,632,031
(d/b/a Specialty Coatings	equipment distribution	(9.3%, Due 12/2011)
Systems)		Senior Term Debt (3) (5) (17)	6,550,000	6,558,188
		(11.3%, Due 12/2011)

Thibaut Acquisition Co.	Service-design and disbribute	Credit Facility (5) (18)	500,000	500,000
	wall covering	(9.8%, Due 1/2011)
		Senior Term Debt (5)	3,062,500	3,066,328
		(9.8%, Due 1/2011)
		Senior Term Debt (3) (5)	3,000,000	3,003,750
		(12.3%, Due 1/2011)

Visual Edge Technology, Inc.	Service-office equipment	Senior Subordinated Term Debt (5)	5,000,000	3,750,000
Graphic Enterprises, Inc.	distribution	(13.3%, Due 8/2011)
Copeco, Inc.

Wesco Holdings, Inc.	Service-aerospace parts and	Senior Term Debt (6)	2,525,125	2,518,750
Wesco Aircraft Hardware Corp.	distribution	(7.6%, Due 9/2013)
		Senior Subordinated Term Debt (6)	2,272,298	2,295,000
		(11.1%, Due 3/2014)

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (5)	15,000,000	14,943,750
WHI Holding Corp.		(12.6%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (3) (5)	6,000,000	6,015,000
	connectors and cables	(12.3%, Due 6/2012)

WP Evenflo Group Holdings Inc.	Manufacturing-infant and	Senior Term Debt (6)	1,995,000	2,004,975
WP Evenflo Acquisition, Inc.	juvenile products	(7.8%, Due 2/2013)
		Senior Subordinated Term Debt (6)	2,000,000	2,010,000
		(11.3%, Due 2/2014)

Total:			$281,525,450	$280,242,688

(1) We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2) Percentage represents interest rates in effect at March 31, 2007 and due date represents the contractual maturity date.

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

(6) Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of March 30, 2007, from the respective originating syndication agent’s trading desk.

(7)  Investment valued at cost due to recent acquisition.

(8)  Investment valued at pending trade amount.

(9) Availability under the credit facility totals $1,500,000.  Borrowings of $450,000 were outstanding at March 31, 2007.

(10) Availability under the credit facility totals $1,500,000.  Borrowings of $200,000 were outstanding at March 31, 2007.

(11) Remaining availability under the revolving credit facility totals $200,000, borrowings of $550,000 were outstanding at March31, 2007.  The company may borrow an additional $1,750,000 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval, borrowings of $500,000 were outstanding at March 31, 2007.

(12) Availability under the credit facility totals $2,000,000.  Borrowings of $1,035,000 were outstanding at March 31, 2007.

(13) Availability under the credit facility totals $500,000.  There were no borrowings outstanding at March 31, 2007.

(14) The company may borrow up to $1,000,000 for purposes of acquiring equipment. There were no borrowings outstanding at March 31, 2007.

(15) Availability under the credit facility totals $1,250,000.  There were no borrowings outstanding at March 31, 2007.

(16) Availability under the credit facility totals $500,000.  Borrowings of $500,000 were outstanding at March 31, 2007.

(17) The company may borrow up to an additional $875,000 to finance capital expenditures.

(18)  Availability under the credit facility totals $1,000,000.  Borrowings of $500,000 were outstanding at March 31, 2007.

(19)  Includes a success fee with a $180,800 fair value and no cost basis.

(20)  Includes a success fee with a $94,219 fair value and no cost basis.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value

ActivStyle Acquisition Co.	Service-medical products	Line of Credit (16)	$—	$—
ActivStyle, Inc.	distribution	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,200,000	3,200,000
		(9.6%, Due 7/2011)
		Senior Term Debt (3) (5)	2,500,000	2,500,000
		(11.8%, Due 7/2011)

Advanced Homecare Management, Inc.	Service-home health nursing	Senior Subordinated Term Debt(5)(6)	5,000,000	5,000,000
	services	(11.33%, Due 12/2013)

Allied Extruders, LLC	Manufacturing-polyethylene	Senior Real Estate Term Debt	1,000,000	1,000,000
P&O Packaging Acquisition LLC	film	(9.8%, Due 3/2011)
		Senior Term Debt (3) (5)	8,000,000	8,030,000
		(11.3%, Due 3/2011)

Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (5)	5,145,019	5,157,881
		(10.8%, Due 2/2010)
		Senior Term Debt (3) (5)	8,585,125	8,628,051
		(13.8%, Due 2/2010)

Benetech, Inc.	Service & Manufacturing-dust	Senior Term Debt (5)	2,112,500	2,144,187
	management systems for the	(10.3%, Due 5/2009)
	coal and electric utility	Senior Term Debt (3) (5)	3,046,875	3,107,813
	industries	(13.3%, Due 5/2009)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (6)	1,002,115	997,500
		(7.2%, Due 9/2013)
		Senior Subordinated Term Debt	1,511,554	1,533,750
		(9.9%, Due 3/2014)

Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (5)	2,438,359	2,306,991
		(14.4%, Due 3/2009)

Country Road	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	5,961,594	6,015,000
Communications LLC		(13.3%, Due 7/2013)
Country Road Management, Inc.

Defiance Stamping Company	Manufacturing-trucking parts	Senior Term Debt (3) (5)	6,325,000	6,332,906
		(13.3%, Due 4/2010)

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (5)	4,700,000	4,723,500
Doe & Ingalls of North Carolina		(9.8%, Due 11/2010)
Operating LLC		Senior Term Debt (3) (5)	4,500,000	4,516,875
Doe & Ingalls of Florida Operating LLC		(13.3%, Due 11/2010)
Doe & Ingalls of Virginia Operating LLC

Express Courier International, Inc.	Service-ground delivery and	Line of Credit (7)	—	—
	logistics	(9.6%, Due 6/2009)
		Senior Term Debt (5)	4,700,000	4,700,000
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (5)	3,950,000	3,950,000
		(11.8%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants	37,000	709,431
	equipment

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF SEPTEMBER 30, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value
FR X Ohmstede Holdings, LLC	Service & Manufacturing-heat	Senior Term Debt (6)	$3,000,000	$3,026,250
FR X Ohmstede Acquisitions Co.	exchangers	(8.5%, Due 8/2013)
		Senior Subordinated Term Debt (6)	3,012,369	3,030,000
		(12.5%, Due 8/2014)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (5)	5,300,000	5,233,750
Technologies, Inc.	products and metal fibers	(14.3%, Due 11/2009)

It’s Just Lunch International, LLC	Service-dating service	Line of Credit (12) (5)	200,000	199,500
		(9.2%, Due 6/2009)
		Senior Term Debt (13) (5)	3,300,000	3,291,750
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (14)	—	—
		(11.8%, Due 6/2011)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term Debt (6)	8,000,000	8,000,000
Multi Packaging Solutions, Inc.	products	(12.5%, Due 6/2011)

LocalTel, Inc.	Service-yellow pages	Line of Credit (5) (15)	350,000	343,000
	publishing	(9.8%, Due 6/2009)
		Senior Term Debt (5)	2,687,500	2,633,750
		(9.8%, Due 6/2011)
		Senior Term Debt (3) (5)	2,750,000	2,695,000
		(12.3%, Due 6/2011)

Mistras Holdings Corp.	Service & Manufacturing-	Senior Term Debt (3) (5)	9,499,999	9,737,499
	nondestructive testing	(11.5%, Due 8/2008)
	instruments, systems	Senior Term Debt (4) (5) (18)	5,250,001	5,620,124
	and services	(12.5%, Due 8/2008)

Network Solutions LLC	Service-internet domain registry	Senior Term Debt (6)	4,464,358	4,499,747
	and host	(10.4%, Due 1/2012)

Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (5)	7,000,000	7,017,500
Northern Contours of Kentucky, Inc.	laminate components	(12.3%, Due 5/2010)
Norcon Holding LLC
Norcon Lewis LLC

PROFITSystems Acquisition Co.	Service-design and develop	Line of Credit (17)	—	—
PROFITSystems, Inc.	ERP software	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,100,000	3,100,000
		(9.6%, Due 7/2011)
		Senior Term Debt (5)	2,900,000	2,900,000
		(11.8%, Due 7/201) (3)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (5)(6)	7,813,274	7,775,183
Acquisition Company, Inc.		(11.6%, Due 1/2012)

QCE, LLC (d/b/a Quiznos Corp.)	Service-restaurant franchisor	Senior Term Debt (6)	3,010,713	2,977,538
		(7.6%, Due 5/2013)
		Senior Term Debt (3) (6)	3,045,560	3,033,750
		(11.1%, Due 11/2013)

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF SEPTEMBER 30, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (5)	$3,000,000	$3,003,750
		(9.8%, Due 1/2011)
		Senior Term Debt (4) (5)	3,000,000	3,003,750
		(12.3%, Due 1/2011)

RedPrairie Holding, Inc.	Service-design and develop	Senior Term Debt (6)	3,990,000	3,990,000
RedPrairie Corporation	supply chain software	(8.4%, Due 7/2012)
Blue Cube Software, Inc.		Senior Subordinated Term Debt (6)	2,000,000	2,005,000
		(11.9%, Due 1/2013)

SCPH Holdings, Inc.	Manufacturing-underwater	Credit Facility (8)	—	—
Sea Con Phoenix, Inc.	and harsh environment	(9.8%, Due 2/2007)
Phoenix Optix, Inc.	components	Senior Term Debt (5)	2,625,000	2,631,563
		(10.3%, Due 2/2010)
		Senior Term Debt (3) (5)	2,887,500	2,898,328
		(13.3%, Due 2/2010)

SCS Acquisition Corp.	Service-chemically treated	Senior Term Debt (3) (5) (9)	6,250,000	6,257,812
	equipment distribution	(9.3%, Due 12/2011)
		Senior Term Debt (3) (5) (10)	6,568,750	6,576,961
		(11.3%, Due 12/2011)

Thibaut Acquisition Co.	Design and Disbtribution-wall	Credit Facility (11)	—	—
	coverings	(9.8%, Due 1/2011)
		Senior Term Debt (5)	3,325,000	3,325,000
		(9.8%, Due 1/2011)
		Senior Term Debt (3) (5)	3,000,000	3,000,000
		(12.3%, Due 1/2011)

Visual Edge Technology, Inc.	Service-office equipment	Senior Subordinated Term Debt (5)	5,000,000	4,987,500
Graphic Enterprises, Inc.	distribution	(13.3%, Due 8/2011)
Copeco, Inc.

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (5)	15,000,000	14,981,250
WHI Holding Corp.		(12.6%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (3) (5)	6,000,000	6,007,500
	connectors and cables	(12.3%, Due 6/2012)

Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (5)	5,157,821	5,306,110
		(15.8%, Due 3/2010)

Total:			$216,202,986	$217,642,750

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
INVESTMENT INCOME
Interest income – investments	$8,254,459	$6,875,264
Interest income – cash and cash equivalents	31,645	4,624
Interest income – notes receivable from employees	132,931	107,033
Prepayment fees and other income	224,743	13,779
Total investment income	8,643,778	7,000,700

EXPENSES
Interest expense	1,811,019	948,166
Loan servicing (Refer to Notes 4 and 5)	760,623	734,644
Base management fee (Refer to Note 4)	450,484	352,379
Incentive fee (Refer to Note 4)	1,158,995	—
Administration fee (Refer to Note 4)	168,766	—
Professional fees	109,081	110,887
Amortization of deferred financing fees	68,200	32,286
Stockholder related costs	87,288	115,864
Directors fees	56,970	30,212
Insurance expense	62,398	50,590
Stock option compensation	—	34,065
Other expenses	48,975	60,791
Expenses before credit from Adviser	4,782,799	2,469,884
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(1,863,378)	(673,000)
Total expenses net of credits to base management and incentive fees	2,919,421	1,796,884

NET INVESTMENT INCOME BEFORE INCOME TAXES	5,724,357	5,203,816
Income tax expense	—	—
NET INVESTMENT INCOME	5,724,357	5,203,816

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investments	84,205	377,500
Realized gain on settlement of derivative	10,239	—
Unrealized (depreciation) appreciation on derivative	(15,801)	24,658
Net unrealized depreciation on investments	(1,718,149)	(15,593)
Net (loss) gain on investments	(1,639,506)	386,565

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,084,851	$5,590,381

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.33	$0.49
Diluted	$0.33	$0.48

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	12,249,683	11,308,510
Diluted	12,249,683	11,536,360

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
INVESTMENT INCOME
Interest income – investments	$16,153,059	$12,722,371
Interest income – cash and cash equivalents	68,914	13,536
Interest income – notes receivable from employees	271,122	214,126
Prepayment fees and other income	384,401	80,986
Total investment income	16,877,496	13,031,019

EXPENSES
Interest expense	2,931,276	1,600,244
Loan servicing (Refer to Notes 4 and 5)	1,479,775	1,450,059
Base management fee (Refer to Note 4)	848,916	621,080
Incentive fee (Refer to Note 4)	2,307,478	—
Administration fee (Refer to Note 4)	294,851	—
Professional fees	220,001	233,353
Amortization of deferred financing fees	126,500	58,536
Stockholder related costs	151,016	244,799
Directors fees	111,220	54,212
Insurance expense	125,092	101,367
Stock option compensation	—	77,322
General and administrative exepnses	137,460	116,580
Expenses before credit from Adviser	8,733,585	4,557,552
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(2,743,372)	(1,223,000)
Total expenses net of credits to base management and incentive fees	5,990,213	3,334,552

NET INVESTMENT INCOME BEFORE INCOME TAXES	10,887,283	9,696,467
Income tax expense	—	50,237
NET INVESTMENT INCOME	10,887,283	9,646,230

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on sale of investments	86,519	(803,095)
Realized gain on settlement of derivative	22,793	—
Unrealized (depreciation) appreciation on derivative	(25,613)	23,766
Net unrealized (depreciation) appreciation on investments	(2,722,528)	4,956,829
Net (loss) gain on investments	(2,638,829)	4,177,500

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,248,454	$13,823,730

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.67	$1.22
Diluted	$0.67	$1.20

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	12,272,012	11,307,510
Diluted	12,272,012	11,555,479

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
Operations:
Net investment income	$10,887,283	$9,646,230
Net realized gain (loss) on sale of investments	86,519	(803,095)
Realized gain on settlement of derivative	22,793	—
Unrealized (depreciation) appreciation on derivatives	(25,613)	23,766
Net unrealized (depreciation) appreciation on investments	(2,722,528)	4,956,829
Net increase in net assets from operations	8,248,454	13,823,730

Capital transactions:
Distributions to stockholders	(10,307,794)	(9,159,218)
Repayment of principal on employee notes	300,941	23,094
Stock option compensation	—	77,322
Issuance of common stock under stock option plan	—	85,900
Stock surrendered in settlement of withholding tax	(1,488,193)	—
Decrease in net assets from capital share transactions	(11,495,046)	(8,972,902)

Total (decrease) increase in net assets	(3,246,592)	4,850,828
Net assets at beginning of year	172,570,487	151,610,683
Net assets at end of period	$169,323,895	$156,461,511

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$8,248,454	$13,823,730
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(127,641,175)	(65,159,566)
Principal repayments on investments	62,230,246	63,517,133
Net amortization of premiums and discounts	19,351	(121,151)
Amortization of deferred financing fees	126,500	58,536
Stock compensation expense	—	77,322
Realized loss on investments	69,114	1,180,595
Unrealized depreciation (appreciation) on derivative	25,613	(23,766)
Change in net unrealized depreciation (appreciation) on investments	2,722,528	(4,956,829)
(Increase) decrease in interest receivable	(729,834)	356,566
Increase in funds due from custodian	(1,241,695)	(6,627,901)
(Increase) decrease in prepaid assets	(14,343)	32,812
Increase in due from affiliate	(28,768)	(320,621)
(Increase) decrease in other assets	(300,893)	26,054
Increase (decrease) in accounts payable	933	(17,304)
Increase in interest payable	281,206	95,244
Decrease in accrued expenses and deferred liabilities	(234,957)	(101,379)
Decrease in fees due to affiliate	(240,363)	(161,140)
Increase in administration fee due to Gladstone Administration	168,766	—
Increase in funds held in escrow	29	40
Increase in investment balance due to payment in kind interest	—	(74,701)
Net cash (used in) provided by operating activities	(56,539,288)	1,603,674

CASH FLOWS FROM INVESTING ACTIVITIES

Receipt of principal on notes receivable - employees	300,941	23,094
Net cash provided by investing activities	300,941	23,094

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings from the lines of credit	146,900,000	69,780,000
Repayments on the lines of credit	(76,593,000)	(62,514,064)
Distributions paid	(10,307,794)	(9,159,218)
Exercise of employee stock options	—	85,900
Deferred financing fees	(31,275)	(12,072)
Stock surrendered to settle withholding tax obligation	(1,488,193)	—
Net cash provided by (used in) financing activities	58,479,738	(1,819,454)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (1)	2,241,391	(192,686)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	731,744	503,776
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,973,135	$311,090

CASH PAID DURING PERIOD FOR INTEREST	$2,650,071	$1,505,000

(1)             Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Per Share Data (1)
Net asset value at beginning of period	$13.88	$13.74
Income from investment operations:
Net investment income (2)	0.47	0.46
Realized gain on sale of investments (2)	—	0.03
Net unrealized loss on investments (2)	(0.14)	—
Total from investment operations	0.33	0.49
Less distributions:
Distributions from net investment income	(0.42)	(0.41)
Total distributions	(0.42)	(0.41)
Repayment of principal on notes receivable	0.02	—
Effect of antidilution (3)	—	0.02
Net asset value at end of period	$13.82	$13.84

Per share market value at beginning of period	$23.86	$21.38
Per share market value at end of period	23.68	21.55
Total return (4)(5)	1.08%	2.78%
Shares outstanding at end of period	12,249,683	11,308,510

Ratios/Supplemental Data
Net assets at end of period	$169,323,895	$156,461,511
Average net assets (6)	$169,055,526	$154,397,504
Ratio of expenses to average net assets – annualized (7)	11.32%	6.40%
Ratio of net expenses to average net assets – annualized (8)	6.91%	4.66%
Ratio of expenses net of voluntary waiver to average net assets – annualized (9)	8.74%	n/a
Ratio of net investment income to average net assets – annualized	13.54%	13.48%

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

(5)             Amounts were not annualized.

(6)             Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(7)             Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees and including income tax expense.

(8)             Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees and including income tax expense.

(9)             Ratio of expenses net of voluntary waiver to average net assets is computed using expenses before credits from Adviser and including income tax expense then deducting only the amount of the credit applicable to the waiver for the incentive fee.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
Per Share Data (1)
Net asset value at beginning of period	$14.02	$13.41
Income from investment operations:
Net investment income (2)	0.89	0.85
Realized loss on sale of investments (2)	—	(0.07)
Net unrealized (loss) gain on investments (2)	(0.22)	0.44
Total from investment operations	0.67	1.22
Less distributions:
Distributions from net investment income	(0.84)	(0.81)
Total distributions	(0.84)	(0.81)
Issuance of common stock under stock option plan	—	0.01
Repayment of principal on notes receivable	0.02	—
Stock surrendered to settle withholding tax obligation	(0.06)	—
Effect of antidilution (3)	—	0.01
Net asset value at end of period	$13.82	$13.84

Per share market value at beginning of period	$22.01	$22.55
Per share market value at end of period	23.68	21.55
Total return (4)(5)	11.50%	-0.75%
Shares outstanding at end of period	12,249,683	11,308,510

Ratios/Supplemental Data
Net assets at end of period	$169,323,895	$156,461,511
Average net assets (6)	$169,693,656	$152,679,547
Ratio of expenses to average net assets – annualized (7)	10.29%	6.04%
Ratio of net expenses to average net assets – annualized (8)	7.06%	4.43%
Ratio of expenses net of voluntary waiver to average net assets – annualized (9)	8.34%	n/a
Ratio of net investment income to average net assets – annualized	12.83%	12.64%

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

(5)             Amounts were not annualized.

(6)             Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(7)             Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees and including income tax expense.

(8)             Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees and including income tax expense.

(9)             Ratio of expenses net of voluntary waiver to average net assets is computed using expenses before credits from Adviser and including income tax expense then deducting only the amount of the credit applicable to the waiver for the incentive fee.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1.  ORGANIZATION

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

Gladstone Business Loan LLC (“Business Loan”), a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of holding the Company’s portfolio of loan investments.  Gladstone Capital Advisers, Inc. is also a wholly-owned subsidiary. The financial statements of the subsidiaries are consolidated with those of the Company.

The Company is externally managed by Gladstone Management Corporation (the “Adviser”), an unconsolidated affiliate of the Company.

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

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value. The Company’s Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.  These procedures for the determination of value of many of the Company’s debt securities rely on the opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion.  SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value, and votes whether to accept the recommended valuation of the Company’s investment portfolio. The Company’s fair valuation procedures provide for valuation of non-convertible debt securities at cost plus amortized original issue discount plus paid in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  The fair value of convertible debt, equity, success or exit fees or other equity-like securities is determined based on the collateral, the enterprise value of the issuer, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a delay between when the Company closes an investment and when the investment can be evaluated by SPSE, new investments are not valued immediately by SPSE; rather, the Adviser makes its own determination about the recommended value of these investments in accordance with the Company’s valuation policy without the input of SPSE during the specific quarter in which the investment is made.  Because SPSE does not currently perform independent valuations of mortgage loans or equity securities for the Company, the Adviser also determines a recommendation for the fair value of these investments without the input of SPSE.  The Adviser considers a number of qualitative and quantitative factors in current market conditions when performing valuations.  The Board of Directors then determines whether or not to accept the Adviser’s recommendations for the aggregate valuation of the Company’s portfolio of investments.  The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  There were no uncollectible accounts at March 31, 2007.  Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Paid in Kind Interest

The Company seeks to avoid PIK interest, however the Company had one loan in its portfolio during the three and six months ended March 31, 2006 that contained a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in Note 10), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. The Company recorded no PIK interest income for the three and six months ended March 31, 2007 and $30,707 and $63,217, respectively, for the three and six months ended March 31, 2006.

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

The Adviser also receives fees for monitoring and reviewing portfolio company investments.  These fees are recurring and are generally paid annually or quarterly in advance to the Adviser throughout the life of the investment.  Fees of this nature are recorded as revenue by the Adviser when earned and are not credited against the base management fees.

While the Adviser receives all fees in connection with the Company’s investments, such fees received by the Adviser, with the exception of monitoring and review fees, are entirely credited to the Company as a reduction of the advisory fee payable under the advisory agreement between the Company and the Adviser.  For the three and six months ended March 31, 2007, the Adviser received $775,000 and $1,086,000, respectively, of such fees, as compared to $673,000 and $1,223,000, respectively, for the three and six months ended March 31, 2006 and the advisory fee payable by the Company to the Adviser was reduced by these amounts.  None of these fees were for managerial assistance even though the Adviser provided managerial assistance to many of the Company’s portfolio companies.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of March 31, 2007 and September 30, 2006.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changed the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company adopted the provisions of SFAS No. 154, as applicable, on October 1, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This pronouncement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

NOTE 3. INVESTMENTS

Investments at fair value consisted of the following industry classifications as of March 31, 2007 and September 30, 2006:

	March 31, 2007			September 30, 2006
		% of Total	% of		% of Total	% of
Industry Classification	Fair Value	Investments	Net Assets	Fair Value	Investments	Net Assets

Aerospace & Defense	$10,505,344	3.7%	6.2%	$5,529,891	2.5%	3.2%
Automobile	7,515,247	2.7%	4.4%	6,332,906	2.9%	3.7%
Cargo Transport	16,595,469	5.9%	9.8%	8,650,000	4.0%	5.0%
Chemicals, Plastics & Rubber	30,154,866	10.8%	17.8%	31,105,148	14.3%	18.0%
Diversified/Conglomerate Manufacturing	4,014,975	1.4%	2.4%	—	0.0%	0.0%
Diversified/Conglomerate Service	992,066	0.4%	0.6%	—	0.0%	0.0%
Electronics	24,874,206	8.9%	14.7%	33,360,123	15.4%	19.3%
Entertainment	—	0.0%	0.0%	3,491,250	1.6%	2.0%
Farming & Agriculture	9,686,061	3.5%	5.7%	709,431	0.3%	0.4%
Finance	2,520,000	0.9%	1.5%	—	0.0%	0.0%
Healthcare, Education & Childcare	41,683,822	15.0%	24.6%	16,707,500	7.7%	9.7%
Home & Office Furnishings	19,204,379	6.9%	11.3%	20,636,991	9.5%	12.0%
Leisure, Amusement & Movies	4,317,375	1.5%	2.5%	—	0.0%	0.0%
Machinery	11,598,344	4.1%	6.8%	—	0.0%	0.0%
Mining, Steel, Iron & Non-precious Metals	20,665,874	7.4%	12.2%	5,233,750	2.4%	3.0%
Oil & Gas	7,950,566	2.8%	4.7%	6,056,250	2.8%	3.5%
Personal, Food and Miscellaneous Services	5,996,241	2.1%	3.5%	6,011,288	2.8%	3.5%
Printing, Publishing & Broadcasting	31,169,691	11.1%	18.4%	16,203,000	7.4%	9.4%
Retail Stores	14,943,750	5.3%	8.8%	14,981,250	6.9%	8.7%
Telecommunications	238,290	0.1%	0.1%	23,596,040	10.8%	13.7%
Textiles & Leather	10,770,931	3.8%	6.4%	13,785,932	6.3%	8.0%
Utilities	4,845,191	1.7%	2.9%	5,252,000	2.4%	3.0%
Total	$280,242,688	100.0%		$217,642,750	100.0%

The investments at fair value consisted of the following geographic regions of the United States at March 31, 2007 and September 30, 2006:

	March 31, 2007		September 30, 2006
		% of Total		% of Total
Geographic Region	Fair Value	Investments	Fair Value	Investments

Midwest	$147,240,494	52.5%	$99,413,970	45.7%
Mid-Atlantic	49,382,834	17.6%	53,044,805	24.4%
Southeast	39,658,884	14.2%	24,697,113	11.3%
West	18,719,858	6.7%	15,502,538	7.1%
Northeast	17,446,094	6.2%	17,209,141	7.9%
US Territory	7,794,524	2.8%	7,775,183	3.6%
	$280,242,688		$217,642,750

The geographic region depicts the location of the headquarters for the Company’s portfolio companies.  A portfolio company may have a number of other locations in other geographic regions.

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”), which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three and six months ended March 31, 2007 and the Company received $300,789 and $300,941, respectively, of principal repayments.  During the six months ended March 31, 2006, the Company received principal repayments of $23,094 in connection with the full repayment of one loan and a partial repayment of another loan.  The Company recognized interest income from all employee stock option loans of $132,931 and $271,122 for the three and six months ended March 31, 2007, as compared to $107,033 and $214,126, respectively, for the three and six months ended March 31, 2006.

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

The Adviser’s board of directors voluntarily waived, for the fiscal quarter ended March 31, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived a portion of the incentive fee due.

In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to the Adviser and credited under the Amended Advisory Agreement.  In addition, the Company will continue to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Amended Advisory Agreement.

For the three months ended March 31, 2007, the Company recorded a gross base management fee of $450,484, less a credit of $775,000 for fees received by the Adviser, for a net base management fee credit of $324,516 as compared to a gross base management fee of $352,379, less a credit of $673,000 for fees received by the Adviser, for a net base management fee credit of $320,621 for the three months ended March 31, 2006.  For the six months ended March 31, 2007, the Company recorded a gross base management fee of $848,916, less a credit of $1,086,000 for fees received by the Adviser, for a net base management fee credit of $237,084 as compared to a gross base management fee of $621,080, less a credit of $1,223,000 for fees received by the Adviser, for a net base management fee credit of $601,920 for the six months ended March 31, 2006.  The Company also recorded a gross incentive fee of $1,158,995 and $2,307,478, for the three and six months ended March 31, 2007, respectively, offset by a credit from a voluntary waiver issued by the Adviser’s board of directors of $1,088,378 and $1,657,372, for the three and six months ended March 31, 2007, respectively, for a net incentive fee of $70,617 and $650,106, respectively, for the three and six months ended March 31, 2007.  There was no incentive fee in effect at March 31, 2006.  As of March 31, 2007, the Company was owed $324,516 of unpaid base management fee credit due from the Adviser and owed $70,617 of unpaid incentive fees to the Adviser, presented in the net fees due from Adviser in the accompanying consolidated statements of assets and liabilities.

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

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are also treated as reductions directly against the 2% management fee, under both the Initial and Amended Advisory Agreements.  Effective in April 2006, the Adviser’s board of directors voluntarily agreed to waive, on a temporary basis, and reduce the annual servicing fee rate for senior syndicated loans to 0.5%. For the three and six months ended March 31, 2007, these loan servicing fees totaled $760,623 and $1,479,775, respectively, as compared to the loan servicing fees for the three and six months ended March 31, 2006 of $734,644 and $1,450,059, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item base management fee in the consolidated statements of operations.  At March 31, 2007, the Company owed $217,631 of unpaid loan servicing fees to the Adviser, which are netted and recorded in fees due from Adviser.  At September 30, 2006, the Company owed $214,608 in loan servicing fees to the Adviser, recorded in fees due to Adviser in the consolidated statements of assets and liabilities.  Under the Initial and Amended Advisory Agreements, the Adviser also provides managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance services.  To the extent that the Adviser receives any fees directly from a portfolio company for such services, it credits these fees directly against the 2% base management fee.  For the three and six months ended March 31, 2007, the Adviser recorded $775,000 and $1,086,000, respectively of such fees and credited this amount against the 2% base management fee received from the Company, as compared to such fees for the three and six months ended March 31, 2006 of $673,000 and $1,223,000, respectively, these credits are reflected on the consolidated statement of operations as credits to base management and incentive fees.  Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  The Company recorded an administration fee of $168,766 and $294,851, respectively, for the three and six months ended March 31, 2007.  The administration fee was not in effect during the three and six months ended March 31, 2006.

Sale of Investments to Affiliate

During the three months ended March 31, 2007, the Company sold to its affiliate, Gladstone Investment Corporation (“Gladstone Investment”), certain of its investments in syndicated loan participations totaling $12,215,594.  An independent broker was engaged to execute these transactions between the Company and Gladstone Investment.  The independent broker accepted the quotes from the respective agent bank for each syndicated loan and then executed these transactions between the Company and Gladstone Investment.  The cumulative effect of these transactions, net of any unamortized premiums or discounts associated with the loans, resulted in a realized net gain of $56,218.

NOTE 5. LINE OF CREDIT

Through Business Loan, the Company has a $170 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledges the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. The DB Facility is in effect through May 25, 2007.  As of March 31, 2007, the outstanding principal balance under the DB Facility was approximately $120.3 million at an interest rate of approximately 5.3%.  Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2007, the remaining borrowing capacity available under the DB Facility was approximately $49.7 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2007, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At March 31, 2007, the amount due from custodian was $4,828,847 and at September 30, 2006, the amount due from custodian was $3,587,152.

The Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $100 million and maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2007, the Company was in compliance with all covenants under the performance guaranty.

NOTE 6. INTEREST RATE CAP AGREEMENT

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $10.9 million and it has a current fair value of approximately $24,671 which is recorded in other assets on the Company’s consolidated balance sheet at March 31, 2007.  At September 30, 2006, the interest rate cap agreement had a fair market value of $50,284.  The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the three and six months ended March 31, 2007, the Company recorded $10,239 and $22,793, respectively, of income from the interest rate cap agreement recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.  The Company did not recognize any income from the interest rate cap agreement during the three and six months ended March 31, 2006.

NOTE 7.  COMMON STOCK TRANSACTIONS

As of March 31, 2006 and March 31, 2007, 50,000,000 shares of $0.001 par value common stock were authorized and 11,308,510 and 12,249,683 shares were outstanding, respectively.

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2005	11,303,510	$11,304
Issuance of Common Stock Under Stock Option Plan	5,000	5
Balance at March 31, 2006	11,308,510	$11,309

Balance at September 30, 2006	12,305,008	$12,305
Issuance of Common Stock Under Stock Option Plan	5,000	5
Shares surrendered for settlement of withholding tax	(60,325)	(60)
Balance at March 31, 2007	12,249,683	$12,250

In October 2006, 5,000 shares of common stock were issued as a result of an option exercise which took place on the last business day of the prior fiscal year.  These shares were issued by the transfer agent at the start of the current fiscal year.  Also during the six months ended March 31, 2007, 60,325 shares of stock were surrendered to the Company from certain optionees who exercised non-qualified stock options during the third and fourth quarters of fiscal year 2006 in order to satisfy settlement of withholding taxes that were paid by the Company with respect to the shares underlying the exercise of such options.

NOTE 8. STOCK OPTIONS

There were no stock options outstanding at March 31, 2007.  Prior to its termination on September 30, 2006, the Company had in place the 2001 Plan. The Company had authorized 2,000,000 shares of capital stock for the issuance of options under the 2001 Plan to employees and directors. Options granted under the 2001 Plan originally could have been exercised during a term not to exceed ten years from the date of grant. Only employees of the Company and its affiliates were eligible to receive incentive stock options and both employees and non-employee directors were eligible to receive nonstatutory stock options under the 2001 Plan.  Options granted under the 2001 Plan were either incentive stock options or nonstatutory stock options.  The option exercise price was equal to the market price on the date of the grant.  In connection with the externalization of the Company’s management, all of the Company’s officers and employees became direct employees of the Adviser, as of October 1, 2004.  However, these individuals continued to be eligible to receive stock options under the 2001 Plan.  Effective October 1, 2004, the Company accounted for any options granted to employees of the Adviser, who qualify as leased employees of the Company under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) “Share-based Payment” (“SFAS No. 123(R)”) using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method previously used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.

For the three and six months ended March 31, 2006, the Company recorded stock option compensation expense for the cost of stock options issued under the 2001 Plan of $34,065 and $77,322, respectively. The Company’s expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.003 and $0.01 for the three and six months ended

March 31, 2006, respectively.  Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which, in turn, results in an increase to the Company’s effective tax rate.  The Company does not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

NOTE 9. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three and six months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Numerator for basic and diluted net increase in net assets resulting from operations per share	$4,084,851	$5,590,381	$8,248,454	$13,823,730

Denominator for basic weighted average shares	12,249,683	11,308,510	12,272,012	11,307,510
Dilutive effect of stock options	—	227,850	—	247,969
Denominator for diluted weighted average shares	12,249,683	11,536,360	12,272,012	11,555,479

Basic net increase in net assets resulting from operations per share	$0.33	$0.49	$0.67	$1.22

Diluted net increase in net assets resulting from operations per share	$0.33	$0.48	$0.67	$1.20

There were 1,300,498 options outstanding to purchase common stock at March 31, 2006. Of these, 338,500 and 336,000 options were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2006, respectively, because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, were anti-dilutive.  There were no stock options outstanding at March 31, 2007.

NOTE 10. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year.  Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The following table lists the per share dividends paid for the six months ended March 31, 2007 and 2006:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2007	March 22, 2007	March 30, 2007	$0.14
	February 20, 2007	February 28, 2007	$0.14
	January 23, 2007	January 31, 2007	$0.14
	December 20, 2006	December 29, 2006	$0.14
	November 21, 2006	November 30, 2006	$0.14
	October 23, 2006	October 31, 2006	$0.14
		Total	$0.84

2006	March 23, 2006	March 31, 2006	$0.135
	February 20, 2006	February 28, 2006	$0.135
	January 19, 2006	January 31, 2006	$0.135
	December 21, 2005	December 30, 2005	$0.135
	November 21, 2005	November 30, 2005	$0.135
	October 21, 2005	October 31, 2005	$0.135
		Total	$0.810

NOTE 11. CONTRACTUAL OBLIGATIONS

As of March 31, 2007, the Company was a party to signed and non-binding term sheets for two loan originations for $14.0 million.  The Company expects to fund these potential investments as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	14,000,000	14,000,000	—	—	—
Total	$14,000,000	$14,000,000	$—	$—	$—

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

NOTE 12. SUBSEQUENT EVENTS

In April 2007, the Company sold either outright or to Gladstone Investment at market value via an independent broker approximately $16.9 million of syndicated loan participations and the Company was repaid in full on one loan origination investment of approximately $5.6 million and received a success fee of approximately $195,000.

In April 2007, the Company’s Board of Directors declared the following monthly cash dividends:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2007	April 20, 2007	April 30, 2007	$0.14
	May 22, 2007	May 31, 2007	$0.14
	June 21, 2007	June 29, 2007	$0.14

On May 2, 2007, the Company completed a public offering of 2,000,000 shares of its common stock, at a price of $24.25 per share, under a shelf registration statement on Form N-2 (File No. 333-100385), and pursuant to the terms set forth in a prospectus dated April 16, 2007, as supplemented by a final prospectus dated April 27, 2007.  Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $45,625,000 and were used to repay outstanding borrowings under the Company’s line of credit.

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

Our loans typically range from $5 million to $15 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at fixed or variable rates. Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. We currently do not hold any investments with PIK and, therefore, there was no PIK accrued on our balance sheet as of March 31, 2007.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Our investment adviser, Gladstone Management Corporation (the “Adviser”) provides these services on our behalf through its officers who are also our officers.  In addition, our Adviser provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to the Adviser in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to the Adviser.  Any fees received for other services, with the exception of recurring monitoring and review fees, by the Adviser are currently credited against the base management fee payable to the Adviser pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such credits.  The specific other services the Adviser provides vary by portfolio company, but generally include a broad array of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. To date the Adviser has not charged for managerial assistance services, however, if the Adviser does receive fees for such managerial assistance, the Adviser will credit the managerial assistance fees to the base management fee due from us to the Adviser.

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

During the six months ended March 31, 2007, we extended, directly or through participations, approximately $127.6 million of new loans to a total of 32 companies.  Also, during the six months ended March 31, 2007, one borrower repaid its loans ahead of contractual maturity, one borrower refinanced its investment and we sold or were repaid in full on 11 syndicated loans of approximately $56.9 million, and we received scheduled contractual principal repayments of approximately $5.1 million, for total principal repayments of approximately $62.0 million.  Since our initial public offering in August 2001, we have made 190 different loans to, or investments in, 100 companies for a total of approximately $622.2 million, before giving effect to principal repayments on investments and divestitures.

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

We have been externally managed by our Adviser pursuant to an investment advisory and management agreement since October 1, 2004. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas, Kentucky and Washington.

Investment Advisory and Management Agreement

On December 2, 2005, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with the Adviser and an administration agreement (the “Administration Agreement”) between us and our Administrator, both of which became effective on October 1, 2006.  The Amended Advisory Agreement replaced the original advisory agreement (the “Initial Advisory Agreement”), which terminated on September 30, 2006.  We will continue to pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Amended Advisory Agreement.

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

The Adviser’s board of directors has agreed to voluntarily waive 1.5% of the annual 2.0% base management fee to 0.5% for senior syndicated loans for the three months ended March 31, 2007.

In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by the Adviser from our portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to the Adviser and credited under the Amended Advisory Agreement.

The Adviser services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan, LLC (“Business Loan”) in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility.  Effective in April 2006, the Adviser’s board of directors voted to reduce the portion of the annual fee to 0.5% for senior syndicated loans.  This fee directly reduces the amount of fee payable under both the Initial and Amended Advisory Agreements.  For the three months ended March 31, 2007 and 2006, we incurred $760,623 and $734,644, respectively, and for the six months ended March 31, 2007 and 2006 we incurred $1,479,775 and $1,450,059, respectively, in loan servicing fees.

For the three months ended March 31, 2007, the gross base management fee, based on the Amended Advisory Agreement, before reductions for loan servicing and other fees was $1,211,108, as compared to $1,087,023 for the three months ended March 31, 2006. After being reduced by loan servicing fees of $760,623 and other fees received by the Adviser of $775,000, our net base management fee was a credit of $324,516 for the three months ended March 31, 2007, as compared to reductions for loan servicing fees of $734,644 and other fees received by the Adviser of $673,000, our net base management fee was a credit of $320,621 for the three months ended March 31, 2006. For the six months ended March 31, 2007, the gross base management fee, based on the Amended Advisory Agreement, before reductions for loan servicing fees and other fees was $2,328,692.  After being reduced by loan servicing fees of $1,479,775 and other fees received by the Adviser of $1,086,000, our net base management fee for the six months ended March 31, 2007 was a credit of $237,084.  For the six months ended March 31, 2006, the gross base management fee, before reductions for loan servicing fees and other fees was $2,071,139.  After being reduced by loan servicing fees of $1,450,059 and other fees received by the Adviser of $1,223,000, our net base management fee for the six months ended March 31, 2006 was a credit of $601,920.  At March 31, 2007, $217,631 of unpaid loan servicing fees and $324,516 of base management fee due to us was recorded net in fees due from Adviser in the accompanying consolidated statement of assets and liabilities.

For the three and six months ended March 31, 2007, we recorded a gross incentive fee of $1,158,995 and $2,307,478, respectively, which was offset by a waiver voluntarily issued by the Adviser’s board of directors of $1,088,378 and $1,657,372, respectively, which resulted in a net incentive fee due to the Adviser of $70,617 and $650,106, respectively, of which $70,617 is unpaid and is netted and recorded in fees due from Adviser on our consolidated statements of assets and liabilities.  There was no incentive fee recorded for the three and six months ended March 31, 2006 as the Amended Advisory Agreement was not in effect.

Administration Agreement

Under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser.  For the three and six months ended March 31, 2007, we incurred $168,766 and $294,851, respectively, for the administration fee and since the Administration Agreement was not in effect at March 31, 2006, no such expense was recorded.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K as of March 31, 2007.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We adopted the provisions of SFAS No. 154, as applicable, on October 1, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adoption of SAB 108 did not have an impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This pronouncement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this pronouncement on the consolidated financial statements.

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

Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by or under the direction of our Board of Directors. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized OID and PIK interest, if any. We then apply the methods set out below in “Valuation Methods.” Members of our Adviser’s portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

At March 31, 2007, we engaged Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) to submit opinions of value for most of our loan securities. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is forwarded along to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes whether to accept the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors elected to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the schedule of investments as of March 31, 2007 and September 30, 2006, included in our consolidated financial statements.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  Currently, none of our investments are on non-accrual.  At March 31, 2007, no payments were past due on any of our debt securities.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2007 and September 30, 2006, representing approximately 64% and 73%, respectively, of all loans in our portfolio:

Rating	Mar. 31, 2007	Sept. 30, 2006
Average	7.1	7.2
Weighted Average	7.0	7.2
Highest	10.0	9.0
Lowest	5.0	6.0

The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at March 31, 2007 and September 30, 2006, representing approximately 14% and 17%, respectively, of all loans in our portfolio:

Rating	Mar. 31, 2007	Sept. 30, 2006
Average	6.2	6.1
Weighted Average	6.1	6.3
Highest	9.0	8.0
Lowest	4.0	4.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that are currently rated by an NRSRO at March 31, 2007 and September 30, 2006, representing approximately 22% and 10%, respectively, of all loans in our portfolio:

Rating	Mar. 31, 2007	Sept. 30, 2006
Average	B-/B3	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	BB-/Ba2	B-/B3
Lowest	CCC/Caa3	CCC/Caa1

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as participations in syndicated loans, at the indicative bid price offered by the syndication agent on the valuation date.  At March 31, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 31 debt securities in our portfolio.  At September 30, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 9 debt securities in our portfolio.

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

We value convertible debt, equity, success fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust. At March 31, 2007 and September 30, 2006, there was no market for any of the equity securities we owned. To value equity securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At March 31, 2007 and September 30, 2006, we had $146,124 and $37,000, respectively, invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $281,379,326 and $216,165,986, respectively.

At March 31, 2007, we had total unrealized depreciation of $3,037,674, which was mainly comprised of unrealized deprecation of $1,250,000 on our senior subordinated term debt investment in Visual Edge Technology, Inc., unrealized depreciation of $733,000, on the aggregate of our investments in LocalTel, Inc. and unrealized depreciation of $482,488 on our senior subordinated term debt investment in Consolidated Bedding, Inc.  Unrealized appreciation of $1,754,910 was primarily composed of unrealized appreciation of $789,061 on our warrants in Finn Corporation, a $180,800 success fee value on our senior term debt investment in Allied Extruders, Inc. and a $94,219 success fee value on our senior term debt investment in SCPH Holdings, Inc.  In the aggregate, we recorded net unrealized depreciation of $1,282,764 on our total investment portfolio as of March 31, 2007.

At September 30, 2006, we had total unrealized appreciation of $2,015,198, which was mainly comprised of unrealized appreciation of $672,431 on our warrants of Finn Corporation, unrealized appreciation of $607,625 on our senior term debt in Mistras Holding Corporation and unrealized appreciation of $148,287 on our senior subordinated term debt investment in Xspedius Communications, LLC.  This unrealized appreciation was offset by unrealized depreciation of $575,434, most notably composed of unrealized depreciation of $131,367 on our senior subordinated term debt investment in Consolidated Bedding, Inc. and unrealized depreciation of $115,750 on our senior term debt in LocalTel Inc. In the aggregate, we recorded net unrealized appreciation of $1,439,764 on our total investment portfolio as of September 30, 2006.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Investment Income

Investment income for the three months ended March 31, 2007 was $8,643,778, as compared to $7,000,700 for the three months ended March 31, 2006.  Interest income from our investment portfolio increased from March 31, 2006 due to the increase in new loans of $127,641,175, offset by principal repayments and investment sales of approximately $62,230,246.

Interest income from our investments in debt securities of private companies was $8,254,459 for the three months ended March 31, 2007, as compared with $6,875,264 for the three months ended March 31, 2006, which included approximately $31,000 of PIK interest.  This increase consisted of approximately $65.4 million of net new investments.  As a result of a refinancing by Badanco Acquisition Corp. in January 2007, we recorded a success fee of approximately $533,000.

The annualized weighted average yield on our portfolio for the three months ended March 31, 2007 was 12.0%; there was no PIK interest accrued during the three months ended March 31, 2007. The annualized weighted average yield on our portfolio for the three months ended March 31, 2006 was 12.7% (with and without giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended March 31, 2007 was $31,645, as compared to $4,624 for the three months ended March 31, 2006.

For the three months ended March 31, 2007 and March 31, 2006, we recorded $132,931 and $107,033, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options. The increase is the result of additional loans issued in connection with employee stock option exercises during the fourth quarter of the previous fiscal year.

For the three months ended March 31, 2007, we recorded $224,743 of prepayment fees and other income, as compared to $13,779 for the three months ended March 31, 2006.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, prior to credits from the Adviser, for the three months ended March 31, 2007 were $4,782,799, as compared to $2,469,884 for the three months ended March 31, 2006. Operating expenses for the three months ended March 31, 2007 reflected a significant increase in interest expense and management fees, prior to credits, as well as the addition of the incentive and administration fees, prior to credits, under the Amended Advisory and Administration Agreements.

Loan servicing fees of $760,623 were incurred for the three months ended March 31, 2007, as compared to $734,644 for the three months ended March 31, 2006.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.  These fees were reduced against the amount of the base management fee due to our Adviser.

For the three months ended March 31, 2007, we incurred a gross base management fee of $450,484 less credits for fees received by our Adviser of $775,000, for a net base management fee credit of $324,516 as compared to the three months ended March 31, 2006, in which we incurred a gross base management fee of $352,379, less credits for fees received by our Adviser of $673,000, for a net base management credit of $320,621. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement.”  The fees increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year and fewer credits for fees received by our Adviser which reduce the base management fee.

Effective October 1, 2006, the income based incentive fee became effective and as such we recorded a gross incentive fee of $1,158,995, which was reduced by a voluntary waiver issued by our Adviser’s board of directors of $1,088,378, which resulted in a net incentive fee of $70,617, which is recorded in fees due to Adviser on our consolidated statements of assets and liabilities.  There was no incentive fee recorded for the three months ended March 31, 2006, as the Amended Advisory Agreement was not in effect.

Effective October 1, 2006, the Administration Agreement became effective in which we provide payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.  We incurred an administration fee of $168,766 for the three months ended March 31, 2007.  There was no administration fee recorded during the three months ended March 31, 2006, as the Administration Agreement was not in effect.

Professional fees, consisting primarily of legal and audit fees, for the three months ended March 31, 2007 were $109,081, as compared to $110,887 for the three months ended March 31, 2006.  The slight decrease is due to the reimbursement of certain legal fees at the time of the investment funding.

Amortization of deferred financing costs, in connection with our line of credit, was $68,200 for the three months ended March 31, 2007 and $32,286 for the three months ended March 31, 2006.  The increase is due to the amortization of additional fees incurred with our line of credit which were not in place during the prior year period.

Interest expense for the three months ended March 31, 2007 was $1,811,019, as compared to $948,166 for the three months ended March 31, 2006.   This increase is primarily a result of increased borrowings under our line of credit during the three months ended March 31, 2007, which borrowings were partially used to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Stockholder related costs for the three months ended March 31, 2007 were $87,288, as compared to $115,864 for the three months ended March 31, 2006.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, SEC filing fees and annual report printing fees.  These fees decreased during the three months ended March 31, 2007 since there was a decline in filing fees.

Directors’ fees for the three months ended March 31, 2007 were $56,970, as compared to $30,212 for the three months ended March 31, 2006 due to the increase in annual stipend fees and their related monthly amortization.

Insurance expense for the three months ended March 31, 2007 was $62,398, as compared to $50,590 for the three months ended March 31, 2006. The increase was primarily the result of an increase in the amortization of our directors and officers insurance policy premiums.

There was no stock option compensation expense recorded for the three months ended March 31, 2007 as there was no longer a stock option plan in effect.  Stock option compensation expense for the three months ended March 31, 2006 was $34,065 and was the result of the adoption of the SFAS No. 123 (revised 2004) “Share-based Payment.”

Other expenses were $48,975 for the three months ended March 31, 2007, as compared to $60,791 for the three months ended March 31, 2006.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized Gain on Sale of Investments

During the three months ended March 31, 2007, we sold or were repaid in full on nine syndicate loan investments for a net gain of $84,205, as compared to a gain of $377,500 from the sale of a syndicate investment during the three months ended March 31, 2006.

Realized Gain on Settlement of Derivative

During the three months ended March 31, 2007, we received interest rate cap agreement payments of $10,239 as a result of the one month LIBOR exceeding 5%.  There was no realization during the three months ended March 31, 2006 as the one month LIBOR was below 5%.

Net Unrealized Depreciation on Derivative

During the three months ended March 31, 2007, we recorded net unrealized depreciation of $15,801 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized appreciation of $24,658 during the three months ended March 31, 2006.

Net Unrealized (Depreciation) Appreciation on Investments

For the three months ended March 31, 2007, we recorded net unrealized depreciation on investments of $1,718,149, as compared to net unrealized depreciation of $15,593, for the three months ended March 31, 2006.  The unrealized depreciation is mainly attributable to the depreciated fair value on certain investments.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $4,084,851 for the three months ended March 31, 2007.  Based on a weighted-average of 12,249,683 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended March 31, 2007 was $0.33, basic and diluted.

For the three months ended March 31, 2006, we realized a net increase in net assets resulting from operations of $5,590,381.  Based on a weighted-average of 11,308,510 (basic) and 11,536,360 (diluted) shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended March 31, 2006 was $0.49 (basic) and $0.48 (diluted).

Comparison of the Six Months Ended March 31, 2007 to the Six Months Ended March 31, 2006

Investment Income

Investment income for the six months ended March 31, 2007 was $16,877,496, as compared to $13,031,019 for the six months ended March 31, 2006.  Interest income from our investment portfolio increased from March 31, 2006 due to the increase in new loans of $127,641,175, offset by principal repayments and investment sales of approximately $62,230,246.

Interest income from our investments in debt securities of private companies was $16,153,059 for the six months ended March 31, 2007 as compared with $12,722,371 for the six months ended March 31, 2006, which included approximately $63,000 of PIK interest.  This increase consisted of net new investments of approximately $65.4 million for the six months ended March 31, 2007, as compared to net new investments of approximately $1.6 million for the six months ended March 31, 2006.  As a result of a refinancing by Badanco Acquisition Corp. and a full repayment by Mistras Holdings Corp., we recorded success fees of approximately $1,733,000 during the six months ended March 31, 2007.

The annualized weighted average yield on our portfolio for the six months ended March 31, 2007 was 12.6%; there was no PIK interest accrued during the six months ended March 31, 2007. The annualized weighted average yield on our portfolio for the six months ended March 31, 2006 was 12.6% (with and without giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the six months ended March 31, 2007 was $68,914, as compared to $13,536 for the six months ended March 31, 2006 due to an increase in cash held in the custodial account which is interest bearing.

For the six months ended March 31, 2007 and March 31, 2006, we recorded $271,122 and $214,126, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options. The increase is the result of additional loans issued in connection with employee stock option exercises during the fourth quarter of the previous fiscal year.

For the six months ended March 31, 2007, we recorded $384,401 of prepayment fees and other income, as compared to $80,986 for the six months ended March 31, 2006.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, prior to credits from the Adviser, for the six months ended March 31, 2007 were $8,733,585, as compared to $4,557,552 for the six months ended March 31, 2006. Operating expenses for the six months ended March 31, 2007 reflected a significant increase in interest expense and management fees, prior to credits, as well as the addition of the incentive and administration fees, prior to credits, under the Amended Advisory and Administration Agreements.

Loan servicing fees of $1,479,775 were incurred for the six months ended March 31, 2007, as compared to $1,450,059 for the six months ended March 31, 2006.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.  These fees were reduced against the amount of the base management fee due to our Adviser.

For the six months ended March 31, 2007, we incurred a gross base management fee of $848,916, less credits for fees received by our Adviser of $1,086,000, for a net base management fee credit of $237,084, as compared to the six months ended March 31, 2006, in which we incurred a gross base management fee of $621,080, less credits for fees received by our Adviser of $1,223,000, for a net base management credit of $601,920. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement.”  The fees increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year and fewer credits for fees received by our Adviser which reduce the base management fee.

Effective October 1, 2006, the income based incentive fee became effective and as such we recorded a gross incentive fee of $2,307,478, which was reduced by a voluntary waiver issued by our Adviser’s board of directors of $1,657,372, which resulted in a net incentive fee of $650,106, which is recorded in fees due to Adviser on our consolidated statements of assets and liabilities.  There was no incentive fee recorded for the six months ended March 31, 2006, as the Amended Advisory Agreement was not in effect.

Effective October 1, 2006, the Administration Agreement became effective in which we provide payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.  We incurred an administration fee of $294,851 for the six months ended March 31, 2007.  There was no administration fee recorded during the six months ended March 31, 2006, as the Administration Agreement was not in effect.

Professional fees, consisting primarily of legal and audit fees, for the six months ended March 31, 2007 were $220,001, as compared to $233,353 for the six months ended March 31, 2006.  The slight decrease is due to the reimbursement of certain legal fees at the time of investment funding.

Amortization of deferred financing costs, in connection with our line of credit, was $126,500 for the six months ended March 31, 2007 and $58,536 for the six months ended March 31, 2006.  The increase is due to the amortization of additional fees incurred with our line of credit which were not in place during the prior year period.

Interest expense for the six months ended March 31, 2007 was $2,931,276, as compared to $1,600,244 for the six months ended March 31, 2006.   This increase is primarily a result of increased borrowings under our line of credit during the six months ended March 31, 2007, which borrowings were partially used to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Stockholder related costs for the six months ended March 31, 2007 were $151,016, as compared to $244,799 for the six months ended March 31, 2006.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, SEC filing fees and annual report printing fees.  These fees decreased during the six months ended March 31, 2007 since there was no special proxy solicitation filed as there was during the six months ended March 31, 2006.

Directors’ fees for the six months ended March 31, 2007 were $111,220, as compared to $54,212 for the six months ended March 31, 2006 due to the increase in annual stipend fees and their related monthly amortization.

Insurance expense for the six months ended March 31, 2007 was $125,092, as compared to $101,367 for the six months ended March 31, 2006. The increase is primarily the result of an increase in the amortization of our directors and officers insurance policy premiums.

There was no stock option compensation expense recorded for the six months ended March 31, 2007 as there was no longer a stock option plan in effect.  Stock option compensation expense for the six months ended March 31, 2006 was $77,322 and was the result of the adoption of the SFAS No. 123 (revised 2004) “Share-based Payment.”

Other expenses were $137,460 for the six months ended March 31, 2007, as compared to $116,580 for the six months ended March 31, 2006.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

During the six months ended March 31, 2006, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Net Realized Gain (Loss) on Sale of Investments

During the six months ended March 31, 2007, we sold or were repaid in full on eleven syndicate loan investments for a net gain of $86,519, as compared to an aggregate net loss of $803,095, which was composed of $1,180,595 loss from the sale of two investments and a gain of $377,500 from the sale of a syndicate investment during the six months ended March 31, 2006.

Realized Gain on Settlement of Derivative

During the six months ended March 31, 2007, we received interest rate cap agreement payments of $22,793 as a result of the one month LIBOR exceeding 5%.  There was no realization during the six months ended March 31, 2006 as the one month LIBOR was below 5%.

Net Unrealized (Depreciation) Appreciation on Derivative

During the six months ended March 31, 2007, we recorded net unrealized depreciation of $25,613 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized appreciation of $23,766 during the six months ended March 31, 2006.

Net Unrealized (Depreciation) Appreciation on Investments

For the six months ended March 31, 2007, we recorded net unrealized depreciation on investments of $2,722,528, as compared to net unrealized appreciation of $4,956,829, for the six months ended March 31, 2006.  The unrealized depreciation is mainly attributable to the depreciated fair value on certain investments.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $8,248,454 for the six months ended March 31, 2007.  Based on a weighted-average of 12,272,012 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the six months ended March 31, 2007 was $0.67, basic and diluted.

For the six months ended March 31, 2006, we realized a net increase in net assets resulting from operations of $13,823,730.  Based on a weighted-average of 11,307,510 (basic) and 11,555,479 (diluted) shares outstanding, our net increase in net assets from operations per weighted-average common share for the six months ended March 31, 2006 was $1.22 (basic) and $1.20 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had investments in debt securities of, or loans to, 51 private companies, totaling approximately $281.5 million (cost basis) of total assets.

During the six months ended March 31, 2007 and March 31, 2006, the following investment activity occurred:

Quarter Ended	New Investments	Principal Repayments	Net Gain/(Loss) on Disposal
March 31, 2007	$75,330,167	$38,263,017	$84,205
December 31, 2006	52,311,008	23,967,229	2,314
	$127,641,175	$62,230,246	$86,519

March 31, 2006	$38,471,109	$24,815,067	$377,500
December 31, 2005	26,688,457	38,702,066	(1,180,595)
	$65,159,566	$63,517,133	$(803,095)

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended September 30,	Amount
2007	$3,467,481
2008	10,569,881
2009	18,976,253
2010	30,422,730
2011	80,548,730
Thereafter	137,540,375
$281,525,450

Net cash used in operating activities for the six months ended March 31, 2007, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was approximately $56.5, million as compared to net cash provided by operating activities of approximately $1.6 million for the six months ended March 31, 2006.  Net cash provided by investing activities consisted of $300,941 and $23,094 for the six months ended March 31, 2007 and March 31, 2006, respectively, and consisted of the principal repayment of employee loans.  Net cash provided by financing activities for the six months ended March 31, 2007 was approximately $58.5 million and mainly consisted of borrowings on our line of credit of approximately $146.9 million, offset by repayments on line of credit borrowings of approximately $76.6 million, and approximately $10.3 million for the payment of dividends.  Net cash used in financing activities was approximately $1.8 million for the six months ended March 31, 2006 and consisted primarily of net cash provided from borrowings on our line of credit, net of repayments, of approximately $7.3 million, offset by the payment of dividends of approximately $9.2 million.

During the six months ended March 31, 2007, cash and cash equivalents increased from approximately $732,000 to approximately $3.0 million.

Subsequent to March 31, 2007, we sold either outright or to our affiliate Gladstone Investment approximately $16.9 million of syndicated loan participations via an independent broker and were repaid in full on one loan origination investment of approximately $5.6 million.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share for July, August, September, October, November and December 2006 and January, February, and March 2007 and $0.135 per common share for January, February, March, April, May and June 2006, and October, November and December 2005.  In April 2007, our Board of Directors declared a monthly dividend of $0.14 per common share for each of April, May and June 2007.

We anticipate continuing to borrow funds and, from time to time issuing additional equity securities, to obtain additional capital to make further investments.  On May 2, 2007, we completed a public offering of 2,000,000 shares of our common stock, at a price of $24.25 per share, under a shelf registration statement on Form N-2 (File No. 333-100385), and pursuant to the terms set forth in a prospectus dated April 16, 2007, as supplemented by a final prospectus dated April 27, 2007.  Net proceeds of the offering, after underwriting discounts and offering expenses were approximately $45,625,000 and were used to repay outstanding borrowings under our line of credit. As a result of the closing of this offering, we have no further capacity for issuing securities under any registration statements.

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $170 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which is scheduled to mature on May 27, 2007.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  Interest rates charged on the advances under the DB Facility will be based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically.  As of March 31, 2007, our outstanding principal balance under the DB Facility was approximately $120.3 million at an interest rate of approximately 5.3%.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2007, the remaining borrowing capacity available under the DB Facility was approximately $49.7 million.

The DB Facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2007, Business Loan was in compliance with all of the DB Facility covenants.  We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.  However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. For the six months ended March 31, 2007, the amount due from custodian increased by approximately $1.2 million.

Our Adviser, services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2007, we were in compliance with our covenants under the performance guaranty.

The DB facility is available for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently our portfolio has approximately 56% of the total loan portfolio cost basis at variable rates with a floor, approximately 2% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, approximately 40% of the total loan portfolio cost basis at variable rates without a floor or ceiling and approximately 1% of the total loan portfolio cost basis is at a fixed rate.

We have a $170 million revolving credit facility, based on variable rates, with Deutsche Bank AG which matures May 2007.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million (which is amortized quarterly) for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At March 31, 2007, the cap agreement had a fair market value of $24,671 and a current notional amount of $10.9 million.  At March 31, 2007, the one month LIBOR rate was approximately 5.32%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $1.5 million or 8.2%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended March 31, 2007.  A hypothetical decrease in the one month LIBOR by 1% would decrease net increase in net assets resulting from operations by approximately $1.5 million, or 8.2%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended March 31, 2007.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Adviser is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.

On October 1, 2006, we implemented an amended and restated investment advisory and management agreement with our Adviser.  In addition to providing for a base management fee based on our total assets, this agreement contemplates a quarterly incentive fee based on our pre-incentive fee net investment income and an annual incentive fee based on our capital gains, if any.  Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods, however our Adviser is not required to issue this waiver.  If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2007 Annual Meeting of Stockholders was held on February 22, 2007.  The stockholders voted and approved the election of three Class III directors to hold office until the 2010 Annual Meeting of Stockholders:

Nominee	Shares Voted For	Authority Withheld
Paul Adelgren	10,985,059	200,228
David Gladstone	11,061,166	124,121
John H. Outland	11,021,844	163,443

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer

Date: May 2, 2007

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to by-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.