Form 10-Q
period 2007-06-30
GLADSTONE CAPITAL CORP
filed 2007-08-06
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 31, 2007 was 14,612,574.

GLADSTONE CAPITAL CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	June 30, 2007	September 30, 2006
ASSETS
Investments at fair value (Cost 6/30/2007: $369,975,398; 9/30/2006: $216,202,986)	$368,949,247	$217,642,750
Cash and cash equivalents	3,491,495	731,744
Interest receivable — investments in debt securities	2,221,606	1,394,942
Interest receivable — employees	32,739	37,396
Due from custodian	3,129,891	3,587,152
Deferred financing fees	246,333	145,691
Prepaid assets	186,643	226,747
Due from employees	—	1,803,283
Other assets	352,796	213,510
TOTAL ASSETS	$378,610,750	$225,783,215

LIABILITIES
Accounts payable	$5,160	$4,072
Interest payable	516,780	247,530
Administration fee due to Administrator	186,895	—
Fees due to Adviser (Refer to Notes 4 and 5)	404,240	240,363
Borrowings under line of credit	161,188,000	49,993,000
Withholding taxes payable	—	1,803,283
Accrued expenses and deferred liabilities	854,322	721,287
Funds held in escrow	202,433	203,193
TOTAL LIABILITIES	163,357,830	53,212,728
NET ASSETS	$215,252,920	$172,570,487

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 14,249,683 and 12,305,008 shares issued and outstanding, respectively	$14,250	$12,305
Capital in excess of par value	225,449,718	181,270,565
Notes receivable — employees	(9,947,366)	(10,248,308)
Net unrealized appreciation on investments	(1,026,151)	1,439,764
Unrealized depreciation on derivative	(279,593)	(253,716)
Realized loss on sale of investments	(780,197)	(861,695)
Realized gain on settlement of derivative	46,212	15,014
Accumulated undistributed net investment income	1,776,047	1,196,558
TOTAL NET ASSETS	$215,252,920	$172,570,487
NET ASSETS PER SHARE	$15.11	$14.02

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
Access Television Network, Inc.	Service-cable airtime (infomercials)	Line of Credit (7)(8)	$—	$—
AccessTV PIN Acquisition LLC		(12.3% Due 3/2009)
Product Information Network		Senior Term Debt (7)	2,979,835	2,948,401
Venture		(12.3% Due 3/2009)

ActivStyle Acquisition Co. ActivStyle, Inc.	Service-medical products distribution	Line of Credit (5) (9) (9.6%, Due 7/2009)	450,000	448,313
		Senior Term Debt (5) (9.6%, Due 7/2011)	2,960,000	2,956,300
		Senior Term Debt (3) (5) (11.8%, Due 7/2011)	2,500,000	2,496,875

Advanced Homecare Management, Inc.	Service-home health nursing services	Senior Subordinated Term Debt (5) (6) (11.9%, Due 12/2013)	6,300,000	6,300,000

Allison Publications, LLC	Service-publisher of consumer	Senior Term Debt (7)	8,014,728	7,933,000
D. Magazine Partners, L.P.	oriented magazines	(10.3%, Due 12/2011)
Allison Media, Inc.
City Newspapers, LP
City Newspapers, Management, LLC

Anitox Acquisition Company	Manufacturing-preservatives for	Senior Real Estate Term Debt	3,412,939	3,360,000
Anitox Holding, Inc.	animal feed	(8.8%, Due 1/2012)
		Line of Credit (10)	—	—
		(9.6%, Due 1/2010)
		Senior Term Debt (5)	2,750,000	2,746,563
		(9.6%, Due 1/2012)
		Senior Term Debt (3) (5)	2,750,000	2,746,563
		(11.8%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (5) (12.1%, Due 7/2012)	9,701,250	9,701,250

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (6) (7.3%, Due 9/2013)	3,001,880	2,992,500
		Senior Subordinated Term Debt (6) (9.9%, Due 3/2014)	1,510,393	1,505,625

CCS, LLC	Service-cable tv franchise owner	Senior Term Debt (7) (12.3%, Due 7/2007)	3,455,580	3,424,146

CHG Companies, Inc.	Service-healthcare staffing	Letter of Credit (5) (6)	400,000	404,000
CHG Medical Staffing, Inc.		(7.9%, Due 12/2012)
		Senior Term Debt (5) (6) (7.8%, Due 12/2012)	1,596,000	1,605,975
		Senior Subordinated Term Debt (5) (6) (11.3%, Due 12/2012)	500,000	503,125

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2007
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
Chinese Yellow Pages Company	Service-publisher of Chinese	Line of Credit (7)(11)	$150,071	$150,071
	language directories	(12.3%, Due 9/2010)
		Senior Term Debt (7)	1,235,008	1,222,435
		(12.3%, Due 9/2010)

Clinton Holdings, LLC	Distribution-aluminum sheets	Senior Subordinated Term Debt (5)	15,500,000	15,519,375
Clinton Aluminum Acquisition,	and stainless steel	(12.6%, Due 1/2013)
LLC		Common Stock Warrants	109,124	125,864
Metal Transportation, LLC
Clinton Distribution Center, LLC

CMI Acquisition, LLC (d/b/a Triangle Metal Industries)	Service-recycling	Senior Subordinated Term Debt (7) (12.3%, Due 11/2012)	6,500,000	6,500,000
TMC Acquisition, LLC

Community Media Corporation	Service-publisher of free weekly newspapers	Senior Term Debt (7) (10.8%, Due 7/2007)	2,572,497	2,547,350

Country Road	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	5,965,833	6,030,000
Communications LLC		(13.2%, Due 7/2013)
Country Road Management, Inc.

Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt (3) (5) (13.3%, Due 4/2010)	6,325,000	6,317,094

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (5) (8.8%, Due 11/2010)	4,100,000	4,110,250
Doe & Ingalls of North Carolina Operating LLC		Senior Term Debt (3) (5) (9.8%, Due 11/2010)	4,466,250	4,471,833
Doe & Ingalls of Florida Operating LLC
Doe & Ingalls of Virginia Operating LLC
Doe & Ingalls of Maryland Operating LLC

Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt (6) (7.6%, Due 11/2013)	2,440,341	2,450,020
		Senior Subordinated Term Debt (6) (10.4%, Due 5/2014)	2,013,460	2,020,000

Express Courier International, Inc.	Service-ground delivery and logistics	Line of Credit (12) (9.6%, Due 6/2009)	—	—
		Senior Term Debt (5) (9.6%, Due 6/2011)	4,347,500	4,347,500
		Senior Term Debt (3) (5) (11.8%, Due 6/2011)	3,950,000	3,950,000

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2007
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants	$37,000	$2,972,858

Florida Cable, Inc.	Service-cable and internet	Senior Term Debt (7)	5,906,391	5,849,810
Lakepointe Limited Partnership	system operator	(11.8%, Due 7/2010)

FR X Ohmstede Holdings, LLC	Service & Manufacturing-heat	Senior Term Debt (6)	2,739,130	2,756,250
FR X Ohmstede Acquisitions Co.	exchangers	(7.9%, Due 8/2013)
		Senior Subordinated Term Debt (6) (12.4%, Due 8/2014)	3,011,190	3,015,000

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (3) (5) (14.3%, Due 11/2009)	5,150,000	4,944,000

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (6)	497,500	499,988
Gold Toe Investment Corp.		(8.1%, Due 10/2013)
		Senior Subordinated Term Debt (6) (11.4%, Due 4/2014)	500,000	505,000

Greatwide Logistics Services, Inc.	Service - logistics and transportation	Senior Term Debt (6) (8.6%, Due 12/2013)	3,980,000	3,880,500
		Senior Subordinated Term Debt (6) (11.9%, Due 6/2014)	4,000,000	3,840,000

Harrington Holdings, Inc.	Service - healthcare products	Senior Term Debt (6)	2,493,750	2,506,219
Harrington Acquisition Corp.	distribution	(7.8%, Due 1/2014)
		Senior Subordinated Term Debt (6) (11.4%, Due 1/2014)	5,000,000	5,025,000

Heartland Communications Group, LLC	Service-radio station operator	Line of Credit (7)(13) (11.8%, Due 5/2008)	9,856	9,856
Heartland Comm. License, LLC		Senior Term Debt (7)	4,873,531	4,823,237
Heartland Comm. Houghton		(11.8%, Due 5/2011)
License, LLC
Tu-Mar Broadcasting, Inc.

International Junior Golf	Service-golf training	Line of Credit (5) (14) (9.6%, Due 5/2010)	500,000	499,375
		Senior Term Debt (5) (9.6%, Due 5/2012)	2,650,000	2,646,688
		Senior Term Debt (3) (5) (11.8%, Due 5/2012)	2,500,000	2,493,750

It’s Just Lunch International, LLC	Service-dating service	Line of Credit (5) (15) (9.3%, Due 6/2009)	550,000	514,250
		Senior Term Debt (5) (9.6%, Due 6/2011)	3,300,000	3,085,500
		Senior Term Debt (3) (5) (15) (11.8%, Due 6/2011)	500,000	467,500

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2007
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
John Henry Holdings, Inc. Multi Packaging Solutions, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (6) (12.3%, Due 6/2011)	$8,000,000	$8,000,000

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (6) (7.8%, Due 11/2013)	1,498,218	1,492,500
		Senior Subordinated Term Debt (6) (10.8%, Due 5/2014)	1,509,209	1,507,500

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit (7) (16) (13.3%, Due 3/2010)	150,000	150,000
		Senior Term Debt (7) (13.3%, Due 3/2010)	1,825,404	1,806,543

LocalTel, Inc.	Service-yellow pages publishing	Line of Credit (5) (17) (9.8%, Due 6/2009)	1,275,000	1,096,500
		Senior Term Debt (5) (9.8%, Due 6/2011)	2,687,500	2,311,250
		Senior Term Debt (3) (5) (12.3%, Due 6/2011)	2,750,000	2,282,500

Macfadden Performing Arts Media, LLC	Service-magazine publisher	Line of Credit (7) (11.3%, Due 6/2009)	515,979	515,979
		Senior Term Debt (7) (11.3%, Due 6/2009)	6,775,441	6,700,000

MCA Communications, LLC	Service-internet-based data	Line of Credit (7)	798,349	792,063
MCA Internet, LLC	publisher	(non-accrual, Due 9/2006)

Meteor Holding Corporation	Manufacturing-bar code scanning	Senior Term Debt (6)	2,354,100	2,364,281
Metrologic Instruments, Inc.	and data capture	(8.3%, Due 12/2013)
		Senior Subordinated Term Debt (6)	1,500,000	1,509,375
		(11.6%, Due 12/2013)

Multi-Ag Media LLC	Service-dairy magazine publisher/	Senior Term Debt (7)	2,643,911	2,618,764
HFW Communications, Inc.	information database	(12.3%, Due 12/2009)
Dairy Radio, LLC
DPW Publishing, Inc.
Phoenix Data Processing, LLC

Newhall Holdings, Inc. (d/b/a Newhall Laboratories)	Service-distributor of personal care products and supplements	Line of Credit (7) (20) (8.8%, Due 5/2010)	—	—
Golden Sun, Inc.		Senior Term Debt (3) (7) (9.1%, Due 5/2012)	4,500,000	4,500,000
		Senior Term Debt (3) (7) (11.3%, Due 5/2012)	4,500,000	4,500,000

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2007
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
Northern Contours	Manufacturing-veneer and	Senior Subordinated Term Debt (5)	$7,000,000	$7,008,750
Northern Contours of Kentucky, Inc.	laminate components	(12.3%, Due 5/2010)
Norcon Holding LLC
Norcon Lewis LLC

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit (21) (9.6%, Due 12/2009)	—	—
		Senior Term Debt (5) (9.6%, Due 12/2011)	2,500,000	2,496,875
		Senior Term Debt (3)(5) (12.3%, Due 12/2011)	4,500,000	4,494,375

Precision Acquisition Group	Manufacturing-consumable	Equipment Note (5) (22)	591,228	591,228
Holdings, Inc.	components for the aluminum	(9.8%, Due 10/2011)
Precision Asset Acquisition	industry	Senior Term Debt (5)	5,000,000	5,012,500
Company, LLC		(9.8%, Due 10/2010)
		Senior Term Debt (3)(5) (11.8%, Due 10/2010)	4,200,000	4,210,500

PROFITSystems Acquisition Co.	Service-design and develop	Line of Credit (23)	—	—
PROFITSystems, Inc.	ERP software	(9.6%, Due 7/2009)
		Senior Term Debt (5) (9.6%, Due 7/2011)	2,875,000	2,878,594
		Senior Term Debt (3)(5) (11.8%, Due 7/201)	2,900,000	2,903,625

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (5)(6) (11.6%, Due 1/2012)	7,802,222	7,755,841

Reading Broadcasting, Inc.	Service-television station operator	Senior Term Debt (7) (12.8%, Due 12/2011)	7,087,084	7,017,930

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (5) (9.8%, Due 1/2011)	3,000,000	2,910,000
		Senior Term Debt (4) (5) (12.3%, Due 1/2011)	3,000,000	2,895,000

RedPrairie Holding, Inc.	Service-design and develop	Senior Term Debt (6)	4,457,500	4,457,500
RedPrairie Corporation	supply chain software	(8.4%, Due 7/2012)
Blue Cube Software, Inc.		Senior Subordinated Term Debt (6) (11.9%, Due 1/2013)	3,000,000	3,000,000

RiskMetrics Group Holdings, LLC	Service - develop risk and wealth management solutions	Senior Term Debt (6) (7.6%, Due 1/2014)	1,995,000	1,999,988
		Senior Subordinated Term Debt (6) (10.9%, Due 7/2014)	500,000	505,000

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (7) (14.3%, Due 10/2008)	2,485,032	2,459,885

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2007
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
SCS Acquisition Corp. (d/b/a Specialty Coatings Systems)	Service-chemically treated equipment distribution	Senior Term Debt (5) (17) (9.3%, Due 12/2011)	$5,442,311	$5,442,311
		Senior Term Debt (3) (5) (17) (11.3%, Due 12/2011)	6,531,250	6,531,250

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (7) (12.0%, Due 6/2011)	7,875,441	7,800,000

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Credit Facility (5) (24) (9.3%, Due 5/2010)	600,000	598,500
		Senior Term Debt (5) (9.3%, Due 5/2012)	17,000,000	16,978,750
		Senior Term Debt (3) (5) (11.8%, Due 5/2012)	10,000,000	9,975,000

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Credit Facility (5) (25) (9.8%, Due 1/2011)	500,000	499,375
		Senior Term Debt (5) (9.8%, Due 1/2011)	2,887,500	2,887,500
		Senior Term Debt (3) (5) (12.3%, Due 1/2011)	3,000,000	3,000,000

U.S. HealthCare Communications, LLC	Service-magazine publisher/operator	Senior Term Debt (7) (11.3%, Due 4/2011)	2,244,182	2,219,035

Viapack, Inc.	Manufacturing-polyethylene	Senior Real Estate Term Debt	975,000	975,000
P&O Packaging Acquisition LLC	film	(9.8%, Due 3/2011)
		Senior Term Debt (3) (5) (19) (11.3%, Due 3/2011)	4,223,438	4,202,320

Visual Edge Technology, Inc.	Service-office equipment	Senior Subordinated Term Debt (5)	5,000,000	3,625,000
Graphic Enterprises, Inc.	distribution	(13.3%, Due 8/2011)
Copeco, Inc.

Wesco Holdings, Inc.	Service-aerospace parts and	Senior Term Debt (6)	2,478,317	2,466,436
Wesco Aircraft Hardware Corp.	distribution	(7.6%, Due 9/2013)
		Senior Subordinated Term Debt (6) (11.1%, Due 3/2014)	2,271,494	2,289,375

West Coast Yellow Pages, Inc.	Service-directory publisher	Senior Term Debt (7) (13.8%, Due 8/2010)	1,624,251	1,605,390

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (5)	15,000,000	14,925,000
WHI Holding Corp.		(12.6%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5) (9.1%, Due 6/2012)	2,000,000	2,002,500
		Senior Subordinated Term Debt (5) (12.3%, Due 6/2012)	10,000,000	10,012,500

WP Evenflo Group Holdings Inc.	Manufacturing-infant and	Senior Term Debt (6)	1,990,000	1,999,950
WP Evenflo Acquisition, Inc.	juvenile products	(7.8%, Due 2/2013)
		Senior Subordinated Term Debt (6) (11.3%, Due 2/2014)	2,000,000	2,000,000
Total:			$369,975,398	$368,949,247

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

(2)             Percentage represents interest rates in effect at June 30, 2007 and due date represents the contractual maturity date.

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

(6)             Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of June 29, 2007, from the respective originating syndication agent’s trading desk.

(7)             Investment valued at cost due to recent acquisition.

(8)             Availability under the Access TV credit facility totals $500,000. There were no borrowings outstanding as of June 30, 2007.

(9)             Availability under the ActivStyle credit facility totals $1,500,000.  Borrowings of $450,000 were outstanding at June 30, 2007.

(10)       Availability under the Anitox credit facility totals $3,000,000.  There were no borrowings outstanding at June 30, 2007.

(11)       Availability under the Chinese Yellow Pages credit facility totals $950,000.  Borrowings of $150,071 were outstanding at June 30, 2007.

(12)       Availability under the Express Courier credit facility totals $1,500,000.  There were no borrowings outstanding at June 30, 2007.

(13)       Availability under the Heartland credit facility totals $500,000.  Borrowings of $9,856 were outstanding at June 30, 2007.

(14)       Availability under the International Junior Golf credit facility totals $1,000,000.  Borrowings of $500,000 were outstanding at June 30, 2007.

(15)       Remaining availability under the It’s Just Lunch revolving credit facility totals $200,000, borrowings of $550,000 were outstanding at June 30, 2007.  The company may borrow an additional $1,750,000 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval, borrowings of $500,000 were outstanding at June 30, 2007.

(16)       Availability under the KMBQ credit facility totals $200,000.  Borrowings of $150,000 were outstanding at June 30, 2007.

(17)       Availability under the LocalTel credit facility totals $3,000,000.  Borrowings of $1,275,000 were outstanding at June 30, 2007.

(18)       Availability under the MacFadden credit facility totals $1,400,000.  Borrowings of $515,979 were outstanding at June 30, 2007.

(19)       The MCA credit facility was matured as of June 30, 2007.  The investment is currently not income producing.

(20)       Availability under the Newhall credit facility totals $4,000,000.  There were no borrowings outstanding as of June 30, 2007.

(21)       Availability under the Pinnacle credit facility totals $500,000.  There were no borrowings outstanding at June 30, 2007.

(22)       Precision may borrow up to $1,000,000 for purposes of acquiring equipment. Borrowings of $591,228 were outstanding at June 30, 2007.

(23)       Availability under the ProfitSystems credit facility totals $1,250,000.  There were no borrowings outstanding at June 30, 2007.

(24)       Availability under the Sunshine credit facility totals $3,000,000.  Borrowings of $600,000 were outstanding at June 30, 2007.

(25)       Availability under the Thibaut credit facility totals $500,000.  Borrowings of $500,000 were outstanding at June 30, 2007.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2007

Company (1)	Industry	Investment (2)	Cost	Fair Value
ActivStyle Acquisition Co.	Service-medical	Line of Credit (16)	$—	$—
ActivStyle, Inc.	products distribution	(9.6%, Due 7/2009)
		Senior Term Debt (5)	3,200,000	3,200,000
		(9.6%, Due 7/2011)
		Senior Term Debt (3) (5)	2,500,000	2,500,000
		(11.8%, Due 7/2011)
Advanced Homecare Management, Inc.	Service-home health	Senior Subordinated Term
	nursing	Debt(5)(6)	5,000,000	5,000,000
	services	(11.33%, Due 12/2013)
Allied Extruders, LLC P&O Packaging Acquisition LLC	Manufacturing-polyethylene	Senior Real Estate Term Debt (9.8%, Due 3/2011)	1,000,000	1,000,000
	film	Senior Term Debt (3) (5)	8,000,000	8,030,000
		(11.3%, Due 3/2011)
Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt (5)	5,145,019	5,157,881
		(10.8%, Due 2/2010)
		Senior Term Debt (3)(5)	8,585,125	8,628,051
		(13.8%, Due 2/2010)
Benetech, Inc.	Service & Manufacturing-	Senior Term Debt (5)	2,112,500	2,144,187
	dust management systems for the coal and electric	(10.3%, Due 5/2009) Senior Term Debt (3) (5)	3,046,875	3,107,813
	utility industries	(13.3%, Due 5/2009)
Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (6) (7.2%, Due 9/2013)	1,002,115	997,500
		Senior Subordinated Term Debt	1,511,554	1,533,750
		(9.9%, Due 3/2014)
Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt (5)	2,438,359	2,306,991
		(14.4%, Due 3/2009)
Country Road Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (5) (6)	5,961,594	6,015,000
Country Road Management, Inc.		(13.3%, Due 7/2013)
Defiance Stamping Company	Manufacturing-trucking parts	Senior Term Debt (3) (5) (13.3%, Due 4/2010)	6,325,000	6,332,906
Doe & Ingalls ManagementLLC Doe & Ingalls of North	Distributor-specialty chemicals	Senior Term Debt (5) (9.8%, Due 11/2010)	4,700,000	4,723,500
Carolina Operating LLC		Senior Term Debt (3) (5)	4,500,000	4,516,875
Doe & Ingalls of Florida		(13.3%, Due 11/2010)
Operating LLC
Doe & Ingalls of Virginia
Operating LLC
Express Courier International, Inc.	Service-ground delivery and logistics	Line of Credit (7) (9.6%, Due 6/2009)	—	—
		Senior Term Debt (5)	4,700,000	4,700,000
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (5)	3,950,000	3,950,000
		(11.8%, Due 6/2011)
Finn Corporation	Manufacturing-landscape	Common Stock Warrants	37,000	709,431
	equipment

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2007

Company (1)	Industry	Investment (2)	Cost	Fair Value
FR X Ohmstede Holdings, LLC	Service &	Senior Term Debt (6)	3,000,000	3,026,250
FR X Ohmstede Acquisitions Co.	Manufacuring-heat	(8.5%, Due 8/2013)
	exchangers	Senior Subordinated Term Debt (6)	3,012,369	3,030,000
		(12.5%, Due 8/2014)
Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (5)	5,300,000	5,233,750
Technologies, Inc.	products and metal fibers	(14.3%, Due 11/2009)
It’s Just Lunch International,	Service-dating service	Line of Credit (12) (5)	200,000	199,500
LLC		(9.2%, Due 6/2009)
		Senior Term Debt (13) (5)	3,300,000	3,291,750
		(9.6%, Due 6/2011)
		Senior Term Debt (3) (14)	—	—
		(11.8%, Due 6/2011)
John Henry Holdings, Inc. Multi Packaging Solutions, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (6) (12.5%, Due 6/2011)	8,000,000	8,000,000
LocalTel, Inc.	Service-yellow pages	Line of Credit (5) (15)	350,000	343,000
	publishing	(9.8%, Due 6/2009)
		Senior Term Debt (5)	2,687,500	2,633,750
		(9.8%, Due 6/2011)
		Senior Term Debt (3) (5)	2,750,000	2,695,000
		(12.3%, Due 6/2011)
Mistras Holdings Corp.	Service & Manufacturing	Senior Term Debt (3) (5)	9,499,999	9,737,499
	nondestructive testing	(11.5%, Due 8/2008)
	instruments, systems	Senior Term Debt (4) (5) (18)	5,250,001	5,620,124
	and services	(12.5%, Due 8/2008)
Network Solutions LLC	Service-internet domain registry and host	Senior Term Debt (6) (10.4%, Due 1/2012)	4,464,358	4,499,747
Northern Contours Northern Contours	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (5) (12.3%, Due 5/2010)	7,000,000	7,017,500
of Kentucky, Inc.
Norcon Holding LLC
Norcon Lewis LLC
PROFITSystems Acquisition Co. PROFITSystems, Inc.	Service-design and develop ERP	Line of Credit (17) (9.6%, Due 7/2009)	—	—
	software	Senior Term Debt (5)	3,100,000	3,100,000
		(9.6%, Due 7/2011)
		Senior Term Debt (5)	2,900,000	2,900,000
		(11.8%, Due 7/201) (3)
Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (5)(6) (11.6%, Due 1/2012)	7,813,274	7,775,183
QCE, LLC (d/b/a Quiznos Corp.)	Service-restaurant franchisor	Senior Term Debt (6) (7.6%, Due 5/2013)	3,010,713	2,977,538
		Senior Term Debt (3) (6)	3,045,560	3,033,750
		(11.1%, Due 11/2013)

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2007

Company (1)	Industry	Investment (2)	Cost	Fair Value
RCS Management Holding Co.	Service-healthcare	Senior Term Debt (3) (5)	3,000,000	3,003,750
	supplies	(9.8%, Due 1/2011)
		Senior Term Debt (4) (5)	3,000,000	3,003,750
		(12.3%, Due 1/2011)
RedPrairie Holding, Inc. RedPrairie Corporation	Service-design and develop supply chain	Senior Term Debt (6) (8.4%, Due 7/2012)	3,990,000	3,990,000
Blue Cube Software, Inc.	software	Senior Subordinated Term Debt (6) (11.9%, Due 1/2013)	2,000,000	2,005,000
SCPH Holdings, Inc. Sea Con Phoenix, Inc.	Manufacturing-underwater	Credit Facility (8) (9.8%, Due 2/2007)	—	—
Phoenix Optix, Inc.	and harsh environment	Senior Term Debt (5)	2,625,000	2,631,563
	components	(10.3%, Due 2/2010)
		Senior Term Debt (3) (5)	2,887,500	2,898,328
		(13.3%, Due 2/2010)
SCS Acquisition Corp.	Service-chemically treated equipment	Senior Term Debt (3) (5) (9) (9.3%, Due 12/2011)	6,250,000	6,257,812
	distribution	Senior Term Debt (3) (5) (10)	6,568,750	6,576,961
		(11.3%, Due 12/2011)
Thibaut Acquisition Co.	Design and	Credit Facility (11)	—	—
	Disbtribution-wall	(9.8%, Due 1/2011)
	coverings	Senior Term Debt (5)	3,325,000	3,325,000
		(9.8%, Due 1/2011)
		Senior Term Debt (3) (5)	3,000,000	3,000,000
		(12.3%, Due 1/2011)
Visual Edge Technology, Inc. Graphic Enterprises, Inc.	Service-office equipment distribution	Senior Subordinated Term Debt (5) (13.3%, Due 8/2011)	5,000,000	4,987,500
Copeco, Inc.
Westlake Hardware, Inc. WHI Holding Corp.	Retail-hardware and variety	Senior Subordinated Term Debt (5) (12.6%, Due 1/2011)	15,000,000	14,981,250
Winchester Electronics	Manufacturing-high	Senior Term Debt (3) (5)	6,000,000	6,007,500
	bandwidth connectors	(12.3%, Due 6/2012)
	and cables
Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (5) (15.8%, Due 3/2010)	5,157,821	5,306,110
Total:			$216,202,986	$217,642,750

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
INVESTMENT INCOME
Interest income — investments	$8,911,643	$5,775,522
Interest income — cash and cash equivalents	109,269	8,178
Interest income — notes receivable from employees	132,795	108,877
Prepayment fees and other income	47,572	630,239
Total investment income	9,201,279	6,522,816

EXPENSES
Interest expense	1,762,249	702,449
Loan servicing (Refer to Notes 4 and 5)	897,634	693,965
Base management fee (Refer to Note 4)	727,259	334,814
Incentive fee (Refer to Note 4)	1,166,529	—
Administration fee (Refer to Note 4)	186,895	—
Professional fees	148,609	166,405
Amortization of deferred financing fees	72,133	36,036
Stockholder related costs	39,434	28,371
Directors fees	56,250	27,500
Insurance expense	66,246	50,589
Stock option compensation	—	202,296
Other expenses	82,062	35,083
Expenses before credit from Adviser	5,205,300	2,277,508
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(1,708,888)	(542,774)
Total expenses net of credits to base management and incentive fees	3,496,412	1,734,734
NET INVESTMENT INCOME	5,704,867	4,788,082

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized loss on sale of investments	(5,021)	(100,850)
Realized gain on settlement of derivative	8,405	1,367
Unrealized (depreciation) appreciation on derivative	(264)	41,486
Net unrealized appreciation on investments	256,613	812,991
Net gain on investments	259,733	754,994

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,964,600	$5,543,076

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$0.44	$0.49
Diluted	$0.44	$0.48

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	13,561,511	11,337,291
Diluted	13,561,511	11,570,425

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
INVESTMENT INCOME
Interest income — investments	$25,064,702	$18,497,893
Interest income — cash and cash equivalents	178,183	21,714
Interest income — notes receivable from employees	403,917	323,003
Prepayment fees and other income	431,973	711,225
Total investment income	26,078,775	19,553,835

EXPENSES
Interest expense	4,693,525	2,302,693
Loan servicing (Refer to Notes 4 and 5)	2,377,409	2,144,024
Base management fee (Refer to Note 4)	1,806,075	955,894
Incentive fee (Refer to Note 4)	3,474,007	—
Administration fee (Refer to Note 4)	481,746	—
Professional fees	368,610	399,758
Amortization of deferred financing fees	198,633	94,572
Stockholder related costs	190,450	273,170
Directors fees	167,470	81,712
Insurance expense	191,338	151,956
Stock option compensation	—	279,618
Other expenses	219,522	151,663
Expenses before credit from Adviser	14,168,785	6,835,060
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(4,682,160)	(1,765,774)
Total expenses net of credits to base management and incentive fees	9,486,625	5,069,286

NET INVESTMENT INCOME BEFORE INCOME TAXES	16,592,150	14,484,549
Income tax expense	—	50,237
NET INVESTMENT INCOME	16,592,150	14,434,312

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on sale of investments	81,498	(903,945)
Realized gain on settlement of derivative	31,198	1,367
Unrealized (depreciation) appreciation on derivative	(25,877)	65,252
Net unrealized (depreciation) appreciation on investments	(2,465,915)	5,769,820
Net (loss) gain on investments	(2,379,096)	4,932,494

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,213,054	$19,366,806

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$1.12	$1.71
Diluted	$1.12	$1.68

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	12,701,845	11,317,437
Diluted	12,701,845	11,549,054

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Operations:
Net investment income	$16,592,150	$14,434,312
Net realized gain (loss) on sale of investments	81,498	(903,945)
Realized gain on settlement of derivative	31,198	1,367
Unrealized (depreciation) appreciation on derivatives	(25,877)	65,252
Net unrealized (depreciation) appreciation on investments	(2,465,915)	5,769,820
Net increase in net assets from operations	14,213,054	19,366,806

Capital transactions:
Issuance of common stock under shelf offering	46,075,000	—
Distributions to stockholders	(16,012,661)	(13,751,539)
Shelf offering costs	(405,708)	—
Repayment of principal on employee notes	300,941	129,943
Stock option compensation	—	279,618
Issuance of common stock under stock option plan	—	1,150,245
Stock surrendered in settlement of withholding tax	(1,488,193)	—
Increase (decrease) in net assets from capital share transactions	28,469,379	(12,191,733)

Total increase in net assets	42,682,433	7,175,073
Net assets at beginning of year	172,570,487	151,610,683
Net assets at end of period	$215,252,920	$158,785,756

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$14,213,054	$19,366,806
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(253,727,829)	(105,076,400)
Principal repayments on investments	99,802,867	107,876,077
Net amortization of premiums and discounts	29,872	(144,501)
Amortization of deferred financing fees	198,633	94,572
Stock compensation expense	—	279,618
Realized loss on investments	122,680	1,329,458
Unrealized depreciation (appreciation) on derivative	25,877	(65,252)
Change in net unrealized depreciation (appreciation) on investments	2,465,915	(5,769,820)
(Increase) decrease in interest receivable	(822,007)	276,230
Decrease in funds due from custodian	457,261	130,150
Decrease in prepaid assets	40,102	105,902
Increase in due from affiliate	—	(207,960)
Increase in other assets	(165,163)	(27,845)
Increase in accounts payable	1,088	23,449
Increase in interest payable	269,250	4,685
Increase (decrease) in accrued expenses and deferred liabilities	133,035	(125,298)
Increase (decrease) in fees due to affiliate	163,877	(209,924)
Increase in administration fee due to Gladstone Administration	186,895	—
(Decrease) increase in funds held in escrow	(760)	40
Increase in investment balance due to payment in kind interest	—	(74,701)
Net cash (used in) provided by operating activities	(136,605,353)	17,785,286

CASH FLOWS FROM INVESTING ACTIVITIES

Receipt of principal on notes receivable - employees	300,941	129,943
Net cash provided by investing activities	300,941	129,943

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common shares	45,669,292	—
Borrowings from the lines of credit	277,800,000	113,090,000
Repayments on the lines of credit	(166,605,000)	(118,278,064)
Distributions paid	(16,012,661)	(13,751,539)
Exercise of employee stock options	—	1,150,245
Deferred financing fees	(299,275)	(173,333)
Withholding tax obligation settlement	(1,488,193)	—
Net cash provided by (used in) financing activities	139,064,163	(17,962,691)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS(1)	2,759,751	(47,462)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	731,744	503,776
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,491,495	$456,314

CASH PAID DURING PERIOD FOR INTEREST	$4,424,275	$2,298,008
NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$199,980

(1)             Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Per Share Data(1)
Net asset value at beginning of period	$13.82	$13.84
Income from investment operations:
Net investment income(2)	0.42	0.42
Realized gain (loss) on sale of investments(2)	—	(0.01)
Net unrealized (loss) gain on investments(2)	0.02	0.07
Net unrealized gain on derivatives(2)	—	0.01
Total from investment operations	0.44	0.49
Less distributions:
Distributions from net investment income	(0.42)	(0.41)
Total distributions	(0.42)	(0.41)
Issuance of common stock under shelf offering	1.50	—
Offering costs and underwriting discount	(0.23)	—
Issuance of common stock under stock option plan	—	0.10
Repayment of principal on notes receivable	—	0.01
Dilutive effect of share issuance	—	(0.08)
Net asset value at end of period	$15.11	$13.95

Per share market value at beginning of period	$23.68	$21.55
Per share market value at end of period	21.46	21.39
Total return(3)(4)	-7.69%	1.11%
Shares outstanding at end of period	14,249,683	11,384,363

Ratios/Supplemental Data
Net assets at end of period	$215,252,920	$158,785,756
Average net assets(5)	$197,994,217	$156,053,816
Ratio of expenses to average net assets-annualized(6)	10.52%	5.83%
Ratio of net expenses to average net assets-annualized(7)	7.06%	4.45%
Ratio of net investment income to average net assets-annualized	11.53%	12.27%

(1)             Based on actual shares outstanding at the end of the corresponding period.

(2)             Based on weighted average basic per share data.

(3)             Total return equals the increase or decrease of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Per Share Data(1)
Net asset value at beginning of period	$14.02	$13.41
Income from investment operations:
Net investment income(2)	1.31	1.28
Realized loss on sale of investments(2)	—	(0.08)
Net unrealized (loss) gain on investments(2)	(0.19)	0.51
Total from investment operations	1.12	1.71
Less distributions:
Distributions from net investment income	(1.26)	(1.22)
Total distributions	(1.26)	(1.22)
Issuance of common stock under shelf offering	1.50	—
Offering costs and underwriting discount	(0.23)	—
Issuance of common stock under stock option plan	—	0.10
Repayment of principal on notes receivable	0.02	0.01
Stock surrendered to settle withholding tax obligation	(0.06)	—
Dilutive effect of share issuance	—	(0.06)
Net asset value at end of period	$15.11	$13.95

Per share market value at beginning of period	$22.01	$22.55
Per share market value at end of period	21.46	21.39
Total return(3)(4)	2.92%	0.35%
Shares outstanding at end of period	14,249,683	11,384,363

Ratios/Supplemental Data
Net assets at end of period	$215,252,920	$158,785,756
Average net assets(5)	$179,127,176	$153,804,303
Ratio of expenses to average net assets-annualized(6)	10.55%	5.97%
Ratio of net expenses to average net assets-annualized(7)	7.06%	4.44%
Ratio of net investment income to average net assets-annualized	12.35%	12.51%

(1)             Based on actual shares outstanding at the end of the corresponding period.

(2)             Based on weighted average basic per share data.

(3)             Total return equals the increase or decrease of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value, assuming monthly dividend reinvestment.

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
JUNE 30, 2007
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

Gladstone SSBIC Corporation (“Gladstone SSBIC”), a wholly-owned subsidiary of the Company, was established on November 21, 2006 for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone SSBIC acquired this license in February 2007. This will enable the Company, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies.

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Securities for which a limited market exists, such as certain participations in syndicated loans, are valued at the indicative bid price on or near the valuation date from the respective originating syndication agent’s trading desk. Debt and equity securities that are not publicly traded, or for which a limited market does not exist, are valued at fair value. The Company’s Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.

The procedures for the determination of value of the Company’s debt securities that that are not publicly traded and that are issued to portfolio companies where the Company has no equity, or equity-like securities, rely on the opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Lastly, the Company adds any amortized original issue discount (“OID”) interest to the fair value, unless adverse factors lead to a determination of a lesser valuation.

The fair value of convertible debt, equity, success or exit fees or other equity-like securities is determined based on the collateral, the enterprise value of the issuer, the issuer’s ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow or other pertinent factors. In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts.

Debt securities that are issued to portfolio companies where the Company has equity, or equity-like securities are valued at cost, if there is adequate total enterprise value determined when valuing the Company’s equity securities of the portfolio company. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

The Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value, and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned. Because there is a delay between when the Company closes an investment and when the investment can be evaluated by SPSE, new investments are not valued immediately by SPSE; rather, the Adviser makes its own determination about the recommended value of these investments in accordance with the Company’s valuation policy without the input of SPSE during the specific quarter in which the investment is made. Because SPSE does not currently perform independent valuations of mortgage loans or equity securities for the Company, the Adviser also determines a recommendation for the fair value of these investments, if any, without the input of SPSE. The Adviser considers a number of qualitative and quantitative factors in current market conditions when performing valuations. The Board of Directors then determines whether or not to accept the Adviser’s recommendations for the aggregate valuation of the Company’s portfolio of investments. The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At June 30, 2007, one investment was on non-accrual. Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Paid in Kind Interest

The Company seeks to avoid PIK interest, however, the Company had one loan in its portfolio that contained a PIK provision during the six months ended March 31, 2006 and no loans with PIK provisions for the remainder of fiscal year 2006. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received. To maintain the Company’s status as a RIC (as discussed in Note 10), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. The Company recorded no PIK interest income for the three and nine months ended June 30, 2007 and $63,217, respectively, for the nine months ended June 30, 2006, there were no PIK loans in the Company’s portfolio during the three months ended June 30, 2006.

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

The Adviser receives fees for other services it provides to portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment. The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When the Adviser receives fees for these services, fifty percent of certain of those fees are credited to the base management fees due to the Adviser from the Company. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

The Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to the Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by the Adviser when earned and are not credited against the base management fees.

While the Adviser receives all fees in connection with the Company’s investments, such fees received by the Adviser, with the exception of monitoring and review fees, are credited to the Company as a reduction of the advisory fee payable under the advisory agreement between the Company and the Adviser. Prior to April 1, 2007, these fees were entirely credited against the advisory fee payable and starting on April 1, 2007, these fees were credited at 50% against the advisory fee payable. For the three and nine months ended June 30, 2007, the Adviser received $1,061,750 and $2,147,750, respectively, of such fees, of which $530,875 and $1,616,875, respectively, were credited against the base management fee payable for the three and nine months ended June 30, 2007, as compared to $539,000 and $1,762,000, respectively, for the three and nine months ended June 30, 2006 and the advisory fee payable by the Company to the Adviser was reduced by these amounts. None of these fees were for managerial assistance even though the Adviser provided managerial assistance to many of the Company’s portfolio companies.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of June 30, 2007 and September 30, 2006.

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

Federal and State Income Taxes

The Company intends to continue to qualify for treatment as a RIC under Subchapter M of the Code. As a RIC, the Company is not subject to federal or state income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of its investment company taxable income, as defined by the Code and, as such, no income tax provisions have been recorded for the individual companies of Gladstone Capital Corporation and Gladstone Business Loan LLC.

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

NOTE 3. INVESTMENTS

Investments at fair value consisted of the following industry classifications as of June 30, 2007 and September 30, 2006:

	June 30, 2007			September 30, 2006
Industry Classification	Fair Value	% of Total Investments	% of Net Assets	Fair Value	% of Total Investments	% of Net Assets
Aerospace & Defense	$4,755,812	1.3%	2.2%	$5,529,891	2.5%	3.2%
Automobile	6,442,958	1.8%	3.0%	6,332,906	2.9%	3.7%
Broadcasting (TV, Radio & Cable)	36,289,808	9.8%	16.9%	—	—	—
Cargo Transport	16,018,000	4.3%	7.4%	8,650,000	4.0%	5.0%
Chemicals, Plastics & Rubber	25,732,964	7.0%	12.0%	31,105,148	14.3%	18.0%
Diversified/Conglomerate Manufacturing	3,999,950	1.1%	1.9%	—	—	—
Electronics	32,128,375	8.7%	14.9%	33,360,123	15.4%	19.3%
Entertainment	—	—	—	3,491,250	1.6%	2.0%
Farming & Agriculture	11,825,984	3.2%	5.5%	709,431	0.3%	0.4%
Finance	2,504,988	0.7%	1.2%	—	—	—
Healthcare, Education & Childcare	39,512,077	10.7%	18.4%	16,707,500	7.7%	9.7%
Home & Office Furnishings	17,020,625	4.6%	7.9%	20,636,991	9.5%	12.0%
Leisure, Amusement & Movies	9,707,063	2.6%	4.5%	—	—	—
Machinery	9,814,228	2.7%	4.6%	—	—	—
Mining, Steel, Iron & Non-precious Metals	26,963,375	7.3%	12.5%	5,233,750	2.4%	3.0%
Oil & Gas	5,771,250	1.6%	2.7%	6,056,250	2.8%	3.5%
Personal, Food and Miscellaneous Services	—	—	—	6,011,288	2.8%	3.5%
Personal & Nondurable Consumer Products	9,000,000	2.4%	4.2%	—	—	—
Printing, Publishing & Broadcasting	85,830,553	23.3%	39.9%	16,203,000	7.4%	9.4%
Retail Stores	14,925,000	4.0%	6.9%	14,981,250	6.9%	8.7%
Telecommunications	—	—	—	23,596,040	10.8%	13.7%
Textiles & Leather	10,706,237	2.9%	5.0%	13,785,932	6.3%	8.0%
Utilities	—	—	—	5,252,000	2.4%	3.0%
Total	$368,949,247	100.0%		$217,642,750	100.0%

The investments at fair value consisted of the following geographic regions of the United States at June 30, 2007 and September 30, 2006:

	June 30, 2007		September 30, 2006
Geographic Region	Fair Value	% of Total Investments	Fair Value	% of Total Investments
Midwest	$163,405,522	44.3%	$99,413,970	45.7%
West	72,358,060	19.6%	15,502,538	7.1%
Mid-Atlantic	57,231,151	15.5%	53,044,805	24.4%
Southeast	50,493,423	13.7%	24,697,113	11.3%
Northeast	17,705,250	4.8%	17,209,141	7.9%
US Territory	7,755,841	2.1%	7,775,183	3.6%
	$368,949,247	100.0%	$217,642,750	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other locations in other geographic regions.

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”), which has since been terminated and is no longer in operation. The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. No new loans were issued during the three and nine months ended June 30, 2007 and the Company received $300,941 of principal repayments during the nine months ended June 30, 2007. During the nine months ended June 30, 2006, the Company issued one loan to an employee for $199,980 and received principal repayments of $129,943 in connection with the full repayment of one loan and a partial repayment on another loan. The Company recognized interest income from all employee stock option loans of $132,795 and $403,917, respectively, for the three and nine months ended June 30, 2007, as compared to $108,877 and $323,003, respectively, for the three and nine months ended June 30, 2006.

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

The first part of the incentive fee is an income-based incentive fee which rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company pays the Adviser an income incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•             no incentive fee in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date) and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in its portfolio.

The Adviser’s board of directors voluntarily waived, for the fiscal quarter ended June 30, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived a portion of the incentive fee due.

In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to the Adviser and credited under the Amended Advisory Agreement. Effective April 1, 2007, 50% of certain of the fees received by the Adviser are credited against the base management fee. In addition, the Company will continue to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Amended Advisory Agreement.

For the three months ended June 30, 2007, the Company recorded a base management fee of $727,259, after reductions for loan servicing fees paid to the Adviser of $897,634, less a 50% credit of $530,875 for fees received by the Adviser and a $139,261 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee of $57,123 as compared to a base management fee of $334,814, after reductions for loan servicing fees paid to the Adviser of $693,965, less a credit of $539,000 for fees received by the Adviser and a $3,774 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $207,960 for the three months ended June 30, 2006. For the nine months ended June 30, 2007, the Company recorded a base management fee of $1,806,075, after reductions for loan servicing fees paid to the Adviser of $2,377,409, less a credit of $1,616,875 for fees received by the Adviser and a $369,161 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $179,961 as compared to a base management fee of $955,894, after reductions for loan servicing fees paid to the Adviser of $2,144,024, less a credit of $1,762,000 for fees received by the Adviser and a $3,774 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $809,880 for the nine months ended June 30, 2006. The Company also recorded a gross incentive fee of $1,166,529 and $3,474,007, for the three and nine months ended June 30, 2007, respectively, offset by a credit from a voluntary waiver issued by the Adviser’s board of directors of $1,038,752 and $2,696,124, for the three and nine months ended June 30, 2007, respectively, for a net incentive fee of $127,777 and $777,883, for the three and nine months ended June 30, 2007, respectively. There was no incentive fee in effect at June 30, 2006. As of June 30, 2007, the Company owed $57,123 of unpaid base management fee due to the Adviser and owed $127,777 of unpaid incentive fees to the Adviser, presented in the net fees due to Adviser in the accompanying consolidated statements of assets and liabilities. The credits to the base management fee and incentive fee are reflected on the consolidated statement of operations as credits to base management and incentive fees. Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Terms of the Initial Advisory Agreement

As compensation for its services, under the Initial Advisory Agreement, the Company paid the Adviser an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total annual management fee of 2.0% (0.50% quarterly) of total assets (as reduced by cash and cash equivalents pledged to creditors). The Company also paid all of its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser have been and continue to be treated as reductions directly against the 2% management fee, under both the Initial and Amended Advisory Agreements. Effective in April 2006, the Adviser’s board of directors voluntarily agreed to a waiver of the annual servicing fee rate for senior syndicated loans that, on a temporary basis, reduced the annual servicing fee rate on these loans to 0.5%. For the three and nine months ended June 30, 2007, these loan servicing fees totaled $897,634 and $2,377,409, respectively, as compared to the loan servicing fees for the three and nine months ended June 30, 2006 of $693,965 and $2,144,024, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item base management fee in the consolidated statements of operations. At June 30, 2007, the Company owed $219,339 of unpaid loan servicing fees to the Adviser, which are netted and recorded in fees due to Adviser. At September 30, 2006, the Company owed $214,608 in loan servicing fees to the Adviser, recorded in fees due to Adviser in the consolidated statements of assets and liabilities. Under the Initial and Amended Advisory Agreements, the Adviser has also provided and continues to provide managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance services.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company recorded an administration fee of $186,895 and $481,746, respectively, for the three and nine months ended June 30, 2007. The administration fee was not in effect during the three and nine months ended June 30, 2006.

Sale of Investments to Affiliate

During the three and nine months ended June 30, 2007, the Company sold to its affiliate, Gladstone Investment Corporation (“Gladstone Investment”), certain of its investments in syndicated loan participations at market value totaling approximately $9.7 million and approximately $22.1 million, respectively. An independent broker was engaged to execute these transactions between the Company and Gladstone Investment. The independent broker accepted the quotes from the respective agent bank for each syndicated loan and then executed these transactions between the Company and Gladstone Investment. The cumulative effect of these transactions, net of any unamortized premiums or discounts associated with the loans, resulted in a realized net gain of $26,965 and $83,182, respectively, for the three and nine months ended June 30, 2007. The sales that occurred during the three months ended June 30, 2007 were all initiated during the three months ended March 31, 2007.

NOTE 5. LINE OF CREDIT

Through Business Loan, the Company has a $220 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledges the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. The DB Facility is in effect through May 23, 2008.  As of June 30, 2007, the outstanding principal balance under the DB Facility was $161,188,000 at an interest rate of approximately 5.3%.  Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At June 30, 2007, the remaining borrowing capacity available under the DB Facility was approximately $58.8 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2007, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At June 30, 2007, the amount due from custodian was $3,129,891 and at September 30, 2006, the amount due from custodian was $3,587,152.

The Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $100 million and maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2007, the Company was in compliance with all covenants under the performance guaranty.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $8.8 million and it has a current fair value of $24,407 which is recorded in other assets on the Company’s consolidated balance sheet at June 30, 2007.  At September 30, 2006, the interest rate cap agreement had a fair market value of $50,284.  The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the three and nine months ended June 30, 2007, the Company recorded $8,405 and $31,198, respectively, as compared to $1,367 for the three and nine months ended June 30, 2006 of income from the interest rate cap agreement recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.

NOTE 7.  COMMON STOCK TRANSACTIONS

As of June 30, 2006 and June 30, 2007, 50,000,000 shares of $0.001 par value common stock were authorized and 11,384,363 and 14,249,683 shares were outstanding, respectively.

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2005	11,303,510	$11,304
Issuance of Common Stock Under Stock Option Plan	80,853	81
Balance at June 30, 2006	11,384,363	$11,385

Balance at September 30, 2006	12,305,008	$12,305
Issuance of Common Stock Under Shelf Offering	2,000,000	2,000
Issuance of Common Stock Under Stock Option Plan	5,000	5
Stock surrendered for settlement of withholding tax	(60,325)	(60)
Balance at June 30, 2007	14,249,683	$14,250

In May 2007, the Company completed a public offering of 2,000,000 shares of its common stock at $24.25 per share, less an underwriting discount of $1.21 per share or 5%.  In October 2006, 5,000 shares of common stock were issued as a result of an option exercise which took place on the last business day of the prior fiscal year.  These shares were issued by the transfer agent at the start of the current fiscal year and during the nine months ended June 30, 2007, 60,325 shares of stock were surrendered to the Company from certain optionees who exercised non-qualified stock options during the third and fourth quarters of fiscal year 2006 in order to satisfy settlement of withholding taxes that were paid by the Company with respect to the shares underlying the exercise of such options.

NOTE 8. STOCK OPTIONS

There were no stock options outstanding at June 30, 2007.  Prior to its termination on September 30, 2006, the Company had authorized 2,000,000 shares of capital stock for the issuance of options under the 2001 Plan to employees and directors. Options granted under the 2001 Plan originally could have been exercised during a term not to exceed ten years from the date of grant. Only employees of the Company and its affiliates were eligible to receive incentive stock options and both employees and non-employee directors were eligible to receive nonstatutory stock options under the 2001 Plan.  Options granted under the 2001 Plan were either incentive stock options or nonstatutory stock options.  The option exercise price was equal to the market price on the date of the grant.  In connection with the externalization of the Company’s management, all of the Company’s officers and employees became direct employees of the Adviser, as of October 1, 2004.  However, these individuals continued to be eligible to receive stock options under the 2001 Plan.  Effective October 1, 2004, the Company accounted for any options granted to employees of the Adviser, who qualify as leased employees of the Company under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

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

For the three and nine months ended June 30, 2006, the Company recorded stock option compensation expense for the cost of stock options issued under the 2001 Plan of $202,296 and $279,618, respectively. The Company’s expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.02 for the three and nine months ended June 30, 2006, respectively.  Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which, in turn, results in an increase to the Company’s effective tax rate.  The Company did not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

NOTE 9. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Numerator for basic and diluted net increase in net assets resulting from operations per share	$5,964,600	$5,543,076	$14,213,054	$19,366,806

Denominator for basic weighted average shares	13,561,511	11,337,291	12,701,845	11,317,437
Dilutive effect of stock options	—	233,134	—	231,617
Denominator for diluted weighted average shares	13,561,511	11,570,425	12,701,845	11,549,054

Basic net increase in net assets resulting from operations per share	$0.44	$0.49	$1.12	$1.71

Diluted net increase in net assets resulting from operations per share	$0.44	$0.48	$1.12	$1.68

There were no stock options outstanding at June 30, 2007. There were 1,224,645 options outstanding to purchase common stock at June 30, 2006. Of these, 336,000 options were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2006, because the options’ exercise prices were greater than the average market price of the common shares for the period and, therefore, were anti-dilutive.

NOTE 10. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year.  Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The following table lists the per share dividends paid for the nine months ended June 30, 2007 and 2006:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2007	June 21, 2007	June 29, 2007	$0.14
	May 22, 2007	May 31, 2007	$0.14
	April 20, 2007	April 30, 2007	$0.14
	March 22, 2007	March 30, 2007	$0.14
	February 20, 2007	February 28, 2007	$0.14
	January 23, 2007	January 31, 2007	$0.14
	December 20, 2006	December 29, 2006	$0.14
	November 21, 2006	November 30, 2006	$0.14
	October 23, 2006	October 31, 2006	$0.14
		Total	$1.26

2006	June 22, 2006	June 30, 2006	$0.135
	May 22, 2006	May 31, 2006	$0.135
	April 20, 2006	April 28, 2006	$0.135
	March 23, 2006	March 31, 2006	$0.135
	February 20, 2006	February 28, 2006	$0.135
	January 19, 2006	January 31, 2006	$0.135
	December 21, 2005	December 30, 2005	$0.135
	November 21, 2005	November 30, 2005	$0.135
	October 21, 2005	October 31, 2005	$0.135
		Total	$1.215

NOTE 11. CONTRACTUAL OBLIGATIONS

As of June 30, 2007, the Company was a party to signed and non-binding term sheets for two loan originations for an aggregate of $15.0 million.  The Company expects to fund these potential investments as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	15,000,000	15,000,000	—	—	—
Total	$15,000,000	$15,000,000	$—	$—	$—

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

As of July 31, 2007, the above mentioned investments had not yet funded.

NOTE 12. SUBSEQUENT EVENTS

In July 2007, the Company’s Board of Directors declared the following monthly cash dividends:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2007	July 23, 2007	July 31, 2007	$0.14
	August 23, 2007	August 31, 2007	$0.14
	September 20, 2007	September 28, 2007	$0.14

On July 24, 2007, the Company completed an offering of 400,000 shares of its common stock, at a price of $20.41 per share, under a shelf registration statement on Form N-2 (File No. 333-143027), and pursuant to the terms set forth in a prospectus dated July 5, 2007, as supplemented by a final prospectus dated July 24, 2007.  Net proceeds of the offering, after offering expenses, were approximately $8,149,000 and were used to repay outstanding borrowings under the Company’s line of credit.

On July 26, 2007, a loan to an employee, and the shares pledged as collateral under the loan under a separate pledge agreement, were cancelled due to an event of default which was triggered by a stop loss provision in the employee’s promissory note and pledge agreement.  The provision specified that in the event that the aggregate value of the shares pledged under the note, as determined by the intra-day price of the shares on Nasdaq, became less than or equal to the aggregate outstanding principal amount of the note, the note would become immediately due and collectible through cancellation of the shares under the terms of the pledge agreement.  The Company cancelled 37,109 shares which, in turn, cancelled via a non-cash transaction the remaining outstanding principal of the note of approximately $716,711.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance or maintain our credit facilities on terms reasonably acceptable to us, if at all in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 6, 2006 and our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 2, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our loans typically range from $5 million to $15 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at fixed or variable rates. Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” or “PIK” interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. We currently do not hold any investments with PIK and, therefore, there was no PIK accrued on our balance sheet as of June 30, 2007.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Our investment adviser, Gladstone Management Corporation (the “Adviser”) provides these services on our behalf through its officers who are also our officers.  In addition, our Adviser provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  The fees for these services are generally paid to the Adviser in part at the time a prospective portfolio company signs a non-binding term sheet with us (as further described in the following paragraph), with the remainder paid at the closing of the investment. These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to the Adviser.  Fees for certain of these services are credited 50% against the base management fee payable to the Adviser pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such credits.  The specific other services the Adviser provides vary by portfolio company, but generally include a broad array of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. To date the Adviser has not charged for managerial assistance services, however, if the Adviser does receive fees for such managerial assistance, the Adviser will credit the managerial assistance fees to the base management fee due from us to the Adviser.

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

During the nine months ended June 30, 2007, we extended, directly or through participations or acquisitions, approximately $253.7 million of new loans to a total of 52 companies.  This includes an acquisition of approximately $63.3 million in senior debt with 16 different borrowers in June 2007.  Also, during the nine months ended June 30, 2007, four borrowers repaid their loans ahead of contractual maturity, one borrower refinanced its investment and we sold or were repaid in full on twenty four syndicated loans of approximately $90.8 million, and we received scheduled contractual principal repayments of approximately $9.0 million, for total principal repayments of approximately $99.8 million.  Since our initial public offering in August 2001, we have made 227 different loans to, or investments in, 120 companies for a total of approximately $760.2 million, before giving effect to principal repayments on investments and divestitures.

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

We have been externally managed by our Adviser pursuant to an investment advisory and management agreement since October 1, 2004. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas and Washington.

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

The Adviser’s board of directors has agreed to voluntarily waive 1.5% of the annual 2.0% base management fee to 0.5% for senior syndicated loans for the three and nine months ended June 30, 2007.

In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by the Adviser from our portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to the Adviser and credited under the Amended Advisory Agreement.

The Adviser services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan, LLC (“Business Loan”) in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility.  Effective in April 2006, the Adviser’s board of directors voted to reduce the portion of the 1.5% annual fee to 0.5% for senior syndicated loans.  This fee directly reduces the amount of fee payable under both the Initial and Amended Advisory Agreements.

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

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K as of June 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This pronouncement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this pronouncement on the consolidated financial statements.

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

General Valuation Policy: Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations, (“NRSRO”), (such as certain participations in syndicated loans) are valued at the indicative bid price offered by the respective originating syndication agent’s desk on or near the valuation date.

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

At June 30, 2007, we engaged Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) to submit opinions of value for most of our loan securities. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. We may also submit paid in kind (“PIK”) interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion.  We also add any amortized original issue discount (“OID”) interest to the fair value, unless adverse factors lead to a determination of a lesser valuation. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is forwarded along to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes whether to accept the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the schedule of investments as of June 30, 2007 and September 30, 2006, included in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy. Because SPSE does not provide values for our equity securities, our Adviser determines the fair value of these investments using valuation policies approved by our Board of Directors.

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

Company’s ystem	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default: and the EL is greater than 20%

(a)          The default rates set here are for a ten year term debt security.  If the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  Currently, our investment in MCA Communications LLC is on non-accrual, the investment is currently not accruing interest nor is it paying any past due interest.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2007 and September 30, 2006, representing approximately 76% and 73%, respectively, of all loans in our portfolio:

Rating	June 30, 2007	Sept. 30, 2006
Average	7.1	7.2
Weighted Average	7.0	7.2
Highest	9.0	9.0
Lowest	4.0	6.0

The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at June 30, 2007 and September 30, 2006, representing approximately 6% and 17%, respectively, of all loans in our portfolio:

Rating	June 30, 2007	Sept. 30, 2006
Average	6.0	6.1
Weighted Average	6.0	6.3
Highest	6.0	8.0
Lowest	6.0	4.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that are currently rated by an NRSRO at June 30, 2007 and September 30, 2006, representing approximately 18% and 10%, respectively, of all loans in our portfolio:

Rating	June 30, 2007	Sept. 30, 2006
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	B/B3	B-/B3
Lowest	CCC/Caa2	CCC/Caa1

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as certain participations in syndicated loans, at the indicative bid price offered by the respective originating syndication agent’s trading desk on or near the valuation date.  At June 30, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 31 debt securities in our portfolio.  At September 30, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 9 debt securities in our portfolio.

Debt securities that are issued to portfolio companies where we have an equity, or equity-like interest that are not publicly traded, for which there is no market, or for which there is a market but the securities have not been rated by a NRSRO, are valued at cost, if there is adequate total enterprise value determined when valuing our equity holdings in the borrower. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.  At June 30, 2007, for our debt investment in Clinton Aluminum Holdings LLC, where we hold a warrant, we solicited and were provided an opinion of value by SPSE.  Prospectively, in accordance with our valuation policies, due to its accompanying equity-like security, the debt securities for this investment will not be assessed by SPSE.

Debt securities that are not publicly traded and that are issued to portfolio companies where we have no equity or equity-like securities, for which there is no market, or for which there is a market but have not been rated by a NRSRO, we begin with the risk rating designation of the security as described above.  Using this risk rating designation, we seek to determine the value of the security as if we currently intended to sell the security and consider some or all of the following factors:

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

We value convertible debt, equity, success or exit fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust. At June 30, 2007 and September 30, 2006, there was no market for any of the equity securities we owned. To value equity securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques also include discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales to third parties in comparable transactions, or a review of similar companies that are publicly traded and the market multiple of their equity securities.  In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. At June 30, 2007 and September 30, 2006, we had $146,124 and $37,000, respectively, invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $369,829,274 and $216,165,986, respectively.

At June 30, 2007, we had total unrealized depreciation of $4,288,673, which was mainly comprised of unrealized deprecation of $1,375,000 on our senior subordinated term debt investment in Visual Edge Technology, Inc., unrealized depreciation of $1,022,250, on the aggregate of our investments in LocalTel, Inc. and unrealized depreciation of $282,750 on our senior term debt investment in It’s Just Lunch International, LLC.  Unrealized appreciation of $3,262,522 was primarily composed of unrealized appreciation of $2,935,858 on our warrants in Finn Corporation.  In the aggregate, we recorded net unrealized depreciation of $1,026,151 on our total investment portfolio as of June 30, 2007.

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

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code.  We have a policy to pay out as a dividend up to 100% of that amount.

In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Investment Income

Investment income for the three months ended June 30, 2007 was $9,201,279, as compared to $6,522,816 for the three months ended June 30, 2006.

Interest income from our investments in debt securities of private companies was $8,911,643 for the three months ended June 30, 2007, as compared with $5,775,522 for the three months ended June 30, 2006. This increase consisted of approximately $88.5 million of net new investments. As a result of repayments by Allied Extruders LLC, and SCPH Holdings during the three months ended June 2007, we recorded success fees of approximately $515,000. In June 2007, we purchased a senior debt portfolio of approximately $63.3 million to 16 different lenders, which is included in the net new investments described above

The annualized weighted average yield on our portfolio for the three months ended June 30, 2007 was 11.8%; there was no PIK interest accrued during the three months ended June 30, 2007. The annualized weighted average yield on our portfolio for the three months ended June 30, 2006 was 11.7% (with and without giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the three months ended June 30, 2007 was $109,269, as compared to $8,178 for the three months ended June 30, 2006. Interest income increased from the prior year due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

For the three months ended June 30, 2007 and June 30, 2006, we recorded $132,795 and $108,877, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options. The increase is the result of additional loans issued in connection with employee stock option exercises during the fourth quarter of the previous fiscal year.

For the three months ended June 30, 2007, we recorded $47,572 of prepayment fees and other income, as compared to $630,239 for the three months ended June 30, 2006. The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, prior to credit from the Adviser for fees earned and voluntary waivers to the base management fees and incentive fees, for the three months ended June 30, 2007 were $5,205,300, as compared to $2,277,508 for the three months ended June 30, 2006. Operating expenses for the three months ended June 30, 2007 reflected a significant increase in interest expense and management fees, prior to credits, as well as the addition of the incentive and administration fees, prior to credits, under the Amended Advisory and Administration Agreements.

Loan servicing fees of $897,634 were incurred for the three months ended June 30, 2007, as compared to $693,965 for the three months ended June 30, 2006. These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio. These fees were reduced against the amount of the base management fee due to our Adviser.

For the three months ended June 30, 2007, we incurred a base management fee of $727,259 , after reductions for loan servicing fees received by our Adviser of $897,634, less credits for fees received by our Adviser of $530,875 and a $139,261 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee of $57,123 as compared to the three months ended June 30, 2006, in which we incurred a base management fee of $334,814 after reductions for loan servicing fees received by our Adviser of $693,965, less credits for fees received by our Adviser of $539,000 and a $3,774 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management credit of $207,960. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement.” Effective April 1, 2007, the board of our Adviser reduced the amount of credit for fees received by our Adviser from 100% of the fees received to 50% of the fees received, therefore the three months ended June 30, 2007 reflects the reduced credit for fees received by our Adviser. The gross base management fee before the reduction for loan servicing fees for the three months ended June 30, 2007 and June 30, 2006, was $1,624,893 and $1,028,779, respectively, increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year.

Effective October 1, 2006, the income based incentive fee became effective and as such we recorded a gross incentive fee of $1,166,529, which was reduced by a voluntary waiver issued by our Adviser’s board of directors of $1,038,752, which resulted in a net incentive fee of $127,777, which is recorded in fees due to Adviser on our consolidated statements of assets and liabilities at June 30, 2007. There was no incentive fee recorded for the three months ended June 30, 2006, as the Amended Advisory Agreement was not in effect.

Effective October 1, 2006, the Administration Agreement became effective in which we provide payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs. We incurred an administration fee of $186,895 for the three months ended June 30, 2007. There was no administration fee recorded during the three months ended June 30, 2006, as the Administration Agreement was not in effect.

Professional fees, consisting primarily of legal and audit fees, for the three months ended June 30, 2007 were $148,609, as compared to $166,405 for the three months ended June 30, 2006. The decrease is due to the reimbursement of certain legal fees at the time of the investment funding.

Amortization of deferred financing costs, in connection with our line of credit, was $72,133 for the three months ended June 30, 2007 and $36,036 for the three months ended June 30, 2006. The increase is due to the amortization of additional fees incurred with our line of credit which were not in place during the prior year period.

Interest expense for the three months ended June 30, 2007 was $1,762,249, as compared to $702,449 for the three months ended June 30, 2006. This increase is primarily a result of increased borrowings under our line of credit during the three months ended June 30, 2007, which borrowings were partially used to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Stockholder related costs for the three months ended June 30, 2007 were $39,434, as compared to $28,371 for the three months ended June 30, 2006. Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, SEC filing fees and annual report printing fees. These fees increased during the three months ended June 30, 2007 due to additional filing fees as compared to the prior year.

Directors’ fees for the three months ended June 30, 2007 were $56,250, as compared to $27,500 for the three months ended June 30, 2006 due to the increase in annual stipend fees and their related monthly amortization.

Insurance expense for the three months ended June 30, 2007 was $66,246, as compared to $50,589 for the three months ended June 30, 2006. The increase was primarily the result of an increase in the amortization of our directors and officers insurance policy premiums.

There was no stock option compensation expense recorded for the three months ended June 30, 2007 as there was no longer a stock option plan in effect. Stock option compensation expense for the three months ended June 30, 2006 was $202,296 and was the result of the adoption of the SFAS No. 123 (revised 2004) “Share-based Payment.”

Other expenses were $82,062 for the three months ended June 30, 2007, as compared to $35,083 for the three months ended June 30, 2006. The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized Gain (Loss) on Sale of Investments

During the three months ended June 30, 2007, we sold or were repaid in full on eleven syndicate loan investments for a net loss of $5,021, as compared to a realized net loss of $100,850 as a result of the repayment in full of syndicate investments that contained unamortized premiums during the three months ended June 30, 2006.

Realized Gain on Settlement of Derivative

During the three months ended June 30, 2007, we received interest rate cap agreement payments of $8,405 as a result of the one month LIBOR exceeding 5% as compared to $1,367 during the three months ended June 30, 2006.

Net Unrealized Depreciation on Derivative

During the three months ended June 30, 2007, we recorded net unrealized depreciation of $264 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized appreciation of $41,486 during the three months ended June 30, 2006.

Net Unrealized Appreciation on Investments

For the three months ended June 30, 2007, we recorded net unrealized appreciation on investments of $256,613, as compared to net unrealized appreciation of $812,991, for the three months ended June 30, 2006. The unrealized appreciation is mainly attributable to the increase in fair value on our portfolio due to the repayment in full of certain underperforming investments, most notably Consolidated Bedding, Inc.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $5,964,600 for the three months ended June 30, 2007. Based on a weighted-average of 13,561,511 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended June 30, 2007 was $0.44, basic and diluted.

For the three months ended June 30, 2006, we realized a net increase in net assets resulting from operations of $5,543,076. Based on a weighted-average of 11,337,291 (basic) and 11,570,425 (diluted) shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended June 30, 2006 was $0.49 (basic) and $0.48 (diluted).

Comparison of the Nine months ended June 30, 2007 to the Nine months ended June 30, 2006

Investment Income

Investment income for the nine months ended June 30, 2007 was $26,078,775, as compared to $19,553,835 for the nine months ended June 30, 2006.

Interest income from our investments in debt securities of private companies was $25,064,702 for the nine months ended June 30, 2007 as compared with $18,497,893 for the nine months ended June 30, 2006, which included $63,217 of PIK interest. This increase consisted of net new investments of approximately $153.9 million for the nine months ended June 30, 2007, as compared to net new investments of approximately $2.8 million for the nine months ended June 30, 2006. As a result of a refinancing by Badanco Acquisition Corp. and a full repayment by Mistras Holdings Corp., Allied Extruders LLC, and SCPH Holdings we recorded success fees of approximately $2,250,000 during the nine months ended June 30, 2007. In June 2007, we purchased a senior debt portfolio of approximately $63.3 million to 16 different lenders, which is included in the net new investments described above.

The annualized weighted average yield on our portfolio for the nine months ended June 30, 2007 was 12.3%; there was no PIK interest accrued during the nine months ended June 30, 2007. The annualized weighted average yield on our portfolio for the nine months ended June 30, 2006 was 12.3% (with and without giving effect to PIK interest).

Interest income from invested cash and cash equivalents for the nine months ended June 30, 2007 was $178,183, as compared to $21,714 for the nine months ended June 30, 2006. Interest income increased from the prior year due to the amount of cash that was held interest bearing accounts and the interest earned on our custodial account prior to disbursement.

For the nine months ended June 30, 2007 and June 30, 2006, we recorded $403,917 and $323,003, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options. The increase is the result of additional loans issued in connection with employee stock option exercises during the fourth quarter of the previous fiscal year.

For the nine months ended June 30, 2007, we recorded $431,973 of prepayment fees and other income, as compared to $711,225 for the nine months ended June 30, 2006. The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, prior to credit from the Adviser for fees earned and voluntary waivers to the base management and incentive fees, for the nine months ended June 30, 2007 were $14,168,785, as compared to $6,835,060 for the nine months ended June 30, 2006. Operating expenses for the nine months ended June 30, 2007 reflected a significant increase in interest expense and management fees, prior to credits, as well as the addition of the incentive and administration fees, prior to credits, under the Amended Advisory and Administration Agreements.

Loan servicing fees of $2,377,409 were incurred for the nine months ended June 30, 2007, as compared to $2,144,024 for the nine months ended June 30, 2006. These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio. These fees were reduced against the amount of the base management fee due to our Adviser.

For the nine months ended June 30, 2007, we incurred a base management fee of $1,806,075 after reductions for loan servicing fees received by our Adviser of $2,377,409, less credits for fees received by our Adviser of $1,616,875 and a $369,161 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $179,961, as compared to the nine months ended June 30, 2006, in which we incurred a base management fee of $955,894 after reductions for loan servicing fees received by our Adviser of $2,144,024, less credits for fees received by our Adviser of $1,762,000 and a $3,774 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management credit of $809,880. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement.” Effective April 1, 2007, the board of our Adviser reduced the amount of credit for fees received by our Adviser from 100% of the fees received to 50% of the fees received, therefore, the three months ended June 30, 2007 reflect the reduced credit for fees received by our Adviser. The gross base management fee before the reduction for loan servicing fees for the nine months ended June 30, 2007 and June 30, 2006, was $4,183,484 and $3,099,918, respectively, which increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year and fewer credits for fees received by our Adviser.

Effective October 1, 2006, the income based incentive fee became effective and as such we recorded a gross incentive fee of $3,474,007, which was reduced by a voluntary waiver issued by our Adviser’s board of directors of $2,696,124, which resulted in a net incentive fee of $777,883, which is recorded in fees due to Adviser on our consolidated statements of assets and liabilities at June 30, 2007. There was no incentive fee recorded for the nine months ended June 30, 2006, as the Amended Advisory Agreement was not in effect.

Effective October 1, 2006, the Administration Agreement became effective in which we provide payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs. We incurred an administration fee of $481,746 for the nine months ended June 30, 2007. There was no administration fee recorded during the nine months ended June 30, 2006, as the Administration Agreement was not in effect.

Professional fees, consisting primarily of legal and audit fees, for the nine months ended June 30, 2007 were $368,610, as compared to $399,758 for the nine months ended June 30, 2006. The slight decrease is due to the reimbursement of certain legal fees at the time of investment funding.

Amortization of deferred financing costs, in connection with our line of credit, was $198,633 for the nine months ended June 30, 2007 and $94,572 for the nine months ended June 30, 2006. The increase is due to the amortization of additional fees incurred with our line of credit which were not in place during the prior year period.

Interest expense for the nine months ended June 30, 2007 was $4,693,525, as compared to $2,302,693 for the nine months ended June 30, 2006. This increase is primarily a result of increased borrowings under our line of credit during the nine months ended June 30, 2007, which borrowings were partially used to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Stockholder related costs for the nine months ended June 30, 2007 were $190,450, as compared to $273,170 for the nine months ended June 30, 2006. Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, SEC filing fees and annual report printing fees. These fees decreased during the nine months ended June 30, 2007 since there were no special proxy solicitation or stock option termination notices filed as there were during the nine months ended June 30, 2006.

Directors’ fees for the nine months ended June 30, 2007 were $167,470, as compared to $81,712 for the nine months ended June 30, 2006 due to the increase in annual stipend fees and their related monthly amortization.

Insurance expense for the nine months ended June 30, 2007 was $191,338, as compared to $151,956 for the nine months ended June 30, 2006. The increase is primarily the result of an increase in the amortization of our directors and officers insurance policy premiums.

There was no stock option compensation expense recorded for the nine months ended June 30, 2007 as there was no longer a stock option plan in effect. Stock option compensation expense for the nine months ended June 30, 2006 was $279,618 and was the result of the adoption of the SFAS No. 123 (revised 2004) “Share-based Payment.”

Other expenses were $219,552 for the nine months ended June 30, 2007, as compared to $151,663 for the nine months ended June 30, 2006. The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

During the nine months ended June 30, 2006, Gladstone Capital Corporation recorded approximately $50,000 in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Net Realized Gain (Loss) on Sale of Investments

During the nine months ended June 30, 2007, we sold or were repaid in full on 24 syndicate loan investments for a net gain of $81,498, as compared to an aggregate net loss of $903,945, which was composed of $1,180,595 loss from the sale of two investments and a net gain of $276,650 from the sale and repayments of syndicate investments during the nine months ended June 30, 2006.

Realized Gain on Settlement of Derivative

During the nine months ended June 30, 2007, we received interest rate cap agreement payments of $31,198 as a result of the one month LIBOR exceeding 5%, as compared to $1,367 received during the nine months ended June 30, 2006.

Net Unrealized (Depreciation) Appreciation on Derivative

During the nine months ended June 30, 2007, we recorded net unrealized depreciation of $25,877 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized appreciation of $65,252 during the nine months ended June 30, 2006.

Net Unrealized (Depreciation) Appreciation on Investments

For the nine months ended June 30, 2007, we recorded net unrealized depreciation on investments of $2,465,915, as compared to net unrealized appreciation of $5,769,820, for the nine months ended June 30, 2006. The unrealized depreciation is mainly attributable to the depreciated fair value on certain investments, most notably unrealized depreciation on Its Just Lunch International LLC, LocalTel, Inc. and Visual Edge Technology, Inc., partially offset by appreciation of our warrants in Finn Corporation.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $14,213,054 for the nine months ended June 30, 2007. Based on a weighted-average of 12,701,845 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the nine months ended June 30, 2007 was $1.12, basic and diluted.

For the nine months ended June 30, 2006, we realized a net increase in net assets resulting from operations of $19,366,806. Based on a weighted-average of 11,317,437 (basic) and 11,549,054 (diluted) shares outstanding, our net increase in net assets from operations per weighted-average common share for the nine months ended June 30, 2006 was $1.71 (basic) and $1.68 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had investments in debt securities of, or loans to, 59 private companies, totaling approximately $370.0 million (cost basis) of total assets.

During the nine months ended June 30, 2007 and June 30, 2006, the following investment activity occurred:

Quarter Ended	New Investments	Principal Repayments	Net Gain/(Loss) on Disposal
June 30, 2007	$126,086,654	$37,572,621	$(5,021)
March 31, 2007	75,330,167	38,263,017	84,205
December 31, 2006	52,311,008	23,967,229	2,314
	$253,727,829	$99,802,867	$81,498

June 30, 2006	$39,916,834	$44,358,944	$(100,850)
March 31, 2006	38,471,109	24,815,067	377,500
December 31, 2005	26,688,457	38,702,066	(1,180,595)
	$105,076,400	$107,876,077	$(903,945)

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended September 30,	Amount
2007	$8,358,133
2008	9,922,956
2009	26,109,512
2010	43,759,511
2011	94,200,816
Thereafter	187,624,470
$369,975,398

Net cash used in operating activities for the nine months ended June 30, 2007, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was approximately $136.6 million as compared to net cash provided by operating activities of approximately $17.8 million for the nine months ended June 30, 2006. Net cash provided by investing activities consisted of $300,941 and $129,943 for the nine months ended June 30, 2007 and June 30, 2006, respectively, and consisted of the principal repayments of employee loans. Net cash provided by financing activities for the nine months ended June 30, 2007 was approximately $139.1 million and mainly consisted of an offering of common stock for net proceeds of approximately $45.7 million, borrowings on our line of credit of approximately $277.8 million, offset by repayments on line of credit borrowings of approximately $166.6 million, and approximately $16.0 million for the payment of dividends. Net cash used in financing activities was approximately $18.0 million for the nine months ended June 30, 2006 and consisted primarily of net repayments on our line of credit of approximately $5.2 million and the payment of dividends of approximately $13.8 million.

During the nine months ended June 30, 2007, cash and cash equivalents increased from approximately $732,000 to approximately $3.5 million.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share for July, August, September, October, November and December 2006 and January, February, March, April, May and June 2007 and $0.135 per common share for January, February, March, April, May and June 2006, and October, November and December 2005. In July 2007, our Board of Directors declared a monthly dividend of $0.14 per common share for each of July, August, and September 2007.

We anticipate continuing to borrow funds and, from time to time issuing additional equity securities, to obtain additional capital to make further investments. On May 2, 2007, we completed a public offering of 2,000,000 shares of our common stock, at a price of $24.25 per share, under a shelf registration statement on Form N-2 (File No. 333-100385), and pursuant to the terms set forth in a prospectus dated April 16, 2007, as supplemented by a final prospectus dated April 27, 2007. Net proceeds of the offering, after underwriting discounts and offering expenses were approximately $45,669,292 and were used to repay outstanding borrowings under our line of credit. In May 2007, we filed with the SEC a new shelf registration statement on Form N-2 (File No. 333-143027) (the “Registration Statement”) which the SEC declared effective on July 5, 2007 that would permit us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock and/or debt securities. On July 24, 2007, we completed an offering of 400,000 shares of our common stock, at a price of $20.41 per share, under the Registration Statement, and pursuant to the terms set forth in a prospectus dated July 5, 2007, as supplemented by a final prospectus dated July 24, 2007. Net proceeds from this offering, after offering expenses, were approximately $8,149,000 and were used to repay outstanding borrowings under our line of credit. After this offering, we have the capacity to issue up to an aggregate of approximately $291.8 million in securities under the Registration Statement.

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $220 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which is scheduled to mature on May 23, 2008. Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders. Interest rates charged on the advances under the DB Facility will be based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and will adjust periodically. As of June 30, 2007, our outstanding principal balance under the DB Facility was approximately $161.2 million at an interest rate of approximately 5.3%. Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At June 30, 2007, the remaining borrowing capacity available under the DB Facility was approximately $58.8 million.

The DB Facility contains covenants that, among other things, require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of June 30, 2007, Business Loan was in compliance with all of the DB Facility covenants. We currently intend to securitize all of the loans held by Business Loan and to use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility. However, there can be no assurance that we will be able to successfully securitize any of these loans on terms acceptable to us, if at all.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. For the nine months ended June 30, 2007, the amount due from custodian decreased by $457,261.

Our Adviser, services the loans pledged under the DB Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of June 30, 2007, we were in compliance with our covenants under the performance guaranty.

The DB facility is available for general corporate purposes.

Contractual Obligations

As of June 30, 2007, we were a party to signed and non-binding term sheets for two loan originations for an aggregate of $15.0 million. To date, these investments have not yet funded and we expect to fund these potential investments as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	15,000,000	15,000,000	—	—	—
Total	$15,000,000	$15,000,000	$—	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently our portfolio has approximately 51% of the total loan portfolio cost basis at variable rates with a floor, approximately 2% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, approximately 46% of the total loan portfolio cost basis at variable rates without a floor or ceiling and approximately 1% of the total loan portfolio cost basis is at a fixed rate.  All of our variable based loans have rates associated with either the current Prime Rate or LIBOR.

We have a $220 million revolving credit facility, based on variable rates, with Deutsche Bank AG which matures May 2008.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million (which is amortized quarterly) for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At June 30, 2007, the cap agreement had a fair market value of $24,407 and a current notional amount of $8.8 million.  At June 30, 2007, the one month LIBOR rate was approximately 5.32%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR or the Prime Rate by 1% would increase our net increase in net assets resulting from operations by approximately $2.0 million, or 10.5%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended June 30, 2007.  A hypothetical decrease in the one month LIBOR or the Prime Rate by 1% would decrease net increase in net assets resulting from operations by approximately $2.0 million, or 10.5%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended June 30, 2007.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed by us with the Securities and Exchange Commission on December 6, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed by us with the Securities and Exchange Commission on May 2, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended June 30, 2007.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer

Date: August 6, 2007

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to by-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to bylaws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

10.1

Amendment No. 3 to the Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of May 25, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed May 29, 2007.

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