Form 10-K
period 2007-09-30
GLADSTONE CAPITAL CORP
filed 2007-12-03
CIK 1143513

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2007
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 30, 2007, based on the closing price on that date of $23.68 on the Nasdaq Global Select Market, was $261,138,825. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 17,637,574 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 30, 2007.

Documents Incorporated by Reference.    Portions of the Registrant's Proxy Statement relating to the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2007

FORWARD-LOOKING STATEMENTS

        All statements contained herein, other than historical facts, may constitute "forward-looking statements." These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance, or maintain our credit facility on terms reasonably acceptable to us, if at all, in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors described in the "Risk Factors" section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

PART I

Item 1.    Business

About Gladstone Capital Corporation

        We are a specialty finance company that was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and completed our initial public offering on August 24, 2001. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, (the "1940 Act"). In addition, for tax purposes we have elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended.

        We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, venture capital funds, individual investors or are family-owned businesses. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans.

        We seek to invest in small and medium-sized private U.S. businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower's cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity positions, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower's stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We seek to lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

        We seek to invest primarily in three categories of debt of private companies:

  •
  Senior Subordinated Notes.    We seek to invest a portion of our assets in senior subordinated notes. Holders of senior subordinated notes are subordinated to the rights of holders of senior debt in their right to receive principal and interest payments or, in the case of last out tranches of senior debt, liquidation proceeds from the borrower. As a result, senior subordinated notes are riskier than senior notes. Although such loans are sometimes secured by significant collateral, the lender is largely dependent on the borrower's cash flow for repayment. Additionally, lenders may receive warrants to acquire shares of stock in borrowers or other yield enhancements in connection with these loans. Senior subordinated notes include second lien loans and syndicated second lien loans.

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

        Approximately 68% of the aggregate cost value of our investment portfolio as of September 30, 2007 was senior debt, approximately 32% was senior subordinated debt and there were no investments in junior subordinated debt. As of September 30, 2007, we had approximately $355.8 million invested in 56 portfolio companies. The aggregate fair value of our investments as of September 30, 2007 was approximately $349.8 million. The following table outlines our investments by type at September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
	Cost	Fair Value	Cost	Fair Value
Senior Notes	$239,968,710	$234,497,770	$145,225,454	$145,941,287
Senior Subordinated Notes	114,720,818	111,195,102	70,940,532	70,992,032
Junior Subordinated Notes	—	—	—	—
Common Equity Securities	1,069,672	4,151,658	37,000	709,431

Total Investments	$355,759,200	$349,844,530	$216,202,986	$217,642,750

        Investments at fair value consisted of the following industry classifications at September 30, 2007 and 2006:

	September 30, 2007			September 30, 2006
		Percentage of			Percentage of
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$4,615,750	1.3%	2.1%	$5,529,891	2.6%	3.2%
Automobile	6,245,938	1.8%	2.8%	6,332,906	2.9%	3.7%
Broadcast (TV & Radio)	30,151,019	8.6%	13.6%	—	—	—
Cargo Transport	15,685,197	4.5%	7.1%	8,650,000	4.0%	5.0%
Chemicals, Plastics & Rubber	25,110,192	7.2%	11.4%	31,105,148	14.3%	18.0%
Diversified/Conglomerate Manufacturing	3,710,700	1.1%	1.7%	—	—	—
Electronics	31,351,318	9.0%	14.2%	33,360,123	15.3%	19.3%
Entertainment	—	—	—	3,491,250	1.6%	2.0%
Farming & Agriculture	11,537,833	3.3%	5.2%	709,431	0.3%	0.4%
Finance	2,460,125	0.7%	1.1%	—	—	—
Healthcare, Education & Childcare	36,927,299	10.5%	16.7%	16,707,500	7.7%	9.7%
Home & Office Furnishings	17,057,109	4.9%	7.7%	20,636,991	9.5%	12.0%
Leisure, amusement, movies & entertainment	9,508,750	2.7%	4.3%	—	—	—
Machinery	9,883,350	2.8%	4.5%	—	—	—
Mining, Steel, Iron & Non-precious Metals	27,057,277	7.7%	12.2%	5,233,750	2.4%	3.0%
Oil & Gas	—	—	—	6,056,250	2.8%	3.5%
Personal & Non-durable Consumer Products	8,977,500	2.6%	4.1%	—	—	—
Personal, Food and Miscellaneous Services	—	—	—	6,011,288	2.8%	3.5%
Printing, Publishing & Broadcasting	83,973,941	24.0%	38.0%	16,203,000	7.4%	9.4%
Retail Stores	14,986,500	4.3%	6.8%	14,981,250	6.9%	8.7%
Telecommunications	—	—	—	23,596,040	10.8%	13.7%
Textiles & Leather	10,604,732	3.0%	4.8%	13,785,932	6.3%	8.0%
Utilities	—	—	—	5,252,000	2.4%	3.0%

Total	$349,844,530	100.0%		$217,642,750	100.0%

        The investments at fair value consisted of the following geographic regions of the United States at September 30, 2007 and 2006:

	September 30, 2007			September 30, 2006
		Percentage of			Percentage of
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$152,927,681	43.7%	69.2%	$99,413,970	45.7%	57.6%
West	70,842,472	20.2%	32.1%	15,502,538	7.1%	9.0%
Mid-Atlantic	56,865,802	16.3%	25.7%	53,044,805	24.4%	30.7%
Southeast	44,488,416	12.7%	20.1%	24,697,113	11.3%	14.3%
Northeast	17,331,801	5.0%	7.8%	17,209,141	7.9%	10.0%
US Territory	7,388,358	2.1%	3.3%	7,775,183	3.6%	4.5%

	$349,844,530	100.0%		$217,642,750	100.0%

        The geographic region depicts the location of the headquarters for the Company's portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

        Our loans typically range from $5 million to $15 million, generally mature in no more than seven years, and accrue interest at a fixed or variable rate that exceeds the prime rate. Because the majority of the loans in our portfolio consist of term debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Accordingly, we cannot accurately predict what ratings these loans might receive if they were in fact rated, and thus cannot determine whether or not they could be considered "investment grade" quality.

        We hold our loan investment portfolio through our wholly-owned subsidiary, Gladstone Business Loan, LLC.

Our Investment Adviser and Administrator

        Our affiliate Gladstone Management Corporation (the "Adviser") is our external investment adviser and is led by a management team which has extensive experience in our lines of business. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the "Administrator") which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. All of our executive officers are officers or directors, or both, of our Adviser and our Administrator.

        Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates Gladstone Commercial Corporation ("Gladstone Commercial"), a publicly traded real estate investment trust; Gladstone Investment Corporation ("Gladstone Investment"), a publicly traded business development company; and Gladstone Land Corporation, a private agricultural real estate company. All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Investment. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

        We have been externally managed by our Adviser since October 1, 2004. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, DC, and our Adviser also has offices in the states of New York, Illinois, Pennsylvania, New Jersey, Texas and Washington.

Our Investment Strategy

        Our strategy is to make loans at favorable interest rates to small and medium-sized businesses. Our Adviser uses the loan referral networks of Messrs. Gladstone, Stelljes and Brubaker and of its managing directors to identify and make senior and subordinated loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We believe that our business strategy will enable us to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In addition, from time to time we might acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we might receive when we make loans.

        We target small and medium-sized private businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower's cash flow, reasonable capitalization of the borrower (usually be leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We may achieve liquidity in an equity position through a merger or acquisition of the borrower, a public offering of the borrower's stock or by exercising our right to require the borrower to repurchase our warrants, although we cannot assure you that we will always have these rights. We can also achieve a similar effect by requiring the borrower to pay us conditional interest, which we refer to as a success fee, upon the occurrence of certain events. Success fees are dependent upon the success of the borrower and the occurrence of a triggering event, and are paid in lieu of warrants to own common stock of the borrower.

Investment Process

Overview of Loan Origination and Approval Process

        To originate loans, our Adviser's lending professionals use a referral network comprised of venture capitalists, leveraged buyout fund managers, investment bankers, attorneys, accountants, commercial bankers and business brokers. Our Adviser's lending professionals review informational packages from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the lending professionals will seek an initial screening of the opportunity from our Adviser's investment committee, which is composed of Messrs. Gladstone, Brubaker and Stelljes. If the applicant passes this initial screening, the lending professionals will conduct a due diligence investigation of the applicant. Upon completion of the due diligence investigation, the lending professionals create a detailed borrower profile summarizing the prospective borrower's historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The lending professionals then present this profile to our Adviser's investment committee, which must approve each investment.

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

Extensive Due Diligence

        Our Adviser conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. Our due diligence investigation may begin with a review of publicly available information, and will generally include some or all of the following:

  •
  a review of the potential borrower's historical and projected financial information;

  •
  visits to the prospective borrower's business site(s);

  •
  interviews with the prospective borrower's management, employees, customers and vendors;

  •
  review of all loan documents;

  •
  background checks on the prospective borrower's management team; and

  •
  research on the prospective borrower's products, services or particular industry.

        Upon completion of a due diligence investigation and a decision to proceed with an investment, our Adviser's investment professionals who have primary responsibility for the investment present the investment opportunity to our Adviser's investment committee. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

        We also rely on the long-term relationships that our Adviser's professionals have with venture capitalists, leveraged buyout fund managers, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses.

Investment Structure

        We typically invest in senior, senior subordinated and junior subordinated loans. Our loans typically range from $5 million to $15 million, although the size of our investments may vary as our capital base changes. Our loans generally mature within seven years and accrue interest at a fixed or variable rate that exceeds the prime rate. In the past, some of our loans have had a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called "paid in kind" ("PIK") interest, and, when earned, we record PIK income as interest income and add the PIK interest to the principal balance of the loans. At present, none of our loans contain a PIK provision.

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

        As noted above, we expect to receive yield enhancements in connection with many of our loans, which may include warrants to purchase stock or success fees. If a financing is successful, not only will our debt securities have been repaid with interest, but we will be in a position to realize a gain on the accompanying equity interests or other yield enhancements. The opportunity to realize such gain may occur if the borrower is sold to new owners or if it makes a public offering of its stock. In most cases, we will not have the right to require that a borrower undergo an initial public offering by registering securities under the Securities Act of 1933, as amended, (the "Securities Act"), but we generally will have the right to sell our equity interests in any subsequent public offering by the borrower. Even when we have the right to participate in a borrower's public offering, the underwriters might insist, particularly if we own a large amount of equity securities, that we retain all or a substantial portion of our shares for a specified period of time. Moreover, we may decide not to sell an equity position even when we have the right and the opportunity to do so. Thus, although we expect to dispose of an equity interest after a certain time, situations may arise in which we hold equity securities for a longer period.

Temporary Investments

        Pending investment in the debt of private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that 70% of our assets are "qualifying assets" for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of "qualifying assets," see "Regulation as a Business Development Company."

Hedging Strategies

        Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions, we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Pursuant to our initial line of credit, we agreed to enter into hedging transactions, such as interest rate cap agreements, in connection with the borrowings that we make under our line of credit. To date, we hold only one interest rate cap agreement. In the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans. Hedging strategies do pose risks to us and our stockholders, however we believe that such activities, because they will be limited to only a portion of our portfolio, are manageable.

        Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security "in contravention of such rules and regulations or orders as U.S. Securities and Exchange Commission (the "SEC") may prescribe as necessary or appropriate in the public interest or for the protection of investors…" However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. We will only engage in hedging activities in compliance with applicable law and regulations.

Competitive Advantages

        A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. However, we believe that we have the following competitive advantages over other providers of financing to small and mid-sized businesses:

Management Expertise

        David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies, which we refer to as the Gladstone Companies, and has been involved in all aspects of the Gladstone Companies' investment activities, including serving as a member of our Adviser's investment committee. Terry Lee Brubaker is our vice chairman and chief operating officer and has substantial experience in acquisitions and operations of companies. George Stelljes III is our president and chief investment officer and has extensive experience in leveraged finance. Messrs. Gladstone, Brubaker and Stelljes have principal management responsibility for our Adviser as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser's investment professionals and supporting staff who possess a broad range of transactional, financial, managerial, and investment skills. We expect that our Adviser will continue to hire additional investment professionals in the future.

Increased Access to Investment Opportunities Developed Through an Extensive Network of Contacts

        Our Adviser seeks to identify potential investments both through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom our Adviser's investment professionals have long-term relationships. We believe that our Adviser's investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation in investment management enables us to identify well-positioned prospective portfolio companies which provide attractive investment opportunities. Additionally, our Adviser expects to generate information from its professionals' network of accountants, consultants, lawyers and management teams of portfolio companies and other companies.

Disciplined, Value-and-Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

        In making its investment decisions, our Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect our Adviser to use the same value-and-income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. Our Adviser's approach seeks to reduce our risk in investments by using some or all of the following approaches:

  •
  focusing on companies with good market positions, established management teams and good cash flow;

  •
  investing in businesses with experienced management teams;

  •
  engaging in extensive due diligence from the perspective of a long-term investor;

  •
  investing at low price-to-cash flow multiples; or

  •
  adopting flexible transaction structures by drawing on the experience of the investment professionals of our Adviser and its affiliates.

Longer Investment Horizon with Attractive Publicly Traded Model

        Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors' capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

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

Leverage

        For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we intend to issue senior debt securities (including borrowings under our current line of credit) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act. See "Regulation as a Business Development Company—Asset Coverage" for a discussion of our leveraging constraints.

Securitization

        We have a wholly-owned subsidiary, Gladstone Business Loan, LLC, ("Business Loan"), which acquires and holds loans that we anticipate will be securitized in the future. Business Loan entered into a credit agreement with a group of institutional lenders that provides for a $220 million revolving credit facility. We use these proceeds to make additional loans and increase the size of our loan portfolio. We currently intend to securitize all of the loans held by Business Loan and, if we are able to securitize these loans, we will use the proceeds from the securitization to pay down any amounts outstanding under the revolving credit facility.

Ongoing Relationships with and Monitoring of Portfolio Companies

Monitoring

        Our Adviser's investment professionals monitor the financial trends of each portfolio company on an ongoing basis to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company. We monitor the status and performance of each portfolio company and use it to evaluate the overall performance of our portfolio.

        Our Adviser employs various methods of evaluating and monitoring the performance of our investments, which include some or all of following:

  •
  Assessment of success in the portfolio company's overall adherence to its business plan and compliance with covenants;

  •
  Attendance at and participation in meetings of the portfolio company's board of directors;

  •
  Periodic contact, including formal update interviews with portfolio company management, and, if appropriate, the financial or strategic sponsor;

  •
  Comparison with other companies in the portfolio company's industry; and

  •
  Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance and Services

        As a business development company, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we nor our Adviser currently receives fees in connection with managerial assistance. Our Adviser provides other services to our portfolio companies and receives fees for these other services, certain of which are credited by 50% against the investment advisory fees that we pay our Adviser.

Valuation Process

        The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. All of our portfolio investments are recorded at fair value as determined in good faith by our Adviser and our management using procedures established by, and under the direction of our Board of Directors. There is uncertainty as to the value of our portfolio investments and our estimates of fair value may differ significantly from the values that could obtained if a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, we follow the following valuation process each quarter:

  •
  Our quarterly valuation process begins with each portfolio company or investment being initially assessed by our Adviser's investment professionals, using valuation policies and procedures previously established by our Board of Directors.

  •
  For certain debt securities other than rated syndicated loans, which we value using the latest bid price, and debt securities in which we have an equity, or equity-like interest, we will seek an independent opinion of value of such debt securities from Standard & Poor's Loan Evaluation Service, Inc. ("SPSE").

  •
  Preliminary valuation conclusions are then discussed with our management, and documented, along with any SPSE opinions of value, for review by our Board of Directors.

  •
  Our Board of Directors reviews this documentation and discusses the input of our Adviser, management, and the opinions of value of SPSE to arrive at a determination for the aggregate fair value of our portfolio of investments.

        Our valuation policies, procedures and processes are more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investment Valuation."

Investment Advisory and Management Agreements

        Since October 1, 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly. Our initial investment advisory agreement was in place from October 1, 2004 through September 30, 2006 (the "Initial Advisory Agreement"). On October 1, 2006, we entered into an amended and restated investment advisory agreement with our Adviser (the "Amended Advisory Agreement") and an administration agreement with our Administrator (the "Administration Agreement"). Our Board of Directors proposed the Amended Advisory Agreement to stockholders in order to provide what it considers to be more appropriate incentives to reward fund management, and our stockholders approved each of these agreements on December 2, 2005. The management services and fees in effect under the Initial and Amended Advisory Agreements are described below. In addition to the fees described below, certain fees received by our Adviser from our portfolio companies were 100% credited, prior to April 1, 2007, or 50% credited subsequent to April 1, 2007, against the investment advisory fee. In addition, we will continue to pay our direct expenses including, but not limited to, directors fees, legal and accounting fees, and stockholder related expenses under the Amended Advisory Agreement.

Management services and fees in effect through September 30, 2006

        Pursuant to the Initial Advisory Agreement, we paid our Adviser an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. Our Adviser's Board of Directors agreed to waive, for the quarters ending June 30, 2006 and September 30, 2006, the annual advisory fee of 1.25% to 0.5% for those senior syndicated loans in which we had existing syndicated second lien participations.

Management services and fees under the amended and restated investment advisory agreement

        Effective October 1, 2006, we pay our Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters, in addition to a two-part incentive fee. The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the "hurdle rate"). We will pay our Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

        The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), commencing on October 1, 2006, and will equal 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

        Our Adviser's Board of Directors has agreed to waive, for the all the quarterly fees incurred during the fiscal year ended September 30, 2007 and for the quarter ending December 31, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

        Under the Amended Advisory Agreement, we pay separately for administrative services under the Administration Agreement. The Administration Agreement provides for payments equal to our allocable portion of our Administrator's overhead expenses in performing its obligations under the Administration Agreement, including but not limited to rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs.

        Regulations promulgated by the SEC prohibit business development companies from implementing an incentive advisory fee while having in place a stock option plan or any outstanding stock options. In connection with the approval of the Amended Advisory Agreement, and pursuant to an offer approved by our Board of Directors on April 11, 2006, we extended an offer to the then-current stock option holders to amend the terms of all outstanding stock options under our Amended and Restated 2001 Equity Incentive Plan (the "2001 Plan") to accelerate the contractual expiration date of these options to September 30, 2006. The offer was filed with the SEC on April 12, 2006, was conducted in accordance with the federal tender offer rules and regulations, and was conditioned upon the acceptance by 100% of the current stock option holders. Our Board of Directors also accelerated in full the vesting of all outstanding options other than options held by the non-employee Directors effective April 11, 2006, resulting in accelerated vesting of 34,500 outstanding options. On May 31, 2006, 100% of the current stock option holders accepted the tender offer, and on September 30, 2006, all outstanding stock options and the 2001 Plan were terminated. Upon the effectiveness of the Amended Advisory Agreement and Administration Agreement on October 1, 2006, the Initial Advisory Agreement terminated.

License Agreement

        We have entered into a license agreement with our Adviser, pursuant to which our Adviser has granted us a non-exclusive license to use the name "Gladstone" and the Diamond G trademark. This license agreement has required us to pay the Adviser a royalty fee of $1 per quarter through December 19, 2007. The amount of the fee is negotiable on an annual basis by our compensation committee and approved by a majority of our independent directors, and the fee was increased to $10 per quarter, effective at the beginning of the next contract term on December 20, 2007, as a result of the last negotiation. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer our Adviser.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

        In order to maintain the qualification for treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

  •
  Income source requirements.    At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership

  •
  Asset diversification requirements.    As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, US government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than US government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

        Failure to Qualify as a RIC.    If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

        Qualification as a RIC.    If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder's cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder's other tax obligations. A stockholder that is not subject to US federal income tax or tax on long-term capital gains would be required to file a US federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that dividends, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

        If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount ("OID") that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through September 30, 2007, we incurred no OID income.

Taxation of Our U.S. Stockholders

        Distributions.    For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder's adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder's holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not to capital gains dividends to the extent such amount designated by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the due date for filing our return for that taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

        In general, the tax rates applicable to our dividends other than dividends designated as capital gain dividends will be the standard ordinary income tax rates, and not the lower federal income tax rate applicable to "qualified dividend income." If we distribute dividends that are attributable to actual dividend income received by us that is eligible to be, and is, designated by us as qualified dividend income, such dividends would be eligible for such lower federal income tax rate. For this purpose, "qualified dividend income" means dividends received by us from United States corporations and qualifying foreign corporations, provided that both we and the stockholder recipient of our dividend satisfy certain holding period and other requirements in respect of our shares (in the case of our stockholder) and the stock of such corporations (in our case). However, we do not anticipate receiving or distributing a significant amount of qualified dividend income.

        If a stockholder participates in our dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the stockholder to the same extent, and with the same character, as if the stockholder had received the distribution in cash. The stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the stockholder's account.

        Sale of our Shares.    A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. For taxable years beginning before January 1, 2011, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain ( i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders.

        Backup Withholding.    We may be required to withhold federal income tax, or backup withholding, currently at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the Internal Revenue Service ("IRS") notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual's taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder's federal income tax liability, provided that proper information is provided to the IRS.

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

        We intend to conduct our business so as to retain our status as a business development company. A business development company may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1) or (2) below.

Qualifying Assets

        Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

  (1)
  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

  (a)
  is organized under the laws of, and has its principal place of business in, any State or States in the United States;

  (b)
  is not an investment company (other than a small business investment company wholly owned by the business development company); and

  (c)
  satisfies one of the following:

  (i)
  it does not have any class of securities with respect to which a broker or dealer may extend margin credit;

  (ii)
  it is controlled by the business development company and for which an affiliate of the business development company serves as a director;

  (iii)
  it has total assets of not more than $4 million and capital and surplus of not less than $2 million: or

  (iv)
  it does not have any class of securities listed on a national securities exchange.

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

        We will at all times endeavor to conduct our business so as to retain our status as a RIC under Subchapter M of the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes. For a discussion of the risks associated with the resulting leverage, see "Competitive Advantages—Leverage" and "Risk Factors—Our business plan is dependent upon external financing which may expose us to risks associated with leverage."

        Our current fundamental policies state that we will not (1) act as an underwriter of securities of other issuers (except to the extent that we may be deemed an "underwriter" of securities we purchase that must be registered under the Securities Act before they may be offered or sold to the public); (2) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may (a) purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, (b) own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate, or (c) finance the purchase of real estate by our portfolio companies); (3) sell securities short (except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies); (4) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (5) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, (ii) with regard to managing risks associated with publicly-traded securities issued by our portfolio companies, or (iii) with regard to managing the risks associated with interest rate fluctuations); (6) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations or in managing the risks associated with interest rate fluctuations); or (7) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in, any securities issued by any other investment company (except as they may be acquired as part of a merger, consolidation or acquisition of assets). That portion of our investments that is in securities issued by other investment companies may subject our stockholders to additional expenses.

        In October 2007, our Board of Directors approved the repeal of our fundamental investment policies in order to conform to prevailing practice among business development companies. In reaching this conclusion, our Board of Directors considered, among other things, the potential competitive disadvantage that having such policies places on us in comparison to competitors that do not have such restrictions. In accordance with the 1940 Act, we will submit this repeal of our fundamental investment policies to our stockholders for their approval at our upcoming 2008 Annual Meeting of Stockholders. The reasons for seeking to repeal our fundamental investment policies will be described in greater detail in the definitive proxy statement to be delivered to stockholders in advance of the 2008 Annual Meeting of Stockholders.

Code of Ethics

        We and our Adviser have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees of our Adviser that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneCapital.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Compliance Policies and Procedures

        We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, John Dellafiora, Jr., who also serves as chief compliance officer for our Adviser.

Staffing

        We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser and our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 25-30 full time employees of our Adviser and our Administrator will spend substantial time on our matters during the remainder of calendar year 2007 and all of calendar year 2008. We anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase as we acquire more investments.

        As of November 15, 2007, our Adviser and our Administrator had 60 full-time employees. A breakdown of these full-time employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
6	Executive Management
41	Investment Management, Portfolio Management, and Due Diligence
13	Administration, Accounting, Compliance, Human Resources, and Treasury

Available Information

        Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCapital.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Corporate Secretary, Gladstone Capital Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors

        An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are dependent upon our key management personnel and the key management personnel of our Adviser, particularly David Gladstone, George Stelljes III and Terry Lee Brubaker, and on the continued operations of our Adviser, for our future success.

        We have no employees. Our chief executive officer, chief operating officer, chief investment officer and chief financial officer, and the employees of our Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III and Terry Lee Brubaker in this regard. Our executive officers and the employees of our Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Adviser's operations or termination of the investment advisory agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

Our incentive fee may induce our Adviser to make certain investments, including speculative investments.

        The management compensation structure that has been implemented under the Amended Advisory Agreement with our Adviser may cause our Adviser to invest in high risk investments or take other risks. In addition to its management fee, our Adviser is entitled under the Amended Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Adviser to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

We may be obligated to pay our Adviser incentive compensation even if we incur a loss.

        On October 1, 2006, the Amended Advisory Agreement became effective and entitles our Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Amended Advisory Agreement with our Adviser, see "Business—Investment Advisory and Management Agreements—Management services and fees under the amended and restated investment advisory agreement."

Our Adviser's failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Amended Advisory Agreement may adversely affect our ability for future growth.

        Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on our Adviser's ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Adviser's structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The senior management team of our Adviser has substantial responsibilities under the Amended Advisory Agreement. In order to grow, our Adviser will need to hire, train supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our business model is dependent upon developing and sustaining strong referral relationships with leveraged buyout funds, venture capital funds and other intermediaries.

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

Because a large percentage of the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty in the value of our privately held securities that could adversely affect our determination of our net asset value.

        A large percentage of our portfolio investments are, and will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by SPSE. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of our requests for evaluation.

        Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE is unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity investments include some or all of the following: the nature and realizable value of any collateral, the portfolio company's earnings and cash flows and its ability to make payments on its obligations, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

        In the future, we anticipate that a small portion of our assets may consist of equity securities that are valued based on internal assessment, using our own, Board of Directors' approved valuation methods, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third-party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity of our privately held investments may adversely affect our business.

        Most of our investments presently consist of, and will continue to consist of, loans and warrants acquired in private transactions directly from borrowers or from the originators of loans to such borrowers. Substantially all of the investments we presently hold are, and the investments we expect to acquire in the future will be, subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

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

        As of September 30, 2007 we had loans outstanding to 56 portfolio companies. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial writedown of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As a result, a downturn in an industry in which we have made multiple loans could have a materially adverse effect on us.

When we are a debt or minority equity investor in a portfolio company, which we expect will generally be the case, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

        We anticipate that most of our investments will continue to be either debt or minority equity investments in our portfolio companies. Therefore, we are and will remain subject to risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings. In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

        We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

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

        We anticipate using a combination of equity and long-term and short-term borrowings to finance our lending activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates. Ultimately, we expect approximately 20% of the loans in our portfolio to be at fixed rates and approximately 80% to be at variable rates determined on the basis of a benchmark prime rate. As of September 30, 2007, our portfolio had approximately 54% of the total of the loan cost value at variable rates with a floor, approximately 2% of the total loan cost value at variable rates with a floor and ceiling, approximately 1% of the total loan cost value at fixed rates and the remaining 43% at variable rates. Pursuant to our initial line of credit, we agreed to enter into an interest rate cap agreement, which is our only hedging transaction to date. In the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Our credit facility imposes certain limitations on us.

        We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to a credit agreement arranged by Deutsche Bank AG as the structuring agent. The agreement provides us with a revolving credit line facility of $220 million. In the future, borrowings outstanding on the credit line facility may be repaid with the proceeds we may receive from securitizing some or all of the loans in our portfolio for long-term funding. The line of credit facility will permit us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement.

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

        To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create "original issue discount,"

which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see "Business—Competitive Advantages—Leverage" and "Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status."

There are significant potential conflicts of interest which could impact our investment returns.

        Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser, Gladstone Investment and Gladstone Commercial. In addition, Mr. Brubaker, our vice chairman, chief operating officer and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Investment and Gladstone Commercial. Mr. Stelljes, our president and chief investment officer, is also the president and chief investment officer, of our Adviser, Gladstone Investment and Gladstone Commercial. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we targeted. While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with our Adviser.

        In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2007, our Board of Directors has approved the following types of co-investment transactions:

  •
  Our affiliate, Gladstone Commercial, may lease property to portfolio companies that we do not control under certain circumstances. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

  •
  We may invest simultaneously with our affiliate Gladstone Investment in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

        In this regard, our Adviser has implemented allocation procedures designed to ensure the fair and equitable treatment among the funds it manages.

        Certain of our officers, who are also officers of our Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all shareholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

        In the course of our investing activities, we will pay management and incentive fees to our Adviser and will reimburse our Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of our Adviser has interests that differ from those of our stockholders, giving rise to a conflict.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

        We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see "Business—Regulation as a Business Development Company" and "Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status."

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

        On October 1, 2006, we implemented the Amended Advisory Agreement with our Adviser. In addition to providing for a base management fee based on our total assets, this agreement contemplates a quarterly incentive fee based on our pre-incentive fee net investment income and an annual incentive fee based on our capital gains, if any. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods, and has issued such a waiver for each quarter of our 2007 fiscal year. However our Adviser is not required to issue this waiver. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on our stock price.

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

Terrorist attacks, acts of war or national disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial conditions.

        Terrorist acts, acts of war or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Gladstone Management Corporation is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to our Amended Advisory and Administration Agreement with our Adviser and Gladstone Administration, respectively. Our Adviser and Administrator are headquartered in McLean, Virginia and our Adviser also has operations in the states of New York, New Jersey, Illinois, Pennsylvania, Texas and Washington.

Item 3.    Legal Proceedings

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "GLAD." The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Select Market (for periods prior to July 1, 2006, the Nasdaq National Market) for each fiscal quarter during the last two fiscal years.

	Quarter Ended	High	Low
FY 2007	09/30/07	$21.66	$17.94
	06/30/07	24.60	21.44
	03/31/07	24.24	21.24
	12/31/06	25.21	21.96
FY 2006	09/30/06	23.08	21.10
	06/30/06	23.50	20.79
	03/31/06	22.42	19.96
	12/31/05	23.68	20.36

        As of November 20, 2007, there were approximately 23,000 beneficial owners and approximately 78 registered holders of our common stock.

Dividends

        We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly dividends. Amounts presented for each fiscal quarter of 2007 and 2006 represent the cumulative amount of the dividends declared for the months composing such quarter. The following table reflects, by quarter, the dividends per share that we have declared on our common stock in the last two fiscal years.

	Quarter Ended	Cash Dividend Per Share
FY 2007	09/30/07	$0.420
	06/30/07	0.420
	03/31/07	0.420
	12/31/06	0.420
FY 2006	09/30/06	0.420
	06/30/06	0.405
	03/31/06	0.405
	12/31/05	0.405

Recent Sales of Unregistered Securities

        There were no unregistered sales of securities during the fiscal year ended September 30, 2007.

Item 6.    Selected Financial Data

        The following selected financial data for the fiscal years ended September 30, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION
SELECTED FINANCIAL DATA

	Year Ended September 30,
	2007	2006	2005	2004	2003
Total Investment Income	$36,686,519	$26,899,846	$23,949,759	$20,395,968	$15,154,874
Total Expenses	$14,425,963	$7,447,349	$6,454,336	$7,103,193	$3,858,953
Net Investment Income	$22,260,556	$19,350,580	$17,286,145	$13,292,775	$11,295,921
Net (Loss) Gain on Investments	$(7,308,552)	$5,079,655	$(1,795,463)	$(2,722,485)	$(222,340)
Net Increase in Net Assets Resulting from Operations	$14,952,004	$24,430,235	$15,490,682	$10,570,290	$11,073,581
Per Share Data(1):
Net Increase in Net Assets Resulting from Operations:
Basic	$1.13	$2.15	$1.37	$1.05	$1.10
Diluted	$1.13	$2.10	$1.33	$1.02	$1.09
Cash Distributions Declared per Share	$1.68	$1.635	$1.515	$1.365	$1.10
Statement of Assets and Liabilities Data:
Total Assets	$367,729,138	$225,783,215	$205,793,094	$215,333,727	$214,566,663
Net Assets	$220,958,735	$172,570,487	$151,610,683	$152,226,655	$130,802,382
Net Asset Value Per Share	$14.97	$14.02	$13.41	$13.50	$12.97
Common Shares Outstanding at Year End	14,762,574	12,305,008	11,303,510	11,278,510	10,081,844
Other Data:
Number of Portfolio Companies at Period End	56	32	28	16	11
Principal Amount of Loan Originations	$261,700,222	$135,954,879	$143,794,006	$86,267,500	$47,011,278
Principal Amount of Loan Repayments	$121,817,837	$124,009,929	$88,019,136	$47,158,995	$18,005,827
Weighted Average Yield on Investments(2):	11.98%	12.74%	12.23%	13.44%	13.14%
Total Return(3)	(4.40)%	5.21%	5.93%	24.40%	21.74%

(1)
Per share data for net increase in net assets resulting from operations is based on the weighted common stock outstanding for both basic and diluted.

(2)
Weighted average yield on investments equals interest income on investments divided by the average investment balance throughout the year.

(3)
For the fiscal years ended September 30, 2007, 2006, 2005 and 2004, the total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value. For the fiscal year ended September 30, 2003, total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

        We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, venture capital funds or are family-owned businesses, with a particular focus on senior subordinated notes. In addition, we may acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act").

        We seek out small and medium-sized businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower's cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower's stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

        Our loans typically range from $5 million to $15 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at fixed or variable rates. Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called "paid in kind" ("PIK") interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. We currently do not hold any investments with PIK income.

        Because the majority of our portfolio loans consist of term debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were rated, and thus cannot determine whether or not they could be considered "investment grade" quality.

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

        Original issue discounts ("OID") arise when we extend a loan and receive an equity interest in the borrower at the same time. To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan, to the value of the equity. Then the amount allocated to the equity, the OID, must be amortized over the life of the loan. As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), whereas the cash is received, if at all, when the equity instrument is sold. We seek to avoid OID with all potential investments under review and to date do not hold any investments with OID income.

        In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Our investment adviser, Gladstone Management Corporation (the "Adviser") provides these services on our behalf through its officers who are also our officers. Currently, neither we nor our Adviser charges a fee for managerial assistance, however, if our Adviser does receive fees for managerial assistance, our Adviser will credit the managerial assistance fees to the base management fee due from us to our Adviser.

        Our Adviser receives fees for other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon closing of the investment. The services our Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that we pay to our Adviser.

        Our Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fee.

        We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser. These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations.

        Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including, but not limited to, the satisfactory completion of our due diligence investigations of the potential borrower's business, reaching agreement on the legal documentation for the loan, and the receipt of all necessary consents. Upon execution of the non-binding term sheet, the potential borrower generally pays the Adviser a non-refundable fee for services rendered by the Adviser through the date of the non-binding term sheet. These fees are received by the Adviser and are offset against the base management fee payable to the Adviser, which has the effect of reducing our expenses to the extent of any such fees received by the Adviser.

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

        During the fiscal year ended September 30, 2007, we extended, directly or through participations, approximately $262 million of new loans to a total of 52 companies. Also, during the fiscal year ended September 30, 2007, five borrowers repaid their loans ahead of contractual maturity of an aggregate of approximately $35.2 million, one borrower refinanced its investment of approximately $13.3 million and we sold or repaid in full on twenty seven syndicated loans of an aggregate of approximately $59.9 million, and we received scheduled contractual principal repayments of approximately $13.4 million, for total principal repayments of approximately $121.8 million. Since our initial public offering in August 2001, we have made 225 different loans to, or investments in, 120 companies for a total of approximately $761.5 million, before giving effect to principal repayments on investments and divestitures.

Our Adviser and Administrator

        Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Harry Brill, our chief financial officer, is also the chief financial officer of our Adviser. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the "Administrator"), which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.

        Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Investment Corporation, a publicly traded business development company; and Gladstone Land Corporation, a private agricultural real estate company. All of our executive officers serve as either directors or executive officers, or both, of our Adviser, our Administrator, Gladstone Commercial Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

        We have been externally managed by our Adviser since October 1, 2004. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser also has offices in the states of New York, New Jersey, Pennsylvania, Illinois, Texas and Washington.

Investment Advisory and Management Agreement

        On December 2, 2005, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the "Amended Advisory Agreement") with our Adviser and an administration agreement (the "Administration Agreement") between us and our Administrator, both of which became effective on October 1, 2006. The Amended Advisory Agreement replaced the original advisory agreement (the "Initial Advisory Agreement"), which terminated on September 30, 2006.

        Pursuant to the Initial Advisory Agreement, we paid our Adviser an annual advisory fee of 1.25% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of our total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total annual base management fee of 2%. This fee was then directly reduced by the amount of loan servicing fees paid to the Adviser and any other fees received by the Adviser from our borrowers and potential borrowers.

        Under the Amended Advisory Agreement, we pay our Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters and also consists of a two-part incentive fee.

        The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the "hurdle rate"). We will pay our Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

        The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), which commenced on October 1, 2006, and will equal 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. We did not earn the capital gains portion of the incentive fee for the fiscal year ended September 30, 2007.

        We will continue to pay our direct expenses including, but not limited to, directors' fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Amended Advisory Agreement.

        The Adviser's board of directors has agreed to voluntarily waive 1.5% of the annual 2.0% base management fee to 0.5% for senior syndicated loans for each quarter during the fiscal year ended September 30, 2007.

        In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by the Adviser from our portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to the Adviser and credited under the Amended Advisory Agreement.

        The Adviser services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan, LLC ("Business Loan") in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility. Effective in April 2006, the Adviser's board of directors voted to reduce the portion of the 1.5% annual fee to 0.5% for senior syndicated loans. This fee directly reduces the amount of fee payable under both the Initial and Amended Advisory Agreements.

Administration Agreement

        Under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator's total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

Off-Balance Sheet Arrangements

        We did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2007.

Recent Accounting Pronouncements

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance. We adopted the provisions of SFAS 154, as applicable, on October 1, 2006.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We adopted SFAS No. 155 on October 1, 2006 and have not realized a material impact of the financial statements since all investments are valued on a fair value basis.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2006. We adopted this Interpretation on October 1, 2007. The adoption of FIN 48 will not have an impact on our consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC's previous guidance in SAB No. 99, "Materiality," on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant's previous method for quantifying misstatements. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies broadly to securities and other types of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. We will be required to adopt SFAS No. 157 on October 1, 2008 and are currently evaluating the impact of this pronouncement on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This pronouncement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this pronouncement on our consolidated financial statements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Our accounting policies are more fully described in the "Notes to Consolidated Financial Statements" contained elsewhere in this report. We have identified our investment valuation process, tax status and revenue recognition as our most critical accounting policies.

Investment Valuation

        The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

        General Valuation Policy:    Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations ("NRSRO"), (such as certain participations in syndicated loans) are valued at the indicative bid price offered by the syndication agent's desk on or near the valuation date.

        Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by or under the direction of our Board of Directors. In making the good faith determination of the value of these securities, we start with the contractual balance of the security, which includes PIK interest, if any. We then apply the methods set out below in "Valuation Methods." Members of our Adviser's portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company's performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

        At September 30, 2007, we engaged Standard & Poor's Securities Evaluations, Inc. ("SPSE") to submit opinions of value for our debt securities that are issued to portfolio companies where we have no equity, or equity-like securities. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some debt securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. We may also submit PIK interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (including the information described under "Credit Information," the risk ratings of the loans described under "Loan Grading and Risk Rating" and the factors described under "Valuation Methods"), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

  SPSE provides evaluated price opinions which are reflective of what SPSE believes the bid side of the market would be for each loan after careful review and analysis of descriptive, market and credit information. Each price reflects SPSE's best judgment based upon careful examination of a variety of market factors. Because of fluctuation in the market and in other factors beyond its control, SPSE cannot guarantee these evaluations. The evaluations reflect the market prices, or estimates thereof, on the date specified. The prices are based on comparable market prices for similar securities. Market information has been obtained from reputable secondary market sources. Although these sources are considered reliable, SPSE cannot guarantee their accuracy.

        SPSE opinions of value of our debt securities where we have no equity or equity-like securities are submitted to our Board of Directors along with our Adviser's supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser's conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes whether to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Consolidated Schedule of Investments as of September 30, 2007 and September 30, 2006, included in our consolidated financial statements.

        Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy. Because

SPSE does not provide values for equity securities, our Adviser determines the recommended fair value of these investments using valuation policies approved by our Board of Directors.

        Credit Information:    Our Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and our Adviser participate in periodic board meetings of our portfolio companies in which we hold control investments and generally require them to provide annual audited and interim unaudited financial statements. Using these statements and board discussions, our Adviser calculates and evaluates the credit statistics.

        Loan Grading and Risk Rating:    As part of our valuation procedures we risk rate all of our investments in debt securities. For syndicated loans that have been rated by a NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO's risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

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

Company's System	First NRSRO	Second NRSRO	Gladstone Capital's Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22.0% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default and the EL is greater than 20%

(a)
The default rates set forth here are for a ten year term debt security. If a debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on our risk rating scale.

        The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At September 30, 2007, one investment was on non-accrual and at September 30, 2006, no payments were past due on any of our debt securities. We do not risk rate our equity securities.

        The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2007 and September 30, 2006, representing approximately 79% and 73%, respectively, of all loans in our portfolio:

Rating	Sept. 30, 2007	Sept. 30, 2006
Average	7.3	7.2
Weighted Average	7.1	7.2
Highest	9.0	9.0
Lowest	4.0	6.0

        The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at September 30, 2007 and September 30, 2006, representing approximately 4% and 17%, respectively, of all loans in our portfolio:

Rating	Sept. 30, 2007	Sept. 30, 2006
Average	6.0	6.1
Weighted Average	6.0	6.3
Highest	6.0	8.0
Lowest	6.0	4.0

        For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that are currently rated by an NRSRO at September 30, 2007 and September 30, 2006, representing approximately 17% and 10%, respectively, of all loans in our portfolio:

Rating	Sept. 30, 2007	Sept. 30, 2006
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	B/B3	B-/B3
Lowest	CCC/Caa2	CCC/Caa1

        Valuation Methods:    We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as certain participations in syndicated loans, at the indicative bid price offered by the syndication agent's trading desk on or near the valuation date. At September 30, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 15 debt securities in our portfolio. At September 30, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 9 debt securities in our portfolio.

        Debt securities that are issued by portfolio companies where we have an equity, or equity-like interest that are not publicly traded, for which there is no market, or for which there is a market but the securities have not been rated by a NRSRO, are valued at cost, if there is adequate total enterprise value determined when valuing our equity holdings in the borrower. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

        Securities that are not publicly traded and that are issued by portfolio companies for which there is no market, or for which there is a market or the securities have not been rated by a NRSRO, we determine the value of the security as if we currently intended to sell the security and consider some or all of the following factors:

  •
  the risk rating of the security;

  •
  the cost basis and the type of the security;

  •
  the nature and realizable value of the collateral;

  •
  the portfolio company's ability to make payments and discounted cash flow;

  •
  reports from portfolio company senior management and board meetings;

  •
  reported values of similar securities of the portfolio company or comparable companies; and

  •
  changes in the economy affecting the portfolio company.

        We value convertible debt, equity, success or exit fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust. At September 30, 2007 and September 30, 2006, there was no market for any of the equity securities we owned. To value convertible debt, equity, success or exit fee or other equity-like securities for which no market exists, we use the same methodology we would use for securities described above, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques also include discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales to third parties in comparable transactions, or a review of similar companies that are publicly traded and the market multiple of their equity securities. In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. At September 30, 2007 and September 30, 2006, we had $1,069,672 and $37,000, respectively, invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $354,689,528 and $216,165,986, respectively.

        At September 30, 2007, we had total unrealized depreciation of $9,107,156, which was mainly comprised of unrealized depreciation of $1,425,000 on our senior subordinated term debt investment in Visual Edge Technology, Inc., unrealized depreciation of $1,236,100 on the aggregate of our investments in Greatwide Logistics Services, Inc., unrealized depreciation of $1,180,713, on the aggregate of our investments in LocalTel, Inc. and unrealized depreciation of $456,750 on our senior term debt investment in It's Just Lunch International, LLC. Unrealized appreciation of $3,192,486 was primarily composed of unrealized appreciation of $2,968,333 on our warrants in Finn Corporation. In the aggregate, we recorded net unrealized depreciation of $5,914,670 on our total investment portfolio as of September 30, 2007.

        At September 30, 2007, we had one control investment in BERTL, Inc. ("BERTL"). This investment was originally purchased as a debt instrument in MCA Communications LLC which was past due at the time of purchase, and we accepted a deed in lieu of foreclosure in satisfaction of BERTL's obligations under the debt instrument on September 28, 2007. BERTL is a web-based evaluator of digital imaging products. Since the transaction was recorded on September 28, 2007, the investment was valued at cost in accordance with our valuation policies. Our investment in BERTL was $923,548 at September 30, 2007. We did not have any control or affiliate investments at September 30, 2006.

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

Paid in Kind Interest

        In the past, we have had some loans in our portfolio which contained a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash.

Services Provided to Portfolio Companies

        As a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services through our Adviser, who provides these services on our behalf through its officers who are also our officers. Currently, neither we nor our Adviser charges a fee for managerial assistance, however, if our Adviser does receive fees for such managerial assistance, our Adviser will credit the managerial assistance fees to the base management fee due from us to our Adviser.

        Our Adviser receives fees for the other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides to our portfolio companies vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. Effective April 1, 2007, when our Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that we pay to our Adviser, whereas prior to such date fees were 100% credited. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

        Our Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fee.

        We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser. These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Investment Income

        Investment income for the fiscal year ended September 30, 2007 was $36,686,519 as compared to $26,899,846 for the fiscal year ended September 30, 2006. This increase is primarily a result of a rise in interest income from an increase of approximately $261.7 million of new investments from the prior year's new investments of approximately $136.0 million and the collection of approximately $2.2 million of exit fees upon the full repayment or refinancing of four investments as compared to approximately $1.3 million of exit fees upon the full repayment of two portfolio company investments in the prior year.

        Interest income from our investments in debt securities of private companies was $35,412,893, for the fiscal year ended September 30, 2007 as compared to $25,646,746 for the fiscal year ended September 30, 2006, including $63,000 of PIK interest. This increase is primarily a result of a rise in interest income from an increase of approximately $261.7 million of new investments from the prior year's new investments of approximately $136.0 million and the collection of approximately $2.2 million of exit fees upon the full repayment or refinancing of four investments as compared to approximately $1.3 million of exit fees upon the full repayment of two portfolio company investments.

        The weighted average yield on our portfolio for the fiscal year ended September 30, 2007 was 11.98%. The weighted average yield on our portfolio for the fiscal year ended September 30, 2006 was 12.74% (with and without giving effect to PIK interest). The yields were computed based on the cost value of the investment portfolios.

        Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2007 was $255,489, as compared to approximately $38,381 for the fiscal year ended September 30, 2006. Interest income increased from the prior year due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

        Interest income from employee notes receivable for the fiscal year ended September 30, 2007 was $526,164, as compared to $441,341 for the fiscal year ended September 30, 2006. The increase is the result of additional loans issued in connection with employee stock option exercises during the fourth quarter of the fiscal year ended September 30, 2006.

        Prepayment fees and other income was $491,973 for the fiscal year ended September 30, 2007 and $773,378 for the fiscal year ended September 30, 2006. For the fiscal year ended September 30, 2006, this consisted of approximately $0.8 million of prepayment penalty fees. The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

        Operating expenses, net of credits from the Adviser for fees earned and voluntary waivers to the base management and incentive fees, for the fiscal year ended September 30, 2007 were $14,425,963, as compared to $7,447,349 for the fiscal year ended September 30, 2006. This increase was mainly a result of an increase in interest expense, loan servicing fees, the addition of the administration fee and the reduction of certain credits in the base management fee, partially offset by reductions in professional fees and stockholder related costs.

        Interest expense for the fiscal year ended September 30, 2007 was $7,225,628 as compared to $3,238,615 for the fiscal year ended September 30, 2006. This increase was primarily a result of increased borrowings under our line of credit during the fiscal year ended September 30, 2007, which borrowings were used, in part, to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

        Loan servicing fees of $3,624,390 were incurred for the fiscal year ended September 30, 2007 as compared to $2,907,875 for the fiscal year ended September 30, 2006. These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the aggregate outstanding loan portfolio. These fees were directly credited against the amount of the base management fee due to our Adviser.

        For the fiscal year ended September 30, 2007, we incurred a base management fee of $2,402,049 after reductions for loan servicing fees received by our Adviser of $3,624,390, less credits for fees received by our Adviser of $1,659,875 and a $481,045 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee of $261,129, as compared to the fiscal year ended September 30, 2006, in which we incurred a base management fee of $1,284,414 after reductions for loan servicing fees received by our Adviser of $2,907,875, less credits for fees received by our Adviser of $2,051,000 and a $17,539 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management credit of $784,125. The base management fee is computed quarterly as described under "Investment Advisory and Management Agreement." Effective April 1, 2007, the board of our Adviser reduced the amount of credit for fees received by our Adviser from 100% of the fees received to 50% of the fees received, therefore, the last half of the fiscal year ended September 30, 2007 reflects the reduced credit for fees received by our Adviser. The gross base management fee before the reduction for loan servicing fees for the fiscal years ended September 30, 2007 and September 30, 2006, was $6,026,439 and $4,192,289, respectively, which increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year and fewer credits for fees received by our Adviser.

        Effective October 1, 2006, the income based incentive fee became effective and as such we recorded a gross incentive fee of $4,607,688, which was reduced by a voluntary waiver issued by our Adviser's board of directors of $3,829,805, which resulted in a net incentive fee of $777,883. There was no incentive fee recorded for the fiscal year ended September 30, 2006, as the Amended Advisory Agreement was not in effect.

        Effective October 1, 2006, the Administration Agreement became effective in which we provide payments equal to our allocable portion of our Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs. We incurred an administration fee of $719,256 for the fiscal year ended September 30, 2007. There was no administration fee recorded for the fiscal year ended September 30, 2006, as the Administration Agreement was not in effect.

        Professional fees, consisting primarily of legal and audit fees, for the fiscal year ended September 30, 2007 were $522,970, as compared to $548,326 for the fiscal year ended September 30, 2006. The decrease was due primarily to a decrease in non-recurring legal fees, such as legal fees incurred in the prior year in connection with review of the special proxy statement and the termination of the options outstanding under the 2001 Plan.

        Amortization of deferred financing costs, in connection with our line of credit, were $267,231 for the fiscal year ended September 30, 2007 and $140,143 for the fiscal year ended September 30, 2006. The increase was due to the addition of fees paid in connection with our renewal and expansion of our facility during the fiscal year ended September 30, 2007 and their related amortization.

        Stockholder related costs for the fiscal year ended September 30, 2007 were $216,736, as compared to $303,709 for the fiscal year ended September 30, 2006. Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, electronic filing fees, and annual report printing fees. The decrease was due mainly to the normalization of stockholder communication activity as compared to the prior year period in which there was filing, printing and mailing of the special proxy statement in connection with the special meeting of stockholders, and the fees associated with the Schedule TO filed in connection with the offer to amend the terms of the options outstanding under the 2001 Plan.

        Directors' fees for the fiscal year ended September 30, 2007 were $233,720, as compared to approximately $116,212 for the fiscal year ended September 30, 2006. This was the result the increase in the annual stipends which are paid at the start of each fiscal year and amortized throughout the year.

        Insurance expense for the fiscal year ended September 30, 2007 was $248,877, as compared to approximately $206,554 for the fiscal year ended September 30, 2006. The increase was primarily the result of an increase of our directors and officers insurance premiums.

        There was no stock option compensation expense recorded for the fiscal year ended September 30, 2007 as there was no longer a stock option plan in effect. Stock option compensation expense for the fiscal year ended September 30, 2006 was $285,318 and was the result of the adoption of the SFAS No. 123 (revised 2004) Share-based Payment.

        Other expenses were $328,143 for the fiscal year ended September 30, 2007, as compared to $484,722 for the fiscal year ended September 30, 2006. Other expenses for the fiscal year ended September 30, 2007, represented travel related to our portfolio companies, backup servicer expenses, loan evaluation services, and press releases. For the fiscal year ended September 30, 2006, approximately $300,000 in expenses were incurred related to employer taxes, interest and penalties arising from withholding taxes on stock option exercises that were not remitted to the respective taxing authorities during the third and fourth quarters of fiscal year 2006. The remaining $185,000 of other expenses primarily represented direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

        During the fiscal year ended September 30, 2006, we recorded $101,917 in tax expense in connection with interest penalties incurred on misclassified revenue on our fiscal year 2004 corporate tax return.

Net Realized Gain (Loss) on Sale of Investments

        During the fiscal year ended September 30, 2007, we sold or were repaid in full on twenty seven syndicate loan investments and an originated loan investment for a net gain of $44,494, as compared to an aggregate net loss of $903,945, which was composed of $1,180,595 loss from the sale of two investments and a net gain of $276,650 from the sale and repayments of seven syndicate investments during the fiscal year ended September 30, 2006.

Realized Gain on Settlement of Derivative

        During the fiscal year ended September 30, 2007, we received interest rate cap agreement payments of $39,358 as a result of the one month LIBOR exceeding 5%, as compared to $15,014 received during the fiscal year ended September 30, 2006.

Net Unrealized (Depreciation) Appreciation on Derivative

        During the fiscal year ended September 30, 2007, we recorded net unrealized depreciation of $37,970 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized appreciation of $31 during the fiscal year ended September 30, 2006.

Net Unrealized (Depreciation) Appreciation on Investments

        For the fiscal year ended September 30, 2007, we recorded net unrealized depreciation of $7,354,434. The unrealized depreciation was mainly attributable to the depreciated fair value on certain investments, most notably unrealized depreciation on Visual Edge Technology, Inc., Greatwide Logistics

Services, Inc., LocalTel, Inc. and It's Just Lunch International LLC, partially offset by appreciation of our warrants in Finn Corporation.

        For the fiscal year ended September 30, 2006, we recorded net unrealized appreciation on investments of $5,968,555. The unrealized appreciation was mainly attributable to the early repayment or sale of loans that were underperforming as of September 30, 2005, most notably Finn Corporation and ARI Holdings, Inc., as well as the unrealized appreciation on the Finn Corporation warrants currently still in our portfolio.

Net Increase in Net Assets Resulting from Operations

        For the fiscal year ended September 30, 2007, we realized a net increase in net assets resulting from operations of $14,952,004. Based on a weighted average of 13,173,822 (basic and diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2007 was $1.13 (basic and diluted).

        For the fiscal year ended September 30, 2006, we realized a net increase in net assets resulting from operations of $24,430,235. Based on a weighted average of 11,381,378 (basic) and 11,615,922 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2006 was $2.15 (basic) and $2.10 (diluted).

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Investment Income

        Investment income for the fiscal year ended September 30, 2006 was $26,899,846 as compared to $23,949,759 for the fiscal year ended September 30, 2005. This increase was primarily a result of a rise in interest income from an increase of approximately $136.0 million of new investments from the prior year and the collection of approximately $1.3 million of exit fees upon the full repayment of two portfolio company investments.

        Interest income from our investments in debt securities of private companies was $25,646,746, including $63,000 of PIK interest, for the fiscal year ended September 30, 2006 as compared to $22,407,605 for the fiscal year ended September 30, 2005, including $394,000 of PIK interest. This increase was primarily the result of approximately $136.0 million of new investments for the fiscal year ended September 30, 2006 and the collection of approximately $1.3 million of exit fees upon the full repayment of two portfolio company investments. The decrease in PIK income for the fiscal year ended September 30, 2006 was the result of the early repayment in full of one loan containing a PIK provision.

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

        Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2006 was $38,381, as compared to $32,807 for the fiscal year ended September 30, 2005. This increase was primarily caused by an increase in cash balances during the year resulting from sales and principal repayments of portfolio investments of approximately $124 million for the fiscal year ended September 30, 2006.

        Prepayment fees and other income $773,378 for the fiscal year ended September 30, 2006 and $1,065,177 for the fiscal year ended September 30, 2005. For the fiscal year ended September 30, 2006,

this consisted of approximately $0.8 million of prepayment penalty fees. For the fiscal year ended September 30, 2005, this consisted of approximately $1.0 million of prepayment penalty fees and approximately $24,000 of waiver fees for certain loan covenants.

Operating Expenses

        Operating expenses, net of credits for fees received by the Adviser, for the fiscal year ended September 30, 2006 were $7,447,349, as compared to $6,454,336 for the fiscal year ended September 30, 2005. This increase was mainly a result of an increase in loan servicing fees, interest expense, stockholder related costs and other expenses, offset by reductions in professional fees and amortization of deferred financing fees.

        Loan servicing fees of $2,907,875 were incurred for the fiscal year ended September 30, 2006 as compared to $2,549,728 for the fiscal year ended September 30, 2006. These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the aggregate outstanding loan portfolio. These fees were directly credited against the amount of the base management fee due to our Adviser.

        For the fiscal year ended September 30, 2006, we incurred a base management fee of $1,284,414 after reductions for loan servicing fees received by our Adviser of $2,907,875, less credits for fees received by our Adviser of $2,051,000 and a $17,539 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $784,125, as compared to the fiscal year ended September 30, 2005, in which we incurred a base management fee of $1,359,643 after reductions for loan servicing fees received by our Adviser of $2,549,728, less credits for fees received by our Adviser of $1,077,100, for a net base management fee of $282,543. The base management fee is computed quarterly as described under "Investment Advisory and Management Agreement." During fiscal years 2006 and 2005, fees received by our Adviser were 100% credited against the base management fee. The gross base management fee before the reduction for loan servicing fees for the fiscal years ended September 30, 2006 and September 30, 2005, was $4,192,289 and $3,909,371, respectively, which increased in fiscal year 2006 due to the growth of the investment portfolio as compared to the same period of the prior year and fewer credits for fees received by our Adviser.

        Professional fees, consisting primarily of legal and audit fees, for the fiscal year ended September 30, 2006 were $548,326, as compared $725,336 for the fiscal year ended September 30, 2005. The decrease is due primarily to a decrease in non-reimbursable legal fees and extra audit fees in the prior year in connection with internal control procedures.

        Amortization of deferred financing costs, in connection with our lines of credit, were $140,143 for the fiscal year ended September 30, 2006 and $385,737 for the fiscal year ended September 30, 2005. The decrease is due to the completion of the amortization cycle related to certain deferred financing costs.

        Interest expense for the fiscal year ended September 30, 2006 was $3,238,615 as compared to $1,774,629 for the fiscal year ended September 30, 2005. This increase is primarily a result of increased borrowings under our lines of credit during the fiscal year ended September 30, 2006, which borrowings were used, in part, to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

        Stockholder related costs for the fiscal year ended September 30, 2006 were $303,709, as compared to $220,445 for the fiscal year ended September 30, 2005. Stockholder related costs include such recurring items as transfer agent fees, securities listing fees, and electronic filing fees. The increase is due mainly to the printing and mailing of the special proxy statement in connection with the special meeting of stockholders, the printing and mailing of the annual report to stockholders and the annual proxy to stockholders, and the fees associated with the Schedule TO filed in connection with the offer to amend the terms of the options outstanding under the 2001 Plan.

        Directors' fees for the fiscal year ended September 30, 2006 were $116,212, as compared to $101,843 for the fiscal year ended September 30, 2005. This is the result of the addition of a new director in December 2005.

        Insurance expense for the fiscal year ended September 30, 2006 was $206,554, as compared to $178,214 for the fiscal year ended September 30, 2005. The increase is primarily the result of an increase of our directors and officers insurance premiums.

        Stock option compensation expense for the fiscal year ended September 30, 2006 was $285,318. This is the result of the adoption of SFAS No. 123(R) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS No. 123(R) was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. We adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. There was no stock option compensation expense recorded for the fiscal year ended September 30, 2005. As a result of the amendment of the 2001 Plan, all unvested stock options became vested as of April 11, 2006 and therefore, all residual stock compensation expense related to options vesting subsequent to September 30, 2006 was recorded in the current fiscal year. As of September 30, 2006, there were no options outstanding.

        Other expenses were $484,722 for the fiscal year ended September 30, 2006, as compared to $235,861 for the fiscal year ended September 30, 2005. Of the $484,722, approximately $300,000 relates to employer taxes, interest and penalties arising from withholding taxes on stock option exercises that were not remitted to the respective taxing authorities during the third and fourth quarters of fiscal 2006. The remaining $185,000 of other expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

        During the fiscal year ended September 30, 2006, we recorded $101,917 in tax expense in connection with interest penalties incurred on misclassified revenue on our fiscal year 2004 corporate tax return.

        Gladstone Capital Advisers, Inc. ("Capital Advisers"), our wholly-owned subsidiary, is subject to federal and state income taxation on the income it has recorded, such as managerial assistance and other fees. During the fiscal year ended September 30, 2005, Capital Advisers incurred aggregate federal and state income taxes of $209,278 resulting from taxable income it received during the 2004 fiscal year. Following the externalization of our management effective October 1, 2004, substantially all revenues previously received by Capital Advisers are now received by our Adviser. As a result, we do not anticipate incurring significant tax expense as a result of the activities of Capital Advisers in the future.

Realized (Loss) Gain on Sale of Investments

        During the fiscal year ended September 30, 2006, we sold our investments in ARI Holdings, Inc. and Marcal Paper Mills, Inc. for an aggregate loss of $1,180,595 and were repaid on several syndicated loans which contained unamortized premiums resulting in realized gains of approximately $149,000 for a total net realized loss of $903,945. During the fiscal year ended September 30, 2005, we sold our $975,000 syndicated participation in Burt's Bees, Inc. for a gain of $9,750 and we sold our $2.0 million syndicated participation in Marietta Corp. for a gain of $20,000.

Realized Gain on Settlement of Derivative

        During the fiscal year ended September 30, 2006, we received our first interest rate cap agreement payments totaling $15,014 as a result of the one month LIBOR exceeding 5%. There was no realization during the fiscal year ended September 30, 2005 as the one month LIBOR was below 5%.

Net Unrealized Depreciation on Derivative

        As a result of the increase in fair market value of our interest rate cap agreement, we recorded a nominal net unrealized appreciation derivative for the fiscal year ended September 30, 2006, as compared to net unrealized depreciation of $39,488 for the fiscal year ended September 30, 2005.

Net Unrealized Appreciation (Depreciation) on Investments

        For the fiscal year ended September 30, 2006, we recorded net unrealized appreciation on investments of $5,968,555 as compared to net unrealized depreciation of $1,785,725 for the fiscal year ended September 30, 2005. The unrealized appreciation is mainly attributable to the early repayment or sale of loans that were underperforming as of September 30, 2005, most notably Finn Corporation and ARI Holdings, Inc., as well as the unrealized appreciation on the Finn Corporation warrants currently still in our portfolio.

Net Increase in Net Assets Resulting from Operations

        Overall, we realized a net increase in net assets resulting from operations of $24,430,235 for the fiscal year ended September 30, 2006. Based on a weighted average of 11,381,378 (basic) and 11,615,922 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2006 was $2.15 (basic) and $2.10 (diluted).

        For the fiscal year ended September 30, 2005, we realized a net increase in net assets resulting from operations of $15,490,682. Based on a weighted average of 11,292,466 (basic) and 11,609,146 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2005 was $1.37 (basic) and $1.33 (diluted).

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

        At September 30, 2007, we had investments in debt securities, or loans to or syndicated participations in 56 private companies with a cost basis totaling approximately $355.8 million. At September 30, 2006, we had investments in debt securities, or loans to or syndicated participations in 32 private companies with a cost basis totaling approximately $216.2 million. At September 30, 2005, we had investments in debt securities, or loans to or syndicated participations in 28 private companies, with a cost basis totaling approximately $205.4 million, which included approximately $254,000 in accrued PIK interest. PIK interest is described in "Overview," and is added to the carrying value of our investments.

        During the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, the following investment activity occurred during each quarter of the respective fiscal year:

Quarter Ended	New Investments	Principal Repayments	Net Gain/(Loss) on Disposal
December 31, 2006	$52,311,008	$23,967,229	$2,314
March 31, 2007	75,330,167	38,263,017	84,205
June 30, 2007	126,086,654	37,572,621	(5,021)
September 30, 2007	7,972,393	22,014,970	(37,004)

Total fiscal year 2007	$261,700,222	$121,817,837	$44,494

December 31, 2005	$26,688,457	$38,702,066	$(1,180,595)
March 31, 2006	38,471,109	24,815,067	377,500
June 30, 2006	39,916,834	44,358,944	(100,850)
September 30, 2006	30,878,479	16,133,852	—

Total fiscal year 2006	$135,954,879	$124,009,929	$(903,945)

December 31, 2004	$46,949,500	$25,975,707	$9,750
March 31, 2005	44,513,875	33,859,918	20,000
June 30, 2005	34,732,083	18,154,719	—
September 30, 2005	17,598,548	10,028,792	—

Total fiscal year 2005	$143,794,006	$88,019,136	$29,750

        The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments.

Fiscal Year Ended September 30,	Amount
2008	$19,905,879
2009	27,036,681
2010	38,611,850
2011	93,145,945
2012	87,420,005
Thereafter	88,569,168

Total Contractual Repayments	$354,689,528

Investments in Equity Securities	$1,069,672

Total	$355,759,200

        Net cash used in operating activities for the fiscal year ended September 30, 2007 was $116,984,055. Net cash provided by operating activities for the fiscal year ended September 30, 2006, consisting primarily of the items described in "Results of Operations" and the investment activity described above, was $7,235,616 as compared to net cash used in operating activities of $61,529,927 for the fiscal year ended September 30, 2005. In addition, net cash used in operating activities for the year ended September 30, 2005 included the repayment of a repurchase agreement of approximately $21.3 million.

Investing Activities

        Net cash used in investing activities for the fiscal year ended September 30, 2007 was $2,484,464 for the purchase of a U.S. Treasury Bill with an original maturity of six months with the funds used to purchase stock in our wholly-owned subsidiary, Gladstone SSBIC Corporation.

Financing Activities

        Net cash provided by financing activities for the fiscal year ended September 30, 2007 was $127,575,433 and mainly consisted of net borrowings on our line of credit of $94.4 million, proceeds of $56.8 million, net of offering costs, from the issuance of common stock and the payment of $22.1 million of dividends.

        Net cash used in financing activities for the fiscal year ended September 30, 2006 was $7,007,648 and consisted of approximately $149.8 million of repayments on the lines of credit, and approximately $18.6 million for the payment of dividends. These outflows were partially offset by approximately $146.7 million of cash received from borrowings on the lines of credit and the exercise of stock options for approximately $14.7 million.

        Net cash used in financing activities for the fiscal year ended September 30, 2005 was $3,921,137 and consisted mainly of approximately $142.7 million of repayments on the lines of credit, approximately $17.1 million for the payment of dividends, $105,000 paid to renew a line of credit and approximately $111,000 of costs incurred subsequent to the shelf offering in September 2004. These outflows were partially offset by approximately $155.0 million of cash received from borrowings on the lines of credit and the exercise of stock options for approximately $270,000.

Dividends

        In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share during each month of the fiscal year ended September 30, 2007, $0.135 per common share for each month of October 2005 through June 2006 and $0.14 per common share for July, August and September 2006. For the fiscal year ended September 30, 2005 we declared and paid monthly cash dividends of $0.12 per common share for October, November and December 2004 and January, February, and March 2005, $0.13 for April, May, and June 2005, and $0.135 for July, August and September 2005.

Issuance of Equity

        We anticipate borrowing funds and issuing additional equity securities to obtain additional capital. During fiscal year 2007, we issued securities on the remaining $48.8 million of our $75 million registration statement on Form N-2 (File No. 333-100385) and in May 2007 filed a new registration statement on Form N-2 (File No. 333-143027) (the "Registration Statement") with the SEC, which the SEC declared effective on July 5, 2007, that would permit us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, or debt securities, of which to date we have issued $65.1 million in common stock, which leaves a remaining capacity of $234.9 million.

        During the fiscal year ended September 30, 2007, we completed the following offerings pursuant to the above mentioned registration statements. On May 2, 2007, we completed a public offering of 2,000,000 shares of our common stock, at a price of $24.25 per share, less a five percent underwriters' discount, under a shelf registration statement on Form N-2 (File No. 333-100385), and pursuant to the terms set forth in a prospectus dated April 16, 2007, as supplemented by a final prospectus dated April 27, 2007. Net proceeds of the offering, after underwriting discounts and offering expenses were approximately $45,669,292. On July 24, 2007, we completed an offering of 400,000 shares of our common stock, at a price of $20.41 per share, under the Registration Statement, and pursuant to the terms set forth in a prospectus dated July 5, 2007, as supplemented by a final prospectus dated July 24, 2007. Net proceeds from this offering, after offering expenses, were approximately $8,149,000. On August 22, 2007, we completed an offering of 150,000 shares of our common stock at a price of $21.32, less a three percent placement fee, for net proceeds, after offering expenses, of approximately $2,991,060.

        In October 2007, the start of our 2008 fiscal year, we completed a public offering of 2,500,000 shares of our common stock at a price of $18.70 per share, less the underwriter's discount of five and one-half percent, for net proceeds after offering expenses of approximately $43,745,000. We used the proceeds from all of the above offerings to repay borrowings under our line of credit. In November 2007, the underwriter from our public offering in October 2007, exercised their over-allotment option to purchase an additional 375,000 shares of our common stock, at the same price, which resulted in proceeds of approximately $6,626,250.

Revolving Credit Facility

        Through our wholly-owned subsidiary, Business Loan, we have a $220 million revolving credit facility (the "DB Facility") with Deutsche Bank AG, as administrative agent, which is scheduled to mature on May 23, 2008. Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper ("CP") rate, which is equivalent to the weighted average per annum rates paid by the DB Facility's CP lenders in respect of CP notes issued by the CP lender during such period. Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances. The alternative rate is the London Interbank Offered Rate ("LIBOR"), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%. As of September 30, 2007, the outstanding principal balance under this credit facility was approximately $144.4 million at an interest rate of approximately 5.78% plus a 0.95% program fee. Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At September 30, 2007, the remaining borrowing capacity available under the DB Facility was approximately $75.6 million. In the event that we are not able to renew or refinance the DB Facility once it matures, this could have a material adverse impact on our liquidity and ability to fund new investments.

        The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of September 30, 2007, Business Loan was in compliance with all of the facility covenants.

We currently intend to securitize the loans held by Business Loan and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

        The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. For the fiscal year ended September 30, 2007, the amount due from custodian decreased by $356,767 as compared to September 30, 2006.

        Our Adviser services the loans pledged under the DB Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million plus 75% of equity issued after May 2003 and to maintain "asset coverage" with respect to "senior securities representing indebtedness" of at least 200%, in accordance with Section 18 of the 1940 Act. As of September 30, 2007, we were in compliance with our covenants under the performance guaranty.

Contractual Obligations

        The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of September 30, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations(1)	$72,700,000	$72,700,000	—	—	—

Total	$72,700,000	$72,700,000	—	—	—

    (1)
    The purchase obligations reflected in the above table represent commitments outstanding as of September 30, 2007 to fund six loan investments of which four, at a cost of $39.9 million, were subsequently closed in October 2007.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to financial market risks, including changes in interest rates. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates, currently substantially all of our investment portfolio is at variable rates. Our portfolio has approximately 54% of the total loan portfolio cost basis at variable rates with a floor, approximately 2% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, 43% of the total loan portfolio cost basis at variable rates, and 1% at fixed rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. Our variable based loans have rates associated with either the current Prime Rate or LIBOR. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

        Under the DB Facility, we have a $220 million revolving line of credit facility, based on variable rates, with Deutsche Bank AG which matured in May 2007 and was extended and amended through May 2008.

        We expect to continue to borrow funds to finance future lending activities. These future borrowings may be at fixed or variable rates. For example, interest rates charged on the advances under our credit facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically. As of September 30, 2007, there was an outstanding principal balance of $144.4 million under the DB facility.

        In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under the initial terms of the DB Facility to enter into certain hedging transactions in connection with our borrowings under the line of credit. We purchased this interest rate cap agreement with a notional amount of $35 million for a one-time, up-front payment of $304,000. The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on $35 million at the point which one month LIBOR exceed the payments on $35 million at 5%. The cap expires in February 2009. This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent. This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates. At September 30, 2007, the cap agreement had a fair market value of $12,314 and a current notional amount of $7.3 million. At September 30, 2007, the one month LIBOR rate was approximately 5.12%.

        To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity. Under this analysis, a hypothetical increase in the one month LIBOR or the Prime Rate by 1% would increase our net increase in net assets resulting from operations by approximately $2.1 million, or 13.9%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended September 30, 2007. A hypothetical decrease in the one month LIBOR or the Prime Rate by 1% would decrease net increase in net assets resulting from operations by approximately $2.1 million, or 13.9%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended September 30, 2007 Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

        In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows and the financial highlights present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the "Company") at September 30, 2007 and 2006, and the results of their operations, the changes in their net assets, their cash flows and their financial highlights for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial highlights (hereafter referred to as "financial statements"), for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
McLean, Virginia
December 3, 2007

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2007	September 30, 2006
ASSETS
Non-Control/Non-Affiliate Investments (Cost 9/30/07: $354,835,652; 9/30/06: $216,202,986)	$348,920,982	$217,642,750
Control investments (Cost 9/30/07: $923,548)	923,548	—

Total investments at fair value (Cost 9/30/07: $355,759,200; 9/30/06 $216,202,986)	349,844,530	217,642,750
Cash and cash equivalents	8,838,658	731,744
U.S. Treasury bill	2,484,464	—
Interest receivable—investments in debt securities	2,425,555	1,394,942
Interest receivable—employees	21,417	37,396
Due from custodian	3,230,385	3,587,152
Deferred financing fees	186,270	145,691
Prepaid assets	337,106	226,747
Due from employees	—	1,803,283
Other assets	360,753	213,510

TOTAL ASSETS	$367,729,138	$225,783,215

LIABILITIES
Accounts payable	$6,013	$4,072
Interest payable	587,514	247,530
Administration fee due to Administrator (Refer to Note 4)	237,510	—
Fees due to Adviser (Refer to Note 4)	708,517	240,363
Borrowings under lines of credit	144,440,000	49,993,000
Withholding taxes payable	—	1,803,283
Accrued expenses and deferred liabilities	790,849	721,287
Funds held in escrow	—	203,193

TOTAL LIABILITIES	146,770,403	53,212,728

NET ASSETS	$220,958,735	$172,570,487

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 14,762,574 and 12,305,008 shares issued and outstanding, respectively	$14,763	$12,305
Capital in excess of par value	235,906,665	181,572,776
Notes receivable—employees	(9,230,502)	(10,248,308)
Net unrealized (depreciation) appreciation on investments	(5,914,670)	1,439,764
Unrealized depreciation on derivative	(291,686)	(253,716)
Accumulated undistributed net investment income	474,165	47,666

TOTAL NET ASSETS	$220,958,735	$172,570,487

NET ASSETS PER SHARE	$14.97	$14.02

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Company	Industry	Investment(1)	Cost		Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Access Television Network, Inc.(2)	Service-cable airtime (infomercials)	Line of Credit(9) (11.8% Due 3/2009) Senior Term Debt(6) (11.8% Due 3/2009)	$	— 2,616,283	$	— 2,557,844
ActivStyle Acquisition Co.(2)	Service-medical products distribution	Line of Credit(6)(10) (10.0%, Due 7/2009) Senior Term Debt(6) (10.0%, Due 9/2012) Senior Term Debt(3)(6) (12.6%, Due 9/2012)		600,000 5,245,000 4,435,000		597,000 5,218,775 4,407,281
Allison Publications, LLC(2)	Service-publisher of consumer oriented magazines	Senior Term Debt(6) (9.8%, Due 12/2011)		7,884,092		7,779,503
Anitox Acquisition Company(2)	Manufacturing-preservatives for animal feed	Senior Real Estate Term Debt (8.8%, Due 1/2012) Line of Credit(11) (10.0%, Due 1/2010) Senior Term Debt(6) (10.0%, Due 1/2012) Senior Term Debt(3)(6) (12.3%, Due 1/2012)		3,110,050 — 2,750,000 2,750,000		3,060,000 — 2,736,250 2,736,250
Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt(6) (12.4%, Due 7/2012)		9,652,500		9,628,369
Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt(7) (7.4%, Due 9/2013) Senior Subordinated Term Debt(7) (9.9%, Due 3/2014)		3,001,802 1,510,006		2,910,000 1,485,000
CCS, LLC	Service-cable tv franchise owner	Senior Term Debt(6) (11.8%, Due 10/2007)		3,432,830		3,416,330
CHG Companies, Inc.(2)	Service-healthcare staffing	Letter of Credit(6)(7) (7.1%, Due 12/2012) Senior Term Debt(6)(7) (7.9%, Due 12/2012) Senior Subordinated Term Debt(6)(7) (11.9%, Due 12/2012)		400,000 1,588,000 500,000		385,000 1,528,450 480,000
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit(6)(12) (11.8%, Due 9/2010) Senior Term Debt(6) (11.8%, Due 9/2010)		230,071 1,070,643		228,633 1,051,383
Clinton Holdings, LLC(2)	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (13.0%, Due 1/2013) Common Stock Warrants(8)		15,500,000 109,124		15,500,000 222,777
CMI Acquisition, LLC(2)	Service-recycling	Senior Subordinated Term Debt(6) (12.4%, Due 11/2012)		6,500,000		6,451,250
Community Media Corporation	Service-publisher of free weekly newspapers	Senior Term Debt(6) (9.8%, Due 8/2012)		2,510,974		2,481,780
Country Road Communications LLC(2)	Service-telecommunications	Senior Subordinated Term Debt(6)(7) (13.1%, Due 7/2013)		5,967,246		5,880,000

Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt(3)(6) (13.8%, Due 4/2010)	$6,325,000	$6,245,938
Doe & Ingalls Management LLC(2)	Distributor-specialty chemicals	Senior Term Debt(6) (9.3%, Due 11/2010) Senior Term Debt(3)(6) (10.3%, Due 11/2010)	3,900,000 4,455,000	3,900,000 4,455,000
Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt(7) (7.4%, Due 11/2013) Senior Subordinated Term Debt(7) (10.2%, Due 5/2014)	2,433,992 2,012,968	2,382,949 1,985,000
Express Courier International, Inc.	Service-ground delivery and logistics	Line of Credit(6)(13) (10.0%, Due 6/2009) Senior Term Debt(6) (10.0%, Due 6/2011) Senior Term Debt(3)(6) (12.3%, Due 6/2011)	900,000 4,112,500 3,950,000	898,875 4,107,359 3,945,063
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants(8)	37,000	3,005,333
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt(3)(6) (14.8%, Due 11/2009)	5,100,000	4,883,250
GTM Holdings, Inc.(2)	Manufacturing-socks	Senior Term Debt(7) (8.1%, Due 10/2013) Senior Subordinated Term Debt(7) (11.4%, Due 4/2014)	496,250 500,000	481,363 495,000
Greatwide Logistics Services, Inc.	Service—logistics and transportation	Senior Term Debt(7) (8.7%, Due 12/2013) Senior Subordinated Term Debt(7) (11.7%, Due 6/2014)	3,970,000 4,000,000	3,453,900 3,280,000
Harrington Holdings, Inc.(2)	Service—healthcare products distribution	Senior Term Debt(7) (7.4%, Due 1/2014) Senior Subordinated Term Debt(7) (11.2%, Due 1/2014)	2,487,500 5,000,000	2,419,094 4,825,000
Heartland Communications Group, LLC(2)	Service-radio station operator	Line of Credit(6)(14) (11.3%, Due 5/2008) Senior Term Debt(6) (11.3%, Due 5/2011)	9,856 4,824,340	9,807 4,533,921
IJGT Acquisition Company	Service-golf training	Line of Credit(6)(15) (10.0%, Due 5/2010) Senior Term Debt(6) (10.0%, Due 5/2012) Senior Term Debt(3)(6) (12.3%, Due 5/2012)	500,000 2,650,000 2,500,000	497,500 2,636,750 2,481,250
It's Just Lunch International, LLC	Service-dating service	Line of Credit(6)(16) (9.8%, Due 6/2009) Senior Term Debt(6) (10.0%, Due 6/2011) Senior Term Debt(3)(6)(16) (12.3%, Due 6/2011)	550,000 3,300,000 500,000	492,250 2,953,500 447,500
John Henry Holdings, Inc.(2)	Manufacturing-packaging products	Senior Subordinated Term Debt(7) (12.8%, Due 6/2011)	8,000,000	8,000,000

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt(7) (7.6%, Due 11/2013) Senior Subordinated Term Debt(7) (10.6%, Due 5/2014)	$1,494,240 1,508,870	$1,444,087 1,440,000
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit(17) (12.8%, Due 3/2010) Senior Term Debt(6) (12.8%, Due 3/2010)	152,000 1,813,174	151,240 1,785,518
LocalTel, Inc.	Service-yellow pages publishing	Line of Credit(6)(18) (10.3%, Due 6/2009) Senior Term Debt(6) (10.3%, Due 6/2011) Senior Term Debt(3)(6) (12.8%, Due 6/2011)	1,135,000 2,687,500 2,750,000	947,725 2,244,063 2,200,000
Macfadden Performing Arts Media, LLC	Service-magazine publisher	Line of Credit(6)(19) (10.8%, Due 6/2009) Senior Term Debt(6) (10.8%, Due 6/2009)	515,979 6,705,338	510,175 6,558,379
Meteor Holding Corporation(2)	Manufacturing-bar code scanning and data capture	Senior Term Debt(7) (8.2%, Due 12/2013) Senior Subordinated Term Debt(7) (11.5%, Due 12/2013)	2,348,200 1,500,000	2,324,718 1,425,000
Multi-Ag Media LLC(2)	Service-dairy magazine publisher/information database	Senior Term Debt(6) (11.8%, Due 12/2009)	2,548,152	2,523,045
Newhall Holdings, Inc.(2)	Service-distributor of personal care products and supplements	Line of Credit(6)(20) (8.8%, Due 5/2010) Senior Term Debt(3)(6) (9.5%, Due 5/2012) Senior Term Debt(3)(6) (11.8%, Due 5/2012)	— 4,500,000 4,500,000	— 4,488,750 4,488,750
Northern Contours, Inc.(2)	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt(6) (12.8%, Due 5/2010)	7,000,000	6,982,500
Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit(21) (10.0%, Due 12/2009) Senior Term Debt(6) (10.0%, Due 12/2011) Senior Term Debt(3)(6) (12.8%, Due 12/2011)	— 2,500,000 4,500,000	— 2,487,500 4,466,250
Precision Acquisition Group Holdings, Inc.(2)	Manufacturing-consumable components for the aluminum industry	Equipment Note(6)(22) (10.3%, Due 10/2011) Senior Term Debt(6) (10.3%, Due 10/2010) Senior Term Debt(3)(6) (12.3%, Due 10/2010)	671,850 5,000,000 4,200,000	671,850 5,006,250 4,205,250
PROFITSystems Acquisition Co.(2)	Service-design and develop ERP software	Line of Credit(23) (10.0%, Due 7/2009) Senior Term Debt(6) (10.0%, Due 7/2011) Senior Term Debt(3)(6) (12.3%, Due 7/2011)	— 2,800,000 2,900,000	— 2,796,500 2,896,375

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt(6)(7) (11.5%, Due 1/2012)	$7,798,538	$7,388,358
Reading Broadcasting, Inc.	Service-television station operator	Senior Term Debt(6) (12.3%, Due 3/2008)	7,560,031	7,497,971
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt(3)(6) (10.3%, Due 1/2011) Senior Term Debt(4)(6) (12.8%, Due 1/2011)	3,000,000 3,000,000	2,880,000 2,865,000
RedPrairie Holding, Inc.(2)	Service-design and develop supply chain software	Senior Term Debt(7) (8.5%, Due 7/2012) Senior Subordinated Term Debt(7) (11.9%, Due 1/2013)	4,457,500 3,000,000	4,234,625 2,850,000
RiskMetrics Group Holdings, LLC	Service—develop risk and wealth management solutions	Senior Term Debt(7) (7.4%, Due 1/2014) Senior Subordinated Term Debt(7) (10.7%, Due 7/2014)	1,990,000 500,000	1,965,125 495,000
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt(6) (13.8%, Due 10/2008)	2,482,106	2,398,388
SCS Acquisition Corp.(2)	Service-chemically treated equipment distribution	Senior Term Debt(6)(18) (9.8%, Due 12/2011) Senior Term Debt(3)(6)(18) (11.8%, Due 12/2011)	5,117,311 6,493,750	5,110,914 6,477,516
Sunburst Media—Louisiana, LLC	Service-radio station operator	Senior Term Debt(6) (11.5%, Due 6/2011)	7,878,036	7,800,000
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Credit Facility(6)(24) (9.8%, Due 5/2010) Senior Term Debt(6) (9.8%, Due 5/2012) Senior Term Debt(3)(6) (12.3%, Due 5/2012)	700,000 17,000,000 10,000,000	694,750 16,915,000 9,925,000
Thibaut Acquisition Co.	Service-design and disbribute wall covering	Credit Facility(6)(25) (10.3%, Due 1/2011) Senior Term Debt(6) (10.3%, Due 1/2011) Senior Term Debt(3)(6) (12.8%, Due 1/2011)	800,000 2,712,500 3,000,000	798,000 2,709,109 2,992,500
U.S. HealthCare Communications, LLC	Service-magazine publisher/operator	Senior Term Debt(6)(26) (non-accrual, Due 4/2011)	2,244,657	1,809,158
Viapack, Inc.(2)	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.3%, Due 3/2011) Senior Term Debt(3)(6) (11.8%, Due 3/2011)	975,000 4,223,438	975,000 4,191,762
Visual Edge Technology, Inc.(2)	Service-office equipment distribution	Senior Subordinated Term Debt(6) (13.8%, Due 8/2011)	5,000,000	3,575,000
Wesco Holdings, Inc.(2)	Service-aerospace parts and distribution	Senior Term Debt(7) (7.5%, Due 9/2013) Senior Subordinated Term Debt(7) (11.0%, Due 3/2014)	2,454,430 2,270,690	2,382,625 2,233,125

West Coast Yellow Pages, Inc.	Service-directory publisher	Senior Term Debt(6) (13.3%, Due 8/2010)	$1,584,335	$1,518,441
Westlake Hardware, Inc.(2)	Retail-hardware and variety	Senior Subordinated Term Debt(6) (13.0%, Due 1/2011)	15,000,000	14,986,500
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt(6) (9.5%, Due 5/2013) Senior Subordinated Term Debt(6) (12.8%, Due 4/2013)	1,995,000 10,000,000	1,990,013 9,950,000
WP Evenflo Group Holdings Inc.(2)	Manufacturing-infant and juvenile products	Senior Term Debt(7) (8.0%, Due 2/2013) Senior Subordinated Term Debt(7) (11.5%, Due 2/2014)	1,990,000 2,000,000	1,850,700 1,860,000

Total Non-Control/Non-Affiliate Investments			$354,835,652	$348,920,982

CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based evaluator of digital imaging products	Common Stock(5)(8)	923,548	923,548

Total Investments(27)			$355,759,200	$349,844,530

(1)
Percentage represents interest rates in effect at September 30, 2007 and due date represents the contractual maturity date.

(2)
Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(3)
Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4)
Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(5)
Investment valued at cost due to recent acquisition.

(6)
Fair value was based on opinions of value submitted by Standard & Poor's Securities Evaluations, Inc.

(7)
Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of September 28, 2007, from the respective originating syndication agent's trading desk.

(8)
Security is non-income producing.

(9)
Availability under the Access TV credit facility totals $500,000. There were no borrowings outstanding as of September 30, 2007.

(10)
Availability under the ActivStyle credit facility totals $1,500,000. Borrowings of $600,000 were outstanding at September 30, 2007.

(11)
Availability under the Anitox credit facility totals $3,000,000. There were no borrowings outstanding at September 30, 2007.

(12)
Availability under the Chinese Yellow Pages credit facility totals $950,000. Borrowings of $230,071 were outstanding at September 30, 2007.

(13)
Availability under the Express Courier credit facility totals $1,500,000. Borrowings of $900,000 outstanding at September 30, 2007.

(14)
Availability under the Heartland credit facility totals $500,000. Borrowings of $9,856 were outstanding at September 30, 2007.

(15)
Availability under the International Junior Golf credit facility totals $1,000,000. Borrowings of $500,000 were outstanding at September 30, 2007.

(16)
Availability under the It's Just Lunch revolving credit facility totals $750,000, borrowings of $550,000 were outstanding at September 30, 2007. The company may borrow an additional $1,750,000 of the senior term debt facility, subject to certain conditions including Gladstone Capital's approval, borrowings of $500,000 were outstanding at September 30, 2007.

(17)
Availability under the KMBQ credit facility totals $200,000. Borrowings of $152,000 were outstanding at September 30, 2007.

(18)
Availability under the LocalTel credit facility totals $3,000,000. Borrowings of $1,135,000 were outstanding at September 30, 2007.

(19)
Availability under the MacFadden credit facility totals $1,400,000. Borrowings of $515,979 were outstanding at September 30, 2007.

(20)
Availability under the Newhall credit facility totals $4,000,000. There were no borrowings outstanding as of September 30, 2007.

(21)
Availability under the Pinnacle credit facility totals $500,000. There were no borrowings outstanding at September 30, 2007.

(22)
Precision may borrow up to $1,000,000 for purposes of acquiring equipment. Borrowings of $671,850 were outstanding at September 30, 2007.

(23)
Availability under the ProfitSystems credit facility totals $1,250,000. There were no borrowings outstanding at September 30, 2007.

(24)
Availability under the Sunshine credit facility totals $3,000,000. Borrowings of $700,000 were outstanding at September 30, 2007.

(25)
Availability under the Thibaut credit facility totals $1,000,000. Borrowings of $800,000 were outstanding at September 30, 2007.

(26)
US Healthcare Communications, LLC is currently past due on interest payments and is on non-accrual.

(27)
Aggregate gross unrealized depreciation for federal income tax purposes is $9,107,156; aggregate gross unrealized appreciation for federal income tax purposes is $3,192,486. Net unrealized depreciation is $5,914,670 based on a tax cost of $355,759,200.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2006

Company(1)	Industry	Investment(2)	Cost		Fair Value
ActivStyle Acquisition Co.(3)	Service-medical products distribution	Line of Credit(17) (9.6%, Due 7/2009) Senior Term Debt(6) (9.6%, Due 7/2011) Senior Term Debt(4)(6) (11.8%, Due 7/2011)	$	— 3,200,000 2,500,000	$	— 3,200,000 2,500,000
Advanced Homecare Management, Inc.	Service-home health nursing services	Senior Subordinated Term Debt(6)(7) (11.33%, Due 12/2013)		5,000,000		5,000,000
Allied Extruders, LLC(3)	Manufacturing-polyethylene film	Senior Real Estate Term Debt (9.8%, Due 3/2011) Senior Term Debt(4)(6) (11.3%, Due 3/2011)		1,000,000 8,000,000		1,000,000 8,030,000
Badanco Acquisition Corp.	Manufacturing-luggage	Senior Term Debt(6) (10.8%, Due 2/2010) Senior Term Debt(4)(6) (13.8%, Due 2/2010)		5,145,019 8,585,125		5,157,881 8,628,051
Benetech, Inc.	Service & Manufacturing-dust management systems for the coal and electric utility industries	Senior Term Debt(6) (10.3%, Due 5/2009) Senior Term Debt(4)(6) (13.3%, Due 5/2009)		2,112,500 3,046,875		2,144,187 3,107,813
Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt(7) (7.2%, Due 9/2013) Senior Subordinated Term Debt (9.9%, Due 3/2014)		1,002,115 1,511,554		997,500 1,533,750
Consolidated Bedding, Inc.	Manufacturing-mattresses	Senior Subordinated Term Debt(6) (14.4%, Due 3/2009)		2,438,359		2,306,991
Country Road Communications LLC(3)	Service-telecommunications	Senior Subordinated Term Debt(6)(7) (13.3%, Due 7/2013)		5,961,594		6,015,000
Defiance Stamping Company	Manufacturing-trucking parts	Senior Term Debt(4)(6) (13.3%, Due 4/2010)		6,325,000		6,332,906
Doe & Ingalls Management LLC(3)	Distributor-specialty chemicals	Senior Term Debt(6) (9.8%, Due 11/2010) Senior Term Debt(4)(6) (13.3%, Due 11/2010)		4,700,000 4,500,000		4,723,500 4,516,875
Express Courier International, Inc.	Service-ground delivery and logistics	Line of Credit(8) (9.6%, Due 6/2009) Senior Term Debt(6) (9.6%, Due 6/2011) Senior Term Debt(4)(6) (11.8%, Due 6/2011)		— 4,700,000 3,950,000		— 4,700,000 3,950,000
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants(20)		37,000		709,431
FR X Ohmstede Holdings, LLC(3)	Service & Manufacturing-heat exchangers	Senior Term Debt(7) (8.5%, Due 8/2013) Senior Subordinated Term Debt(7) (12.5%, Due 8/2014)		3,000,000 3,012,369		3,026,250 3,030,000
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt(4)(6) (14.3%, Due 11/2009)		5,300,000		5,233,750

It's Just Lunch International, LLC	Service-dating service	Line of Credit(13)(6) (9.2%, Due 6/2009) Senior Term Debt(14)(6) (9.6%, Due 6/2011) Senior Term Debt(4)(15) (11.8%, Due 6/2011)	$200,000 3,300,000 —	$199,500 3,291,750 —
John Henry Holdings, Inc.(3)	Manufacturing-packaging products	Senior Subordinated Term Debt(7) (12.5%, Due 6/2011)	8,000,000	8,000,000
LocalTel, Inc.	Service-yellow pages publishing	Line of Credit(6)(16) (9.8%, Due 6/2009) Senior Term Debt(6) (9.8%, Due 6/2011) Senior Term Debt(4)(6) (12.3%, Due 6/2011)	350,000 2,687,500 2,750,000	343,000 2,633,750 2,695,000
Mistras Holdings Corp.	Service & Manufacturing-nondestructive testing instruments, systems and services	Senior Term Debt(4)(6) (11.5%, Due 8/2008) Senior Term Debt(5)(6)(19) (12.5%, Due 8/2008)	9,499,999 5,250,001	9,737,499 5,620,124
Network Solutions LLC	Service-internet domain registry and host	Senior Term Debt(7) (10.4%, Due 1/2012)	4,464,358	4,499,747
Northern Contours, Inc.(3)	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt(6) (12.3%, Due 5/2010)	7,000,000	7,017,500
PROFITSystems Acquisition Co.(3)	Service-design and develop ERP software	Line of Credit(18) (9.6%, Due 7/2009) Senior Term Debt(6) (9.6%, Due 7/2011) Senior Term Debt(6) (11.8%, Due 7/2011)(4)	— 3,100,000 2,900,000	— 3,100,000 2,900,000
Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt(6)(7) (11.6%, Due 1/2012)	7,813,274	7,775,183
QCE, LLC(3)	Service-restaurant franchisor	Senior Term Debt(7) (7.6%, Due 5/2013) Senior Term Debt(4)(7) (11.1%, Due 11/2013)	3,010,713 3,045,560	2,977,538 3,033,750
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt(4)(6) (9.8%, Due 1/2011) Senior Term Debt(5)(6) (12.3%, Due 1/2011)	3,000,000 3,000,000	3,003,750 3,003,750
RedPrairie Holding, Inc.(3)	Service-design and develop supply chain software	Senior Term Debt(7) (8.4%, Due 7/2012) Senior Subordinated Term Debt(7) (11.9%, Due 1/2013)	3,990,000 2,000,000	3,990,000 2,005,000
SCPH Holdings, Inc.(3)	Manufacturing-underwater and harsh environment components	Credit Facility(9) (9.8%, Due 2/2007) Senior Term Debt(6) (10.3%, Due 2/2010) Senior Term Debt(4)(6) (13.3%, Due 2/2010)	— 2,625,000 2,887,500	— 2,631,563 2,898,328

SCS Acquisition Corp.	Service-chemically treated equipment distribution	Senior Term Debt(4)(6)(10) (9.3%, Due 12/2011) Senior Term Debt(4)(6)(11) (11.3%, Due 12/2011)	$6,250,000 6,568,750	$6,257,812 6,576,961
Thibaut Acquisition Co.	Design and Disbtribution-wall coverings	Credit Facility(12) (9.8%, Due 1/2011) Senior Term Debt(6) (9.8%, Due 1/2011) Senior Term Debt(4)(6) (12.3%, Due 1/2011)	— 3,325,000 3,000,000	— 3,325,000 3,000,000
Visual Edge Technology, Inc.(3)	Service-office supplies distribution	Senior Subordinated Term Debt(6) (13.3%, Due 8/2011)	5,000,000	4,987,500
Westlake Hardware, Inc.(3)	Retail-hardware and variety	Senior Subordinated Term Debt(6) (12.6%, Due 1/2011)	15,000,000	14,981,250
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt(4)(6) (12.3%, Due 6/2012)	6,000,000	6,007,500
Xspedius Communications LLC	Service-telecommunications	Senior Subordinated Term Debt(6) (15.8%, Due 3/2010)	5,157,821	5,306,110

Total:(21)			$216,202,986	$217,642,750

(1)
We do not "Control," and are not an "Affiliate" of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the "1940 Act"). In general, under the 1940 Act, we would "Control" a portfolio company if we owned 25% or more of its voting securities and would be an "Affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)
Percentage represents interest rates in effect at September 30, 2006 and due date represents the contractual maturity date.

(3)
Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(4)
Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(5)
Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(6)
Fair value was based on valuation prepared and provided by SPSE.

(7)
Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of September 30, 2006 from the respective originating syndication agent's trading desk.

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

(12)
Availability under the credit facility totals $1,000,000. There were no borrowings outstanding at September 30, 2006.

(13)
Availability under the credit facility totals $750,000. Borrowings of $200,000 were outstanding at September 30, 2006.

(14)
The company may borrow an additional $500,000 under the senior term debt facility, subject to certain conditions including Gladstone Capital's approval.

(15)
The company may borrow an additional $2,250,000 under the senior term debt facility, subject to certain conditions including Gladstone Capital's approval.

(16)
Availability under the credit facility totals $3,000,000. Borrowings of $350,000 were outstanding at September 30, 2006.

(17)
Availability under the credit facility totals $1,500,000. There were no borrowings outstanding at September 30, 2006

(18)
Availability under the credit facility totals $1,250,000. There were no borrowings outstanding at September 30, 2006

(19)
Includes a success fee with a fair value of $742,000 and no cost basis.

(20)
Security is non-income producing.

(21)
Aggregate gross unrealized appreciation for federal income tax purposes is $2,015,198; aggregate gross unrealized depreciation for federal income tax purposes is $575,434. Net unrealized appreciation is $1,439,764 based on a tax cost of $216,202,986.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
INVESTMENT INCOME
Interest income—investments	$35,412,893	$25,646,746	$22,407,605
Interest income—cash and cash equivalents	255,489	38,381	32,807
Interest income—notes receivable from employees	526,164	441,341	444,170
Prepayment fees and other income	491,973	773,378	1,065,177

Total investment income	36,686,519	26,899,846	23,949,759

EXPENSES
Interest expense	7,225,628	3,238,615	1,774,629
Loan servicing (Refer to Note 4)	3,624,390	2,907,875	2,549,728
Base Management fee (Refer to Note 4)	2,402,049	1,284,414	1,359,643
Incentive fee (Refer to Note 4)	4,607,688	—	—
Administration fee (Refer to Note 4)	719,256	—	—
Professional fees	522,970	548,326	725,336
Amortization of deferred financing fees	267,231	140,143	385,737
Stockholder related costs	216,736	303,709	220,445
Directors fees	233,720	116,212	101,843
Insurance expense	248,877	206,554	178,214
Stock option compensation	—	285,318	—
Other expenses	328,143	484,722	235,861

Expenses before credit from Adviser	20,396,688	9,515,888	7,531,436

Credit to base management and incentive fees from Adviser
(Refer to Note 4)	(5,970,725)	(2,068,539)	(1,077,100)

Total expenses net of credit to base management and incentive fees	14,425,963	7,447,349	6,454,336

NET INVESTMENT INCOME BEFORE INCOME TAXES	22,260,556	19,452,497	17,495,423

Income tax expense	—	101,917	209,278

NET INVESTMENT INCOME	22,260,556	19,350,580	17,286,145

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on sale of investments	44,494	(903,945)	29,750
Realized gain on settlement of derivative	39,358	15,014	—
Unrealized (depreciation) appreciation on derivative	(37,970)	31	(39,488)
Net unrealized (depreciation) appreciation on investments	(7,354,434)	5,968,555	(1,785,725)

Net gain (loss) on investments	(7,308,552)	5,079,655	(1,795,463)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,952,004	$24,430,235	$15,490,682

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$1.13	$2.15	$1.37

Diluted	$1.13	$2.10	$1.33

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	13,173,822	11,381,378	11,292,466
Diluted	13,173,822	11,615,922	11,609,146

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended September,
	2007	2006	2005
Operations:
Net investment income	$22,260,556	$19,350,580	$17,286,145
Net realized gain (loss) on sale of investments	44,494	(903,945)	29,750
Realized gain on settlement of derivative	39,358	15,014	—
Unrealized (depreciation) appreciation on derivative	(37,970)	31	(39,488)
Net unrealized (depreciation) appreciation on investments	(7,354,434)	5,968,555	(1,785,725)

Net increase in net assets from operations	14,952,004	24,430,235	15,490,682

Capital transactions:
Issuance of common stock under shelf offering	57,437,000	—	—
Distributions from net investment income	(19,444,458)	(17,900,423)	(15,348,743)
Distributions from gains	(2,696,682)	(728,174)	(1,760,925)
Issuance of common stock under stock option plan	—	16,375,375	427,350
Repayment of principal on employee notes	301,095	189,943	843,997
Note receivable issued from sale of common stock	—	(1,692,470)	(157,100)
Stock option compensation	—	285,318	—
Shelf offering costs	(672,518)	—	(111,233)
Stock surrendered in settlement of withholding tax	(1,488,193)	—	—

Increase (decrease) in net assets from capital share transactions	33,436,244	(3,470,431)	(16,106,654)

Total increase (decrease) in net assets	48,388,248	20,959,804	(615,972)
Net assets at beginning of year	172,570,487	151,610,683	152,226,655

Net assets at end of period	$220,958,735	$172,570,487	$151,610,683

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$14,952,004	$24,430,235	$15,490,682
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(261,700,222)	(135,954,879)	(143,794,006)
Principal repayments on investments	121,817,837	124,009,929	88,019,136
Repayment of repurchase agreements	—	—	(21,345,997)
Net amortization of premiums and discounts	138,618	(137,239)	(1,635)
Amortization of deferred financing fees	267,231	135,143	385,737
Stock compensation expense	—	285,318	—
Realized loss on investments	187,560	1,329,458	—
Unrealized depreciation (appreciation) on derivative	37,970	(31)	39,488
Change in net unrealized depreciation (appreciation) on investments	7,354,434	(5,968,555)	1,785,725
(Increase) decrease in interest receivable	(1,014,634)	941	(482,983)
Decrease (Increase) in funds due from custodian	356,767	(963,078)	(1,420,995)
(Increase) decrease in prepaid assets	(110,361)	(48,897)	13,828
Decrease in due from affiliate	—	—	109,639
Increase in other assets	(185,216)	(76,125)	(49,622)
Increase (decrease) in accounts payable	1,941	(17,822)	99,679
Increase in interest payable	339,984	63,823	—
Increase (decrease) in accrued expenses and deferred liabilities	69,561	370,622	(447,431)
Increase (decrease) in fees due to affiliate	468,154	(150,959)	277,811
Increase in administration fee due to Gladstone Administration	237,510	—	—
(Decrease) increase in funds held in escrow	(203,193)	2,433	200,760
Increase in investment balance due to payment in kind interest	—	(74,701)	(409,743)

Net cash (used in) provided by operating activities	(116,984,055)	7,235,616	(61,529,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of U.S. Treasury Bill	(2,484,464)	—	—

Net cash used in investing activities	(2,484,464)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common shares	57,437,000	—	—
Borrowings from the lines of credit	305,600,000	146,740,000	155,000,000
Repayments on the lines of credit	(211,153,000)	(149,781,064)	(142,709,483)
Distributions paid	(22,141,140)	(18,628,598)	(17,109,668)
Exercise of employee stock options	—	14,682,905	270,250
Receipt of principal on notes receivable—employees	301,095	189,943	843,997
Deferred financing fees	(307,811)	(210,834)	(105,000)
Shelf offering costs	(672,518)	—	(111,233)
Withholding tax obligation settlement	(1,488,193)	—	—

Net cash provided by (used in) financing activities	127,575,433	(7,007,648)	(3,921,137)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS(1)	8,106,914	227,968	(65,451,064)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	731,744	503,776	65,954,840

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,838,658	$731,744	$503,776

CASH PAID DURING PERIOD FOR INTEREST	$6,885,644	$3,174,492	$1,662,309

CASH PAID DURING PERIOD FOR INCOME TAXES	$—	$—	$138,678

NON-CASH FINANCING ACTIVITIES
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$1,692,470	$157,100

Cancellation of employee note receivable	$716,711	$—	$—

(1)
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

	Year Ended September 30,
	2007	2006	2005
Per Share Data(1)
Net asset value at beginning of period	$14.02	$13.41	$13.50

Income from investment operations:
Net investment income(2)	1.69	1.70	1.53
Realized gain (loss) on sale of investments(2)	—	(0.08)	—
Net unrealized (depreciation) appreciation on investments(2)	(0.56)	0.53	(0.16)

Total from investment operations	1.13	2.15	1.37

Less distributions:
Distributions to stockholders(2)(3)	(1.68)	(1.64)	(1.52)

Total distributions	(1.68)	(1.64)	(1.52)

Issuance of common stock under shelf offering	1.55	—	—
Issuance of common stock under stock option plan	—	1.19	0.02
Offering costs	(0.05)	—	(0.02)
Stock compensation expense	—	0.02	—
Repayment of principal on notes receivable	0.06	0.02	0.07
Stock surrendered to settle withholding tax obligation	(0.06)	—	—
Dilutive effect of share issuance	—	(1.13)	(0.01)

Net asset value at end of period	$14.97	$14.02	$13.41

Per share market value at beginning of period	$22.01	$22.55	$22.71
Per share market value at end of period	19.52	22.01	22.55
Total return(4)	-4.40%	5.21%	5.93%
Shares outstanding at end of period	14,762,574	12,305,008	11,303,510
Ratios/Supplemental Data
Net assets at end of period	$220,958,735	$172,570,487	$151,610,683
Average net assets(5)	$189,731,888	$155,867,538	$151,897,549
Ratio of expenses to average net assets(6)	10.75%	6.16%	5.10%
Ratio of net expenses to average net assets(7)	7.60%	4.84%	4.39%
Ratio of net investment income to average net assets	11.73%	12.42%	11.38%

(1)
Based on actual shares outstanding at the end of the corresponding period.

(2)
Based on weighted average basic per share data.

(3)
Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)
Total return equals the change in the ending market value of the Company's common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account dividends that may be characterized as a return of capital. For further information on estimated character of our dividends please refer to Note 10.

(5)
Average net assets are computed using the average balance of net assets at the end of each reporting month.

(6)
Ratio of expenses to average net assets is computed using expenses before credit from the Adviser and including income tax expense.

(7)
Ratio of net expenses to average net assets is computed using total expenses net of credits to management fee and including income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Note 1. Organization

        Gladstone Capital Corporation (the "Company") was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("the 1940 Act"). In addition, the Company has elected to be treated for tax purposes as a regulated investment company ("RIC"), under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

        Gladstone Business Loan, LLC ("Business Loan"), a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of holding the Company's portfolio of loan investments. Gladstone Capital Advisers, Inc. ("Capital Advisers") is also a wholly-owned subsidiary.

        Gladstone SSBIC Corporation ("Gladstone SSBIC"), a wholly-owned subsidiary of the Company, was established on November 21, 2006 for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone SSBIC acquired this license in February 2007. This will enable the Company, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. Currently, Gladstone SSBIC holds a U.S. Treasury Bill that it purchased with proceeds from the Company's initial stock purchase in Gladstone SSBIC of approximately $2.5 million.

        The financial statements of the subsidiaries are consolidated with those of the Company.

        The Company is externally managed by Gladstone Management Corporation ("Adviser"), an unconsolidated affiliate of the Company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

Cash and Cash Equivalents

        Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2007 and September 30, 2006.

Concentration of Credit Risk

        The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Classification of Investments

        The 1940 Act requires classification of the Company's investments by its respective level of control. As defined in the 1940 Act, "Control Investments" are investments in those portfolio companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those portfolio companies that are "Affiliated Companies" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. In general, the 1940 Act prescribes that the Company has control over a portfolio company if it owns greater than 25% of the voting securities of the portfolio company. The Company is deemed to be an affiliate of a portfolio company if it owns between 5% and 25% of the voting securities of such portfolio company or has one or more seats on the affiliated company's board of directors. However, if the Company holds 50% or more contractual representation on a portfolio company's board of directors, the Company will be deemed to have control over the portfolio company.

Investment Valuation

        The Company carries its investments at fair value, as determined by its Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Securities for which a limited market exists, such as certain participations in syndicated loans, are valued at the indicative bid price on or near the valuation date from the respective originating syndication agent's trading desk. Debt and equity securities that are not publicly traded, or for which a limited market does not exist, are valued at fair value based on the Company's valuation policy. The Company's Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.

        The procedures for the determination of the fair value of the Company's debt securities that that are not publicly traded and that are issued to portfolio companies where the Company has no equity, or equity-like securities, rely on the opinions of value submitted to it by Standard & Poor's Securities Evaluations, Inc. ("SPSE"). The Company may also submit paid in kind ("PIK") interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company's investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser's supplemental assessment and recommendation regarding valuation of each of these investments.

        The fair value of convertible debt, equity, success or exit fees or other equity-like securities is determined based on the collateral, the enterprise value of the issuer, the issuer's ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow or other pertinent factors. In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts.

        Debt securities that are issued by portfolio companies where the Company has equity, or equity-like securities are valued at cost, if there is adequate total enterprise value determined when valuing the Company's equity securities of the portfolio company. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

        The Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value, and votes whether or not to accept the recommended valuation of the Company's investment portfolio.

        Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned. Because there is a delay between when the Company closes an investment and when the investment can be evaluated by SPSE, new investments are not valued immediately by SPSE; rather, the Adviser makes its own determination about the recommended value of these investments in accordance with the Company's valuation policy without the input of SPSE during the specific quarter in which the investment is made. Because SPSE does not currently perform independent valuations of mortgage loans or equity securities for the Company, the Adviser also determines a recommendation for the fair value of these investments, if any, without the input of SPSE. The Adviser considers a number of qualitative and quantitative factors in current market conditions when performing valuations. The Board of Directors then determines whether or not to accept the Adviser's recommendations for the aggregate valuation of the Company's portfolio of investments. The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

Interest Income Recognition

        Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At September 30, 2007, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.2 million at September 30, 2007, or less than 1% of the cost basis of all loans in the Company's portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment.

Paid in Kind Interest

        The Company has loans in its portfolio which contain a paid in kind ("PIK") provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. There was no PIK income recorded during the fiscal year ended September 30, 2007. For the years ended September 30, 2006 and September 30, 2005, the Company recorded PIK income of $63,217, and $394,985, respectively.

Services Provided to Portfolio Companies

        The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company. The Company provides these and other services to portfolio companies through its Adviser. Currently, neither the Company nor the Adviser receives fees in connection with managerial assistance.

        The Adviser receives fees for other services it provides to the Company's portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment. The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. Effective April 1, 2007, when the Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that the Company pays to its Adviser. Prior to April 1, 2007, 100% of such fees were credited against the base management fee.

        The Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to the Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by the Adviser when earned and are not credited against the base management fee.

        The Company may receive fees for the origination and closing services it provides to portfolio companies through its Adviser. These fees are paid directly to the Company and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

        Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis in the investment at the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation displays the difference between the fair market value of the investment and the cost basis of such investment.

Deferred Finance Costs

        Costs associated with the Company's line of credit facility with Deutsche Bank AG are deferred and amortized over the life of the credit facility, generally for a period of one year.

Stock Options

        In December 2004, the Financial Accounting Standards Board ("FASB") approved the revision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and issued the revised SFAS Statement No. 123(R), "Share-Based Payment." SFAS No. 123(R) effectively replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. The Company did not have any stock options outstanding during the fiscal year ended September 30, 2007.

Investment Advisory and Management Agreement with Gladstone Management Corporation

        Since October 1, 2004, the Company has been externally managed pursuant to a contractual investment advisory arrangement with its Adviser, an unconsolidated affiliate of the Company and a registered investment adviser, under which our Adviser has directly employed all of the Company's personnel and paid its payroll, benefits, and general expenses directly. The Company's initial advisory agreement with the Adviser was in place through September 30, 2006 (the "Initial Advisory Agreement"). Pursuant to the Initial Advisory Agreement, the Company paid the Adviser an annual advisory fee of 1.25% of its total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of its total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. The Adviser's Board of Directors agreed to waive, for the quarters ending June 30, 2006 and September 30, 2006, the annual advisory fee of 1.25% to 0.5% for those senior syndicated loans in which the Company already has syndicated second lien participations. On October 1, 2006, the Company entered into an amended and restated investment advisory agreement (the "Amended Advisory Agreement") with the Adviser and an administration agreement (the "Administration Agreement") with Gladstone Administration, LLC (the "Administrator"). (Please refer to Note 4. Related Party Transactions.

        Under the Amended Advisory Agreement, the Company pays a 2% annual base management fee computed on the basis of the value of the Company's average gross assets at the end of the two most recently completed quarters, which are total assets, less any uninvested cash or cash equivalents resulting from borrowings. During the fiscal year ended September 30, 2007, the Adviser's board of directors waived the amount of the fee on senior syndicated loans from an annual rate of 2% to 0.5%. Effective April 1, 2007, when the Company's Adviser receives fees from the Company's portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will be credited against the base management fee that the Company would otherwise be required to pay to the Company's Adviser. Prior to April 1, 2007, certain of such fees were 100% credited against the 2% base management fee.

        In addition, the Company's Adviser services the loans held by Business Loan, in return for which, the Adviser receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan and a 0.5% annual fee on senior syndicated loans. Since the Company owns these loans, all loan servicing fees paid to the Adviser are also credited directly against the 2% base management fee. These credits reduce the amount of the 2% base management fee.

        The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company's quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of the Company's net assets. The Adviser will receive an annual capital gains incentive fee of 20% of the Company's realized capital gains (net of realized capital losses and unrealized capital depreciation).

Administration Agreement with Gladstone Administration, LLC

        The Company has entered into the Administration Agreement with the Administrator, a wholly owned subsidiary of the Adviser, which is controlled by the Company's chairman and chief executive officer. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of the Company's required administrative services. Such required administrative services include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the Securities and Exchange Commission.

        The Administration Agreement requires the Company to reimburse the Administrator for the performance of its obligations under the Administration Agreement. The reimbursement is based upon the allocable portion of the Administrator's overhead, including, but not limited to, rent and the allocable portion of salaries and benefits of the Company's chief financial officer, controller, chief compliance officer, treasurer and their respective staff.

Federal Income Taxes

        The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2006. The Company adopted this Interpretation on October 1, 2007. The adoption of FIN 48 will not have a material impact on the Company's consolidated financial statements.

Dividends

        Distributions to stockholders are recorded on the ex-dividend date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a dividend to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a dividend is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company may retain long-term capital gains, if any, and not pay them out as dividends. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.

Recent Accounting Pronouncements

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance. The Company adopted the provisions of SFAS 154, as applicable, on October 1, 2006.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on October 1, 2006 and has not realized a material impact of the financial statements since all investments are valued on a fair value basis.

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2006. The Company adopted this Interpretation on October 1, 2007. The adoption of FIN 48 will not have an impact on the Company's consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC's previous guidance in SAB No. 99, "Materiality," on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant's previous method for quantifying misstatements. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies broadly to securities and other types of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company will be required to adopt SFAS No. 157 on October 1, 2008 and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This pronouncement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

Note 3. Investments

Non-Control/Non-Affiliate Investments

        At September 30, 2007 and 2006, the Company held investments in Non-Control/Non-Affiliate of approximately $354.8 million and $216.2 million, at cost, respectively.

Control and Affiliate Investments

        At September 30, 2007, the Company had one control investment in BERTL, Inc. ("BERTL"). The Company originally purchased a debt instrument in MCA Communications LLC which was past due, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL's obligations under the debt instrument on September 28, 2007. BERTL is a web-based evaluator of digital imaging products. Since the transaction was recorded on September 28, 2007, the investment was valued at cost in accordance with the Company's valuation policies. The Company's investment in BERTL was

$923,548 at September 30, 2007. The Company did not have any control or affiliate investments at September 30, 2006.

Investment Concentrations

        Investments at fair value consisted of the following industry classifications as of September 30, 2007 and September 30, 2006:

	September 30, 2007			September 30, 2006
		Percentage of			Percentage of
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$4,615,750	1.3%	2.1%	$5,529,891	2.6%	3.2%
Automobile	6,245,938	1.8%	2.8%	6,332,906	2.9%	3.7%
Broadcast (TV & Radio)	30,151,019	8.6%	13.6%	—	—	—
Cargo Transport	15,685,197	4.5%	7.1%	8,650,000	4.0%	5.0%
Chemicals, Plastics & Rubber	25,110,192	7.2%	11.4%	31,105,148	14.3%	18.0%
Diversified/Conglomerate Manufacturing	3,710,700	1.1%	1.7%	—	—	—
Electronics	31,351,318	9.0%	14.2%	33,360,123	15.3%	19.3%
Entertainment	—	—	—	3,491,250	1.6%	2.0%
Farming & Agriculture	11,537,833	3.3%	5.2%	709,431	0.3%	0.4%
Finance	2,460,125	0.7%	1.1%	—	—	—
Healthcare, Education & Childcare	36,927,299	10.5%	16.7%	16,707,500	7.7%	9.7%
Home & Office Furnishings	17,057,109	4.9%	7.7%	20,636,991	9.5%	12.0%
Leisure, amusement, movies & entertainment	9,508,750	2.7%	4.3%	—	—	—
Machinery	9,883,350	2.8%	4.5%	—	—	—
Mining, Steel, Iron & Non-precious Metals	27,057,277	7.7%	12.2%	5,233,750	2.4%	3.0%
Oil & Gas	—	—	—	6,056,250	2.8%	3.5%
Personal & Non-durable Consumer Products	8,977,500	2.6%	4.1%	—	—	—
Personal, Food and Miscellaneous Services	—	—	—	6,011,288	2.8%	3.5%
Printing, Publishing & Broadcasting	83,973,941	24.0%	38.0%	16,203,000	7.4%	9.4%
Retail Stores	14,986,500	4.3%	6.8%	14,981,250	6.9%	8.7%
Telecommunications	—	—	—	23,596,040	10.8%	13.7%
Textiles & Leather	10,604,732	3.0%	4.8%	13,785,932	6.3%	8.0%
Utilities	—	—	—	5,252,000	2.4%	3.0%

Total	$349,844,530	100.0%		$217,642,750	100.0%

        The investments at fair value consisted of the following geographic regions of the United States at September 30, 2007 and September 30, 2006:

	September 30, 2007			September 30, 2006
		Percentage of			Percentage of
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$152,927,681	43.7%	69.2%	$99,413,970	45.7%	57.6%
West	70,842,472	20.2%	32.1%	15,502,538	7.1%	9.0%
Mid-Atlantic	56,865,802	16.3%	25.7%	53,044,805	24.4%	30.7%
Southeast	44,488,416	12.7%	20.1%	24,697,113	11.3%	14.3%
Northeast	17,331,801	5.0%	7.8%	17,209,141	7.9%	10.0%
US Territory	7,388,358	2.1%	3.3%	7,775,183	3.6%	4.5%

	$349,844,530	100.0%		$217,642,750	100.0%

        The geographic region depicts the location of the headquarters for the Company's portfolio companies. A portfolio company may have a number of other locations in other geographic regions.

Investment Principal Repayment

        The following table summarizes the contractual principal repayment and maturity of the Company's investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended September 30,	Amount
2008	$19,905,879
2009	27,036,681
2010	38,611,850
2011	93,145,945
2012	87,420,005
Thereafter	88,569,168

Total Contractual Repayments	$354,689,528

Investments in Equity Securities	$1,069,672

Total	$355,759,200

Note 4. Related Party Transactions

Loans to Employees

        The Company provided loans to employees of the Adviser for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan (the "2001 Plan"), which has since been terminated and is no longer in operation. The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. No new loans were issued during the fiscal year ended September 30, 2007 and the Company received $301,095 of principal repayments during the fiscal year ended September 30, 2007. During the fiscal year ended September 30, 2006, the Company issued four loans to three employees for an aggregate principal amount of $1,692,470 and received principal repayments of $189,943 in connection with the full repayment of one loan and the partial repayment on another loan. The Company recognized interest income from all employee stock option loans of $526,164, $441,341 and $444,170, respectively, for the fiscal years ended September 30, 2007, 2006, and 2005. The outstanding principal balances due on all employee stock option loans at September 30, 2007 and 2006 were $9,230,502 and $10,248,308, respectively.

        In July, 2007, a loan to an employee, and the shares pledged as collateral under the loan under a related pledge agreement, were cancelled due to an event of default which was triggered by a stop loss provision in the employee's promissory note and pledge agreement. The provision specified that in the event that the aggregate value of the shares pledged under the note, as determined by the intra-day trading price of the shares on Nasdaq, became less than or equal to the aggregate outstanding principal amount of the note, the note would become immediately due and collectible through cancellation of the shares under the terms of the pledge agreement. The Company cancelled 37,109 shares which, in turn, cancelled via a non-cash transaction the remaining outstanding principal of the note of approximately $716,711.

Investment Advisory and Management Agreement

        The Company is externally managed by the Adviser, which is controlled by our chairman and chief executive officer, under a contractual investment advisory agreement. On October 1, 2006, the Company entered into the Amended Advisory Agreement. From October 1, 2004 through September 30, 2006, the relationship was governed by the Initial Advisory Agreement.

Terms of the Amended Advisory Agreement

        Under the Amended Advisory Agreement, the Company pays the Adviser an annual base management fee of 2% of its average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters and also consists of a two-part incentive fee.

        The first part of the incentive fee is an income-based incentive fee which rewards the Adviser if the Company's quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company's net assets (the "hurdle rate"). The Company pays the Adviser an income incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

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

        The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date) and equals 20% of the Company's realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company's inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in its portfolio.

        The Adviser's board of directors voluntarily waived, for the fiscal quarters within the fiscal year ended September 30, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived portions of the incentive fee due for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007, and waived in its entirety the incentive fee due for the quarter ended September 30, 2007.

        In addition to the base management and incentive fees under the Amended Advisory Agreement, certain fees received by the Adviser from the Company's portfolio companies were credited against the investment advisory fee under the Initial Advisory Agreement, and will continue to be paid to the Adviser and credited under the Amended Advisory Agreement. Effective April 1, 2007, 50% of certain of the fees received by the Adviser are credited against the base management fee, whereas prior to such date 100% of those fees were credited against the base management fee. In addition, as under the Initial Advisory Agreement, the Company continues to pay its direct expenses including, but not limited to, directors' fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Amended Advisory Agreement.

        For the fiscal ended September 30, 2007, the Company recorded a base management fee of $2,402,049, after reductions for loan servicing fees paid to the Adviser of $3,624,390, less a credit of $1,659,875 for fees received by the Adviser and a $481,045 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $261,129 as compared to a base management fee of $1,284,414, after reductions for loan servicing fees paid to the Adviser of $2,907,875, less a credit of $2,051,000 for fees received by the Adviser and a $17,539 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $784,125 for the fiscal year ended September 30, 2006. For the fiscal year ended September 30, 2005, the Company recorded a base management fee of $1,359,643, after reductions for loan servicing fees paid to the Adviser of $2,549,728, less a credit of $1,077,100 for fees received by the Adviser, for a net base management fee of $282,543. The Company also recorded a gross incentive fee of $4,607,688, offset by a credit from a voluntary waiver issued by the Adviser's board of directors of $3,829,805, for the fiscal year ended September 30, 2007, for a net incentive fee of $777,883. There was no incentive fee in effect at September 30, 2006 or 2005. As of September 30, 2007, the Company owed $441,090 of unpaid base management fee due to the Adviser and there were no unpaid incentive fees to the Adviser, presented in the net fees due to Adviser in the accompanying consolidated statements of assets and liabilities. The credits to the base management fee and incentive fee are reflected on the consolidated statement of operations as credits to base management and incentive fees. The Company did not earn the capital gains portion of the incentive fee for the fiscal year ended September 30, 2007, nor was the fee in effect in the fiscal years ended September 30, 2006 and 2005. Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Terms of the Initial Advisory Agreement

        As compensation for its services, under the Initial Advisory Agreement, the Company paid the Adviser an annual advisory fee of 1.25% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.3125%, and an annual administrative fee of 0.75% of total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly computed increments of 0.1875%, for a total annual management fee of 2.0% (0.50% quarterly) of total assets (as reduced by cash and cash equivalents pledged to creditors). The Company also paid all of its direct expenses including, but not limited to, directors' fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Loan Servicing and Portfolio Company Fees

        The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company's line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser have been and continue to be treated as reductions directly against the 2% management fee, under both the Initial and Amended Advisory Agreements. Effective in April 2006, the Adviser's board of directors reduced the annual servicing fee rate on these loans to 0.5%. For fiscal year ended September 30, 2007 and 2006, these loan servicing fees totaled $3,624,390 and $2,907,875, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item base management fee in the consolidated statements of operations. At September 30, 2007, the Company owed $267,427 of unpaid loan servicing fees to the Adviser, which are netted and recorded in fees due to Adviser. At September 30, 2006, the Company owed $214,608 in loan servicing fees to the Adviser, recorded in fees due to Adviser in the consolidated statements of assets and liabilities. Under the Initial and Amended Advisory Agreements, the Adviser has also provided and continues to provide managerial assistance and other services to the Company's portfolio companies and may receive fees for services other than managerial assistance services.

Administration Agreement

        On October 1, 2006, the Company entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services. The Administration Agreement provides for payments equal to the Company's allocable portion of the Administrator's overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company's chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company recorded an administration fee of $719,256, for the fiscal year ended September 30, 2007. The administration fee was not in effect during the fiscal year ended September 30, 2006.

Sale of Investments to Affiliate

        During the fiscal year ended September 30, 2007, the Company sold to its affiliate, Gladstone Investment Corporation ("Gladstone Investment"), certain of its investments in syndicated loan participations at market value totaling approximately $22.1 million. An independent broker was engaged to execute these transactions between the Company and Gladstone Investment. The independent broker accepted the quotes from the respective agent bank for each syndicated loan and then executed these transactions between the Company and Gladstone Investment. The cumulative effect of these transactions, net of any unamortized premiums or discounts associated with the loans, resulted in a realized net gain of $111,206 for the fiscal year ended September 30, 2007. All of the sales that occurred during the fiscal year ended September 30, 2007 were all initiated during the three months ended March 31, 2007.

Note 5. Line of Credit

        Through Business Loan, the Company has a $220 million revolving credit facility (the "DB Facility") with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledges the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper ("CP") rate which is equivalent to the weighted average per annum rates paid by the DB Facility's CP lenders in respect of CP notes issued by the CP lender during such period. Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances. The alternative rate is the London Interbank Offered Rate ("LIBOR"), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%. The Company increased its availability to $220 million in May 2007 and paid a $250,000 amendment fee in connection with the increase which is recorded in deferred financing fees on the Company's Consolidated Statement of Assets and Liabilities. The DB Facility matures on May 23, 2008. As of September 30, 2007, the outstanding principal balance under the DB Facility was $144,440,000 at a stated interest rate of approximately 5.78%, plus a 0.95% program fee. Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At September 30, 2007, the remaining borrowing capacity available under the

DB Facility was approximately $75.6 million. The weighted average borrowings outstanding under our DB Facility for the fiscal years ended September 30, 2007 and 2006 were $110.4 million and $51.6 million, respectively, at a weighted average annual interest cost of 6.79% and 6.50%, respectively, which was computed by using the annual stated interest rate plus commitment and other fees plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

        The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company's credit and collection policies. The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of September 30, 2007, Business Loan was in compliance with all of the facility covenants.

        The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At September 30, 2007, the amount due from custodian was $3,230,385 and at September 30, 2006, the amount due from custodian was $3,587,152.

        The Adviser also services the loans pledged under the DB Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility. The performance guaranty requires that the Company maintain a minimum net worth of $100 million and 75% of equity issuances after May 2003 and maintain "asset coverage" with respect to "senior securities representing indebtedness" of at least 200%, in accordance with Section 18 of the 1940 Act. As of September 30, 2007, the Company was in compliance with all covenants under the performance guaranty.

Note 6. Interest Rate Cap Agreement

        Pursuant to the initial terms of the DB Facility, the Company has an interest rate cap agreement that effectively limits the interest rate on a portion of the borrowings under the line of credit.

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

        In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000. At September 30, 2007, the interest rate cap agreement's current notional amount was $7.3 million and it had a current fair value of $12,314 which was recorded in other assets on the Company's consolidated balance sheet at September 30, 2007. At September 30, 2006, the interest rate cap agreement had a fair market value of $50,284. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company's consolidated statement of operations. The interest rate cap agreement expires in

February 2009. The agreement provides that the Company's floating interest rate or cost of funds on a portion of the portfolio's borrowings will be capped at 5% when the LIBOR rate is in excess of 5%. During the fiscal year ended September 30, 2007, the Company recorded $39,357, as compared to $15,014 for the fiscal year ended September 30, 2006 of income from the interest rate cap agreement recorded as a realized gain on the settlement of derivative on the Company's consolidated statements of operations.

Note 7. Common Stock Transactions

        Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2005	11,303,510	$11,304
Issuance of Common Stock Under Stock Option Plan	1,001,498	1,001

Balance at September 30, 2006	12,305,008	$12,305

Issuance of Common Stock Under Shelf Offering	2,550,000	$2,550
Issuance of Common Stock Under Stock Option Plan	5,000	5
Shares surrendered for settlement of withholding tax	(60,325)	(60)
Shares surrendered for cancellation of employee loan	(37,109)	(37)

Balance at September 30, 2007	14,762,574	$14,763

        The balance of common stock at September 30, 2006 does not include 5,000 shares resulting from the exercise of stock options on September 29, 2006 that were not issued by the Company's transfer agent until October 1, 2006.

Public Offerings of Common Stock

        In May 2007, the Company completed a public offering of 2,000,000 shares of its common stock at $24.25 per share, less an underwriting discount of $1.21 per share or 5%.

        On July 24, 2007, the Company completed an offering of 400,000 shares of its common stock, at a price of $20.41 per share.

        On August 22, 2007, the Company completed an offering of 150,000 shares of its common stock, at a price of $21.32 per share, less a placement fee of $0.64 per share or 3%.

Share Surrenders and Cancellations

        During the first quarter of the fiscal year ended September 30, 2007, 60,325 shares of stock were surrendered to the Company from certain optionees who exercised non-qualified stock options during the third and fourth quarters of fiscal year 2006 in order to satisfy settlement of withholding taxes that were paid by the Company with respect to the shares underlying the exercise of such options.

        In July 2007, a loan to an employee, and the shares pledged as collateral under the loan under a related pledge agreement, were cancelled due to an event of default which was triggered by a stop loss provision in the employee's promissory note and pledge agreement. The provision specified that in the event that the aggregate value of the shares pledged under the note, as determined by the intra-day trading price of the shares on Nasdaq, became less than or equal to the aggregate outstanding principal amount of the note, the note would become immediately due and collectible through cancellation of the shares under the terms of the pledge agreement. The Company cancelled 37,109 shares.

Note 8. Net Increase in Net Assets Resulting from Operations per Share

        The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the fiscal year ended September 30, 2007, September 30, 2006, and September 30, 2005:

	Year ended September 30,
	2007	2006	2005
Numerator for basic and diluted net increase in net assets resulting from operations per share	$14,952,004	$24,430,235	$15,490,682
Denominator for basic weighted average shares	13,173,822	11,381,378	11,292,466
Dilutive effect of stock options	—	234,544	316,680

Denominator for diluted weighted average shares	13,173,822	11,615,922	11,609,146

Basic net increase in net assets resulting from operations per share	$1.13	$2.15	$1.37

Diluted net increase in net assets resulting from operations per share	$1.13	$2.10	$1.33

Note 9. Stock Option Plan

        Prior to its termination on September 30, 2006, the Company had in place the Amended and Restated 2001 Equity Incentive Plan (the "2001 Plan"). The Company had authorized 2,000,000 shares of capital stock for the issuance of options under the 2001 Plan to employees and directors. Options granted under the 2001 Plan originally may have been exercised during a term not to exceed ten years from the date of grant. Only employees of the Company and its affiliates were eligible to receive incentive stock options and both employees and non-employee directors were eligible to receive nonstatutory stock options under the 2001 Plan.

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

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS No. 123(R)") Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). SFAS No. 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at October 1, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after October 1, 2005, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. Accordingly, prior period amounts have not been restated.

        For the fiscal year ended September 30, 2006, the Company recorded stock option compensation expense for the cost of stock options issued under the 2001 Plan of $285,318. The Company's expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.03 and $0.02, respectively, for the fiscal year ended September 30, 2006. Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company's effective tax rate. The Company does not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

        The Company accounted for the issuance of stock options through the 2001 Plan in accordance with APB 25 during fiscal year 2005. Effective October 1, 2004, the Company accounted for any options granted to employees of the Adviser, who qualify as leased employees of the Company under FIN 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options issued under the 2001 Plan. The following table illustrates the effect on net increase to net assets resulting from operations and net increase to net assets resulting from operations per share for the fiscal year ended September 30, 2005, as if the

Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure":

Year Ended September 30, 2005
Net increase in net assets resulting from operations
As reported:	$15,490,682
Deduct: Total stock-based compensation expense determined using the fair value based method for all awards	(297,391)

Pro forma net increase in net assets resulting from operations per share	$15,193,291

As reported—basic	$1.37

As reported—diluted	$1.33

Pro forma—basic	$1.35

Pro forma—diluted	$1.31

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended September 30, 2006 and 2005.

Assumptions:	2006	2005
Risk free interest rate	4.23%	3.41%
Expected life	3 years	3 years
Expected volatility	23.00%	17.67%
Expected dividend yield	7.65%	6.07%

        The weighted average per share fair value based on the Black-Scholes option pricing model of options granted during the fiscal years ended September 30, 2006 and 2005, were $1.89 and $1.71, respectively.

        A summary of the status of the Company's 2001 Plan from September 30, 2005 through September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at September 30, 2005, all of which were exercisable	1,307,998	$17.81

Granted	2,500	$21.17
Exercised	(1,006,498)	$16.27
Forfeited	(304,000)	$22.94

Options outstanding at September 30, 2006	—

        A detailed summary of the stock options outstanding at fiscal years ended September 30, 2006 and September 30, 2005 is presented in the following table:

Fiscal Year Ended	Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life (Years)
September 30, 2006	—	—	—
September 30, 2005	$15.00 - $24.39	1,307,998	7.03

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

        On December 2, 2005, the Company held a special meeting of stockholders in which the stockholders voted to approve a proposal to enter into the Amended Advisory Agreement and the Administration Agreement between the Company and its Adviser and Administrator, respectively.

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

Note 10. Dividends

Dividends and Distributions

        The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, three monthly dividends are declared each quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company may decide to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax. The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year. The following table lists the per share dividends paid for the fiscal years ended September 30, 2007 and 2006:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2007	July 10, 2007	September 20, 2007	September 28, 2007	$0.140
	July 10, 2007	August 23, 2007	August 31, 2007	$0.140
	July 10, 2007	July 23, 2007	July 31, 2007	$0.140
	April 11, 2007	June 21, 2007	June 29, 2007	$0.140
	April 11, 2007	May 22, 2007	May 31, 2007	$0.140
	April 11, 2007	April 20, 2007	April 30, 2007	$0.140
	January 10, 2007	March 22, 2007	March 30, 2007	$0.140
	January 10, 2007	February 20, 2007	February 28, 2007	$0.140
	January 10, 2007	January 23, 2007	January 31, 2007	$0.140
	October 10, 2006	December 20, 2006	December 29, 2006	$0.140
	October 10, 2006	November 21, 2006	November 30, 2006	$0.140
	October 10, 2006	October 23, 2006	October 31, 2006	$0.140

			Annual Total:	$1.680

2006	July 11, 2006	September 21, 2006	September 29, 2006	$0.140
	July 11, 2006	August 23, 2006	August 31, 2006	$0.140
	July 11, 2006	July 21, 2006	July 31, 2006	$0.140
	April 11, 2006	June 22, 2006	June 30, 2006	$0.135
	April 11, 2006	May 22, 2006	May 31, 2006	$0.135
	April 11, 2006	April 20, 2006	April 28, 2006	$0.135
	January 10, 2006	March 23, 2006	March 31, 2006	$0.135
	January 10, 2006	February 20, 2006	February 28, 2006	$0.135
	January 10, 2006	January 19, 2006	January 31, 2006	$0.135
	October 11, 2005	December 21, 2005	December 30, 2005	$0.135
	October 11, 2005	November 21, 2005	November 30, 2005	$0.135
	October 11, 2005	October 21, 2005	October 31, 2005	$0.135

			Annual Total:	$1.635

        Aggregate dividends declared and paid for the 2007 fiscal year were approximately $22.1 million which were declared based on an estimate of net investment income for the year.

        Aggregate dividends declared and paid for the 2006 fiscal year were approximately $18.6 million which were declared based on an estimate of net investment income for the year. Net investment income, including realized gains exceeded dividends declared by approximately $0.2 million.

Distribution of Income and Gains

        Net investment income of the Company is declared and distributed to stockholders monthly. Net realized gains from investment transactions, in excess of available capital loss carryforwards, would be taxable to the Company if not distributed, and, therefore, generally will be distributed at least annually.

        The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company may periodically make reclassifications among certain of its capital accounts without impacting the net asset value of the Company.

        The Company's components of net assets on a tax-basis were as follows:

	Year Ended September 30,
	2007	2006
Undistributed Ordinary Income	$502,593	$56,306
Undistributed Net Long Term Capital Gains	$—	$—

        In addition, the tax character of distributions paid to stockholders by the Company is summarized as follows:

	Year Ended September 30,
	2007	2006	2005
Distributions from Ordinary Income	$19,444,458	$17,900,423	$15,348,743
Distributions from Long Term Capital Gains	2,696,682	728,174	1,760,925

Total Distributions	$22,141,140	$18,628,597	$17,109,668

Section 19(a) Disclosure—Unaudited

        The Company's Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company's Legal Notice System ("LENS") and also sends to its registered stockholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes year cannot be determined until the final books and records of the Company are finalized for the calendar year. Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

        The following GAAP estimates were made by the Board of Directors during the quarter ended September 30, 2007:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2007	$0.128	$0.012	$0.140
August 31, 2007	0.139	0.001	0.140
July 31, 2007	0.136	0.004	0.140

        Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company's monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital. Subsequent to the quarter ended September 30, 2007, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2007	$0.123	$0.017	$0.140
August 31, 2007	0.117	0.023	0.140
July 31, 2007	0.140	—	0.140

        For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
December 31, 2007	$0.096	$0.044	$0.140
November 30, 2007	0.140	—	0.140
October 31, 2007	0.140	—	0.140

Note 11. Commitments and Contingencies

        At September 30, 2007, the Company was party to a signed and non-binding term sheet for six potential investment for an aggregate of $72.7 million. The future scheduled contractual payments at September 30, 2007 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	$72,700,000	72,700,000	—	—	—

Total	$72,700,000	$72,700,000	$—	$—	$—

        All prospective investments are subject to, among other things, the satisfactory completion of the Company's due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective loan, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. The Company has initiated its due diligence investigations of the potential borrowers, however there can be no guarantee that facts will not be discovered in the course of completing the due diligence that would render a particular investment imprudent or that any of these investments will actually be made.

        In October 2007, the Company funded four of the above investments at a cost of $39.9 million.

Note 12. Federal and State Income Taxes

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

        Capital Advisers is subject to federal and state income taxation on the income it has recorded, such as fees received from portfolio companies, resulting in aggregate federal and state income taxes of $209,278 during the fiscal year ended September 30, 2005.

Note 13. Subsequent Events

Dividends

        On October 9, 2007, the Company's Board of Directors declared the following monthly dividends which it believes were and will be paid, as applicable, from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
October 9, 2006	October 23, 2007	October 31, 2007	$0.14
October 9, 2006	November 21, 2007	November 30, 2007	$0.14
October 9, 2006	December 20, 2007	December 31, 2007	$0.14

Investment Activity

        Subsequent to September 30, 2007, the Company extended $56.7 million in loan origination investments and also received $1.6 million in scheduled principal amortization payments and revolver paydowns.

Offerings of Common Stock

        On October 19, 2007, the Company completed an offering of 2,500,000 shares of its common stock, at a price of $18.70 per share, less an underwriter's discount of $1.03, under a shelf registration statement on Form N-2 (File No. 333-143027), and pursuant to the terms set forth in a prospectus dated July 5, 2007, as supplemented by a final prospectus dated October 15, 2007. Net proceeds of the offering, after offering expenses, were approximately $43,745,000 and were used to repay outstanding borrowings under the Company's line of credit. The underwriter also had an option to purchase up to an additional 375,000 shares of the Company's common stock at the discounted rate within 30 days. The underwriter exercised the overallotment option and closed on the additional 375,000 shares of common stock on November 19, 2007 for which the Company received approximately $6,626,250.

Note 14. Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2007
	Quarter Ended December 31, 2006	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007
Total Investment Income	$8,233,718	$8,643,778	$9,201,279	$10,607,744
Net Investment Income	5,162,926	5,724,357	5,704,867	5,668,407
Net Increase in Net Assets Resulting From Operations	4,163,603	4,084,851	5,964,600	738,951
Basic Earnings per Weighted Average Common Share	$0.34	$0.33	$0.44	$0.05
Diluted Earning per Weighted Average Common Share	$0.34	$0.33	$0.44	$0.05
	Year Ended September 30, 2006
	Quarter Ended December 31, 2005	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006
Total Investment Income	$6,030,319	$7,000,700	$6,522,816	$7,346,011
Net Investment Income	4,442,414	5,203,816	4,788,082	4,916,268
Net Increase in Net Assets Resulting From Operations	8,233,349	5,590,381	5,543,076	5,063,429
Basic Earnings per Weighted Average Common Share	$0.73	$0.49	$0.49	$0.44
Diluted Earning per Weighted Average Common Share	$0.71	$0.48	$0.48	$0.43

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures.

a)    Disclosure Controls and Procedures

        As of September 30, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)    Management's Annual Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2007.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c)     Attestation Report of the Registered Public Accounting Firm

        Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this form 10K.

d)    Change in Internal Control over Financial Reporting

        There were no changes in internal controls for the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from our 2008 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from our 2008 Proxy Statement under the caption "Compensation of Directors and Executive Officers."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from our 2008 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 is hereby incorporated by reference from our 2008 Proxy Statement under the caption "Certain Transactions and Related Transactions and Director Independence."

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our 2008 Proxy Statement under the caption "Audit Fees."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a.     DOCUMENTS FILED AS PART OF THIS REPORT

1.     The following financial statements are filed herewith:

  Report of Independent Registered Public Accounting Firm

  Consolidated Statements of Assets and Liabilities as of September 30, 2007 and September 30, 2006

  Consolidated Schedule of Investments as of September 30, 2007

  Consolidated Schedule of Investments as of September 30, 2006

  Consolidated Statements of Operations for the years ended September 30, 2007, September 30, 2006 and September 30, 2005

  Consolidated Statements of Changes in Net Assets for the years ended September 30, 2007, September 30, 2006 and September 30, 2005

  Consolidated Statements of Cash Flows for the years ended September 30, 2007, September 30, 2006 and September 30, 2005

  Financial Highlights for the years ended September 30, 2007, September 30, 2006 and September 30, 2005

  Notes to Consolidated Financial Statements

2.     Financial statement schedules

  •
  Schedule 12-14 Investments in and Advances to Affiliates

        No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

  •
  Exhibits

        The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.
3.4	Second amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.
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
10.4
Trademark License Agreement between Gladstone Management Corporation and Gladstone Capital Corporation, incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 814-00237), filed February 9, 2005.
10.5
Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of May 26, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on May 30, 2006.
10.6*
Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on July 12, 2006.
10.7
Custodian Agreement between Gladstone Capital Corporation and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 814-00237), filed August 1, 2006.
10.8
Amendment No. 1 to Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of September 22, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on September 22, 2006.
10.9*
Amended and Restated Investment Advisory and Management Agreement between Gladstone Capital Corporation and Gladstone Management Corporation, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.
10.10*
Administration Agreement between Gladstone Capital Corporation and Gladstone Administration, LLC, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.
10.11
Amendment No. 3 to Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of May 25, 2007, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on May 29, 2007.
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

GLADSTONE CAPITAL CORPORATION
Date: December 3, 2007	By:	/s/ HARRY BRILL Harry Brill Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: December 3, 2007	By:	/s/ DAVID GLADSTONE David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date: December 3, 2007	By:	/s/ TERRY LEE BRUBAKER Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director
Date: December 3, 2007	By:	/s/ HARRY BRILL Harry Brill Chief Financial Officer (principal financial and accounting officer)
Date: December 3, 2007	By:	/s/ GEORGE STELLJES III George Stelljes III President, Chief Investment Officer and Director
Date: December 3, 2007	By:	/s/ DAVID A.R. DULLUM David A.R. Dullum Director
Date: December 3, 2007	By:	/s/ ANTHONY W. PARKER Anthony W. Parker Director

Date: December 3, 2007	By:	/s/ MICHELA A. ENGLISH Michela A. English Director
Date: December 3, 2007	By:	/s/ PAUL ADELGREN Paul Adelgren Director
Date: December 3, 2007	By:	/s/ MAURICE COULON Maurice Coulon Director
Date: December 3, 2007	By:	/s/ JOHN OUTLAND John Outland Director
Date: December 3, 2007	By:	/s/ GERARD MEAD Gerard Mead Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at September 30, 2007	Interest Earned for the year Ended September 30, 2007	Equity in Net Profit (Loss) for the year ended September 30, 2007(2)	Value at September 30, 2007
CONTROL INVESTMENTS
BERTL, Inc.	Common Stock(1)	$923,548	—	—	$923,548

Total Control Investments			$—	$—	$923,548

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Value of Each Item as of September 30, 2006	Gross Additions	Gross Reductions	Value of Each Item as of September 30, 2007
CONTROL INVESTMENTS
BERTL, Inc.	Common Stock(1)	$—	$923,548		$923,548

Total Control Investments		$—	$923,548	$—	$923,548

(1)
Security is non-income producing.

(2)
In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in net profit (loss) was recorded as of September 30, 2007.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES