Form 10-Q
period 2007-12-31
GLADSTONE CAPITAL CORP
filed 2008-02-05
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 5, 2008 was 20,637,574.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(Unaudited)

	December 31, 2007	September 30, 2007
ASSETS
Non-Control/Non-Affiliate investments (Cost 12/31/07: $423,933,339; 9/30/07: $354,835,652)	$412,712,262	$348,920,982
Control investments (Cost 12/31/07: $1,036,861; 9/30/07: $923,548)	945,428	923,548
Total investments at fair value (Cost 12/31/07: $424,970,200; 9/30/07 $355,759,200)	413,657,690	349,844,530
Cash and cash equivalents	5,530,949	8,838,658
U.S. Treasury bill	2,484,464	2,484,464
Interest receivable – investments in debt securities	2,272,634	2,425,555
Interest receivable – employees	—	21,417
Due from custodian	4,816,186	3,230,385
Deferred financing fees	132,292	186,270
Prepaid assets	405,643	337,106
Other assets	284,058	360,753
TOTAL ASSETS	$429,583,916	$367,729,138

LIABILITIES
Accounts payable	$7,257	$6,013
Interest payable	595,335	587,514
Administration fee due to Administrator (Refer to Note 4)	211,675	237,510
Fees due to Adviser (Refer to Note 4)	11,054	708,517
Borrowings under lines of credit	161,831,000	144,440,000
Accrued expenses and deferred liabilities	738,140	790,849
Funds held in escrow	157,268	—
TOTAL LIABILITIES	163,551,729	146,770,403
NET ASSETS	$266,032,187	$220,958,735

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 17,637,574 and 14,762,574 shares issued and outstanding, respectively	$17,638	$14,763
Capital in excess of par value	286,425,698	235,906,665
Notes receivable – employees	(9,224,176)	(9,230,502)
Net unrealized depreciation on investments	(11,312,511)	(5,914,670)
Unrealized depreciation on derivative	(302,239)	(291,686)
Accumulated undistributed net investment income	427,777	474,165
TOTAL NET ASSETS	$266,032,187	$220,958,735
NET ASSETS PER SHARE	$15.08	$14.97

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2007

(UNAUDITED)

Company	Industry	Investment (1)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Access Television Network, Inc. (2)	Service-cable airtime	Senior Term Debt (6)	$2,487,458	$2,401,437
	(infomercials)	(11.3% Due 3/2009)

ActivStyle Acquisition Co. (2)	Service-medical products	Line of Credit (6) (9)	600,000	594,750
	distribution	(9.5%, Due 7/2009)
		Senior Term Debt (6)	5,113,875	5,069,129
		(9.5%, Due 9/2012)
		Senior Term Debt (3) (6)	4,435,000	4,390,650
		(12.1%, Due 9/2012)

Allison Publications, LLC (2)	Service-publisher of consumer	Line of Credit (10)	—	—
	oriented magazines	(9.3%, Due 12/2010)
		Senior Term Debt (6)	11,080,085	10,917,500
		(9.3%, Due 12/2011)

Anitox Acquisition Company (2)	Manufacturing-preservatives for	Senior Real Estate Term Debt	3,107,161	3,060,000
	animal feed	(8.8%, Due 1/2012)
		Line of Credit (11)	—	—
		(9.5%, Due 1/2010)
		Senior Term Debt (6)	2,750,000	2,729,375
		(9.5%, Due 1/2012)
		Senior Term Debt (3) (6)	2,750,000	2,725,938
		(11.8%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and	Senior Subordinated Term Debt (6)	9,603,750	9,531,722
	distribution	(12.0%, Due 7/2012)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (7)	3,001,724	2,872,500
		(7.1%, Due 9/2013)
		Senior Subordinated Term Debt (7)	1,509,619	1,470,000
		(9.4%, Due 3/2014)

CCS, LLC	Service-cable tv franchise owner	Senior Term Debt (6)	3,426,892	3,341,220
		(11.3%, Due 3/2008)

CHG Companies, Inc. (2)	Service-healthcare staffing	Letter of Credit (6) (7)	400,000	380,000
		(7.2%, Due 12/2012)
		Senior Term Debt (6) (7)	1,588,000	1,508,600
		(7.7%, Due 12/2012)
		Senior Subordinated Term Debt (6) (7)	500,000	470,000
		(11.2%, Due 12/2012)

Chinese Yellow Pages Company	Service-publisher of Chinese	Line of Credit (6) (12)	430,071	425,770
	language directories	(11.3%, Due 9/2010)
		Senior Term Debt (6)	840,030	820,154
		(11.3%, Due 9/2010)

Company	Industry	Investment (1)	Cost	Fair Value

Clinton Holdings, LLC (2)	Distribution-aluminum sheets	Senior Subordinated Term Debt	$15,500,000	$15,779,000
	and stainless steel	(13)(12.5%, Due 1/2013)
		Common Stock Warrants (8)	109,124	—

CMI Acquisition, LLC (2)	Service-recycling	Senior Subordinated Term Debt (6)	6,500,000	6,386,250
		(11.9%, Due 11/2012)

Community Media Corporation	Service-publisher of free	Senior Term Debt (6)	2,985,889	2,931,519
	weekly newspapers	(9.3%, Due 8/2012)

Country Road Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (7)	5,968,659	5,910,000
(2)		(12.6%, Due 7/2013)

Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt (3) (6)	6,325,000	6,008,750
		(13.2%, Due 4/2010)

Doe & Ingalls Management LLC (2)	Distributor-specialty chemicals	Senior Term Debt (6)	3,700,000	3,690,750
		(8.7%, Due 11/2010)
		Senior Term Debt (3) (6)	4,443,750	4,421,531
		(9.7%, Due 11/2010)

Emdeon Business Services, Inc.	Service-healthcare technology	Senior Term Debt (6) (7)	2,377,974	2,256,879
	solutions	(6.8%, Due 11/2013)
		Senior Subordinated Term Debt (6) (7)	2,012,476	1,920,000
		(9.8%, Due 5/2014)

Express Courier International, Inc.	Service-ground delivery and logistics	Line of Credit (6) (14)	700,000	695,625
		(9.5%, Due 6/2009)
		Senior Term Debt (6)	3,877,500	3,853,266
		(9.5%, Due 6/2011)
		Senior Term Debt (3) (6)	3,950,000	3,910,500
		(11.7%, Due 6/2011)

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8)	37,000	3,034,551

GFRC Holdings LLC	Manufacturing-glass-fiber	Line of Credit (5) (15)	—	—
	reinforced concrete	(9.5%, Due 12/2010)
		Senior Term Debt (5)	7,750,000	7,750,000
		(9.7%, Due 12/2012)
		Senior Subordinated Term Debt (3) (5)	6,750,000	6,750,000
		(12.2%, Due 12/2012)

Global Materials Technologies, Inc.	Manufacturing-steel wool products	Senior Term Debt (3) (6)	5,050,000	4,816,438
	and metal fibers	(14.2%, Due 11/2009)

Company	Industry	Investment (1)	Cost	Fair Value

GTM Holdings, Inc. (2)	Manufacturing-socks	Senior Term Debt (7)	$495,000	$465,300
		(7.7%, Due 10/2013)
		Senior Subordinated Term Debt (7)	500,000	485,000
		(11.0%, Due 4/2014)

Greatwide Logistics Services, Inc.	Service - logistics and transportation	Senior Term Debt (7)	3,960,000	3,326,400
		(8.3%, Due 12/2013)
		Senior Subordinated Term Debt (7)	4,000,000	2,800,000
		(11.3%, Due 6/2014)

GS Maritime Intermediate Holdings	Service-cargo transport	Senior Subordinated Term Debt (7)	1,000,000	1,000,000
LLC		(12.8%, Due 12/2013)

Harrington Holdings, Inc. (2)	Service - healthcare products	Senior Term Debt (7)	2,481,250	2,382,000
	distribution	(7.0%, Due 1/2014)
		Senior Subordinated Term Debt (7)	5,000,000	4,825,000
		(10.8%, Due 1/2014)

Heartland Communications Group,	Service-radio station operator	Line of Credit (6) (16)	9,856	8,871
LLC (2)		(10.8%, Due 5/2008)
		Senior Term Debt (6)	4,761,113	4,241,569
		(10.8%, Due 5/2011)

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic	Senior Term Debt (6)	5,000,000	4,962,500
	films	(11.7%, Due 10/2012)

IJGT Acquisition Company	Service-golf training	Line of Credit (6) (17)	—	—
		(9.5%, Due 5/2010)
		Senior Term Debt (6)	2,650,000	2,626,813
		(9.5%, Due 5/2012)
		Senior Term Debt (3) (6)	2,500,000	2,468,750
		(11.7%, Due 5/2012)

It’s Just Lunch International, LLC	Service-dating service	Line of Credit (6) (18)	550,000	467,500
		(9.2%, Due 6/2009)
		Senior Term Debt (6)	3,300,000	2,805,000
		(9.5%, Due 6/2011)
		Senior Term Debt (3) (6) (18)	500,000	425,000
		(11.7%, Due 6/2011)

John Henry Holdings, Inc. (2)	Manufacturing-packaging products	Senior Subordinated Term Debt (7)	8,000,000	7,760,000
		(11.6%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom engineered	Senior Term Debt (7)	1,490,262	1,440,450
	motors & controls	(7.3%, Due 11/2013)
		Senior Subordinated Term Debt (7)	1,508,531	1,410,000
		(10.3%, Due 5/2014)

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit (19)	152,000	150,480
		(12.3%, Due 3/2010)
		Senior Term Debt (6)	1,811,305	1,776,546
		(12.3%, Due 3/2010)

Company	Industry	Investment (1)	Cost	Fair Value

Lindmark Outdoor Advertising LLC	Service-advertising	Senior Subordinated Term Debt (6)	$10,000,000	$9,950,000
		(11.3%, Due 10/2012)

LocalTel, Inc.	Service-yellow pages publishing	Line of Credit (6) (20) (29)	1,170,000	819,000
		(non-accrual, Due 6/2009)
		Senior Term Debt (6) (29)	2,687,500	1,881,250
		(non-accrual, Due 6/2011)
		Senior Term Debt (3) (6) (29)	2,750,000	1,925,000
		(non-accrual, Due 6/2011)

Macfadden Performing Arts	Service-magazine publisher	Line of Credit (6) (21)	1,015,979	1,002,010
Media, LLC		(9.8%, Due 6/2009)
		Senior Term Debt (6)	6,594,503	6,442,678
		(9.8%, Due 6/2009)

Meteor Holding Corporation (2)	Manufacturing-bar code scanning and	Senior Term Debt (7)	2,342,300	2,201,762
	data capture	(7.8%, Due 12/2013)
		Senior Subordinated Term Debt (7)	1,500,000	1,380,000
		(11.0%, Due 12/2013)

Multi-Ag Media LLC (2)	Service-dairy magazine publisher/	Senior Term Debt (6)	2,442,735	2,396,213
	information database	(11.3%, Due 12/2009)

Newhall Holdings, Inc.(2)	Service-distributor of personal care	Line of Credit (6) (22)	—	—
	products and supplements	(8.7%, Due 5/2010)
		Senior Term Debt (3) (6)	4,410,000	4,376,925
		(9.0%, Due 5/2012)
		Senior Term Debt (3) (6)	4,500,000	4,455,000
		(11.3%, Due 5/2012)

Northern Contours, Inc. (2)	Manufacturing-veneer and laminate	Senior Subordinated Term Debt (6)	7,000,000	6,912,500
	components	(12.2%, Due 5/2010)

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit (23)	—	—
		(9.5%, Due 12/2009)
		Senior Term Debt (6)	2,500,000	2,475,000
		(9.5%, Due 12/2011)
		Senior Term Debt (3) (6)	4,500,000	4,432,500
		(12.2%, Due 12/2011)

Precision Acquisition Group	Manufacturing-consumable	Equipment Note (6) (24)	671,850	671,850
Holdings, Inc. (2)	components for the aluminum	(9.7%, Due 10/2011)
	industry	Senior Term Debt (6)	5,000,000	5,000,000
		(9.7%, Due 10/2010)
		Senior Term Debt (3) (6)	4,200,000	4,200,000
		(11.7%, Due 10/2010)

PROFITSystems	Service-design and develop	Line of Credit (25)	—	—
Acquisition Co. (2)	ERP software	(9.5%, Due 7/2009)
		Senior Term Debt (6)	2,650,000	2,630,125
		(9.5%, Due 7/2011)
		Senior Term Debt (3) (6)	2,900,000	2,871,000
		(11.7%, Due 7/2011)

Company	Industry	Investment (1)	Cost	Fair Value

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	$7,794,854	$7,117,580
Acquisition Company, Inc.		(12.4%, Due 1/2012)

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (6)	3,000,000	2,835,000
		(9.7%, Due 1/2011)
		Senior Term Debt (4) (6)	3,000,000	2,775,000
		(12.2%, Due 1/2011)

Reading Broadcasting, Inc.	Service-television station operator	Senior Term Debt (6)	7,529,715	7,489,875
		(11.8%, Due 3/2008)

RedPrairie Holding, Inc. (2)	Service-design and develop supply	Senior Term Debt (7)	4,435,000	4,257,600
	chain software	(8.0%, Due 7/2012)
		Senior Subordinated Term Debt (7)	3,000,000	2,880,000
		(11.4%, Due 1/2013)

Reliable Biopharmaceutical Holdings,	Manufacturing-pharmaceutical and	Line of Credit (5) (26)	—	—
Inc.	biochemical intermediates	(8.7%, Due 10/2010)
		Mortgage Note (5)	7,453,881	7,453,881
		(9.5%, Due 10/2014)
		Senior Term Debt (5)	1,800,000	1,800,000
		(9.2%, Due 10/2012)
		Senior Term Debt (3) (5)	12,023,500	12,023,500
		(11.2%, Due 10/2012)
		Senior Subordinated Term Debt (5)	6,000,000	6,000,000
		(12%, Due 10/2013)
		Common Stock Warrants (5) (8)	208,675	208,675

RiskMetrics Group Holdings, LLC	Service - develop risk and wealth	Senior Term Debt (7)	1,985,000	1,935,375
	management solutions	(7.0%, Due 1/2014)
		Senior Subordinated Term Debt (7)	500,000	485,000
		(10.3%, Due 7/2014)

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (6)	2,727,090	2,574,500
		(13.3%, Due 10/2008)

SCS Acquisition Corp. (2)	Service-chemically treated equipment	Senior Term Debt (6)	3,954,811	3,944,924
	distribution	(9.2%, Due 12/2011)
		Senior Term Debt (3) (6)	6,475,000	6,442,625
		(11.2%, Due 12/2011)

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (6)	7,872,831	7,683,000
		(11.0%, Due 6/2011)

Sunshine Media Holdings	Service-publisher regional B2B trade	Credit Facility (6) (27)	700,000	692,125
	magazines	(9.2%, Due 5/2010)
		Senior Term Debt (6)	17,000,000	16,808,750
		(9.2%, Due 5/2012)
		Senior Term Debt (3) (6)	10,000,000	9,800,000
		(12.7%, Due 5/2012)

Thibaut Acquisition Co.	Service-design and disbribute	Credit Facility (6) (28)	1,000,000	995,000
	wall covering	(9.7%, Due 1/2011)
		Senior Term Debt (6)	2,537,500	2,524,813
		(9.7%, Due 1/2011)
		Senior Term Debt (3) (6)	3,000,000	2,973,750
		(12.2%, Due 1/2011)

Company	Industry	Investment (1)	Cost	Fair Value

U.S. HealthCare Communications,	Service-magazine publisher/operator	Senior Term Debt (6) (29)	$2,432,869	$1,684,140
LLC		(non-accrual, Due 4/2011)

Viapack, Inc. (2)	Manufacturing-polyethylene film	Senior Real Estate Term Debt (9.7%, Due 3/2011)	925,000	925,000
		Senior Term Debt (3) (6)	4,170,313	4,118,184
		(11.3%, Due 3/2011)

Visual Edge Technology, Inc. (2)	Service-office equipment distribution	Senior Subordinated Term Debt (6) (13.2%, Due 8/2011)	5,000,000	3,250,000

Wesco Holdings, Inc. (2)	Service-aerospace parts and distribution	Senior Term Debt (7) (7.0%, Due 9/2013)	2,453,450	2,388,703
		Senior Subordinated Term Debt (7)	2,269,886	2,238,750
		(11.6%, Due 3/2014)

West Coast Yellow Pages, Inc.	Service-directory publisher	Senior Term Debt (6)	1,538,743	1,399,716
		(12.8%, Due 8/2010)

Westlake Hardware, Inc. (2)	Retail-hardware and variety	Senior Subordinated Term Debt (6)	15,000,000	14,850,000
		(11.7%, Due 1/2011)
		Senior Subordinated Term Debt (6)	10,000,000	9,850,000
		(13.6%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (6) (8.9%, Due 5/2013)	1,995,000	1,975,050
		Senior Subordinated Term Debt (6)	10,000,000	9,862,500
		(12.2%, Due 4/2013)

WP Evenflo Group Holdings Inc. (2)	Manufacturing-infant and juvenile products	Senior Term Debt (7) (7.6%, Due 2/2013)	1,985,000	1,925,450
		Senior Subordinated Term Debt (7)	2,000,000	1,870,000
		(11.0%, Due 2/2014)
Total Non-Control/Non-Affiliate Investments			$423,933,339	$412,712,262

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit (30) (31) (11.5%, Due 10/2009)	613,313	613,313
		Common Stock (5) (8)	423,548	332,115
Total Control Investments			$1,036,861	$945,428

Total Investments			$424,970,200	$413,657,690

(1)  Percentage represents interest rates in effect at December 31, 2007 and due date represents the contractual maturity date.

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

(7)  Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of December 31, 2007, from the respective originating syndication agent’s trading desk.

(8)  Security is non-income producing.

(9) Availability under the ActivStyle credit facility totals $1,500,000.  Borrowings of $600,000 were outstanding at December 31, 2007.

(10)  Availability under the Allison credit facility totals $4,000,000.  There were no borrowings outstanding at December 31, 2007.

(11)  Availability under the Anitox credit facility totals $3,000,000.  There were no borrowings outstanding at December 31, 2007.

(12) Availability under the Chinese Yellow Pages credit facility totals $700,000.  Borrowings of $430,071 were outstanding at December 31, 2007.

(13) Clinton includes a success fee with a fair value of $279,000.

(14) Availability under the Express Courier credit facility totals $1,500,000.  Borrowings of $700,000 were outstanding at December 31, 2007.

(15) Availability under the GFRC credit facility totals $3,000,000.  There were no borrowings outstanding at December 31, 2007.

(16) Availability under the Heartland credit facility totals $500,000.  Borrowings of $9,856 were outstanding at December 31, 2007.

(17) Availability under the International Junior Golf credit facility totals $1,500,000.  There were no borrowings outstanding at December 31, 2007.

(18) Availability under the It’s Just Lunch revolving credit facility totals $750,000, borrowings of $550,000 were outstanding at December 31, 2007.  The company may borrow an additional $1,750,000 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval, borrowings of $500,000 were outstanding at December 31, 2007.

(19) Availability under the KMBQ credit facility totals $200,000.  Borrowings of $152,000 were outstanding at December 31, 2007.

(20) Availability under the LocalTel credit facility totals $3,000,000.  Borrowings of $1,170,000 were outstanding at December 31, 2007.

(21) Availability under the MacFadden credit facility totals $1,400,000.  Borrowings of $1,015,979 were outstanding at December 31, 2007.

(22) Availability under the Newhall credit facility totals $4,000,000.  There were no borrowings outstanding as of December 31, 2007.

(23)  Availability under the Pinnacle credit facility totals $500,000.  There were no borrowings outstanding at December 31, 2007.

(24) Precision may borrow up to $1,000,000 for purposes of acquiring equipment. Borrowings of $671,850 were outstanding at December 31, 2007.

(25) Availability under the ProfitSystems credit facility totals $1,250,000.  There were no borrowings outstanding at December 31, 2007.

(26)  Availability under the Reliable credit facility totals $5,000,000. There were no borrowings outstanding at December 31, 2007.

(27) Availability under the Sunshine credit facility totals $3,000,000.  Borrowings of $700,000 were outstanding at December 31, 2007.

(28) Availability under the Thibaut credit facility totals $1,000,000.  The facility was fully drawn at December 31, 2007.

(29) LocalTel and US Healthcare Communications are currently past due on interest payments and are on non-accrual.

(30) Availability under the BERTL credit facility totals $700,000.  Borrowings of $613,313 were outstanding at December 31, 2007.

(31) BERTL interest is currently being capitalized as Paid in Kind (“PIK”) interest.  Please refer to Note 2 “Summary of Significant Accounting Policies”.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2007

Company	Industry	Investment (1)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Access Television	Service-cable airtime	Line of Credit (9)	$—	$—
Network, Inc. (2)	(infomercials)	(11.8% Due 3/2009)
		Senior Term Debt (6)	2,616,283	2,557,844
		(11.8% Due 3/2009)

ActivStyle Acquisition Co. (2)	Service-medical products	Line of Credit (6) (10)	600,000	597,000
	distribution	(10.0%, Due 7/2009)
		Senior Term Debt (6)	5,245,000	5,218,775
		(10.0%, Due 9/2012)
		Senior Term Debt (3) (6)	4,435,000	4,407,281
		(12.6%, Due 9/2012)

Allison Publications, LLC (2)	Service-publisher of consumer	Senior Term Debt (6)	7,884,092	7,779,503
	oriented magazines	(9.8%, Due 12/2011)

Anitox Acquisition Company (2)	Manufacturing-preservatives for	Senior Real Estate Term Debt	3,110,050	3,060,000
	animal feed	(8.8%, Due 1/2012)
		Line of Credit (11)	—	—
		(10.0%, Due 1/2010)
		Senior Term Debt (6)	2,750,000	2,736,250
		(10.0%, Due 1/2012)
		Senior Term Debt (3) (6)	2,750,000	2,736,250
		(12.3%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and	Senior Subordinated Term Debt (6)	9,652,500	9,628,369
	distribution	(12.4%, Due 7/2012)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (7)	3,001,802	2,910,000
		(7.4%, Due 9/2013)
		Senior Subordinated Term Debt (7)	1,510,006	1,485,000
		(9.9%, Due 3/2014)

CCS, LLC	Service-cable tv franchise owner	Senior Term Debt (6)	3,432,830	3,416,330
		(11.8%, Due 10/2007)

CHG Companies, Inc. (2)	Service-healthcare staffing	Letter of Credit (6) (7)	400,000	385,000
		(7.1%, Due 12/2012)
		Senior Term Debt (6) (7)	1,588,000	1,528,450
		(7.9%, Due 12/2012)
		Senior Subordinated Term Debt (6) (7)	500,000	480,000
		(11.9%, Due 12/2012)

Chinese Yellow Pages Company	Service-publisher of Chinese	Line of Credit (6) (12)	230,071	228,633
	language directories	(11.8%, Due 9/2010)
		Senior Term Debt (6)	1,070,643	1,051,383
		(11.8%, Due 9/2010)

Clinton Holdings, LLC (2)	Distribution-aluminum sheets	Senior Subordinated Term Debt	15,500,000	15,500,000
	and stainless steel	(13.0%, Due 1/2013)
		Common Stock Warrants (8)	109,124	222,777

Company	Industry	Investment (1)	Cost	Fair Value

CMI Acquisition, LLC (2)	Service-recycling	Senior Subordinated Term Debt (6)	$6,500,000	$6,451,250
		(12.4%, Due 11/2012)

Community Media Corporation	Service-publisher of free weekly	Senior Term Debt (6)	2,510,974	2,481,780
	newspapers	(9.8%, Due 8/2012)

Country Road	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	5,967,246	5,880,000
Communications LLC (2)		(13.1%, Due 7/2013)

Defiance Acquisition	Manufacturing-trucking parts	Senior Term Debt (3) (6)	6,325,000	6,245,938
Corporation		(13.8%, Due 4/2010)

Doe & Ingalls Management	Distributor-specialty chemicals	Senior Term Debt (6)	3,900,000	3,900,000
LLC (2)		(9.3%, Due 11/2010)
		Senior Term Debt (3) (6)	4,455,000	4,455,000
		(10.3%, Due 11/2010)

Emdeon Business Services,	Service-healthcare technology	Senior Term Debt (7)	2,433,992	2,382,949
Inc.	solutions	(7.4%, Due 11/2013)
		Senior Subordinated Term Debt (7)	2,012,968	1,985,000
		(10.2%, Due 5/2014)

Express Courier International,	Service-ground delivery and	Line of Credit (6) (13)	900,000	898,875
Inc.	logistics	(10.0%, Due 6/2009)
		Senior Term Debt (6)	4,112,500	4,107,359
		(10.0%, Due 6/2011)
		Senior Term Debt (3) (6)	3,950,000	3,945,063
		(12.3%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants (8)	37,000	3,005,333
	equipment

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	5,100,000	4,883,250
Technologies, Inc.	products and metal fibers	(14.8%, Due 11/2009)

GTM Holdings, Inc. (2)	Manufacturing-socks	Senior Term Debt (7)	496,250	481,363
		(8.1%, Due 10/2013)
		Senior Subordinated Term Debt (7)	500,000	495,000
		(11.4%, Due 4/2014)

Greatwide Logistics	Service - logistics and	Senior Term Debt (7)	3,970,000	3,453,900
Services, Inc.	transportation	(8.7%, Due 12/2013)
		Senior Subordinated Term Debt (7)	4,000,000	3,280,000
		(11.7%, Due 6/2014)

Harrington Holdings, Inc. (2)	Service - healthcare products	Senior Term Debt (7)	2,487,500	2,419,094
	distribution	(7.4%, Due 1/2014)
		Senior Subordinated Term Debt (7)	5,000,000	4,825,000
		(11.2%, Due 1/2014)

Company	Industry	Investment (1)	Cost	Fair Value

Heartland Communications	Service-radio station operator	Line of Credit (6) (14)	$9,856	$9,807
Group, LLC (2)		(11.3%, Due 5/2008)
		Senior Term Debt (6)	4,824,340	4,533,921
		(11.3%, Due 5/2011)

IJGT Acquisition Company	Service-golf training	Line of Credit (6) (15)	500,000	497,500
		(10.0%, Due 5/2010)
		Senior Term Debt (6)	2,650,000	2,636,750
		(10.0%, Due 5/2012)
		Senior Term Debt (3) (6)	2,500,000	2,481,250
		(12.3%, Due 5/2012)

It's Just Lunch International,	Service-dating service	Line of Credit (6) (16)	550,000	492,250
LLC		(9.8%, Due 6/2009)
		Senior Term Debt (6)	3,300,000	2,953,500
		(10.0%, Due 6/2011)
		Senior Term Debt (3) (6) (16)	500,000	447,500
		(12.3%, Due 6/2011)

John Henry Holdings, Inc. (2)	Manufacturing-packaging	Senior Subordinated Term Debt (7)	8,000,000	8,000,000
	products	(12.8%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom	Senior Term Debt (7)	1,494,240	1,444,087
	engineered motors & controls	(7.6%, Due 11/2013)
		Senior Subordinated Term Debt (7)	1,508,870	1,440,000
		(10.6%, Due 5/2014)

KMBQ Corporation	Service-AM/FM radio	Line of Credit (17)	152,000	151,240
	broadcaster	(12.8%, Due 3/2010)
		Senior Term Debt (6)	1,813,174	1,785,518
		(12.8%, Due 3/2010)

LocalTel, Inc.	Service-yellow pages	Line of Credit (6) (18)	1,135,000	947,725
`	publishing	(10.3%, Due 6/2009)
		Senior Term Debt (6)	2,687,500	2,244,063
		(10.3%, Due 6/2011)
		Senior Term Debt (3) (6)	2,750,000	2,200,000
		(12.8%, Due 6/2011)

Macfadden Performing Arts	Service-magazine publisher	Line of Credit (6) (19)	515,979	510,175
Media, LLC		(10.8%, Due 6/2009)
		Senior Term Debt (6)	6,705,338	6,558,379
		(10.8%, Due 6/2009)

Meteor Holding Corporation (2)	Manufacturing-bar code scanning	Senior Term Debt (7)	2,348,200	2,324,718
	and data capture	(8.2%, Due 12/2013)
		Senior Subordinated Term Debt (7)	1,500,000	1,425,000
		(11.5%, Due 12/2013)

Company	Industry	Investment (1)	Cost	Fair Value

Multi-Ag Media LLC (2)	Service-dairy magazine publisher/	Senior Term Debt (6)	$2,548,152	$2,523,045
	information database	(11.8%, Due 12/2009)

Newhall Holdings, Inc.(2)	Service-distributor of personal	Line of Credit (6) (20)	—	—
	care products and supplements	(8.8%, Due 5/2010)
		Senior Term Debt (3) (6)	4,500,000	4,488,750
		(9.5%, Due 5/2012)
		Senior Term Debt (3) (6)	4,500,000	4,488,750
		(11.8%, Due 5/2012)

Northern Contours, Inc. (2)	Manufacturing-veneer and	Senior Subordinated Term Debt (6)	7,000,000	6,982,500
	laminate components	(12.8%, Due 5/2010)

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment	Line of Credit (21)	—	—
	centers	(10.0%, Due 12/2009)
		Senior Term Debt (6)	2,500,000	2,487,500
		(10.0%, Due 12/2011)
		Senior Term Debt (3) (6)	4,500,000	4,466,250
		(12.8%, Due 12/2011)

Precision Acquisition Group	Manufacturing-consumable	Equipment Note (6) (22)	671,850	671,850
Holdings, Inc. (2)	components for the aluminum	(10.3%, Due 10/2011)
	industry	Senior Term Debt (6)	5,000,000	5,006,250
		(10.3%, Due 10/2010)
		Senior Term Debt (3) (6)	4,200,000	4,205,250
		(12.3%, Due 10/2010)

PROFITSystems	Service-design and develop	Line of Credit (23)	—	—
Acquisition Co. (2)	ERP software	(10.0%, Due 7/2009)
		Senior Term Debt (6)	2,800,000	2,796,500
		(10.0%, Due 7/2011)
		Senior Term Debt (3) (6)	2,900,000	2,896,375
		(12.3%, Due 7/2011)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	7,798,538	7,388,358
Acquisition Company, Inc.		(11.5%, Due 1/2012)

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (6)	3,000,000	2,880,000
		(10.3%, Due 1/2011)
		Senior Term Debt (4) (6)	3,000,000	2,865,000
		(12.8%, Due 1/2011)

Reading Broadcasting, Inc.	Service-television station	Senior Term Debt (6)	7,560,031	7,497,971
	operator	(12.3%, Due 3/2008)

RedPrairie Holding, Inc. (2)	Service-design and develop	Senior Term Debt (7)	4,457,500	4,234,625
	supply chain software	(8.5%, Due 7/2012)
		Senior Subordinated Term Debt (7)	3,000,000	2,850,000
		(11.9%, Due 1/2013)

RiskMetrics Group Holdings,	Service - develop risk and	Senior Term Debt (7)	1,990,000	1,965,125
LLC	wealth management solutions	(7.4%, Due 1/2014)
		Senior Subordinated Term Debt (7)	500,000	495,000
		(10.7%, Due 7/2014)

SCI Cable, Inc.	Service-cable, internet, voice	Senior Term Debt (6)	2,482,106	2,398,388
	provider	(13.8%, Due 10/2008)

Company	Industry	Investment (1)	Cost	Fair Value

SCS Acquisition Corp. (2)	Service-chemically treated	Senior Term Debt (6) (18)	$5,117,311	$5,110,914
	equipment distribution	(9.8%, Due 12/2011)
		Senior Term Debt (3) (6) (18)	6,493,750	6,477,516
		(11.8%, Due 12/2011)

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (6)	7,878,036	7,800,000
		(11.5%, Due 6/2011)

Sunshine Media Holdings	Service-publisher regional B2B	Credit Facility (6) (24)	700,000	694,750
	trade magazines	(9.8%, Due 5/2010)
		Senior Term Debt (6)	17,000,000	16,915,000
		(9.8%, Due 5/2012)
		Senior Term Debt (3) (6)	10,000,000	9,925,000
		(12.3%, Due 5/2012)

Thibaut Acquisition Co.	Service-design and disbribute	Credit Facility (6) (25)	800,000	798,000
	wall covering	(10.3%, Due 1/2011)
		Senior Term Debt (6)	2,712,500	2,709,109
		(10.3%, Due 1/2011)
		Senior Term Debt (3) (6)	3,000,000	2,992,500
		(12.8%, Due 1/2011)

U.S. HealthCare	Service-magazine publisher/	Senior Term Debt (6) (26)	2,244,657	1,809,158
Communications, LLC	operator	(non-accrual, Due 4/2011)

Viapack, Inc. (2)	Manufacturing-polyethylene	Senior Real Estate Term Debt	975,000	975,000
	film	(10.3%, Due 3/2011)
		Senior Term Debt (3) (6)	4,223,438	4,191,762
		(11.8%, Due 3/2011)

Visual Edge Technology, Inc. (2)	Service-office equipment	Senior Subordinated Term Debt (6)	5,000,000	3,575,000
	distribution	(13.8%, Due 8/2011)

Wesco Holdings, Inc. (2)	Service-aerospace parts and	Senior Term Debt (7)	2,454,430	2,382,625
	distribution	(7.5%, Due 9/2013)
		Senior Subordinated Term Debt (7)	2,270,690	2,233,125
		(11.0%, Due 3/2014)

West Coast Yellow Pages, Inc.	Service-directory publisher	Senior Term Debt (6)	1,584,335	1,518,441
	(13.3%, Due 8/2010)

Westlake Hardware, Inc. (2)	Retail-hardware and variety	Senior Subordinated Term Debt (6)	15,000,000	14,986,500
		(13.0%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (6)	1,995,000	1,990,013
	connectors and cables	(9.5%, Due 5/2013)
		Senior Subordinated Term Debt (6)	10,000,000	9,950,000
		(12.8%, Due 4/2013)

WP Evenflo Group	Manufacturing-infant and	Senior Term Debt (7)	1,990,000	1,850,700
Holdings Inc. (2)	juvenile products	(8.0%, Due 2/2013)
		Senior Subordinated Term Debt (7)	2,000,000	1,860,000
		(11.5%, Due 2/2014)
Total Non-Control/Non-Affiliate Investments			$354,835,652	$348,920,982

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator	Common Stock (5) (8)	923,548	923,548
	of digital imaging products

Total Investments (27)			$355,759,200	$349,844,530

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

(7)  Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of September 28, 2007, from the respective originating syndication agent’s trading desk.

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

(12)  Availability under the Chinese Yellow Pages credit facility totals $950,000.  Borrowings of $230,071 were outstanding at September 30, 2007.

(13)  Availability under the Express Courier credit facility totals $1,500,000.  Borrowings of $900,000 were outstanding at September 30, 2007.

(14)  Availability under the Heartland credit facility totals $500,000.  Borrowings of $9,856 were outstanding at September 30, 2007.

(15)  Availability under the International Junior Golf credit facility totals $1,000,000.  Borrowings of $500,000 were outstanding at September 30, 2007.

(16)  Availability under the It’s Just Lunch revolving credit facility totals $750,000, borrowings of $550,000 were outstanding at September 30, 2007.  The company may borrow an additional $1,750,000 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval, borrowings of $500,000 were outstanding at September 30, 2007.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
INVESTMENT INCOME
Interest income — investments	$11,138,978	$7,898,600
Interest income — cash and cash equivalents	144,485	37,269
Interest income — notes receivable from employees	118,176	138,191
Prepayment fees and other income	—	159,658
Total investment income	11,401,639	8,233,718

EXPENSES
Interest expense	2,356,315	1,120,257
Loan servicing fee (Refer to Note 4)	1,381,307	719,152
Base management fee (Refer to Note 4)	577,920	476,849
Incentive fee (Refer to Note 4)	1,460,657	1,148,483
Administration fee (Refer to Note 4)	211,675	126,085
Professional fees	129,253	110,920
Amortization of deferred financing fees	73,799	58,300
Stockholder related costs	119,769	63,728
Directors fees	54,250	54,250
Insurance expense	54,213	62,694
Other expenses	65,131	88,485
Expenses before credit from Adviser	6,484,289	4,029,203

Credit to base management and incentive fees from Adviser (Refer to Note 4)	(2,385,935)	(958,411)
Total expenses net of credit to base management and incentive fees	4,098,354	3,070,792

NET INVESTMENT INCOME	7,303,285	5,162,926

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investments	—	2,314
Realized gain on settlement of derivative	5,606	12,554
Unrealized depreciation on derivative	(10,553)	(9,812)
Net unrealized depreciation on investments	(5,397,841)	(1,004,379)
Net loss on investments	(5,402,788)	(999,323)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,900,497	$4,163,603

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.11	$0.34

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	16,953,703	12,294,340

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Operations:
Net investment income	$7,303,285	$5,162,926
Net realized gain on sale of investments	—	2,314
Realized gain on settlement of derivative	5,606	12,554
Unrealized depreciation on derivative	(10,553)	(9,812)
Net unrealized depreciation on investments	(5,397,841)	(1,004,379)
Net increase in net assets from operations	1,900,497	4,163,603

Capital transactions:
Issuance of common stock under shelf offering	50,801,250	—
Distributions from net investment income	(7,355,281)	(5,162,927)
Repayment of principal on employee notes	6,326	152
Shelf offering costs	(279,340)	—
Stock surrendered in settlement of withholding tax	—	(1,488,193)
Increase (decrease) in net assets from capital share transactions	43,172,955	(6,650,968)

Total increase (decrease) in net assets	45,073,452	(2,487,365)
Net assets at beginning of year	220,958,735	172,570,487
Net assets at end of period	$266,032,187	$170,083,122

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$1,900,497	$4,163,603
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(73,340,781)	(52,311,008)
Principal repayments on investments	4,046,711	23,967,229
Net amortization of premiums and discounts	92,666	9,181
Amortization of deferred financing fees	73,799	58,300
Unrealized depreciation on derivative	10,553	9,812
Change in net unrealized depreciation on investments	5,397,841	1,004,379
Decrease (increase) in interest receivable	174,338	(530,270)
Increase in funds due from custodian	(1,585,801)	(297,409)
Increase in prepaid assets	(68,540)	(53,686)
Decrease (increase) in other assets	66,143	(5,572)
Increase in accounts payable	1,244	6,859
Increase in interest payable	7,821	111,075
Decrease in accrued expenses and deferred liabilities	(52,708)	(118,189)
(Decrease) increase in fees due to affiliate	(697,463)	608,743
(Decrease) increase in administration fee due to Gladstone Administration	(25,835)	126,085
Increase in funds held in escrow	157,268	47
Increase in investment balance due to payment in kind interest	(9,597)	—
Net cash used in operating activities	(63,851,844)	(23,250,821)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common shares	50,801,250	—
Borrowings from the line of credit	75,000,000	69,900,000
Repayments on the line of credit	(57,609,000)	(34,707,000)
Distributions paid	(7,355,281)	(5,162,927)
Receipt of principal on notes receivable - employees	6,326	152
Deferred financing fees	(19,820)	(26,275)
Shelf offering costs	(279,340)	—
Withholding tax obligation settlement	—	(1,488,193)
Net cash provided by financing activities	60,544,135	28,515,757

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(3,307,709)	5,264,936
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,838,658	731,744
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,530,949	$5,996,680

CASH PAID DURING PERIOD FOR INTEREST	$2,348,495	$1,009,182

(1) Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Per Share Data (1)
Net asset value at beginning of period	$14.97	$14.02
Income from investment operations:
Net investment income (2)	0.43	0.42
Net unrealized depreciation on investments (2)	(0.32)	(0.08)
Total from investment operations	0.11	0.34
Less distributions:
Distributions to stockholders	(0.42)	(0.42)
Total distributions	(0.42)	(0.42)
Issuance of common stock under shelf offering	0.44	—
Offering costs	(0.02)	—
Dilutive effect of share issuance	—	(0.06)
Net asset value at end of period	$15.08	$13.88

Per share market value at beginning of period	$19.52	$22.01
Per share market value at end of period	17.01	23.86
Total return (3)(4)	-10.86%	10.31%
Shares outstanding at end of period	17,637,574	12,249,683

Ratios/Supplemental Data
Net assets at end of period	$266,032,187	$173,083,122
Average net assets (5)	$265,360,346	$170,331,785
Ratio of expenses to average net assets-annualized (6)	9.77%	9.28%
Ratio of net expenses to average net assets-annualized (7)	6.18%	7.21%
Ratio of net investment income to average net assets-annualized	11.01%	12.12%

(1)                  Based on actual shares outstanding at the end of the corresponding period.

(2)                  Based on weighted average basic per share data.

(3)                  Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account dividends that may be characterized as a return of capital. For further information on estimated character of our dividends please refer to Note 9.

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

DECEMBER 31, 2007

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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of holding the Company’s portfolio of loan investments.  Gladstone Capital Advisers, Inc. is also a wholly-owned subsidiary.

Gladstone SSBIC Corporation (“Gladstone SSBIC”), a wholly-owned subsidiary of the Company, was established on November 21, 2006 for the purpose of holding a license to operate as a Specialized Small Business Investment Company.  Gladstone SSBIC acquired this license in February 2007.  This will enable the Company, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies.  Currently, Gladstone SSBIC holds a U.S. Treasury Bill that it purchased with proceeds from the Company’s initial stock purchase in Gladstone SSBIC of approximately $2.5 million.

The financial statements of the subsidiaries are consolidated with those of the Company.

The Company is externally managed by Gladstone Management Corporation (the “Adviser”), an unconsolidated affiliate of the Company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on December 3, 2007.

Consolidation

Under Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company.

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

Cash and Cash Equivalents

The company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents.  Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include commercial paper and money-market funds.  All of the Company’s cash at December 31, 2007 was deposited with three financial institutions, and the Company’s balances exceed federally insurable limits.  The Company seeks to mitigate this risk by depositing funds with major financial institutions. Cash and cash equivalents are carried at cost which approximates fair value as of December 31, 2007 and September 30, 2007.

Classification of Investments

The 1940 Act requires classification of the Company’s investments by its respective level of control.  As defined in the 1940 Act, “Control Investments” are investments in those portfolio companies that the Company is deemed to “Control.”  “Affiliate Investments” are investments in those portfolio companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments.  “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.  In general, the 1940 Act prescribes that the Company has control over a portfolio company if it owns greater than 25% of the voting securities of the portfolio company.  The Company is deemed to be an affiliate of a portfolio company if it owns between 5% and 25% of the voting securities of such portfolio company or has one or more seats on the affiliated company’s board of directors.  However, if the Company holds 50% or more contractual representation on a portfolio company’s board of directors, the Company will be deemed to have control over the portfolio company.

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Securities for which a limited market exists, such as certain participations in syndicated loans, are valued at the indicative bid price on or near the valuation date from the respective originating syndication agent’s trading desk. Debt and equity securities that are not publicly traded, or for which a limited market does not exist, are valued at fair value based on the Company’s valuation policy. The Company’s Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.

The procedures for the determination of the fair value of the Company’s debt securities that that are not publicly traded and that are issued to portfolio companies where the Company has no equity, or equity-like securities, rely on the opinions of value submitted to it by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  At December 31, 2007, two Non-Control/Non-Affiliate investments were on non-accrual with an aggregate cost basis of approximately $9.0 million, or about 2% of the cost basis of all investments in the Company’s portfolio as compared to September 30, 2007, in which one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.2 million at September 30, 2007, or less than 1% of the cost basis of all investments in the Company’s portfolio.  Conditional interest, or a success fee, is recorded upon full repayment of a loan investment.

Paid in Kind Interest

The Company seeks to avoid PIK interest, however, the Company has one loan in its portfolio that contains a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in Note 9), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. The Company recorded PIK interest income for the three months ended December 31, 2007 of $13,926 in interest from investments on the consolidated statement of operations. There were no PIK loans in the Company’s portfolio during the three months ended December 31, 2006.

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

The Adviser receives fees for other services it provides to the Company’s portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment.  The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Effective April 1, 2007, when the Adviser receives fees for these services, 50% of certain of those fees are voluntarily credited against the base management fee that the Company pays to its Adviser.  Prior to April 1, 2007, 100% of such fees were credited against the base management fee.

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

Deferred Finance Costs

Costs associated with the Company’s line of credit facility with Deutsche Bank AG are deferred and amortized over the life of the credit facility, generally for a period of one year.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company adopted this Interpretation on October 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Dividends

Distributions to stockholders are recorded on the record date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a dividend to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a dividend is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company may retain long-term capital gains, if any, and not pay them out as dividends.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, SAB 109 revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which  supersedes  SAB  105,  “Application  of  Accounting  Principles  to  Loan Commitments”, requires  the  expected  net  future  cash  flows  related to the associated  servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008.  The Company is required to adopt SFAS No. 141 (R) on October 1, 2009 and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008.  The Company is required to adopt SFAS No. 160 on October 1, 2009 and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

NOTE 3. INVESTMENTS

Non-Control/Non-Affiliate Investments

At December 31, 2007 and September 30, 2007, the Company held investments in Non-Control/Non-Affiliate of approximately $423.9 million and $354.8 million, at cost, respectively.

Control Investments

At December 31, 2007, the Company had one control investment in BERTL, Inc. (“BERTL”).  The Company originally purchased a past due debt instrument in MCA Communications LLC, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL’s obligations under the debt instrument on September 28, 2007.  BERTL is a web-based evaluator of digital imaging products.  The investment in BERTL consists of a line of credit facility with a cost basis and fair value of $613,313 and also common stock with a cost basis of $423,548 and a fair value of $332,115.  The Company’s investment in BERTL’s common stock had a cost basis and fair value of $923,548 at September 30, 2007.

Investments at fair value consisted of the following industry classifications as of December 31, 2007 and September 30, 2007:

	December 31, 2007			September 30, 2007
		Percentage of			Percentage of
		Total	Net		Total	Net
Industry Classification	Fair Value	Investments	Assets	Fair Value	Investments	Assets

Aerospace & Defense	$4,627,453	1.1%	1.7%	$4,615,750	1.3%	2.1%
Automobile	6,008,750	1.5%	2.3%	6,245,938	1.8%	2.8%
Broadcast (TV & Radio)	51,077,578	12.4%	19.2%	41,934,377	12.0%	19.0%
Buildings and Real Estate	14,500,000	3.5%	5.5%	—	—	—
Cargo Transport	15,585,791	3.8%	5.9%	15,685,197	4.5%	7.1%
Chemicals, Plastics & Rubber	28,505,514	6.9%	10.7%	25,110,192	7.2%	11.4%
Diversified/Conglomerate Manufacturing	3,795,450	0.9%	1.4%	3,710,700	1.1%	1.7%
Electronics	30,908,487	7.5%	11.6%	31,351,318	9.0%	14.2%
Farming & Agriculture	11,549,864	2.8%	4.3%	11,537,833	3.3%	5.2%
Finance	2,420,375	0.6%	0.9%	2,460,125	0.7%	1.1%
Healthcare, Education & Childcare	63,800,564	15.3%	24.0%	36,927,299	10.5%	16.7%
Home & Office Furnishings	16,656,063	4.0%	6.3%	17,057,109	4.9%	7.7%
Leisure, amusement, movies & entertainment	8,793,063	2.1%	3.3%	9,508,750	2.7%	4.3%
Machinery	9,871,850	2.4%	3.7%	9,883,350	2.8%	4.5%
Mining, Steel, Iron & Non-precious Metals	26,981,688	6.5%	10.1%	27,057,277	7.7%	12.2%
Personal & Non-durable Consumer Products	8,831,925	2.1%	3.3%	8,977,500	2.6%	4.1%
Printing & Publishing	74,561,253	18.0%	28.0%	72,190,583	20.6%	32.7%
Retail Stores	24,700,000	6.0%	9.3%	14,986,500	4.3%	6.8%
Textiles & Leather	10,482,022	2.6%	3.9%	10,604,732	3.0%	4.8%
Total	$413,657,690	100.0%		$349,844,530	100.0%

The investments at fair value were included in the following geographic regions of the United States at December 31, 2007 and September 30, 2007:

	December 31, 2007			September 30, 2007
		Percentage of			Percentage of
		Total	Net		Total	Net
Geographic Region	Fair Value	Investments	Assets	Fair Value	Investments	Assets

Midwest	$214,799,373	51.9%	80.7%	$152,927,681	43.7%	69.2%
West	69,814,760	16.9%	26.2%	70,842,472	20.2%	32.1%
Mid-Atlantic	56,751,553	13.7%	21.3%	56,865,802	16.3%	25.7%
Southeast	48,711,624	11.8%	18.3%	44,488,416	12.7%	20.1%
Northeast	16,462,800	4.0%	6.2%	17,331,801	5.0%	7.8%
US Territory	7,117,580	1.7%	2.7%	7,388,358	2.1%	3.3%
	$413,657,690	100.0%		$349,844,530	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies.  A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended September 30,	Amount

2008	$18,231,989
2009	28,519,183
2010	39,747,593
2011	103,631,619
2012	94,196,096
Thereafter	139,865,373
Total Contractual Repayments	$424,191,853

Investments in Equity Securities	$778,347
Total	$424,970,200

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”), which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three months ended December 31, 2007 or December 31, 2006 and the Company received $6,326 and $152 of principal repayments during the three months ended December 31, 2007 and December 31, 2006, respectively.  The Company recognized interest income from all employee stock option loans of $118,176, for the three months ended December 31, 2007, as compared to $138,191 for the three months ended December 31, 2006.

Investment Advisory and Management and Administration Agreements

The Company is externally managed by the Adviser, which is controlled by our chairman and chief executive officer, under a contractual investment advisory agreement.  On October 1, 2006, the Company entered into the investment advisory agreement (the “Advisory Agreement”).

Terms of the Advisory Agreement

Under the Advisory Agreement, the Company pays the Adviser an annual base management fee of 2% of its average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters and also consists of a two-part incentive fee.

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in its portfolio.

The Adviser’s board of directors voluntarily waived, for the three months ended December 31, 2007 and December 31, 2006, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived the entire incentive fee for the three months ended December 31, 2007 and a portion of the incentive fee due for the three months ended December 31, 2006.

In addition to the base management and incentive fees under the Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies are credited against the investment advisory fee.  Effective April 1, 2007, 50% of certain of the fees received by the Adviser are voluntarily credited against the base management fee.  In addition, the Company will continue to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

For the three months ended December 31, 2007, the Company recorded a base management fee of $577,920, after reductions for loan servicing fees paid to the Adviser of $1,381,307, less a credit of $821,838 for fees received by the Adviser and a $103,440 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $347,358. For the three months ended December 31, 2006, the Company recorded a base management fee of $476,849, after reductions for loan servicing fees paid to the Adviser of $719,152, less a credit of $311,000 for fees received by the Adviser and a $78,417 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee of $87,432 for the three months ended December 31, 2006.  The Company also recorded a gross incentive fee of $1,460,657, offset by a credit from a full voluntary waiver issued by the Adviser’s board of directors of $1,460,657, for the three months ended December 31, 2007, as compared to a gross incentive fee of $1,148,483, offset by a credit from a voluntary waiver issued by the Adviser’s board of directors of $568,944, for a net incentive fee of $579,489, for the three months ended December 31, 2006.  As of December 31, 2007, the Company was owed $347,358 of base management fee credits due from the Adviser, presented in the net fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  The credits to the base management fee and incentive fee are reflected on the consolidated statement of operations as credits to base management and incentive fees.  Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2% base management fee under the Advisory Agreement.  Effective in April 2006, the Adviser’s board of directors voluntarily reduced the annual servicing fee rate on these loans to 0.5%. For the three months ended December 31, 2007 and 2006, these loan servicing fees totaled $1,381,307 and $719,152, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item base management fee in the consolidated statements of operations.  At December 31, 2007, the Company owed $358,402 of unpaid loan servicing fees to the Adviser, which are netted and recorded in fees due to Adviser.  At September 30, 2007, the Company owed $267,427 in loan servicing fees to the Adviser, recorded in fees due to Adviser in the consolidated statements of assets and liabilities.  Under the Advisory Agreement, the Adviser also provides managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance services.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  The Company recorded an administration fee of $211,675 and $126,085, respectively, for the three months ended December 31, 2007 and December 31, 2006. As of December 31, 2007 and September 30, 2007, $211,675 and $237,510, respectively, was unpaid and included in the administration fee due to Administrator in the accompanying consolidated statements of assets and liabilities.

NOTE 5. LINE OF CREDIT

Through Business Loan, the Company has a $220 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledges the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period.  Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances.  The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate, plus 1.0%. The DB Facility matures on May 23, 2008.  As of December 31, 2007, the outstanding principal balance under the DB Facility was $161,831,000 at a stated interest rate of approximately 5.36%, plus a 0.95% program fee.  Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2007, the remaining borrowing capacity available under the DB Facility was approximately $58.2 million.  The weighted average borrowings outstanding under the DB Facility for the three months ended December 31, 2007 and 2006 were $145.4 million and $64.3 million, respectively, at a weighted average annual interest cost of 6.68% and 7.33%, respectively, which was computed by using the annual stated interest rate plus commitment and other fees plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2007, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At December 31, 2007, the amount due from custodian was $4,816,186 and at September 30, 2007, the amount due from custodian was $3,230,385.

The Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $100 million and 75% of equity issuances after May 2003 and maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2007, the Company was in compliance with all covenants under the performance guaranty.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $5.7 million and it has a current fair market value of $1,761 which is recorded in other assets on the Company’s consolidated balance sheet at December 31, 2007.  At September 30, 2007, the interest rate cap agreement had a fair market value of $12,314.  The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the three months ended December 31, 2007, the Company recorded $5,606, as compared to $12,554 for the three months ended December 31, 2006, of income from the interest rate cap agreement, recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.

NOTE 7.  COMMON STOCK TRANSACTIONS

At December 31, 2006 and December 31, 2007, 50,000,000 shares of $0.001 par value common stock were authorized and 12,249,683 and 17,637,574 shares were outstanding, respectively.

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2006	12,305,008	$12,305
Issuance of Common Stock Under Stock Option Plan	5,000	5
Shares surrendered for settlement of withholding tax	(60,325)	(60)
Balance at December 31, 2006	12,249,683	$12,250

Balance at September 30, 2007	14,762,574	$14,763
Issuance of Common Stock Under Shelf Offering	2,875,000	2,875
Balance at December 31, 2007	17,637,574	$17,638

Offerings of Common Stock

On October 19, 2007, the Company completed an offering of 2,500,000 shares of its common stock, at a price of $18.70 per share, less an underwriter’s discount of $1.03 per share, under a shelf registration statement on Form N-2 (File No. 333-143027), and pursuant to the terms set forth in a prospectus dated July 5, 2007, as supplemented by a final prospectus supplement dated October 15, 2007. The underwriter exercised its over-allotment option and the Company closed on an additional 375,000 shares of common stock on November 19, 2007  Net proceeds of the offering, after offering expenses, were approximately $50.5 million and were used to repay outstanding borrowings under the Company’s line of credit.

NOTE 8. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three months ended December 31, 2007 and December 31, 2006:

	Three Months Ended December 31,
	2007	2006

Numerator for basic and diluted net increase in net assets resulting from operations per share	$1,900,497	$4,163,603

Denominator for basic and diluted shares	16,953,703	12,294,340

Basic and diluted net increase in net assets resulting from operations per share	$0.11	$0.34

NOTE 9. DIVIDENDS

Dividends and Distributions

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year.  Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company may decide to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The following table lists the per share dividends paid for the three months ended December 31, 2007 and 2006:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2008	December 20, 2007	December 31, 2007	$0.14
	November 21, 2007	November 30, 2007	$0.14
	October 23, 2007	October 31, 2007	$0.14
		Total	$0.42

2007	December 20, 2006	December 29, 2006	$0.14
	November 21, 2006	November 30, 2006	$0.14
	October 23, 2006	October 31, 2006	$0.14
		Total	$0.42

Section 19(a) Disclosure

The Company’s Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act.  On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company's Legal Notice System (“LENS”) and also sends to its registered stockholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be paid from any other source other than net investment income.  The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records of the Company are finalized for the calendar year.  Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount.  Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended December 31, 2007:

Month Ended	Ordinary Income	Return of Capital	Total Dividend

December 31, 2007	$0.096	$0.044	$0.140
November 30, 2007	0.140	—	0.140
October 31, 2007	0.140	—	0.140

Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital.  Subsequent to the quarter ended December 31, 2007, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend

December 31, 2007	$0.125	$0.015	$0.140
November 30, 2007	0.137	0.003	0.140
October 31, 2007	0.140	—	0.140

For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend

March 31, 2008	$0.114	$0.026	$0.140
February 29, 2008	0.140	—	0.140
January 31, 2008	0.140	—	0.140

NOTE 10. CONTRACTUAL OBLIGATIONS

As of December 31, 2007, the Company was a party to signed and non-binding term sheets for five loan originations for an aggregate of $45.4 million.  The Company expects to fund these potential investments as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	$45,400,000	45,400,000	—	—	—
Total	$45,400,000	$45,400,000	$—	$—	$—

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

As of February 1, 2008, the Company funded $13.9 million out of the above mentioned investments.

NOTE 11. SUBSEQUENT EVENTS

Dividends

In January 2008, the Company’s Board of Directors declared the following monthly cash dividends:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2008	January 23, 2008	January 31, 2008	$0.14
	February 21, 2008	February 29, 2008	$0.14
	March 21, 2008	March 31, 2008	$0.14

Investment Activity

Subsequent to December 31, 2007, the Company funded one investment for an aggregate amount of $13.9 million and also approximately $0.7 million of revolver draws to existing portfolio companies.  The Company also received approximately $0.7 million of scheduled loan repayments.

On January 30, 2008, the Company offered at public sale certain assets of U.S. Healthcare Communications, LLC consisting generally of all the fixtures and all tangible and intangible personal property.  The Company acquired these assets in the sale, through a newly formed subsidiary, and will continue the business of U.S. Healthcare Communications, LLC under its control.

Offerings of Common Stock

On February 5, 2008, the Company completed an offering of 3,000,000 shares of its common stock, at a price of $17.00 per share, less underwriters’ discounts of $0.935 per share, under a shelf registration statement on Form N-2 (File No. 333-143027), and pursuant to the terms set forth in a prospectus dated January 23, 2008, as supplemented by a final prospectus supplement dated January 30, 2008.  Net proceeds of the offering, after deducting underwriting discounts and estimated offering expenses, were approximately $47.8 million, all of which were used to repay a portion of the Company’s outstanding borrowings under the line of credit.  The underwriters have been granted an option, exercisable for 30 days, to purchase up to 450,000 additional shares of common stock to cover over-allotments, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance or maintain our credit facility on terms reasonably acceptable to us, if at all, in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” of the Prospectus dated January 23, 2008 as filed with the Securities and Exchange Commission on January 23, 2008. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended September 30, 2007.

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

We seek out small and medium-sized businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

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

Our Adviser receives fees for other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon closing of the investment. The services our Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are voluntarily credited against the base management fee that we pay to our Adviser.

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

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions including, but not limited to, the satisfactory completion of our due diligence investigations of the potential borrower’s business, reaching agreement on the legal documentation for the loan, and the receipt of all necessary consents. Upon execution of the non-binding term sheet, the potential borrower generally pays the Adviser a non-refundable fee for its services rendered through the date of the non-binding term sheet. These fees are received by the Adviser and are offset against the base management fee payable to the Adviser, which has the effect of reducing our expenses to the extent of any such fees received by the Adviser.

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

During the three months ended December 31, 2007, we extended, directly or through participations, approximately $58.0 million of new loan originations, including a common equity warrant, to a total of 5 companies and also increased our investments in existing portfolio companies through revolver draws or the additions of new term notes in the aggregate of $15.3 million, for total new investments of $73.3 million. During the three months ended December 31, 2007, no investments repaid in full, however, we experienced contractual amortization, revolver repayments and some unscheduled partial repayments, for total principal repayments of approximately $4.0 million.  Since our initial public offering in August 2001, we have made 241 different loans to, or investments in, 125 companies for a total of approximately $845.2 million, before giving effect to principal repayments on investments and divestitures.

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

We have been externally managed by our Adviser pursuant to an investment advisory and management agreement. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas and Washington.

Investment Advisory and Management Agreement

The Company is externally managed by the Adviser pursuant to an investment advisory and management agreement (the “Advisory Agreement”), under which our Adviser has directly employed all of our personnel and paid our payroll, benefits, and general expenses directly and we pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

Under the Advisory Agreement, we pay the Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters and also consists of a two-part incentive fee.

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

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

The Adviser’s board of directors voluntarily waived, for the three months ended December 31, 2007 and December 31, 2006, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived the entire fee and a portion of the incentive fees due, respectively in the periods.

The Adviser services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan, LLC (“Business Loan”) in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility.  Effective in April 2006, the Adviser’s board of directors voted to reduce the portion of the 1.5% annual fee to 0.5% for senior syndicated loans.  This fee directly reduces the amount of fee payable under the Advisory Agreement.

In addition to the base management and incentive fees under the Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies are credited against the investment advisory fee.  Effective April 1, 2007, 50% of certain of the fees received by the Adviser are voluntarily credited against the base management fee.  In addition, the Company will continue to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

Administration Agreement

Under the administration agreement we have with our Administrator (the “Administration Agreement”), we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K as of December 31, 2007.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. We adopted this Interpretation on October 1, 2007. The adoption did not have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This pronouncement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We will be required to adopt SFAS No. 159 on October 1, 2008 and are currently evaluating the potential impact of this pronouncement on the consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, SAB 109 revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which  supersedes  SAB  105,  “Application  of  Accounting  Principles  to  Loan Commitments”, requires  the  expected  net  future  cash  flows  related to the associated  servicing of the loan be included in the measurement of all written loan commitments that are accounting for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. We are currently evaluating the impact of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008.  We will be required to adopt SFAS No. 141(R) on October 1, 2009 and are currently evaluating the impact of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We will be required to adopt SFAS No. 160 on October 1, 2009 and are currently evaluating the impact of this pronouncement on the consolidated financial statements.

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

General Valuation Policy: Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists, are valued at the indicative bid price offered by the respective originating syndication agent’s desk on or near the valuation date.

Debt and equity securities that are not publicly traded and for which a limited market does not exist are valued at fair value as determined in good faith by or under the direction of our Board of Directors. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes PIK interest, if any. We then apply the methods set out below in “—Valuation Methods.” Members of our Adviser’s portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

At December 31, 2007, we engaged Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) to submit opinions of value for our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities. In addition, securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have not been rated by a nationally recognized statistical rating organization (“NRSRO”) (such as certain participations in syndicated loans) are also submitted to SPSE for opinions of value, along with the indicative bid price offered by the syndication agent’s desk on or near the valuation date. We submit non-NRSRO rated securities to SPSE as part of our Board’s further consideration of whether market quotations are readily available, valid and reliable and, if there are discrepancies between the indicative bid price offered by the syndication agent’s desk and the opinion of value from SPSE, we determine whether it is more appropriate for the alternative method of valuation prescribed by the 1940 Act—fair value as determined in good faith by the Board of Directors—to be implemented. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some debt securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. We may also submit PIK interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (including the information described under “—Credit Information,” the risk ratings of the loans described under “—Loan Grading and Risk Rating” and the factors described under “—Valuation Methods”), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Consolidated Schedule of Investments as of December 31, 2007 and September 30, 2007, included in our consolidated financial statements.

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

Credit Information:  Our Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and our Adviser participate in the periodic board meetings of our portfolio companies in which we hold control investments and also require them to provide annual audited and monthly unaudited financial statements. Using these statements and board discussions, our Adviser calculates and evaluates the credit statistics.

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

(a) The default rates set forth are for a ten year term debt security.  If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At December 31, 2007, two investments were on non-accrual and one investment was on non-accrual at September 30, 2007.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2007 and September 30, 2007, representing approximately 82% and 79%, respectively, of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2007	Sept. 30, 2007
Average	7.3	7.3
Weighted Average	7.0	7.1
Highest	9.0	9.0
Lowest	5.0	4.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at December 31, 2007 and September 30, 2007, representing approximately 4% of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2007	Sept. 30, 2007
Average	6.3	6.0
Weighted Average	6.1	6.0
Highest	7.0	6.0
Lowest	6.0	6.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2007 and September 30, 2007, representing approximately 14% and 17%, respectively, of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2007	Sept. 30, 2007
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	B/B3	B/B3
Lowest	CCC/Caa2	CCC/Caa2

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as certain participations in syndicated loans, at the indicative bid price offered by the respective originating syndication agent’s trading desk on or near the valuation date. At December 31, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 29 debt securities in our portfolio.  At September 30, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 28 debt securities in our portfolio.

Debt securities that are issued by portfolio companies where we have an equity, or equity-like interest that are not publicly traded and for which there is no market are valued at cost, if there is adequate total enterprise value determined when valuing our equity holdings in the borrower. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

For securities that are not publicly traded and that are issued by portfolio companies for which there is no market, we determine the value of the security as if we currently intended to sell the security and consider some or all of the following factors:

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

We value convertible debt, equity, success or exit fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust. At December 31, 2007 and September 30, 2007, there was no market for any of the equity securities we owned. To value convertible debt, equity, success or exit fees or other equity-like securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques also include discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales to third parties in comparable transactions, or a review of similar companies that are publicly traded and the market multiple of their equity securities. In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. At December 31, 2007 and September 30, 2007, we had $778,347 and $1,069,672, respectively, invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $424,191,853 and $354,689,528, respectively.

At December 31, 2007, we had total unrealized depreciation of $14,589,062, which was mainly comprised of unrealized depreciation of $1,982,250, on the aggregate of our investments in LocalTel, Inc., unrealized depreciation of $1,833,600, on the aggregate of our investments in Greatwide Logistics Services, Inc., and unrealized deprecation of $1,750,000 on our senior subordinated term debt investment in Visual Edge Technology, Inc.  Unrealized appreciation of $3,276,551 was primarily composed of unrealized appreciation of $2,997,551 on our warrants in Finn Corporation.  In the aggregate, we recorded net unrealized depreciation of $11,312,511 on our total investment portfolio as of December 31, 2007.

At September 30, 2007, we had total unrealized depreciation of $9,107,156, which was mainly comprised of unrealized depreciation of $1,425,000 on our senior subordinated term debt investment in Visual Edge Technology, Inc., unrealized depreciation of $1,236,100 on the aggregate of our investments in Greatwide Logistics Services, Inc., unrealized depreciation of $1,180,713, on the aggregate of our investments in LocalTel, Inc. and unrealized depreciation of $456,750 on our senior term debt investment in It’s Just Lunch International, LLC.  Unrealized appreciation of $3,192,486 was primarily composed of unrealized appreciation of $2,968,333 on our warrants in Finn Corporation.  In the aggregate, we recorded net unrealized depreciation of $5,914,670 on our total investment portfolio as of September 30, 2007.

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

Our Adviser receives fees for the other services it provides to our portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides to our portfolio companies vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Effective April 1, 2007, when our Adviser receives fees for these services, 50% of certain of those fees are voluntarily credited against the base management fee that we pay to our Adviser, whereas prior to such date fees were 100% credited.  Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

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

Comparison of the Three Months Ended December 31, 2007 to the Three Months Ended December 31, 2006

Investment Income

Investment income for the three months ended December 31, 2007 was $11,401,639, as compared to $8,233,718 for the three months ended December 31, 2006.

Interest income from our investments in debt securities of private companies was $11,138,978 for the three months ended December 31, 2007, as compared with $7,898,600 for the three months ended December 31, 2006.  This increase was based on the overall growth in the cost basis of investments, which exclude equity, with an average cost basis of approximately $389.4 million for the three months ended December 31, 2007, as compare to an average cost basis of $230.3 million for the three months ended December 31, 2006.  During the three months ended December 31, 2007, we received a success fee of $346,000, as compared to the same period of the prior year, which contained a success fee of $1,200,000.

The annualized weighted average yield on our portfolio for the three months ended December 31, 2007 was 11.0%. The annualized weighted average yield on our portfolio for the three months ended December 31, 2006 was 13.7%.  The decline in the portfolio yield is due to two investments being on non-accrual during the three months ended December 31, 2007 and none in the prior year period.

Interest income from invested cash and cash equivalents for the three months ended December 31, 2007 was $144,485, as compared to $37,269 for the three months ended December 31, 2006. Interest income increased from the prior year due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

For the three months ended December 31, 2007 and December 31, 2006, we recorded $118,176 and $138,191, respectively, in interest income from loans to our employees in connection with the exercise of employee stock options.  The decrease is due to the cancellation in full of one employee loan during the fourth quarter of the prior fiscal year.

For the three months ended December 31, 2007, we did not record any prepayment fees or other income, as compared to $159,658 for the three months ended December 31, 2006.  The income for the prior year period consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary waivers to the base management and incentive fees, for the three months ended December 31, 2007 were $4,098,354, as compared to $3,070,792 for the three months ended December 31, 2006. Operating expenses for the three months ended December 31, 2007 reflected a significant increase in interest expense, loan servicing fees, and administration fees.

Interest expense for the three months ended December 31, 2007 was $2,356,315, as compared to $1,120,257 for the three months ended December 31, 2006.  This increase is primarily a result of increased borrowings under our line of credit during the three months ended December 31, 2007, which borrowings were partially used to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Loan servicing fees of $1,381,307 were incurred for the three months ended December 31, 2007, as compared to $719,152 for the three months ended December 31, 2006.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.  The average size of our investment portfolio, excluding equity investments and control investments, was approximately $377.6 million for the three months ended December 31, 2007 as compared to approximately $230.6 million for the three months ended December 31, 2006.  These fees were reduced against the amount of the base management fee due to our Adviser.

For the three months ended December 31, 2007, we incurred a base management fee of $577,920 , after reductions for loan servicing fees received by our Adviser of $1,381,307, less credits for fees received by our Adviser of $821,838 and a $103,440 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee credit of $347,358 as compared to the three months ended December 31, 2006, in which we incurred a base management fee of $476,819 after reductions for loan servicing fees received by our Adviser of $719,152, less credits for fees received by our Adviser of $311,000 and a $78,417 fee reduction for the waiver of the 2% fee on senior syndicated loans to 0.5%, for a net base management fee of $87,432. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement.”  Effective April 1, 2007, the board of our

Adviser reduced the amount of voluntary credit for fees received by our Adviser from 100% of the fees received to 50% of the fees received, therefore the three months ended December 31, 2007 reflects the reduced credit for fees received by our Adviser. The gross base management fee before the reduction for loan servicing fees for the three months ended December 31, 2007 and December 31, 2006, was $1,959,227 and $1,196,001, respectively, increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year.

We recorded a gross incentive fee of $1,460,657, which was reduced by a voluntary waiver issued by our Adviser’s board of directors of $1,460,657, which resulted in no incentive fee, as compared to a gross incentive fee of $1,148,483, which was reduced by a voluntary waiver issued by our Adviser’s board of directors of $568,944, which resulted in a net incentive fee of $579,489 for the three month ended December 31, 2006

We incurred an administration fee of $211,675 for the three months ended December 31, 2007 as compared to $126,085 for the three months ended December 31, 2006. The increase is due to the addition of internal counsel in the administration staff.

Professional fees, consisting primarily of legal and audit fees, for the three months ended December 31, 2007 were $129,253, as compared to $110,920 for the three months ended December 31, 2006.  The increase is due to the recording of audit accruals and non reimbursable legal fees.

Amortization of deferred financing costs, in connection with our line of credit, was $73,799 for the three months ended December 31, 2007 and $58,300 for the three months ended December 31, 2006.  The increase is due to the amortization of additional fees incurred with our line of credit which were not in place during the prior year period.

Stockholder related costs for the three months ended December 31, 2007 were $119,769, as compared to $63,728 for the three months ended December 31, 2006.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, SEC filing fees, and the production of our annual report.  These fees increased during the three months ended December 31, 2007 due the increase over the prior year of the size and quantity of our annual report and additional filing fees as compared to the prior year.

Directors’ fees were $54,250 for the three months ended December 31, 2007 and 2006 and consisted of amortization of their annual stipend and meeting stipends.

Insurance expense for the three months ended December 31, 2007 was $54,213, as compared to $62,694 for the three months ended December 31, 2006. The decrease was primarily the result of a decrease of our directors and officers insurance policy premiums.

Other expenses were $65,131 for the three months ended December 31, 2007, as compared to $88,485 for the three months ended December 31, 2006.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized Gain on Sale of Investments

During the three months ended December 31, 2007, we were not repaid in full on any investments and therefore did not realize any gains or losses, as compared to a realized net gain of $2,314 from the sale of a syndicate loan investment in the three months ended December 31, 2006.

Realized Gain on Settlement of Derivative

During the three months ended December 31, 2007, we received interest rate cap agreement payments of $5,606 as a result of the one month LIBOR having a downward trend, as opposed to an increasing trend in the three months ended December 31, 2006 in which we received payments of $12,554.  We receive payments when the one month LIBOR is over 5% and continues to grow month over month, not when the one month LIBOR decreases.

Net Unrealized Depreciation on Derivative

During the three months ended December 31, 2007, we recorded net unrealized depreciation of $10,553 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of $9,812 during the three months ended December 31, 2006.

Net Unrealized Depreciation on Investments

For the three months ended December 31, 2007, we recorded net unrealized depreciation on investments of $5,397,841, as compared to net unrealized depreciation of $1,004,379, for the three months ended December 31, 2006.  The unrealized depreciation is mainly attributable to the decrease in fair value on our portfolio, most notably in the following investments:  LocalTel, Inc., Greatwide Logistics Services, Inc., Visual Edge Technology, Inc., U.S. Healthcare Communications, LLC, and Westlake Hardware, Inc.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $1,900,497 for the three months ended December 31, 2007.  Based on a weighted-average of 16,953,703 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended December 31, 2007 was $0.11, basic and diluted.

For the three months ended December 31, 2006, we realized a net increase in net assets resulting from operations of $4,163,603.  Based on a weighted-average of 12,294,340 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended December 31, 2006 was $0.34 basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

At December 31, 2007, we had investments in debt securities of, or loans to, 61 private companies, totaling approximately $425.0 million (cost basis) of total assets.

During the three months ended December 31, 2007 and December 31, 2006, the following investment activity occurred:

			Net Gain/(Loss)
Quarter Ended	New Investments	Principal Repayments	on Disposal

December 31, 2007	$73,340,781	$4,046,711	$—

December 31, 2006	$52,311,008	$23,967,229	$2,314

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended September 30,	Amount

2008	$18,231,989
2009	28,519,183
2010	39,747,593
2011	103,631,619
2012	94,196,096
Thereafter	139,865,373
Total Contractual Repayments	$424,191,853

Investments in Equity Securities	$778,347
Total	$424,970,200

Net cash used in operating activities for the three months ended December 31, 2007, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was $63,851,844 as compared to net cash used in operating activities of $23,250,821 for the three months ended December 31, 2006.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2007 was $60,544,135 and mainly consisted of an offering of common stock for net proceeds of approximately $50.5 million, net borrowings on our line of credit of approximately $17.4 million, and approximately $7.4 million for the payment of dividends.  Net cash provided by financing activities was $28,515,757 for the three months ended December 31, 2006 and consisted primarily of net borrowings on our line of credit of approximately $35.2 million and the payment of dividends of approximately $5.2 million.

Dividends

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share for October, November and December 2007 and also October, November and December 2006.  In January 2008, our Board of Directors declared a monthly dividend of $0.14 per common share for each of January, February, and March 2008.

Issuance of Equity

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital. During fiscal year 2007, we filed a registration statement on Form N-2 (File No. 333-143027) (the “Registration Statement”) with the SEC that permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, or debt securities, of which to date we have issued $116.1 million in common stock, which leaves a remaining capacity of $183.9 million.

On October 19, 2007, we completed an offering of 2,500,000 shares of our common stock at a price of $18.70 per share, less an underwriting discount of $1.03 per share, under the Registration Statement and as supplemented by a final prospectus supplement dated October 15, 2007.  On November 19, 2007, the underwriter exercised its over-allotment option and we closed on an additional 375,000 shares of common stock, at the same price.  Net proceeds of the offering, after offering expenses, were approximately $50.5 million and were used to repay a portion of outstanding borrowings under our line of credit.

On February 5, 2008, we completed an offering of 3,000,000 shares of our common stock at a price of $17.00 per share, less an underwriting discount of $0.935 per share, under the Registration Statement and as supplemented by a final prospectus supplement dated January 30, 2008. Net proceeds of the offering, after deducting an underwriting discount and estimated offering expenses, were approximately $47.8 million and were used to repay a portion of outstanding borrowings under our line of credit.

Revolving Credit Facilities

Through our wholly-owned subsidiary, Business Loan, we have a $220 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which is scheduled to mature on May 23, 2008.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate, which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period.  Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances.  The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%. As of December 31, 2007, the outstanding principal balance under this credit facility was approximately $161.8 million at an interest rate of approximately 5.36% plus a 0.95% program fee.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2007, the remaining borrowing capacity available under the DB Facility was approximately $58.2 million.  In the event that we are not able to renew or refinance the DB Facility once it matures, this could have a material adverse impact on our liquidity and ability to fund new investments.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2007, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize the loans held by Business Loan and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. For the three months ended December 31, 2007, the amount due from custodian increased by $1,585,801 as compared to September 30, 2007.

Our Adviser services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million plus 75% of equity issued after May 2003 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2007, we were in compliance with our covenants under the performance guaranty.

Contractual Obligations

As of December 31, 2007, we were a party to signed and non-binding term sheets for five loan originations for an aggregate of $45.4 million.  To date, one investment funded for an aggregate amount of $13.9 million.

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	$45,400,000	45,400,000	—	—	—
Total	$45,400,000	$45,400,000	$—	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently, our portfolio has approximately 57% of the total loan portfolio cost basis at variable rates with a floor, approximately 2% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, approximately 37% of the total loan portfolio cost basis at variable rates without a floor or ceiling and approximately 4% of the total loan portfolio cost basis is at a fixed rate.  All of our variable based loans have rates associated with either the current Prime Rate or LIBOR.

We have a $220 million revolving credit facility, based on variable rates, with Deutsche Bank AG which matures May 2008.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million (which is amortized quarterly) for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At December 31, 2007, the cap agreement had a fair market value of $1,761 and a current notional amount of $5.7 million.  The one month LIBOR rate in effect on our investment portfolio at December 31, 2007 was approximately 5.2%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR or the Prime Rate by 1% would increase our net increase in net assets resulting from operations by approximately $2.5 million, or 19.5%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended December 31, 2007.  A hypothetical decrease in the one month LIBOR or the Prime Rate by 1% would decrease net increase in net assets resulting from operations by approximately $1.2 million, or 9.4%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended December 31, 2007.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of December 31, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Prospectus dated January 23, 2008, filed by us with the Securities and Exchange Commission on January 23, 2008.

We may not be able to extend or renew our credit facility on terms reasonably acceptable to us, if at all.

We are reliant on our credit facility in order to be able to continue to obtain capital to finance our loans.  In the event that we are not able to renew our facility, scheduled to mature on May 23, 2008, we may not be able to finance new investments and may be forced to liquidate a portion of our investments at terms that may not be favorable to us.  This could ultimately have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer

Date: February 5, 2008

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to by-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to by-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.