Form 10-Q
period 2008-03-31
GLADSTONE CAPITAL CORP
filed 2008-05-05
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 5, 2008 was 21,087,574.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(Unaudited)

	March 31,	September 30,
	2008	2007
ASSETS
Non-Control/Non-Affiliate investments (Cost 3/31/08: $438,864,462; 9/30/07: $354,835,652)	$412,286,047	$348,920,982
Control investments (Cost 3/31/08: $3,531,250; 9/30/07: $923,548)	451,389	923,548
Total investments at fair value (Cost 3/31/08: $442,395,712; 9/30/07 $355,759,200)	412,737,436	349,844,530
Cash and cash equivalents	6,916,356	8,838,658
U.S. Treasury bill	—	2,484,464
Interest receivable – investments in debt securities	3,314,982	2,425,555
Interest receivable – employees	7,604	21,417
Due from custodian	3,070,386	3,230,385
Deferred financing fees	255,262	186,270
Prepaid assets	279,730	337,106
Other assets	265,602	360,753
TOTAL ASSETS	$426,847,358	$367,729,138

LIABILITIES
Accounts payable	$17,447	$6,013
Interest payable	367,165	587,514
Fee due to Administrator (Refer to Note 4)	240,579	237,510
Fees due to Adviser (Refer to Note 4)	692,985	708,517
Borrowings under lines of credit	123,459,000	144,440,000
Accrued expenses and deferred liabilities	998,040	790,849
Funds held in escrow	223,543	—
TOTAL LIABILITIES	125,998,759	146,770,403
NET ASSETS	$300,848,599	$220,958,735

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,087,574 and 14,762,574 shares issued and outstanding, respectively	$21,088	$14,763
Capital in excess of par value	341,411,120	235,906,665
Notes receivable – employees	(9,181,676)	(9,230,502)
Net unrealized depreciation on investments	(29,658,276)	(5,914,670)
Unrealized depreciation on derivative	(303,995)	(291,686)
(Distributions in excess of) accumulated undistributed net investment income	(1,439,662)	474,165
TOTAL NET ASSETS	$300,848,599	$220,958,735
NET ASSETS PER SHARE	$14.27	$14.97

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2008

(UNAUDITED)

Company	Industry	Investment (1)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Access Television	Service-cable airtime	Senior Term Debt (6)	$2,432,568	$2,316,492
Network, Inc. (2)	(infomercials)	(9.3% Due 3/2009)

ACE Expediters, Inc	Service - over-the-ground	Line of Credit (5)(9)	—	—
	logistics	(7.1% Due 1/2011)
		Senior Term Debt (5)	13,121,941	13,121,941
		(11.4% Due 1/2012)
		Warrants (5) (8)	200,000	200,000

ActivStyle Acquisition Co. (2)	Service-medical products	Line of Credit (6) (10)	1,100,000	1,068,375
	distribution	(7.4%, Due 7/2009)
		Senior Term Debt (6)	4,982,750	4,839,496
		(8.5%, Due 9/2012)
		Senior Term Debt (3) (6)	4,435,000	4,257,600
		(10.5%, Due 9/2012)

Allison Publications, LLC (2)	Service-publisher of consumer	Line of Credit (11)	—	—
	oriented magazines	(9.0%, Due 12/2010)
		Senior Term Debt (6)	11,075,078	10,780,000
		(9.0%, Due 12/2011)

Anitox Acquisition Company (2)	Manufacturing-preservatives for animal feed	Senior Real Estate Term Debt (6)	3,104,272	2,983,500
		(8.8%, Due 1/2012)
		Line of Credit (12)	2,000,000	1,950,000
		(7.4%, Due 1/2010)
		Senior Term Debt (6)	2,650,000	2,583,750
		(8.5%, Due 1/2012)
		Senior Term Debt (3) (6)	2,750,000	2,646,875
		(10.5%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (6)	9,555,000	9,340,013
		(11.5%, Due 7/2012)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (7)	3,001,646	2,677,500
		(5.0%, Due 9/2013)
		Senior Subordinated Term Debt (7)	1,509,232	1,305,000
		(7.5%, Due 3/2014)

CCS, LLC	Service-cable tv franchise owner	Senior Term Debt (6)	3,426,892	3,298,383
		(9.3%, Due 3/2008)

CHG Companies, Inc. (2)	Service-healthcare staffing	Letter of Credit (6) (7)	400,000	354,000
		(4.9%, Due 12/2012)
		Senior Term Debt (6) (7)	1,584,000	1,401,840
		(5.5%, Due 12/2012)
		Senior Subordinated Term Debt (6) (7)	500,000	415,000
		(11.2%, Due 12/2012)

Chinese Yellow Pages Company	Service-publisher of Chinese	Line of Credit (6) (13)	855,071	827,281
	language directories	(9.3%, Due 9/2010)
		Senior Term Debt (6)	793,974	757,977
		(9.3%, Due 9/2010)

Clinton Holdings, LLC (2)	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (5)	15,500,000	15,500,000
		(12.0%, Due 1/2013)
		Common Stock Warrants (8)	109,124	—

Company	Industry	Investment (1)	Cost	Fair Value

CMI Acquisition, LLC (2)	Service-recycling	Senior Subordinated Term Debt (6)	$6,500,000	$6,142,500
		(11.9%, Due 11/2012)

Community Media Corporation	Service-publisher of free weekly	Senior Term Debt (6)	2,919,122	2,816,061
	newspapers	(7.3%, Due 8/2012)

Country Road Communications LLC (2)	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	5,970,072	5,820,000
		(12.6%, Due 7/2013)

Defiance Acquisition	Manufacturing-trucking parts	Senior Term Debt (3) (6) (14)	6,325,000	6,011,280
Corporation		(11.1%, Due 4/2010)

Doe & Ingalls Management	Distributor-specialty chemicals	Senior Term Debt (6)	3,500,000	3,447,500
LLC (2)		(7.5%, Due 11/2010)
		Senior Term Debt (3) (6)	4,432,500	4,332,769
		(7.6%, Due 11/2010)

Emdeon Business Services,	Service-healthcare technology	Senior Term Debt (7)	2,371,625	2,144,318
Inc.	solutions	(4.7%, Due 11/2013)
		Senior Subordinated Term Debt (7)	2,011,984	1,720,000
		(7.7%, Due 5/2014)

Express Courier International,	Service-ground delivery and	Line of Credit (6) (15)	900,000	886,500
Inc.	logistics	(7.4%, Due 6/2009)
		Senior Term Debt (6)	3,642,500	3,587,863
		(8.5%, Due 6/2011)
		Senior Term Debt (3) (6)	4,194,150	4,110,267
		(10.5%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants (8)	37,000	3,192,483
	equipment

GFRC Holdings LLC	Manufacturing-glass-fiber	Line of Credit (6) (16)	—	—
	reinforced concrete	(7.4%, Due 12/2010)
		Senior Term Debt (6)	7,750,000	7,653,125
		(10.0%, Due 12/2012)
		Senior Subordinated Term Debt (3) (6)	6,750,000	6,615,000
		(12.5%, Due 12/2012)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	4,970,000	4,646,950
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)

GTM Holdings, Inc. (2)	Manufacturing-socks	Senior Term Debt (7)	493,750	392,531
		(6.0%, Due 10/2013)
		Senior Subordinated Term Debt (7)	500,000	350,000
		(9.3%, Due 4/2014)

Greatwide Logistics	Service - logistics and	Senior Term Debt (7)	3,950,000	3,081,000
Services, Inc.	transportation	(6.2%, Due 12/2013)
		Senior Subordinated Term Debt (7)	4,000,000	2,720,000
		(9.2%, Due 6/2014)

GS Maritime Intermediate Holdings LLC	Service-cargo transport	Senior Subordinated Term Debt (7)	1,000,000	980,000
		(10.2%, Due 12/2013)

Harrington Holdings, Inc. (2)	Service - healthcare products	Senior Term Debt (7)	2,475,000	2,215,125
	distribution	(5.0%, Due 1/2014)
		Senior Subordinated Term Debt (7)	5,000,000	4,000,000
		(8.7%, Due 1/2014)

Company	Industry	Investment (1)	Cost	Fair Value

Heartland Communications	Service-radio station operator	Line of Credit (6) (17)	$105,000	$89,775
Group, LLC (2)		(10.0%, Due 12/2008)
		Senior Term Debt (6)	4,686,089	3,968,367
		(10.0%, Due 5/2011)

Interfilm Holdings, Inc.	Service-slitter and distributor of	Senior Term Debt (6)	5,000,000	4,887,500
	plastic films	(10.5%, Due 10/2012)

IJGT Acquisition Company	Service-golf training	Line of Credit (6) (18)	1,050,000	1,021,125
		(8.9%, Due 5/2010)
		Senior Term Debt (6)	2,650,000	2,583,750
		(7.4%, Due 5/2012)
		Senior Term Debt (3) (6)	2,500,000	2,412,500
		(10.5%, Due 5/2012)

It’s Just Lunch International,	Service-dating service	Line of Credit (6) (19)	550,000	357,500
LLC		(7.1%, Due 6/2009)
		Senior Term Debt (6)	3,300,000	2,145,000
		(7.4%, Due 6/2011)
		Senior Term Debt (3) (6) (19)	500,000	325,000
		(10.5%, Due 6/2011)

John Henry Holdings, Inc. (2)	Manufacturing-packaging products	Senior Subordinated Term Debt (7)	8,000,000	7,200,000
		(11.6%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom	Senior Term Debt (7)	1,486,284	1,355,344
	engineered motors & controls	(5.2%, Due 11/2013)
		Senior Subordinated Term Debt (7)	1,508,192	1,350,000
		(8.2%, Due 5/2014)

KMBQ Corporation	Service-AM/FM radio	Line of Credit (6) (20)	152,000	143,640
	broadcaster	(10.3%, Due 3/2010)
		Senior Term Debt (6)	1,795,942	1,683,042
		(10.3%, Due 3/2010)

Lindmark Outdoor Advertising LLC	Service-advertising	Senior Subordinated Term Debt (6)	10,000,000	9,787,500
		(11.0%, Due 10/2012)

LocalTel, Inc.	Service-yellow pages	Line of Credit (6) (21) (30)	1,170,000	234,000
	publishing	(non-accrual, Due 6/2009)
		Senior Term Debt (6) (30)	2,687,500	537,500
		(non-accrual, Due 6/2011)
		Senior Term Debt (3) (6) (30)	2,750,000	550,000
		(non-accrual, Due 6/2011)

Macfadden Performing Arts	Service-magazine publisher	Line of Credit (6) (22)	1,015,979	985,500
Media, LLC		(7.8%, Due 6/2009)
		Senior Term Debt (6)	6,416,668	6,174,050
		(7.8%, Due 6/2009)

Meteor Holding Corporation (2)	Manufacturing-bar code	Senior Term Debt (7)	2,336,400	2,126,124
	scanning and data capture	(5.7%, Due 12/2013)
		Senior Subordinated Term Debt (7)	1,500,000	1,350,000
		(9.0%, Due 12/2013)

Multi-Ag Media LLC (2)	Service-dairy magazine	Senior Term Debt (6)	2,328,358	2,256,882
	publisher/information database	(9.3%, Due 12/2009)

Company	Industry	Investment (1)	Cost	Fair Value

Newhall Holdings, Inc. (2)	Service-distributor of personal	Line of Credit (6) (23)	$—	$—
	care products and supplements	(6.6%, Due 5/2010)
		Senior Term Debt (3) (6)	4,410,000	4,310,775
		(8.3%, Due 5/2012)
		Senior Term Debt (3) (6)	4,500,000	4,365,000
		(11.3%, Due 5/2012)

Northern Contours, Inc. (2)	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (6)	7,000,000	6,615,000
		(10.1%, Due 5/2010)

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment	Line of Credit (6) (24)	—	—
	centers	(7.4%, Due 12/2009)
		Senior Term Debt (6)	2,375,000	2,309,688
		(8.5%, Due 12/2011)
		Senior Term Debt (3) (6)	4,500,000	4,342,500
		(10.5%, Due 12/2011)

Precision Acquisition Group	Manufacturing-consumable	Equipment Note (6) (25)	806,220	804,204
Holdings, Inc. (2)	components for the aluminum	(8.5%, Due 10/2011)
	industry	Senior Term Debt (6)	5,000,000	4,987,500
		(8.5%, Due 10/2010)
		Senior Term Debt (3) (6)	4,200,000	4,189,500
		(11.5%, Due 10/2010)

PROFITSystems	Service-design and develop	Line of Credit (6) (26)	—	—
Acquisition Co. (2)	ERP software	(7.4%, Due 7/2009)
		Senior Term Debt (6)	2,500,000	2,412,500
		(8.5%, Due 7/2011)
		Senior Term Debt (3) (6)	2,900,000	2,773,125
		(10.5%, Due 7/2011)

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	7,791,170	6,421,295
		(10.3%, Due 1/2012)

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (6)	3,000,000	2,850,000
		(8.5%, Due 1/2011)
		Senior Term Debt (4) (6)	3,060,000	2,853,450
		(10.5%, Due 1/2011)

Reading Broadcasting, Inc.	Service-television station	Senior Term Debt (6)	7,586,397	7,520,016
	operator	(9.8%, Due 3/2008)

RedPrairie Holding, Inc. (2)	Service-design and develop	Senior Term Debt (7)	4,423,750	3,760,187
	supply chain software	(6.1%, Due 7/2012)
		Senior Subordinated Term Debt (7)	3,000,000	2,640,000
		(9.6%, Due 1/2013)

Reliable Biopharmaceutical	Manufacturing-pharmaceutical	Line of Credit (5) (27)	700,000	700,000
Holdings, Inc.	and biochemical intermediates	(6.6%, Due 10/2010)
		Mortgage Note (5)	7,437,245	7,437,245
		(9.5%, Due 10/2014)
		Senior Term Debt (5)	1,800,000	1,800,000
		(9.0%, Due 10/2012)
		Senior Term Debt (3) (5)	11,993,441	11,993,441
		(11.0%, Due 10/2012)
		Senior Subordinated Term Debt (5)	6,000,000	6,000,000
		(12%, Due 10/2013)
		Common Stock Warrants (8)	208,675	385,756

Company	Industry	Investment (1)	Cost	Fair Value

RiskMetrics Group Holdings,	Service - develop risk and	Senior Term Debt (7)	$1,980,000	$1,885,950
LLC	wealth management solutions	(4.9%, Due 1/2014)

SCI Cable, Inc.	Service-cable, internet, voice	Senior Term Debt (6)	2,721,960	2,398,350
	provider	(11.3%, Due 10/2008)

SCS Acquisition Corp. (2)	Service-chemically treated	Senior Term Debt (6)	3,954,811	3,885,602
	equipment distribution	(7.1%, Due 12/2011)
		Senior Term Debt (3) (6)	6,475,000	6,232,188
		(9.1%, Due 12/2011)

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (6)	7,867,626	7,215,000
		(10.1%, Due 6/2011)

Sunshine Media Holdings	Service-publisher regional B2B	Credit Facility (6) (28)	700,000	670,250
	trade magazines	(9.0%, Due 5/2010)
		Senior Term Debt (6)	17,000,000	16,341,250
		(9.0%, Due 5/2012)
		Senior Term Debt (3) (6)	10,000,000	9,550,000
		(11.5%, Due 5/2012)

Thibaut Acquisition Co.	Service-design and disbribute	Credit Facility (6) (29)	2,000,000	1,955,000
	wall covering	(7.6%, Due 1/2011)
		Senior Term Debt (6)	2,362,500	2,309,344
		(7.6%, Due 1/2011)
		Senior Term Debt (3) (6)	3,000,000	2,910,000
		(10.5%, Due 1/2011)

Viapack, Inc. (2)	Manufacturing-polyethylene	Senior Real Estate Term Debt	925,000	892,625
	film	(7.6%, Due 3/2011)
		Senior Term Debt (3) (6)	4,170,313	4,008,713
		(11.3%, Due 3/2011)

Visual Edge Technology, Inc. (2)	Service-office equipment distribution	Senior Subordinated Term Debt (6)	5,000,000	3,175,000
		(11.5%, Due 8/2011)

Wesco Holdings, Inc. (2)	Service-aerospace parts and	Senior Term Debt (7)	2,452,475	2,291,453
	distribution	(5.0%, Due 9/2013)
		Senior Subordinated Term Debt (7)	2,269,083	2,103,750
		(8.4%, Due 3/2014)

West Coast Yellow Pages, Inc.	Service-directory publisher	Senior Term Debt (6) (30)	1,556,133	770,222
		(non-accrual, Due 8/2010)

Westlake Hardware, Inc. (2)	Retail-hardware and variety	Senior Subordinated Term Debt (6)	15,000,000	14,587,500
		(10.3%, Due 1/2011)
		Senior Subordinated Term Debt (6)	10,000,000	9,650,000
		(11.5%, Due 1/2011)

Company	Industry	Investment (1)	Cost	Fair Value

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (6)	$1,990,000	$1,935,274
	connectors and cables	(6.9%, Due 5/2013)
		Senior Subordinated Term Debt (6)	10,000,000	9,650,000
		(12.0%, Due 4/2013)

WP Evenflo Group	Manufacturing-infant and	Senior Term Debt (7)	1,980,000	1,683,000
Holdings Inc. (2)	juvenile products	(5.6%, Due 2/2013)
		Senior Subordinated Term Debt (7)	2,000,000	1,700,000
		(9.1%, Due 2/2014)
Total Non-Control/Non-Affiliate Investments			$438,864,462	$412,286,047

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator	Line of Credit (31) (32)	637,948	—
	of digital imaging products	(9.4%, Due 10/2009)
		Common Stock (8)	423,548	—

U.S. HealthCare, Inc.	Service-magazine publisher/	Common Stock (8)	$2,469,754	$451,389
	operator
Total Control Investments			$3,531,250	$451,389

Total Investments			$442,395,712	$412,737,436

(1)  Percentage represents interest rates in effect at March 31, 2008 and due date represents the contractual maturity date.

(2)  Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(3)  Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4)  Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is also junior to another Last Out Tranche.

(5)  Investment valued at cost due to recent acquisition.

(6)  Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(7)  Marketable securities, such as syndicated loans, are valued based on the indicative bid price, on or near March 31, 2008, offered by the respective originating syndication agent’s trading desk, or secondary desk.

(8)  Security is non-income producing.

(9)  Availability under the Ace Expediters credit facility totals $850,000.  There were no borrowings outstanding as of March 31, 2008.

(10) Availability under the ActivStyle credit facility totals $1,500,000.  Borrowings of $1,100,000 were outstanding at March 31, 2008.

(11)  Availability under the Allison credit facility totals $4,000,000.  There were no borrowings outstanding at March 31, 2008.

(12)  Availability under the Anitox credit facility totals $3,000,000.  Borrowings of $2,000,000 were outstanding at March 31, 2008.

(13) Availability under the Chinese Yellow Pages credit facility totals $950,000.  Borrowings of $855,071 were outstanding at March 31, 2008.

(14) Defiance includes a success fee with a fair value of $223,905.

(15) Availability under the Express Courier credit facility totals $1,200,000.  Borrowings of $900,000 were outstanding at March 31, 2008.

(16) Availability under the GFRC credit facility totals $3,000,000.  There were no borrowings outstanding at March 31, 2008.

(17) Availability under the Heartland credit facility totals $500,000.  Borrowings of $105,000 were outstanding at March 31, 2008.

(18) Availability under the International Junior Golf Tour (IJGT) credit facility totals $1,500,000.  Borrowings of $1,050,000 were outstanding at March 31, 2008.

(19) Availability under the It’s Just Lunch revolving credit facility totals $750,000. Borrowings of $550,000 were outstanding at March 31, 2008.  The company may borrow an additional $1,750,000 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval. Borrowings of $500,000 were outstanding at March 31, 2008.

(20) Availability under the KMBQ credit facility totals $200,000.  Borrowings of $152,000 were outstanding at March 31, 2008.

(21) Availability under the LocalTel credit facility totals $3,000,000.  Borrowings of $1,170,000 were outstanding at March 31, 2008.

(22) Availability under the MacFadden credit facility totals $1,400,000.  Borrowings of $1,015,979 were outstanding at March 31, 2008.

(23) Availability under the Newhall credit facility totals $4,000,000.  There were no borrowings outstanding as of March 31, 2008.

(24)  Availability under the Pinnacle credit facility totals $500,000.  There were no borrowings outstanding at March 31, 2008.

(25) Precision may borrow up to $1,000,000 for purposes of acquiring equipment. Borrowings of $806,220 were outstanding at March 31, 2008.

(26) Availability under the ProfitSystems credit facility totals $1,250,000.  There were no borrowings outstanding at March 31, 2008.

(27)  Availability under the Reliable credit facility totals $5,000,000. Borrowings of $700,000 were outstanding at March 31, 2008.

(28) Availability under the Sunshine credit facility totals $3,000,000.  Borrowings of $700,000 were outstanding at March 31, 2008.

(29) Availability under the Thibaut credit facility totals $2,000,000.  The facility was fully drawn at March 31, 2008.

(30) LocalTel and West Coast Yellow Pages are currently past due on interest payments and are on non-accrual.

(31) Availability under the BERTL credit facility totals $700,000.  Borrowings of $637,948 were outstanding at March 31, 2008.

(32) BERTL interest is currently being capitalized as Paid in Kind (“PIK”) interest.  Please refer to Note 2 “Summary of Significant Accounting Policies.”

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2007

Company	Industry	Investment (1)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Access Television	Service-cable airtime	Line of Credit (9)	$—	$—
Network, Inc. (2)	(infomercials)	(11.8% Due 3/2009)
		Senior Term Debt (6)	2,616,283	2,557,844
		(11.8% Due 3/2009)

ActivStyle Acquisition Co. (2)	Service-medical products	Line of Credit (6) (10)	600,000	597,000
	distribution	(10.0%, Due 7/2009)
		Senior Term Debt (6)	5,245,000	5,218,775
		(10.0%, Due 9/2012)
		Senior Term Debt (3) (6)	4,435,000	4,407,281
		(12.6%, Due 9/2012)

Allison Publications, LLC (2)	Service-publisher of consumer	Senior Term Debt (6)	7,884,092	7,779,503
	oriented magazines	(9.8%, Due 12/2011)

Anitox Acquisition Company (2)	Manufacturing-preservatives for	Senior Real Estate Term Debt	3,110,050	3,060,000
	animal feed	(8.8%, Due 1/2012)
		Line of Credit (11)	—	—
		(10.0%, Due 1/2010)
		Senior Term Debt (6)	2,750,000	2,736,250
		(10.0%, Due 1/2012)
		Senior Term Debt (3) (6)	2,750,000	2,736,250
		(12.3%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (6)	9,652,500	9,628,369
		(12.4%, Due 7/2012)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (7)	3,001,802	2,910,000
		(7.4%, Due 9/2013)
		Senior Subordinated Term Debt (7)	1,510,006	1,485,000
		(9.9%, Due 3/2014)

CCS, LLC	Service-cable tv franchise owner	Senior Term Debt (6)	3,432,830	3,416,330
		(11.8%, Due 10/2007)

CHG Companies, Inc. (2)	Service-healthcare staffing	Letter of Credit (6) (7)	400,000	385,000
		(7.1%, Due 12/2012)
		Senior Term Debt (6) (7)	1,588,000	1,528,450
		(7.9%, Due 12/2012)
		Senior Subordinated Term Debt (6) (7)	500,000	480,000
		(11.9%, Due 12/2012)

Chinese Yellow Pages Company	Service-publisher of Chinese	Line of Credit (6) (12)	230,071	228,633
	language directories	(11.8%, Due 9/2010)
		Senior Term Debt (6)	1,070,643	1,051,383
		(11.8%, Due 9/2010)

Clinton Holdings, LLC (2)	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt	15,500,000	15,500,000
		(13.0%, Due 1/2013)
		Common Stock Warrants (8)	109,124	222,777

Company	Industry	Investment (1)	Cost	Fair Value
CMI Acquisition, LLC (2)	Service-recycling	Senior Subordinated Term Debt (6)	$6,500,000	$6,451,250
		(12.4%, Due 11/2012)

Community Media Corporation	Service-publisher of free weekly	Senior Term Debt (6)	2,510,974	2,481,780
	newspapers	(9.8%, Due 8/2012)

Country Road Communications LLC (2)	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	5,967,246	5,880,000
		(13.1%, Due 7/2013)

Defiance Acquisition	Manufacturing-trucking parts	Senior Term Debt (3) (6)	6,325,000	6,245,938
Corporation		(13.8%, Due 4/2010)

Doe & Ingalls Management	Distributor-specialty chemicals	Senior Term Debt (6)	3,900,000	3,900,000
LLC (2)		(9.3%, Due 11/2010)
		Senior Term Debt (3) (6)	4,455,000	4,455,000
		(10.3%, Due 11/2010)

Emdeon Business Services,	Service-healthcare technology	Senior Term Debt (7)	2,433,992	2,382,949
Inc.	solutions	(7.4%, Due 11/2013)
		Senior Subordinated Term Debt (7)	2,012,968	1,985,000
		(10.2%, Due 5/2014)

Express Courier International,	Service-ground delivery and	Line of Credit (6) (13)	900,000	898,875
Inc.	logistics	(10.0%, Due 6/2009)
		Senior Term Debt (6)	4,112,500	4,107,359
		(10.0%, Due 6/2011)
		Senior Term Debt (3) (6)	3,950,000	3,945,063
		(12.3%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants (8)	37,000	3,005,333
	equipment

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	5,100,000	4,883,250
Technologies, Inc.	products and metal fibers	(14.8%, Due 11/2009)

GTM Holdings, Inc. (2)	Manufacturing-socks	Senior Term Debt (7)	496,250	481,363
		(8.1%, Due 10/2013)
		Senior Subordinated Term Debt (7)	500,000	495,000
		(11.4%, Due 4/2014)

Greatwide Logistics	Service - logistics and	Senior Term Debt (7)	3,970,000	3,453,900
Services, Inc.	transportation	(8.7%, Due 12/2013)
		Senior Subordinated Term Debt (7)	4,000,000	3,280,000
		(11.7%, Due 6/2014)

Harrington Holdings, Inc. (2)	Service - healthcare products	Senior Term Debt (7)	2,487,500	2,419,094
	distribution	(7.4%, Due 1/2014)
		Senior Subordinated Term Debt (7)	5,000,000	4,825,000
		(11.2%, Due 1/2014)

Company	Industry	Investment (1)	Cost	Fair Value
Heartland Communications	Service-radio station operator	Line of Credit (6) (14)	$9,856	$9,807
Group, LLC (2)		(11.3%, Due 5/2008)
		Senior Term Debt (6)	4,824,340	4,533,921
		(11.3%, Due 5/2011)

IJGT Acquisition Company	Service-golf training	Line of Credit (6) (15)	500,000	497,500
		(10.0%, Due 5/2010)
		Senior Term Debt (6)	2,650,000	2,636,750
		(10.0%, Due 5/2012)
		Senior Term Debt (3) (6)	2,500,000	2,481,250
		(12.3%, Due 5/2012)

It’s Just Lunch International,	Service-dating service	Line of Credit (6) (16)	550,000	492,250
LLC		(9.8%, Due 6/2009)
		Senior Term Debt (6)	3,300,000	2,953,500
		(10.0%, Due 6/2011)
		Senior Term Debt (3) (6) (16)	500,000	447,500
		(12.3%, Due 6/2011)

John Henry Holdings, Inc. (2)	Manufacturing-packaging products	Senior Subordinated Term Debt (7)	8,000,000	8,000,000
		(12.8%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom	Senior Term Debt (7)	1,494,240	1,444,087
	engineered motors & controls	(7.6%, Due 11/2013)
		Senior Subordinated Term Debt (7)	1,508,870	1,440,000
		(10.6%, Due 5/2014)

KMBQ Corporation	Service-AM/FM radio	Line of Credit (17)	152,000	151,240
	broadcaster	(12.8%, Due 3/2010)
		Senior Term Debt (6)	1,813,174	1,785,518
		(12.8%, Due 3/2010)

LocalTel, Inc.	Service-yellow pages	Line of Credit (6) (18)	1,135,000	947,725
	publishing	(10.3%, Due 6/2009)
		Senior Term Debt (6)	2,687,500	2,244,063
		(10.3%, Due 6/2011)
		Senior Term Debt (3) (6)	2,750,000	2,200,000
		(12.8%, Due 6/2011)

Macfadden Performing Arts	Service-magazine publisher	Line of Credit (6) (19)	515,979	510,175
Media, LLC		(10.8%, Due 6/2009)
		Senior Term Debt (6)	6,705,338	6,558,379
		(10.8%, Due 6/2009)

Meteor Holding Corporation (2)	Manufacturing-bar code scanning	Senior Term Debt (7)	2,348,200	2,324,718
	and data capture	(8.2%, Due 12/2013)
		Senior Subordinated Term Debt (7)	1,500,000	1,425,000
		(11.5%, Due 12/2013)

Company	Industry	Investment (1)	Cost	Fair Value
Multi-Ag Media LLC (2)	Service-dairy magazine publisher/	Senior Term Debt (6)	$2,548,152	$2,523,045
	information database	(11.8%, Due 12/2009)

Newhall Holdings, Inc.(2)	Service-distributor of personal	Line of Credit (6) (20)	—	—
	care products and supplements	(8.8%, Due 5/2010)
		Senior Term Debt (3) (6)	4,500,000	4,488,750
		(9.5%, Due 5/2012)
		Senior Term Debt (3) (6)	4,500,000	4,488,750
		(11.8%, Due 5/2012)

Northern Contours, Inc. (2)	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (6)	7,000,000	6,982,500
		(12.8%, Due 5/2010)

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment	Line of Credit (21)	—	—
	centers	(10.0%, Due 12/2009)
		Senior Term Debt (6)	2,500,000	2,487,500
		(10.0%, Due 12/2011)
		Senior Term Debt (3) (6)	4,500,000	4,466,250
		(12.8%, Due 12/2011)

Precision Acquisition Group	Manufacturing-consumable	Equipment Note (6) (22)	671,850	671,850
Holdings, Inc. (2)	components for the aluminum	(10.3%, Due 10/2011)
	industry	Senior Term Debt (6)	5,000,000	5,006,250
		(10.3%, Due 10/2010)
		Senior Term Debt (3) (6)	4,200,000	4,205,250
		(12.3%, Due 10/2010)

PROFITSystems	Service-design and develop	Line of Credit (23)	—	—
Acquisition Co. (2)	ERP software	(10.0%, Due 7/2009)
		Senior Term Debt (6)	2,800,000	2,796,500
		(10.0%, Due 7/2011)
		Senior Term Debt (3) (6)	2,900,000	2,896,375
		(12.3%, Due 7/2011)

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	7,798,538	7,388,358
		(11.5%, Due 1/2012)

Reading Broadcasting, Inc.	Service-television station	Senior Term Debt (6)	7,560,031	7,497,971
	operator	(12.3%, Due 3/2008)

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (6)	3,000,000	2,880,000
		(10.3%, Due 1/2011)
		Senior Term Debt (4) (6)	3,000,000	2,865,000
		(12.8%, Due 1/2011)

RedPrairie Holding, Inc. (2)	Service-design and develop	Senior Term Debt (7)	4,457,500	4,234,625
	supply chain software	(8.5%, Due 7/2012)
		Senior Subordinated Term Debt (7)	3,000,000	2,850,000
		(11.9%, Due 1/2013)

RiskMetrics Group Holdings,	Service - develop risk and	Senior Term Debt (7)	1,990,000	1,965,125
LLC	wealth management solutions	(7.4%, Due 1/2014)
		Senior Subordinated Term Debt (7)	500,000	495,000
		(10.7%, Due 7/2014)

SCI Cable, Inc.	Service-cable, internet, voice	Senior Term Debt (6)	2,482,106	2,398,388
	provider	(13.8%, Due 10/2008)

Company	Industry	Investment (1)	Cost	Fair Value
SCS Acquisition Corp. (2)	Service-chemically treated	Senior Term Debt (6) (18)	$5,117,311	$5,110,914
	equipment distribution	(9.8%, Due 12/2011)
		Senior Term Debt (3) (6) (18)	6,493,750	6,477,516
		(11.8%, Due 12/2011)

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (6) (11.5%, Due 6/2011)	7,878,036	7,800,000

Sunshine Media Holdings	Service-publisher regional B2B	Credit Facility (6) (24)	700,000	694,750
	trade magazines	(9.8%, Due 5/2010)
		Senior Term Debt (6)	17,000,000	16,915,000
		(9.8%, Due 5/2012)
		Senior Term Debt (3) (6)	10,000,000	9,925,000
		(12.3%, Due 5/2012)

Thibaut Acquisition Co.	Service-design and disbribute	Credit Facility (6) (25)	800,000	798,000
	wall covering	(10.3%, Due 1/2011)
		Senior Term Debt (6)	2,712,500	2,709,109
		(10.3%, Due 1/2011)
		Senior Term Debt (3) (6)	3,000,000	2,992,500
		(12.8%, Due 1/2011)

U.S. HealthCare	Service-magazine publisher/	Senior Term Debt (6) (26)	2,244,657	1,809,158
Communications, LLC	operator	(non-accrual, Due 4/2011)

Viapack, Inc. (2)	Manufacturing-polyethylene	Senior Real Estate Term Debt	975,000	975,000
	film	(10.3%, Due 3/2011)
		Senior Term Debt (3) (6)	4,223,438	4,191,762
		(11.8%, Due 3/2011)

Visual Edge Technology, Inc. (2)	Service-office equipment distribution	Senior Subordinated Term Debt (6)	5,000,000	3,575,000
		(13.8%, Due 8/2011)

Wesco Holdings, Inc. (2)	Service-aerospace parts and	Senior Term Debt (7)	2,454,430	2,382,625
	distribution	(7.5%, Due 9/2013)
		Senior Subordinated Term Debt (7)	2,270,690	2,233,125
		(11.0%, Due 3/2014)

West Coast Yellow Pages, Inc.	Service-directory publisher	Senior Term Debt (6)	1,584,335	1,518,441
		(13.3%, Due 8/2010)

Westlake Hardware, Inc. (2)	Retail-hardware and variety	Senior Subordinated Term Debt (6)	15,000,000	14,986,500
		(13.0%, Due 1/2011)

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (6)	1,995,000	1,990,013
	connectors and cables	(9.5%, Due 5/2013)
		Senior Subordinated Term Debt (6)	10,000,000	9,950,000
		(12.8%, Due 4/2013)

WP Evenflo Group	Manufacturing-infant and	Senior Term Debt (7)	1,990,000	1,850,700
Holdings Inc. (2)	juvenile products	(8.0%, Due 2/2013)
		Senior Subordinated Term Debt (7)	2,000,000	1,860,000
		(11.5%, Due 2/2014)
Total Non-Control/Non-Affiliate Investments			$354,835,652	$348,920,982

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator	Common Stock (5) (8)	923,548	923,548
	of digital imaging products
Total Investments (27)			$355,759,200	$349,844,530

(1)  Percentage represents interest rates in effect at September 30, 2007 and due date represents the contractual maturity date.

(2)  Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(3)  Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4)  Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is also junior to another Last Out Tranche.

(5)  Investment valued at cost due to recent acquisition.

(6)  Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(7)  Marketable securities, such as syndicated loans, are valued based on the indicative bid price, on or near September 28, 2007, offered by the respective originating syndication agent’s trading desk, or secondary desk.

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

(16) Availability under the It’s Just Lunch revolving credit facility totals $750,000. Borrowings of $550,000 were outstanding at September 30, 2007.  The company may borrow an additional $1,750,000 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval. Borrowings of $500,000 were outstanding at September 30, 2007.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
INVESTMENT INCOME
Interest income – investments	$11,124,025	$8,254,459	$22,263,003	$16,153,059
Interest income – cash and cash equivalents	102,436	31,645	246,921	68,914
Interest income – notes receivable from employees	118,106	132,931	236,282	271,122
Prepayment fees and other income	5,000	224,743	5,000	384,401
Total investment income	11,349,567	8,643,778	22,751,206	16,877,496

EXPENSES
Interest expense	1,854,815	1,811,019	4,211,130	2,931,276
Loan servicing fee (Refer to Note 4)	1,561,941	760,623	2,943,248	1,479,775
Base management fee (Refer to Note 4)	556,507	599,608	1,134,427	1,150,702
Incentive fee (Refer to Note 4)	1,288,428	1,158,995	2,749,085	2,307,478
Administration fee (Refer to Note 4)	240,579	168,766	452,254	294,851
Professional fees	410,034	109,081	539,287	220,001
Amortization of deferred financing fees	183,780	68,200	257,579	126,500
Stockholder related costs	138,346	87,288	258,115	151,016
Directors fees	56,970	56,970	111,220	111,220
Insurance expense	58,717	62,398	112,930	125,092
Other expenses	94,685	48,975	159,816	137,460
Expenses before credit from Adviser	6,444,802	4,931,923	12,929,091	9,035,371

Credit to base management and incentive fees from Adviser (Refer to Note 4)	(1,537,374)	(2,012,502)	(3,923,309)	(3,045,158)
Total expenses net of credit to base management and incentive fees	4,907,428	2,919,421	9,005,782	5,990,213

NET INVESTMENT INCOME	6,442,139	5,724,357	13,745,424	10,887,283

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized gain on sale of investments	—	84,205	—	86,519
Realized gain on settlement of derivative	1,204	10,239	6,810	22,793
Unrealized depreciation on derivative	(1,756)	(15,801)	(12,309)	(25,613)
Net unrealized depreciation on investments	(18,345,765)	(1,718,149)	(23,743,606)	(2,722,528)
Net loss on investments	(18,346,317)	(1,639,506)	(23,749,105)	(2,638,829)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,904,178)	$4,084,851	$(10,003,681)	$8,248,454

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.61)	$0.33	$(0.55)	$0.67

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	19,670,333	12,249,683	18,312,018	12,272,012

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Six Months Ended March 31
	2008	2007
Operations:
Net investment income	$13,745,424	$10,887,283
Net realized gain on sale of investments	—	86,519
Realized gain on settlement of derivative	6,810	22,793
Unrealized depreciation on derivative	(12,309)	(25,613)
Net unrealized depreciation on investments	(23,743,606)	(2,722,528)
Net (decrease) increase in net assets from operations	(10,003,681)	8,248,454

Capital transactions:
Issuance of common stock under shelf offering	106,225,500	—
Distributions from net investment income	(15,666,062)	(10,307,794)
Repayment of principal on employee notes	48,826	300,941
Shelf offering costs	(714,719)	—
Stock surrendered in settlement of withholding tax	—	(1,488,193)
Increase (decrease) in net assets from capital transactions	89,893,545	(11,495,046)

Total increase (decrease) in net assets	79,889,864	(3,246,592)
Net assets at beginning of year	220,958,735	172,570,487
Net assets at end of period	$300,848,599	$169,323,895

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net (decrease) increase in net assets resulting from operations	$(10,003,681)	$8,248,454
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(93,824,204)	(127,641,175)
Principal repayments on investments	7,046,734	62,230,246
Net amortization of premiums and discounts	166,922	19,351
Amortization of deferred financing fees	257,579	126,500
Realized loss on investments	—	69,114
Unrealized depreciation on derivative	12,309	25,613
Change in net unrealized depreciation on investments	23,743,606	2,722,528
Increase in interest receivable	(875,614)	(729,834)
Decrease (increase) in funds due from custodian	159,999	(1,241,695)
Decrease (increase) in prepaid assets	57,376	(14,343)
Increase in due from affiliate	—	(28,768)
Decrease (increase) in other assets	82,840	(300,893)
Increase in accounts payable	11,434	933
(Decrease) increase in interest payable	(220,349)	281,206
Increase (decrease) in accrued expenses and deferred liabilities	207,192	(234,957)
Decrease in fees due to affiliate (Refer to Note 4)	(15,532)	(240,363)
Increase in administration fee due to Gladstone Administration (Refer to Note 4)	3,069	168,766
Increase in funds held in escrow	223,543	29
Increase in investment balance due to payment in kind interest	(25,964)	—
Net cash used in operating activities	(72,992,741)	(56,539,288)

CASH FLOW FROM INVESTING ACTIVITIES

Redemption of U.S. Treasury Bill	2,484,464	—
Net cash provided by investing activities	2,484,464	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common shares	106,225,500	—
Borrowings from the line of credit	95,900,000	146,900,000
Repayments on the line of credit	(116,881,000)	(76,593,000)
Distributions paid	(15,666,062)	(10,307,794)
Receipt of principal on notes receivable - employees	48,826	300,941
Deferred financing fees	(326,570)	(31,275)
Shelf offering costs	(714,719)	—
Withholding tax obligation settlement	—	(1,488,193)
Net cash provided by financing activities	68,585,975	58,780,679

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(1,922,302)	2,241,391
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,838,658	731,744
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,916,356	$2,973,135

CASH PAID DURING PERIOD FOR INTEREST	$4,431,479	$2,650,071

(1) Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Per Share Data (1)
Net asset value at beginning of period	$15.08	$13.88	$14.97	$14.02
Income from investment operations:
Net investment income (2)	0.33	0.47	0.75	0.89
Net unrealized depreciation on investments (2)	(0.94)	(0.14)	(1.30)	(0.22)
Total from investment operations	(0.61)	0.33	(0.55)	0.67

Distributions to stockholders	(0.42)	(0.42)	(0.84)	(0.84)
Issuance of common stock under shelf offering	0.24	—	0.73	—
Offering costs	(0.02)	—	(0.04)	—
Repayment of principal on notes receivable	—	0.02	—	0.02
Stock surrendered to settle withholding tax obligation	—	—	—	(0.06)
Net asset value at end of period	$14.27	$13.82	$14.27	$13.82

Per share market value at beginning of period	$17.01	$23.86	$19.52	$22.01
Per share market value at end of period	18.71	23.68	18.71	23.68
Total return (3)(4)	12.69%	1.08%	0.45%	11.50%
Shares outstanding at end of period	21,087,574	12,249,683	21,087,574	12,249,683

Ratios/Supplemental Data
Net assets at end of period	$300,848,599	$169,323,895	$300,848,599	$169,323,895
Average net assets (5)	$293,158,407	$169,055,526	$279,259,377	$169,693,656
Ratio of expenses to average net assets-annualized (6)	8.79%	11.32%	9.26%	10.29%
Ratio of net expenses to average net assets-annualized (7)	6.70%	6.91%	6.45%	7.06%
Ratio of net investment income to average net assets-annualized	8.79%	13.54%	9.84%	12.83%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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

MARCH 31, 2008

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

Gladstone SSBIC Corporation (“Gladstone SSBIC”), a wholly-owned subsidiary of the Company, was established on November 21, 2006 for the purpose of holding a license to operate as a Specialized Small Business Investment Company.  Gladstone SSBIC acquired this license in February 2007.  This will enable the Company, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies.  Currently, Gladstone SSBIC holds approximately $2.6 million in a money market account from the proceeds from the Company’s initial stock purchase in Gladstone SSBIC.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents.  Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include commercial paper and money-market funds.  Cash and cash equivalents are carried at cost which approximates fair value as of March 31, 2008 and September 30, 2007.

Concentration of Credit Risk

All of the Company’s cash at March 31, 2008 was deposited with three financial institutions, and the Company’s balances exceed federally insurable limits.  The Company seeks to mitigate this risk by depositing funds with major financial institutions.

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

Investment Valuation

The Company carries its investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “policy”).  The policy is approved by the Company’s Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments.  When these specific third-party appraisals are engaged or accepted, the Company would use such appraisals to value the investment the Company has in that business if it was determined that the appraisals were the best estimate of fair value.

The policy, which is summarized below, applies to publicly-traded securities, securities for which a limited market exists, and securities for which no market exists.

Publicly-traded securities: The Company determines the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date.  To the extent that the Company owns restricted securities that are not freely tradable, but for which a public market otherwise exists, the Company will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the firm bid price.  If a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date.  To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the policy.

Securities for which no market exists: The fair value of the Company’s debt securities that are not publicly traded, or for which a limited market does not exist, and that are issued by portfolio companies where the Company has no equity, or equity-like securities, rely on opinions of value submitted to it by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments.

The fair value of convertible debt, equity, or other equity-like securities is determined based on the total enterprise value of the portfolio company, or issuer, which is calculated using a liquidity waterfall approach.  This approach incorporates some or all of the following factors to determine the total enterprise value of the issuer: the issuer’s ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, and discounted cash flow or other pertinent factors. In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts.

Debt securities that are issued by portfolio companies where the Company has equity or equity-like securities are valued at cost, if there is adequate total enterprise value determined when valuing the Company’s equity securities of the portfolio company as discussed above. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

Finally, the Company requests that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when the Company determines that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  At March 31, 2008, two Non-Control/Non-Affiliate investment were on non-accrual with an aggregate cost basis of approximately $8.2 million, or about 2% of the cost basis of all investments in the Company’s portfolio as compared to September 30, 2007, in which one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.2 million at September 30, 2007, or less than 1% of the cost basis of all investments in the Company’s portfolio.  Conditional interest, or a success fee, is recorded upon full repayment of a loan investment.

Paid in Kind Interest

The Company seeks to avoid PIK interest; however, the Company has one loan in its portfolio that contains a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC (as discussed in the Dividends policy below), this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. The Company recorded PIK interest income of $15,696 and $29,622, respectively, for the three and six months ended March 31, 2008 from investments on the consolidated statement of operations. There were no PIK loans in the Company’s portfolio during the three and six months ended March 31, 2007.

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

Federal Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital.  The Company may also be subject to federal excise tax if it does not distribute at least 98% of its taxable income and net capital gains in any calendar year.

Dividends

Distributions to stockholders are recorded on the record date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a dividend to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a dividend is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more.  The Company may retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends; however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, SAB 109 revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which  supersedes  SAB  105,  “Application  of  Accounting  Principles  to  Loan Commitments,” requires  the  expected  net  future  cash  flows  related to the associated  servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the impact of this pronouncement on the reporting of its derivatives.

NOTE 3. INVESTMENTS

Non-Control/Non-Affiliate Investments

At March 31, 2008 and September 30, 2007, the Company held investments in Non-Control/Non-Affiliate of approximately $438.9 million and $354.8 million, at cost, respectively.

Control Investments

At March 31, 2008, the Company had two control investments in BERTL, Inc. (“BERTL”) and U.S. Healthcare, Inc. (“U.S. Healthcare”).

•      BERTL: The Company originally purchased a past due debt instrument in MCA Communications LLC, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL’s obligations under the debt instrument on September 28, 2007.  BERTL is a web-based evaluator of digital imaging products.

•      U.S. Healthcare: The Company offered at public sale certain assets of U.S. Healthcare on January 30, 2008, consisting generally of all fixtures and all tangible and intangible personal property.  The Company acquired these assets in the sale, through a newly formed subsidiary, and will continue the business of U.S. Healthcare under its control.  U.S. Healthcare is a service-magazine publisher/operator.

The investments in BERTL and U.S. Healthcare consisted of the following as of March 31, 2008 and September 30, 2007:

		March 31, 2008		September 30, 2007
Company	Investment	Cost	Fair Value	Cost	Fair Value
BERTL, Inc.	Line of credit	$637,948	$—	$—	$—
	Common stock	423,548	—	923,548	923,548

U.S. Healthcare, Inc.*	Senior Term Debt	2,469,754	451,389	—	—
Total control investments		$3,531,250	$451,389	$923,548	$923,548

* U.S. Healthcare, Inc. is a new control investment as of March 31, 2008.

Investments at fair value consisted of the following industry classifications as of March 31, 2008 and September 30, 2007:

	March 31, 2008			September 30, 2007
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$4,395,203	1.1%	1.5%	$4,615,750	1.3%	2.1%
Automobile	6,011,280	1.5%	2.0%	6,245,938	1.8%	2.8%
Broadcast (TV & Radio)	48,824,360	11.8%	16.2%	41,934,377	12.0%	19.0%
Buildings and Real Estate	14,268,125	3.5%	4.7%	—	—	—
Cargo Transport	28,687,571	7.0%	9.5%	15,685,197	4.5%	7.1%
Chemicals, Plastics & Rubber	27,686,897	6.7%	9.2%	25,110,192	7.2%	11.4%
Diversified/Conglomerate Manufacturing	3,383,000	0.8%	1.1%	3,710,700	1.1%	1.7%
Electronics	29,352,554	7.1%	9.8%	31,351,318	9.0%	14.2%
Farming & Agriculture	13,356,608	3.2%	4.4%	11,537,833	3.3%	5.2%
Finance	1,885,950	0.5%	0.6%	2,460,125	0.7%	1.1%
Healthcare, Education & Childcare	63,087,834	15.2%	21.0%	36,927,299	10.5%	16.7%
Home & Office Furnishings	16,964,344	4.1%	5.6%	17,057,109	4.9%	7.7%
Leisure, Amusement, Movies & Entertainment	8,844,875	2.1%	2.9%	9,508,750	2.7%	4.3%
Machinery	9,981,204	2.4%	3.3%	9.883,350	2.8%	4.5%
Mining, Steel, Iron & Non-Precious Metals	26,289,450	6.4%	8.7%	27,057,277	7.7%	12.2%
Personal and Non-durable Consumer Products	8,675,775	2.1%	2.9%	8,977,500	2.6%	4.1%
Printing & Publishing	66,722,362	16.2%	22.2%	72,190,583	20.6%	32.7%
Retail Stores	24,237,500	5.9%	8.1%	14,986,500	4.3%	6.8%
Textiles & Leather	10,082,544	2.4%	3.4%	10,604,732	3.0%	4.8%
Total	$412,737,436	100.0%		$349,844,530	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2008 and September 30, 2007:

	March 31, 2008			September 30, 2007
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$209,958,701	50.8%	69.8%	$152,927,681	43.7%	69.2%
West	66,487,683	16.1%	22.1%	70,842,472	20.2%	32.1%
Mid-Atlantic	53,462,074	13.0%	17.8%	56,865,802	16.3%	25.7%
Southeast	63,500,909	15.4%	21.1%	44,488,416	12.7%	20.1%
Northeast	12,906,774	3.1%	4.3%	17,331,801	5.0%	7.8%
U.S. Territory	6,421,295	1.6%	2.1%	7,388,358	2.1%	3.3%
	$412,737,436	100.0%		$349,844,530	100.0%

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

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining six months:	2008	$17,670,339
For the year ending September 30:	2009	32,518,137
	2010	46,228,823
	2011	106,735,171
	2012	96,287,900
	2013	90,993,643
	Thereafter	48,513,598
	Total Contractual Repayments	$438,947,611
	Investments in Equity Securities	3,448,101
	Total	$442,395,712

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”), which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three and six months ended March 31, 2008 or March 31, 2007. The Company received $48,826 and $300,941 of principal repayments during the six months ended March 31, 2008 and 2007, respectively.  The Company recognized interest income from all employee stock option loans of $118,106 and $236,282 for the three and six months ended March 31, 2008, as compared to $132,931 and $271,122 for the three and six months ended March 31, 2007, respectively.

Investment Advisory and Management and Administration Agreements

The Company is externally managed by the Adviser, which is controlled by its chairman and chief executive officer, under a contractual investment advisory agreement.  On October 1, 2006, the Company entered into the investment advisory agreement (the “Advisory Agreement”).

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

The Adviser’s board of directors voluntarily waived, for the three months ended March 31, 2008 and March 31, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived the entire incentive fee due for the three months ended March 31, 2008 and a portion of the incentive fee due for the three months ended March 31, 2007.

In addition to the base management and incentive fees under the Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies are credited against the investment advisory fee.  Effective April 1, 2007, 50% of certain of the fees received by the Adviser have been voluntarily credited against the base management fee.  In addition, the Company will continue to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying consolidated statement of operations:

	Three months ended		Six months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Base management fee	$556,507	$599,608	$1,134,427	$1,150,702
Credit for investment advisory fees received by Adviser	(150,000)	(775,000)	(971,838)	(1,086,000)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% per annum	(98,946)	(149,124)	(202,386)	(301,786)
Net base management fee	$307,561	$(324,516)	$(39,797)	$(237,084)

Incentive fee	$1,288,428	$1,158,995	$2,749,085	$2,307,478
Credit from voluntary waiver issued by Adviser’s board of directors	(1,288,428)	(1,088,378)	(2,749,085)	(1,657,372)
Net incentive fee	$—	$70,617	$—	$650,106

Credit for investment advisory fees received by Adviser	$(150,000)	$(775,000)	$(971,838)	$(1,086,000)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% per annum	(98,946)	(149,124)	(202,386)	(301,786)
Incentive fee credit	(1,288,428)	(1,088,378)	(2,749,085)	(1,657,372)
Credit to base management and incentive fees from Adviser	$(1,537,374)	$(2,012,502)	$(3,923,309)	$(3,045,158)

As of March 31, 2008, the Company owed $307,561 of base management fee to the Adviser, presented in the Fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2% base management fee under the Advisory Agreement.  Effective in April 2006, the Adviser’s board of directors voluntarily reduced the annual servicing fee rate on these loans to 0.5%. For the three and six months ended March 31, 2008, these loan servicing fees totaled $1,561,941 and $2,943,248, respectively, as compared to loan servicing fees for the three and six months ended March 31, 2007 of $760,623 and $1,479,775, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item base management fee in the accompanying consolidated statements of operations.  At March 31, 2008, the Company owed $385,424 of unpaid loan servicing fees to the Adviser, which are netted and recorded in Fees due to Adviser.  At September 30, 2007, the Company owed $267,427 in loan servicing fees to the Adviser, recorded in Fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  Under the Advisory Agreement, the Adviser also provides managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance services.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  The Company recorded an administration fee of $240,579 and $452,254, respectively, for the three and six months ended March 31, 2008, as compared to an administration fee of $168,766 and $294,851, respectively, for the three and six months ended March 31, 2007. As of March 31, 2008 and September 30, 2007, $240,579 and $237,510, respectively, was unpaid and included in the Fee due to Administrator in the accompanying consolidated statements of assets and liabilities.

NOTE 5. LINE OF CREDIT

Through Business Loan, the Company has a $300 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledges the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period.  Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances.  The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate, plus 1.0%. In February 2008, the Company increased the DB Facility to $250 million.  The DB Facility matures on May 23, 2008.  As of March 31, 2008, the outstanding principal balance under the DB Facility was approximately $123.5 million at a stated interest rate of approximately 3.31%, plus a 1.20% program fee.  In April 2008, the Company increased the DB Facility to $300 million (see further discussion in footnote 11. Subsequent Events). Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2008, the remaining borrowing capacity available under the DB Facility was approximately $126.5 million.  The weighted average borrowings outstanding under the DB Facility for the six months ended March 31, 2008 and 2007 were $142.8 million and $90.8 million, respectively, at a weighted average annual interest cost of 6.26% and 6.74%, respectively, which was computed by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2008, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At March 31, 2008 and September 30, 2007, the amount due from custodian was $3,070,386 and $3,230,385, respectively.

The Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $100 million and 75% of equity issuances after May 2003 and maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2008, the Company was in compliance with all covenants under the performance guaranty.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304,000.  The interest rate cap agreement’s current notional amount is $4.7 million and it has a current fair market value of $5 which is recorded in other assets on the Company’s consolidated balance sheet at March 31, 2008.  At September 30, 2007, the interest rate cap agreement had a fair market value of $12,314.  The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the three and six months ended March 31, 2008, the Company recorded $1,204 and $6,810, as compared to $10,239 and $22,793 for the three and six months ended March 31, 2007, of income from the interest rate cap agreement, recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.

NOTE 7.  COMMON STOCK TRANSACTIONS

Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Balance at September 30, 2006	12,305,008	$12,305
Issuance of Common Stock Under Stock Option Plan	5,000	5
Shares surrendered for settlement of withholding tax	(60,325)	(60)
Balance at March 31, 2007	12,249,683	$12,250

Balance at September 30, 2007	14,762,574	$14,763
Issuance of Common Stock Under Shelf Offerings	6,325,000	6,325
Balance at March 31, 2008	21,087,574	$21,088

Offerings of Common Stock

On October 19, 2007, the Company completed an offering of 2,500,000 shares of its common stock, at a price of $18.70 per share, less an underwriter’s discount of $1.03 per share, under a shelf registration statement on Form N-2 (File No. 333-143027), and pursuant to the terms set forth in a prospectus dated July 5, 2007 (the “Registration Statement”), as supplemented by a final prospectus supplement dated October 15, 2007. The underwriter exercised its over-allotment option and the Company closed on an additional 375,000 shares of common stock on November 19, 2007  Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by the Company, were approximately $50.5 million and were used to repay a portion of outstanding borrowings under the Company’s line of credit.

On February 5, 2008, the Company completed an offering of 3,000,000 shares of common stock at a price of $17.00 per share, less an underwriting discount of $0.935 per share, under the Registration Statement and as supplemented by a final prospectus supplement dated January 30, 2008. On February 26, 2008, the underwriter exercised its over-allotment option and the Company closed on an additional 450,000 shares of common stock.  Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by the Company, were approximately $55.0 million and were used to repay a portion of outstanding borrowings under the Company’s line of credit.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations per share for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(11,904,178)	$4,084,851	$(10,003,681)	$8,248,454

Denominator for basic and diluted shares	19,670,333	12,249,683	18,312,018	12,272,012
Basic and diluted net (decrease) increase in net assets resulting from operations per share	$(0.61)	$0.33	$(0.55)	$0.67

NOTE 9. DIVIDENDS

Dividends and Distributions

The following table lists the per share dividends paid for the six months ended March 31, 2008 and 2007:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2008	March 21, 2008	March 31, 2008	$0.14
	February 21, 2008	February 29, 2008	$0.14
	January 23, 2008	January 31, 2008	$0.14
	December 20, 2007	December 31, 2007	$0.14
	November 21, 2007	November 30, 2007	$0.14
	October 23, 2007	October 31, 2007	$0.14
		Total	$0.84

2007	March 22, 2007	March 30, 2007	$0.14
	February 20, 2007	February 28, 2007	$0.14
	January 23, 2007	January 31, 2007	$0.14
	December 20, 2006	December 29, 2006	$0.14
	November 21, 2006	November 30, 2006	$0.14
	October 23, 2006	October 31, 2006	$0.14
		Total	$0.84

Section 19(a) Disclosure

The Company’s Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act.  On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also sends to its registered stockholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be paid from any other source other than net investment income.  The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records of the Company are finalized for the calendar year.  Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount.  Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended March 31, 2008:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
March 31, 2008	$0.114	$0.026	$0.140
February 29, 2008	0.140	—	0.140
January 31, 2008	0.140	—	0.140

Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital.  Subsequent to the quarter ended March 31, 2008, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
March 31, 2008	$0.088	$0.052	$0.140
February 29, 2008	0.106	0.034	0.140
January 31, 2008	0.139	0.001	0.140

For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
June 30, 2008	$0.125	$0.015	$0.140
May 31, 2008	0.121	0.019	0.140
April 30, 2008	0.120	0.020	0.140

NOTE 10. COMMITMENT AND CONTINGENCIES

As of March 31, 2008, the Company was a party to signed and non-binding term sheets for three loan originations for an aggregate of $37.1 million.  The Company expects to fund these potential investments within the next 12 months.  All prospective investments are subject to, among other things, the satisfactory completion of the Company’s due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective loan, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. The Company has initiated its due diligence investigations of the potential borrowers, however there can be no guarantee that facts will not be discovered in the course of completing the due diligence that would render a particular investment imprudent or that any of these investments will actually be made.

NOTE 11. SUBSEQUENT EVENTS

Dividends

In April 2008, the Company’s Board of Directors declared the following monthly cash dividends:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2008	April 22, 2008	April 30, 2008	$0.14
	May 21, 2008	May 30, 2008	$0.14
	June 20, 2008	June 30, 2008	$0.14

Amendment to Credit Agreement

On April 25, 2008, the Company, through its wholly-owned subsidiary, Gladstone Business Loan, amended its credit agreement.  The amendment added Branch Banking and Trust Company (“BB&T”) as a committed lender, expanded the facility from $250 million to $300 million and modified certain existing definitions to the credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our loans typically range from $5 million to $20 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at fixed or variable rates. Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”) interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review.

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

Original issue discounts (“OID”) arise when we extend a loan and receive an equity interest in the borrower at the same time.  To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan to the value of the equity.  Then the amount allocated to the equity, the OID, must be amortized over the life of the loan.  As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), whereas the cash income will not be received, if at all, until the equity instrument is sold.  We seek to avoid OID and to date do not hold any investments with OID.

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

During the six months ended March 31, 2008, we extended, directly or through participations, approximately $71.9 million of new loan originations, including a common equity warrant, to a total of 6 new companies and also increased our investments in existing portfolio companies through revolver draws or the additions of new term notes in the aggregate of $21.9 million, for total new investments of $93.8 million. During the six months ended March 31, 2008, one investment repaid in full and we experienced contractual amortization, revolver repayments and some unscheduled partial repayments, for total principal repayments of approximately $7.0 million.  Since our initial public offering in August 2001, we have made 243 different loans to, or investments in, 126 companies for a total of approximately $859.9 million, before giving effect to principal repayments on investments and divestitures.

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

Investment Advisory and Management Agreement

We are externally managed by our Adviser pursuant to an investment advisory and management agreement (the “Advisory Agreement”), under which our Adviser has directly employed all of our personnel and paid our payroll, benefits, and general expenses directly and we pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance.

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

The Adviser’s board of directors voluntarily waived, for the three months ended March 31, 2008 and March 31, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived the entire fee and a portion of the incentive fees due, respectively in the periods.

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

Administration Agreement

Under the administration agreement we have with our Administrator (the “Administration Agreement”), we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our

Administrator’s total expenses by the percentage of our total assets as of the end of each prior calendar quarter in comparison to the average total assets of the prior quarter of all companies managed by our Adviser, under similar advisory agreements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K as of March 31, 2008.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, SAB 109 revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which  supersedes  SAB  105,  “Application  of  Accounting  Principles  to  Loan Commitments,” requires  the  expected  net  future  cash  flows  related to the associated  servicing of the loan be included in the measurement of all written loan commitments that are accounting for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. We are currently evaluating the impact of this pronouncement on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are evaluating the impact of this pronouncement on the reporting of our derivatives.

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

General Valuation Policy:  We value our investments in accordance with the requirements of the 1940 Act.  As discussed more fully below, we value securities for which market quotations are readily available at their market value.  We value all other securities and assets at fair value as determined in good faith by our Board of Directors.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments.  When these specific third-party appraisals are engaged or accepted, we would use such appraisals to value the investment we have in that business if we determined that the appraisals were the best estimate of fair value.

In determining the value of our investments, our Adviser has established an investment valuation policy (the “policy”).  The policy is approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio.

The policy, which is summarized below, applies to the following categories of securities:

•      Publicly-traded securities;

•      Securities for which a limited market exists; and

•      Securities for which no market exists.

Valuation Methods:

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the firm bid price.  If a firm bid price is unavailable, we base the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date.  To the extent that we use the indicative bid price as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the policy.

Securities for which no market exists: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, and which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid in kind (“PIK”) interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. We may also submit PIK interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of March 31, 2008 included in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

We value Non-Public Debt Securities and equity or equity-like securities (e.g. convertible debt, equity, or other equity-like securities) that are purchased together from the same portfolio company, or issuer, as part of a package based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.  Under this approach, we first calculate the total enterprise value of the issuer. This calculation incorporates some or all of the following factors to determine the total enterprise value of the issuer:

•      the issuer’s ability to make payments;

•      the earnings of the issuer;

•      recent sales to third parties of similar securities;

•      the comparison to publicly traded securities; and

•      discounted cash flow or other pertinent factors.

(In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts.) Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of those issuers. These debt securities are valued at cost. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value the issuer’s equity or equity like securities.

Finally, with respect to success fees (conditional interest included in some loan securities), we request that SPSE also evaluate and assign values to the success fees whenever we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market.

Valuation Considerations:  From time to time, depending on certain circumstances, the Adviser may use the following valuation considerations, including but not limited to:

•      the risk rating of the security (see “Loan Grading and Risk Rating”);

•      the cost basis and the type of the security;

•      the nature and realizable value of the collateral;

•      the portfolio company’s ability to make payments and discounted cash flow;

•      reports from portfolio company senior management and board meetings;

•      reported values of similar securities of the portfolio company or comparable companies;

•      changes in the economy affecting the portfolio company; and

•      other third-party appraisals of the portfolio companies.

Credit Information:  Our Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and our Adviser participate in the periodic board meetings of our portfolio companies in which we hold control and affiliate investments and also require them to provide annual audited and monthly unaudited financial statements. Using these statements and board discussions, our Adviser calculates and evaluates the credit statistics.

Loan Grading and Risk Rating:  As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by a NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At March 31, 2008, two investments were on non-accrual and at September 30, 2007 one investment was on non-accrual. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2008 and September 30, 2007, representing approximately 82% and 79%, respectively, of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2008	Sept. 30, 2007
Average	7.5	7.3
Weighted Average	7.1	7.1
Highest	9.0	9.0
Lowest	5.0	4.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at March 31, 2008 and September 30, 2007, representing approximately 4% of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2008	Sept. 30, 2007
Average	6.3	6.0
Weighted Average	6.1	6.0
Highest	7.0	6.0
Lowest	6.0	6.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at March 31, 2008 and September 30, 2007, representing approximately 13% and 17%, respectively, of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2008	Sept.30, 2007
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	BB/Ba3	B/B3
Lowest	CCC/Caa2	CCC/Caa2

For the six months ended March 31, 2008, we had total unrealized depreciation of approximately $23.7 million, which was primarily derived from our Non-Control/Non-Affiliate investments. The loan market continued to be extremely volatile during the six months ended March 31, 2008 and, as a result, certain of our loan investments experienced significant declines in fair market value.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Investment Income

Investment income for the three months ended March 31, 2008 was $11,349,567, as compared to $8,643,778 for the three months ended March 31, 2007.

Interest income from our investments in debt securities of private companies was $11,124,025 for the three months ended March 31, 2008, as compared to $8,254,459 for the three months ended March 31, 2007.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments increased $2.9 million, or 34.8%, during the three months ended March 31, 2008 compared to the prior year period based on the overall growth in the cost basis of our investments, offset by the decrease in the weighted average yield.  The success fees during the three months ended March 31, 2008 and 2007 were $0 and $533,000, respectively, with the March 31, 2007 success fee resulting from a refinancing by Badanco Acquisition Corp.

•      The interest-bearing investment portfolio had an average cost basis of approximately $396.9 million for the three months ended March 31, 2008, as compared to an average cost basis of $248.9 million for the three months ended March 31, 2007.  The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Three months ended March 31, 2008

Company	Interest Income	%
Reliable Biopharma	$748,645	6.7%
Westlake Hardware	703,172	6.3%
Sunshine Media	693,369	6.2%
Clinton Aluminum	470,167	4.2%
GFRC Cladding	406,573	3.7%
Subtotal	$3,021,926	27.1%
Other companies	8,102,099	72.9%
Total interest income	$11,124,025	100.0%

Three months ended March 31, 2007

Company	Interest Income	%
Badanco	$865,469	10.5%
Westlake Hardware	471,400	5.7%
Specialty Coatings	316,447	3.8%
Doe and Ingalls	259,965	3.1%
Allied Extruders	250,965	3.0%
Subtotal	$2,164,246	26.1%
Other companies	6,090,213	73.9%
Total interest income	$8,254,459	100.0%

•      The annualized weighted average yield on our portfolio for the three months ended March 31, 2008 was 10.1% compared to 12.0% for the three months ended March 31, 2007.  The weighted average yields were not materially impacted by the PIK interest, which were $15,696 and $0 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR, which was 3.62% for the three months ended March 31, 2008, compared to 5.32% in the prior year period, as well as two investments being on non-accrual during the three months ended March 31, 2008 (LocalTel, Inc. and West Cost Yellow Pages, Inc.) and none in the prior year period.

Interest income from invested cash and cash equivalents for the three months ended March 31, 2008 was $102,436, as compared to $31,645 for the three months ended March 31, 2007. Interest income increased from the prior year due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the three months ended March 31, 2008 and March 31, 2007, was $118,106 and $132,931, respectively.  The decrease is due to the cancellation in full of one employee loan during the fourth quarter of the prior fiscal year.

Prepayment fees and other income for the three months ended March 31, 2008 was $5,000 as compared to $224,743 for the three months ended March 31, 2007.  The income for the prior period consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary waivers to the base management and incentive fees, were $4,907,428 for the three months ended March 31, 2008, as compared to $2,919,421 for the three months ended March 31, 2007. Operating expenses for the three months ended March 31, 2008 reflected a significant increase in loan servicing fees and a decrease in credits to base management and incentive fees.

Interest expense for the three months ended March 31, 2008 was $1,854,815, as compared to $1,811,019 for the three months ended March 31, 2008.  This increase is primarily a result of increased borrowings under our line of credit during the three months ended March 31, 2008, which borrowings were partially used to finance our increased investments.

Loan servicing fees for the three months ended March 31, 2008 were $1,561,941, as compared to $760,623 for the three months ended March 31, 2007.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.  The average size of our investment portfolio, excluding equity investments and control investments, was approximately $409.0 million for the three months ended March 31, 2008 as compared to approximately $261.8 million for the three months ended March 31, 2007.  These fees were reduced against the amount of the base management fee due to our Adviser.

Base management fee for the three months ended March 31, 2008 was $556,507, as compared to $599,608 for the three months ended March 31, 2007.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement,” and is summarized in the table below:

	Three months ended
	March 31, 2008	March 31, 2007
Base management fee	$556,507	$599,608
Credit for investment advisory fees received by Adviser (1)	(150,000)	(775,000)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (2)	(98,946)	(149,124)
Net base management fee	$307,561	$(324,516)

(1)   Effective April 1, 2007, the board of our Adviser reduced the amount of voluntary credit for investment advisory fees received by our Adviser from 100% of the fees received to 50% of the fees received.  Therefore, the three months ended March 31, 2008 reflects the reduced credit for fees received by our Adviser.

(2)   The board of our Adviser voluntarily waived, for the three months ended March 31, 2008 and 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the three months ended March 31, 2008 was $1,288,428, as compared to $1,158,995 for the three months ended March 31, 2007.  The board of our Adviser waived the entire incentive fee for the three months ended March 31, 2008 and a portion of the incentive fee due for the three months ended March 31, 2007.  The incentive fees and associated credits are summarized in the table below:

	Three months ended
	March 31, 2008	March 31, 2007
Incentive fee	$1,288,428	$1,158,995
Credit from voluntary waiver issued by Adviser’s board of directors	(1,288,428)	(1,088,378)
Net incentive fee	$—	$70,617

Administration fee for the three months ended March 31, 2008 was $240,579 as compared to $168,766 for the three months ended March 31, 2007. The increase is due to the addition of administration staff and related expenses.

Professional fees, consisting primarily of legal and audit fees, for the three months ended March 31, 2008 were $410,034, as compared to $109,081 for the three months ended March 31, 2007.  The increase is due to the recording of audit accruals and non reimbursable legal fees.

Amortization of deferred financing fees, in connection with our line of credit, was $183,780 for the three months ended March 31, 2008, as compared to $68,200 for the three months ended March 31, 2007.  The increase is due to the amortization of additional fees incurred with our line of credit which were not in place during the prior year period.

Stockholder related costs for the three months ended March 31, 2008 were $138,346, as compared to $87,288 for the three months ended March 31, 2007.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, SEC filing fees, and the production of our annual report.  These fees increased during the three months ended March 31, 2008 due to the additional filing fees as compared to the prior year.

Directors’ fees for the three months ended March 31, 2008 and 2007 were $56,970 and consisted of amortization of their annual stipend and meeting stipends.

Insurance expense for the three months ended March 31, 2008 was $58,717, as compared to $62,398 for the three months ended March 31, 2007. The decrease was primarily the result of a decrease of our directors and officers insurance policy premiums.

Other expenses for the three months ended March 31, 2008 were $94,685, as compared to $48,975 for the three months ended March 31, 2007.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized Gain on Sale of Investments

During the three months ended March 31, 2008, we did not realize any gains or losses, as compared to a realized net gain of $84,205 from the sale or repayment of nine syndicate loan investments in the three months ended March 31, 2007.

Realized Gain on Settlement of Derivative

During the three months ended March 31, 2008, we received interest rate cap agreement payments of $1,204 as a result of the one month LIBOR having a downward trend, as opposed to an increasing trend in the three months ended March 31, 2007 in which we received payments of $10,239.  We receive payments when the one month LIBOR is over 5% and continues to grow month over month, not when the one month LIBOR decreases.

Net Unrealized Depreciation on Derivative

During the three months ended March 31, 2008, we recorded net unrealized depreciation of $1,756 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of $15,801 during the three months ended March 31, 2007.

Net Unrealized Depreciation on Investments

For the three months ended March 31, 2008, we recorded net unrealized depreciation on investments of $18,345,765, as compared to net unrealized depreciation of $1,718,149, for the three months ended March 31, 2007.  The unrealized depreciation is mainly attributable to the decrease in fair value on our portfolio, most notably in the following investments:  LocalTel, Inc., Greatwide Logistics Services, Inc., Visual Edge Technology, Inc., and U.S. Healthcare Communications, LLC.  Our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets.  Although our investment portfolio has depreciated, our entire portfolio is fair valued at 93% of cost as of March 31, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders.

Net Increase in Net Assets from Operations

Overall, we realized a net decrease in net assets resulting from operations of $11,904,178 for the three months ended March 31, 2008.  Based on a weighted-average of 19,670,333 basic and diluted shares outstanding, our net decrease in net assets from operations per weighted-average common share for the three months ended March 31, 2008 was $0.61, basic and diluted.

For the three months ended March 31, 2007, we realized a net increase in net assets resulting from operations of $4,084,851.  Based on a weighted-average of 12,249,683 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended March 31, 2007 was $0.33, basic and diluted.

Comparison of the Six Months Ended March 31, 2008 to the Six Months Ended March 31, 2007

Investment Income

Investment income for the six months ended March 31, 2008 was $22,751,206, as compared to $16,877,496 for the six months ended March 31, 2007.

Interest income from our investments in debt securities of private companies was $22,263,003 for the six months ended March 31, 2008, as compared to $16,153,059 for the six months ended March 31, 2007.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments increased $6.1 million, or 37.8%, during the six months ended March 31, 2008 compared to the prior year period based on the overall growth in the cost basis of our investments, offset by the decrease in the weighted average yield.  The success fees during the six months ended March 31, 2008 and 2007 were $346,000 and $1,733,000, respectively.  The success fee for the six months ending March 31, 2008 resulted from a refinancing by Westlake Hardware, Inc., while the success fee for the six months ended March 31, 2007 resulted from a refinancing by Badanco Acquisition Corp. and a full repayment by Mistras Holdings Corp.

•      The interest-bearing investment portfolio had an average cost basis of approximately $396.6 million for the six months ended March 31, 2008, as compared to an average cost basis of $248.8 million for the six months ended March 31, 2007.  The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Six months ended March 31, 2008

Company	Interest Income	%
Sunshine Media	$1,402,945	6.3%
Westlake Hardware	1,377,568	6.2%
Reliable Biopharma	1,332,490	6.0%
Clinton Aluminum	956,979	4.3%
Winchester Electronics	699,940	3.1%
Subtotal	$5,769,922	25.9%
Other companies	16,493,081	74.1%
Total interest income	$22,263,003	100.0%

Six months ended March 31, 2007

Company	Interest Income	%
Badanco	$1,307,499	8.1%
Westlake Hardware	953,661	5.9%
Specialty Coatings	651,403	4.0%
Doe and Ingalls	531,347	3.3%
Allied Extruders	507,738	3.1%
Subtotal	$3,951,648	24.4%
Other companies	12,201,411	75.6%
Total interest income	$16,153,059	100.0%

•      The annualized weighted average yield on our portfolio for the six months ended March 31, 2008 was 10.6% compared to 12.6% for the six months ended March 31, 2007.  The weighted average yields were not materially impacted by the PIK interest, which were $29,622 and $0 for the six months ended March 31, 2008 and 2007, respectively.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR, which was 4.32% for the six months ended March 31, 2008, compared to 5.33% in the prior year period, as well as two investments being on non-accrual during the six months ended March 31, 2008 (LocalTel, Inc. and West Cost Yellow Pages, Inc.) and none in the prior year period.

Interest income from invested cash and cash equivalents for the six months ended March 31, 2008 was $246,921, as compared to $68,914 for the six months ended March 31, 2007 due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the six months ended March 31, 2008 and March 31, 2007, was $236,282 and $271,122, respectively.  The decrease is due to the cancellation in full of one employee loan during the fourth quarter of the prior fiscal year.

Prepayment fees and other income for the six months ended March 31, 2008 was $5,000, as compared to $384,401 for the six months ended March 31, 2007.  The income for the prior period consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary waivers to the base management and incentive fees, were $9,005,782 for the six months ended March 31, 2008, as compared to $5,990,213 for the six months ended March 31, 2007. Operating expenses for the six months ended March 31, 2007 reflected a significant increase in interest expense and loan servicing fees.

Interest expense for the six months ended March 31, 2008 was $4,211,130, as compared to $2,931,276 for the six months ended March 31, 2007.   This increase is primarily a result of increased borrowings under our line of credit during the six months ended March 31, 2008, which borrowings were partially used to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Loan servicing fees for the six months ended March 31, 2008 were $2,943,248, as compared to $1,479,775 for the six months ended March 31, 2007.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.  The average size of our investment portfolio, excluding equity investments and control investments, was approximately $377.1 million for the six months ended March 31, 2008 as compared to approximately $248.2 million for the six months ended March 31, 2007.  These fees were reduced against the amount of the base management fee due to our Adviser.

Base management fee for the six months ended March 31, 2008 was $1,134,427, as compared to $1,150,702 for the six months ended March 31, 2007.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement,” and is summarized in the table below:

	Six months ended
	March 31, 2008	March 31, 2007
Base management fee	$1,134,427	$1,150,702
Credit for investment advisory fees received by Adviser (1)	(971,838)	(1,086,000)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (2)	(202,386)	(301,786)
Net base management fee	$(39,797)	$(237,084)

(1)   Effective April 1, 2007, the board of our Adviser reduced the amount of voluntary credit for investment advisory fees received by our Adviser from 100% of the fees received to 50% of the fees received.  Therefore, the six months ended March 31, 2008 reflects the reduced credit for fees received by our Adviser.

(2)   The board of our Adviser voluntarily waived, for the six months ended March 31, 2008 and 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the six months ended March 31, 2008 was $2,749,085, as compared to $2,307,478 for the six months ended March 31, 2007.  The board of our Adviser waived the entire incentive fee for the six months ended March 31, 2008 and a portion of the incentive fee due for the six months ended March 31, 2007.  The incentive fees and associated credits are summarized in the table below:

	Six months ended
	March 31, 2008	March 31, 2007
Incentive fee	$2,749,085	$2,307,478
Credit from voluntary waiver issued by Adviser’s board of directors	(2,749,085)	(1,657,372)
Net incentive fee	$—	$650,106

Administration fee for the six months ended March 31, 2008 was $452,254, compared to $294,851 for the six months ended March 31, 2007.  The increase is due to the addition of administration staff and related expenses.

Professional fees, consisting primarily of legal and audit fees, for the six months ended March 31, 2008 were $539,287, as compared to $220,001 for the six months ended March 31, 2007.  The increase is due to the recording of audit accruals and non reimbursable legal fees.

Amortization of deferred financing costs, in connection with our line of credit, was $257,579 for the six months ended March 31, 2008, as compared to $126,500 for the six months ended March 31, 2007.  The increase is due to the amortization of additional fees incurred with our line of credit which were not in place during the prior year period.

Stockholder related costs for the six months ended March 31, 2008 were $258,115, as compared to $151,016 for the six months ended March 31, 2007.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, SEC filing fees and annual report printing fees.  These fees increased during the six months ended March 31, 2008 due to the size and quantity of our annual report and additional filing fees as compared to the prior year.

Directors’ fees for the six months ended March 31, 2008 and 2007 were $111,220 and consisted of amortization of their annual stipend and meeting stipends.

Insurance expense for the six months ended March 31, 2008 was $112,930, as compared to $125,092 for the six months ended March 31, 2007. The increase is primarily the result of a decrease in the amortization of our directors and officers insurance policy premiums.

Other expenses for the six months ended March 31, 2008 was $159,816, as compared to $137,460 for the six months ended March 31, 2007.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized Gain on Sale of Investments

During the six months ended March 31, 2008, we did not realize any gains or losses, as compared to a realized net gain of $86,519 from the sale or repayment of eleven syndicate loan investments in the six months ended March 31, 2007.

Realized Gain on Settlement of Derivative

During the six months ended March 31, 2008 and March 31, 2007, we received interest rate cap agreement payments of  $6,810 and $22,793, respectively, as a result of the one month LIBOR exceeding 5%.

Net Unrealized Depreciation on Derivative

During the six months ended March 31, 2008, we recorded net unrealized depreciation of $12,309 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of $25,613 during the six months ended March 31, 2007.

Net Unrealized Depreciation on Investments

For the six months ended March 31, 2008, we recorded net unrealized depreciation on investments of $23,743,606, as compared to net unrealized depreciation of $2,722,528, for the six months ended March 31, 2007.  The unrealized depreciation is mainly attributable to the decrease in fair value on our portfolio, most notably in the following investments:  LocalTel, Inc., Greatwide Logistics Services, Inc., Visual Edge Technology, Inc., and U.S. Healthcare Communications, LLC.  Our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets.  Although our investment portfolio has depreciated, our entire portfolio is fair valued at 93% of cost as of March 31, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders.

Net Increase in Net Assets from Operations

Overall, we realized a net decrease in net assets resulting from operations of $10,003,681 for the six months ended March 31, 2008.  Based on a weighted-average of 18,312,018 basic and diluted shares outstanding, our net decrease in net assets from operations per weighted-average common share for the six months ended March 31, 2007 was $0.55, basic and diluted.

For the six months ended March 31, 2007, we realized a net increase in net assets resulting from operations of $8,248,454.  Based on a weighted-average of 12,272,012 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the six months ended March 31, 2007 was $0.67, basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

At March 31, 2008, we had investments in debt securities of, or loans to, 62 private companies, totaling approximately $442.4 million (cost basis) of total assets.

During the six months ended March 31, 2008 and March 31, 2007, the following investment activity occurred:

Quarter Ended	New Investments	Principal Repayments *	Net Gain (Loss) on Disposal
March 31, 2008	$20,483,354	$3,000,023	$—
December 31, 2007	73,340,781	4,046,711	—
	$93,824,204	$7,046,734	$—

March 31, 2007	$75,330,167	$38,263,017	$84,205
December 31, 2006	52,311,008	23,967,229	2,314
	$127,641,175	$62,230,246	$86,519

* The principal repayment activity during the six months ended March 31, 2007 of $62.2 million was substantially higher than the $7.0 million repayment activity during the current year period due to higher than normal levels of refinancing that occurred in 2007.

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year:

		Amount
For the remaining six months:	2008	$17,670,339
For the year ending September 30:	2009	32,518,137
	2010	46,228,823
	2011	106,735,171
	2012	96,287,900
	2013	90,993,643
	Thereafter	48,513,598
	Total Contractual Repayments	$438,947,611
	Investments in Equity Securities	3,448,101
	Total	$442,395,712

Net cash used in operating activities for the six months ended March 31, 2008, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was $72,992,741 as compared to net cash used in operating activities of $56,539,288 for the six months ended March 31, 2007.

Investing Activities

Net cash provided by investing activities for the six months ended March 31, 2008 was $2,484,464, which resulted from the redemption of the U.S. Treasury bill held by Gladstone SSBIC.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2008 was $68,585,975 and mainly consisted of two offerings of common stock for net proceeds of approximately $106.2 million, net repayments on our line of credit of approximately $21.0 million, and approximately $15.7 million for the payment of dividends.  Net cash provided by financing activities was $58,780,679 for the six months ended March 31, 2007 and consisted primarily of net borrowings on our line of credit of approximately $70.3 million and the payment of dividends of approximately $10.3 million.

Dividends

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share for

January, February and March 2008 and also January, February and March 2007.  In April 2008, our Board of Directors declared a monthly dividend of $0.14 per common share for each of April, May, and June 2008.

Issuance of Equity

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital. During fiscal year 2007, we filed a registration statement on Form N-2 (File No. 333-143027) (the “Registration Statement”) with the SEC that permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, or debt securities, of which to date we have issued $123.8 million in common stock, which leaves a remaining capacity of $176.2 million.

On October 19, 2007, we completed an offering of 2,500,000 shares of our common stock at a price of $18.70 per share, less an underwriting discount of $1.03 per share, under the Registration Statement and as supplemented by a final prospectus supplement dated October 15, 2007.  On November 19, 2007, the underwriter exercised its over-allotment option and we closed on an additional 375,000 shares of common stock, at the same price.  Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us, were approximately $50.5 million and were used to repay a portion of outstanding borrowings under our line of credit.

On February 5, 2008, we completed an offering of 3,000,000 shares of our common stock at a price of $17.00 per share, less an underwriting discount of $0.935 per share, under the Registration Statement and as supplemented by a final prospectus supplement dated January 30, 2008. On February 26, 2008, the underwriter exercised its over-allotment option and we closed on an additional 450,000 shares of common stock, at the same price.  Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us, were approximately $55.0 million and were used to repay a portion of outstanding borrowings under our line of credit.

Revolving Credit Facility

Through our wholly-owned subsidiary, Business Loan, we have a $300 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which is scheduled to mature on May 23, 2008.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate, which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period.  Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances.  The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%. As of March 31, 2008, the outstanding principal balance under this credit facility was approximately $123.5 million at an interest rate of approximately 3.31% plus a 1.20% program fee.  In April 2008, we increased the DB Facility to $300 million.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2008, the remaining borrowing capacity available under the DB Facility was approximately $126.5 million.  We are currently working to renew the DB Facility.  In the event that we are not able to renew or refinance the DB Facility once it matures, this could have a material adverse impact on our liquidity and ability to fund new investments.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2008, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize the loans held by Business Loan and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. At March 31, 2008 and September 30, 2007, the amount due from custodian was $3,070,386 and $3,230,385, respectively.

Our Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million plus 75% of equity issued after May 2003 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2008, we were in compliance with our covenants under the performance guaranty.

Contractual Obligations

As of March 31, 2008, we were a party to signed and non-binding term sheets for three loan originations for an aggregate of $37.1 million.  We expect to fund these potential investments within the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently, our portfolio has approximately 62% of the total loan portfolio cost basis at variable rates with a floor, approximately 2% of the total loan portfolio cost basis at a variable rate with a floor and ceiling, approximately 32% of the total loan portfolio cost basis at variable rates without a floor or ceiling and approximately 4% of the total loan portfolio cost basis is at a fixed rate.  All of our variable based loans have rates associated with either the current Prime Rate or LIBOR.

We have a $300 million revolving credit facility, based on variable rates, with Deutsche Bank AG which matures in May 2008.

In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit.  We purchased this interest rate cap agreement with a notional amount of $35 million (which is amortized quarterly) for a one-time, up-front payment of $304,000.  The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 5%.  The cap expires in February 2009.  This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at five percent.  This mitigates our exposure to increases in interest rates on our borrowings on our lines of credit, which are at variable rates.  At March 31, 2008, the cap agreement had a fair market value of $5 and a current notional amount of $4.7 million.  The one month LIBOR rate in effect on our investment portfolio at March 31, 2008 was approximately 2.7%.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.  Under this analysis, a hypothetical increase in the one month LIBOR or the Prime Rate by 1% would increase our net increase in net assets resulting from operations by approximately $0.34 million, or 10.3%, over the next twelve months.  A hypothetical decrease in the one month LIBOR or the Prime Rate by 1% would decrease our net increase in net assets resulting from operations by approximately $0.04 million, or 1.3%, over the next twelve months.  Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are reliant on our credit facility, which is scheduled to mature on May 23, 2008, in order to be able to continue to obtain capital to finance our loans.  In the event that we are not able to renew our facility on terms reasonably acceptable to us, if at all, we may not be able to finance new investments and may be forced to liquidate a portion of our investments at terms that may not be favorable to us.  This could ultimately have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2008 Annual Meeting of Stockholders was held on February 21, 2008. The stockholders voted and approved the following matters:

•                  The election of three directors to hold office until the 2011 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Michela English (2011)	15,534,403	563,060
Anthony W. Parker (2011)	15,534,927	562,536
George Stelljes, III (2011)	15,499,968	597,495

The other directors whose terms of office continued after the meeting are listed below:

Director	End of term
Terry Lee Brubaker	2009
Maurice W. Coulon	2009
David A. R. Dullum	2009
Gerard Mead	2009
Paul Adelgren	2010
David Gladstone	2010
John H. Outland	2010

•                  To approve a series of amendments to our fundamental policies to repeal such policies as follows:

		Number of Shares
		Shares Voted For	Voted Against	Abstained	Broker Non-Votes
A.	To repeal the policy which relates to our ability to invest in securities of a particular issuer.	9,657,535	418,755	151,501	5,869,672
B.	To repeal the policy which relates to our underwriting activities.	9,609,854	455,430	162,507	5,869,672
C.	To repeal the policy which relates to our ability to purchase or sell real estate or interests in real estate or real estate investment trusts.	9,681,665	398,735	147,391	5,869,672

		Number of Shares
		Shares Voted For	Voted Against	Abstained	Broker Non-Votes
D.	To repeal the policy which relates to our ability to sell securities short.	9,477,443	588,465	161,883	5,869,672
E.	To repeal the policy which relates to our ability to purchase securities on margin.	9,436,987	629,461	161,343	5,869,672
F.	To repeal the policy which relates to our ability to write or by put or call options.	9,504,882	555,682	167,227	5,869,672
G.	To repeal the policy which relates to our ability to engage in the purchase or sale of commodities or commodity contracts, including futures contracts.	9,461,196	608,956	157,639	5,869,672
H.	To repeal the policy which relates to our ability to acquire voting stock of, or investing in, any securities issued by any other investment company.	9,687,718	377,059	163,014	5,869,672

•                  To approve a proposal to authorize us to offer and issue long-term rights, including warrants, to purchase shares of our common stock at an exercise price that, at the time such rights are issued, will not be less than the greater of the market value of our common stock or the net asset value of our common stock.  Such rights may be part of or accompanied by other securities of ours such as convertible debt.

Number of Shares
Shares Voted For	Voted Against	Abstained	Broker Non-Votes
9,323,930	746,748	157,113	5,869,672

•                  To ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2008.

Number of Shares
Shares Voted For	Voted Against	Abstained
15,844,802	126,145	126,516

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ GRESFORD GRAY

Gresford Gray
Chief Financial Officer

Date: May 5, 2008

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

10.1

Amendment No. 5 to the Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of February 26, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed February 26, 2008.

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