Form 10-Q
period 2008-06-30
GLADSTONE CAPITAL CORP
filed 2008-08-04
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 4, 2008 was 21,087,574.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30,	September 30,
	2008	2007
ASSETS
Non-Control/Non-Affiliate investments (Cost 6/30/08: $441,319; 9/30/07: $354,835)	$411,069	$348,921
Control investments (Cost 6/30/08: $3,881; 9/30/07: $924)	671	924
Total investments at fair value (Cost 6/30/08: $445,200; 9/30/07 $355,759)	411,740	349,845
Cash and cash equivalents	5,426	8,839
U.S. Treasury bill	—	2,484
Interest receivable – investments in debt securities	3,301	2,426
Interest receivable – employees (Refer to Note 4)	91	21
Due from custodian	6,637	3,230
Deferred financing fees	2,383	186
Prepaid assets	202	337
Other assets	462	361
TOTAL ASSETS	$430,242	$367,729

LIABILITIES
Accounts payable	$8	$6
Interest payable	522	588
Fee due to Administrator (Refer to Note 4)	285	237
Fees due to Adviser (Refer to Note 4)	468	708
Borrowings under lines of credit	133,090	144,440
Accrued expenses and deferred liabilities	905	791
Funds held in escrow	290	—
TOTAL LIABILITIES	135,568	146,770
NET ASSETS	$294,674	$220,959

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,087,574 and 14,762,574 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	$21	$15
Capital in excess of par value	341,281	235,907
Notes receivable – employees (Refer to Note 4)	(9,179)	(9,230)
Net unrealized depreciation on investments	(33,460)	(5,915)
Unrealized depreciation on derivative	(304)	(292)
(Distributions in excess of) accumulated undistributed net investment income	(3,685)	474
TOTAL NET ASSETS	$294,674	$220,959
NET ASSETS PER SHARE	$13.97	$14.97

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company	Industry	Investment (1)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Access Television Network, Inc. (2)	Service-cable airtime (infomercials)	Senior Term Debt (6) (10.5% Due 3/2009)	$2,078	$1,960

ACE Expediters, Inc	Service - over-the-ground logistics	Line of Credit, $850 available (6) (6.0% Due 1/2011)	200	197
		Senior Term Debt (6)	12,544	12,356
		(9.5% Due 1/2012)
		Warrants (8)	200	157

ActivStyle Acquisition Co. (2)	Service-medical products distribution	Line of Credit, $1,500 available (6) (6.7%, Due 7/2009)	1,100	1,078
		Senior Term Debt (6)	4,852	4,754
		(8.5%, Due 9/2012)
		Senior Term Debt (3) (6)	4,435	4,302
		(10.5%, Due 9/2012)

Allison Publications, LLC (2)	Service-publisher of consumer oriented magazines	Line of Credit, $4,000 available (9.0%, Due 9/2010)	—	—
		Senior Term Debt (6)	11,070	10,615
		(9.0%, Due 9/2012)

Anitox Acquisition Company (2)	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (6) (6.7%, Due 1/2010)	2,000	1,940
		Senior Term Debt (6)	2,550	2,473
		(8.5%, Due 1/2012)
		Senior Term Debt (3) (6)	2,750	2,626
		(10.5%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (6) (11.5%, Due 7/2012)	9,506	9,150

BAS Broadcasting	Service-radio station operator	Senior Term Debt (5) (11.5%, Due 7/2013)	7,300	7,300
		Senior Term Debt (3) (5)	1,000	1,000
		(12.0%, Due 7/2009)

Bresnan	Service-telecommunications	Senior Term Debt (7)	3,001	2,865
Communications,		(5.0%, Due 9/2013)
LLC		Senior Subordinated Term Debt (7)	1,509	1,365
		(7.4%, Due 3/2014)

CCS, LLC	Service-cable tv franchise owner	Senior Term Debt (6) (9.0%, Due 8/2008)	3,427	3,358

CHG Companies, Inc. (2)	Service-healthcare staffing	Letter of Credit (7) (5.1%, Due 12/2012)	400	380
		Senior Term Debt (7)	1,580	1,501
		(4.9%, Due 12/2012)
		Senior Subordinated Term Debt (7)	500	445
		(8.7%, Due 12/2012)

Company	Industry	Investment (1)	Cost	Fair Value

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $950 available (6) (9.0%, Due 9/2010)	$700	$667
		Senior Term Debt (6)	748	703
		(9.0%, Due 9/2010)

Clinton Holdings,	Distribution-aluminum sheets	Senior Subordinated Term Debt (6)	15,500	15,422
LLC (2)	and stainless steel	(12.0%, Due 1/2013)
		Common Stock Warrants (8)	109	—

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (6)	6,435	6,121
(2)		(10.2%, Due 11/2012)

Community Media Corporation	Service-publisher of free weekly newspapers	Senior Term Debt (6) (7.0%, Due 8/2012)	2,358	2,280

Country Road	Service-telecommunications	Senior Subordinated Term Debt (7)	5,971	5,820
Communications LLC		(10.2%, Due 7/2013)
(2)

Defiance Acquisition	Manufacturing-trucking parts	Senior Term Debt (3) (6)	6,245	5,496
Corporation		(11.0%, Due 4/2010)

Doe & Ingalls	Distributor-specialty chemicals	Senior Term Debt (6)	3,300	3,234
Management LLC (2)		(6.0%, Due 11/2010)
		Senior Term Debt (3) (6)	4,421	4,311
		(7.0%, Due 11/2010)

Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt (7) (4.8%, Due 11/2013)	2,365	2,239
		Senior Subordinated Term Debt (7)	2,011	1,860
		(7.8%, Due 5/2014)

Express Courier International, Inc.	Service-ground delivery and logistics	Line of Credit, $1,200 available (6) (6.7%, Due 6/2009)	900	884
		Senior Term Debt (6)	3,408	3,348
		(9.3%, Due 6/2011)
		Senior Term Debt (3) (6)	4,644	4,539
		(11.3%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants (8)	37	3,197
	equipment

GFRC Holdings LLC	Manufacturing-glass-fiber	Line of Credit, $3,000 available (6)	—	—
	reinforced concrete	(6.7%, Due 12/2010)
		Senior Term Debt (6)	7,362	7,252
		(9.8%, Due 12/2012)
		Senior Subordinated Term Debt (3) (6)	6,716	6,565
		(12.3%, Due 12/2012)

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (3) (6) (13.0%, Due 11/2009)	4,830	4,492

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (7)	493	420
(2)		(5.4%, Due 10/2013)
		Senior Subordinated Term Debt (7)	500	400
		(8.7%, Due 4/2014)

Company	Industry	Investment (1)	Cost	Fair Value

Greatwide Logistics Services, Inc.	Service - logistics and	Senior Term Debt (7)	$3,950	$3,160
	transportation	(6.3%, Due 12/2013)
		Senior Subordinated Term Debt (7)	4,000	2,200
		(9.3%, Due 6/2014)

GS Maritime Intermediate Holdings LLC	Service-cargo transport	Senior Subordinated Term Debt (7)	1,000	990
		(10.0%, Due 12/2013)

Harrington Holdings, Inc. (2)	Service - healthcare products	Senior Term Debt (7)	2,469	2,271
	distribution	(4.7%, Due 1/2014)
		Senior Subordinated Term Debt (7)	5,000	4,250
		(8.5%, Due 1/2014)

Heartland Communications Group, LLC (2)	Service-radio station operator	Line of Credit, $500 available (6)	105	84
		(10.0%, Due 12/2008)
		Senior Term Debt (6)	4,606	3,651
		(10.0%, Due 5/2011)

Interfilm Holdings, Inc.	Service-slitter and distributor of	Senior Term Debt (6)	5,000	4,856
	plastic films	(10.5%, Due 10/2012)

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (6)	1,400	1,355
		(9.0%, Due 5/2010)
		Senior Term Debt (6)	2,650	2,564
		(6.7%, Due 5/2012)
		Senior Term Debt (3) (6)	2,500	2,400
		(10.5%, Due 5/2012)

It’s Just Lunch International, LLC	Service-dating service	Line of Credit, $750 available (6)	550	303
		(6.5%, Due 6/2009)
		Senior Term Debt (6)	3,300	1,815
		(6.7%, Due 6/2011)
		Senior Term Debt (3) (6) (9)	500	275
		(10.5%, Due 6/2011)

John Henry Holdings, Inc. (2)	Manufacturing-packaging	Senior Subordinated Term Debt (7)	8,000	7,760
	products	(11.6%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom	Senior Term Debt (7)	1,482	1,359
	engineered motors & controls	(5.3%, Due 11/2013)
		Senior Subordinated Term Debt (7)	1,508	1,275
		(8.0%, Due 5/2014)

KMBQ Corporation	Service-AM/FM radio	Line of Credit, $200 available (6)	153	143
	broadcaster	(10.0%, Due 3/2010)
		Senior Term Debt (6)	1,794	1,663
		(10.0%, Due 3/2010)

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (5)	200	200
		(11.0%, Due 6/2011)
		Senior Term Debt (5)	9,250	9,250
		(11.0%, Due 6/2013)

Lindmark Outdoor	Service-advertising	Senior Subordinated Term Debt (6)	10,000	9,350
Advertising LLC		(11.0%, Due 10/2012)

Company	Industry	Investment (1)	Cost	Fair Value

LocalTel, Inc.	Service-yellow pages	Line of Credit, $3,000 available	$1,170	$234
	publishing	(6) (10)
		(non-accrual, Due 6/2009)
		Senior Term Debt (6) (10)	2,688	538
		(non-accrual, Due 6/2011)
		Senior Term Debt (3) (6) (10)	2,750	550
		(non-accrual, Due 6/2011)

Meteor Holding	Manufacturing-bar code	Senior Term Debt (7)	2,330	2,330
Corporation (2)	scanning and data capture	(7.0%, Due 12/2013)
		Senior Subordinated Term Debt (7)	1,500	1,500
		(10.3%, Due 12/2013)

Multi-Ag Media LLC	Service-dairy magazine	Senior Term Debt (6)	2,203	2,121
(2)	publisher/ information database	(9.0%, Due 12/2009)

Newhall	Service-distributor of personal	Line of Credit, $4,000 available (6)	1,100	1,064
Holdings, Inc. (2)	care products and supplements	(6.0%, Due 5/2010)
		Senior Term Debt (6)	4,320	4,190
		(8.3%, Due 5/2012)
		Senior Term Debt (3) (6)	4,500	4,343
		(11.3%, Due 5/2012)

Northern	Manufacturing-veneer and	Senior Subordinated Term Debt (6)	7,000	6,440
Contours, Inc. (2)	laminate components	(10.0%, Due 5/2010)

Pinnacle Treatment	Service-Addiction treatment	Line of Credit, $500 available (6)	—	—
Centers, Inc.	centers	(6.7%, Due 12/2009)
		Senior Term Debt (6)	3,750	3,600
		(8.5%, Due 12/2011)
		Senior Term Debt (3) (6)	7,500	7,163
		(10.5%, Due 12/2011)

Precision Acquisition	Manufacturing-consumable	Equipment Note, $1,500 available (6)	1,000	999
Group	components for the aluminum	(8.5%, Due 10/2011)
Holdings, Inc. (2)	industry	Senior Term Debt (6)	4,875	4,869
		(8.5%, Due 10/2010)
		Senior Term Debt (3) (6)	4,179	4,174
		(11.5%, Due 10/2010)

PROFITSystems	Service-design and develop	Line of Credit, $1,250 available (6)	—	—
Acquisition Co. (2)	ERP software	(6.7%, Due 7/2009)
		Senior Term Debt (6)	2,350	2,233
		(8.5%, Due 7/2011)
		Senior Term Debt (3) (6)	2,900	2,733
		(10.5%, Due 7/2011)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (7)	7,192	5,713
Acquisition		(10.3%, Due 1/2012)
Company, Inc.

RCS Management	Service-healthcare supplies	Senior Term Debt (3) (6)	2,938	2,805
Holding Co.		(8.5%, Due 1/2011)
		Senior Term Debt (4) (6)	3,060	2,869
		(10.5%, Due 1/2011)

Company	Industry	Investment (1)	Cost	Fair Value

RedPrairie	Service-design and develop	Senior Term Debt (7)	$4,412	$4,148
Holding, Inc. (2)	supply chain software	(5.7%, Due 7/2012)
		Senior Subordinated Term Debt (7)	3,000	2,580
		(9.3%, Due 1/2013)

Reliable	Manufacturing-pharmaceutical	Line of Credit, $5,000 available (6)	1,200	1,176
Biopharmaceutical	and biochemical intermediates	(6.0%, Due 10/2010)
Holdings, Inc.		Mortgage Note (6)	7,422	7,311
		(9.5%, Due 10/2014)
		Senior Term Debt (6)	1,800	1,773
		(9.0%, Due 10/2012)
		Senior Term Debt (3) (6)	11,963	11,694
		(11.0%, Due 10/2012)
		Senior Subordinated Term Debt (6)	6,000	5,663
		(12.0%, Due 10/2013)
		Common Stock Warrants (8)	209	—

RiskMetrics Group	Service - develop risk and	Senior Term Debt (7)	1,937	1,874
Holdings,	wealth management solutions	(4.8%, Due 1/2014)
LLC

Saunders &	Manufacturing-equipment	Line of Credit, $2,500 available (5)	—	—
Associates	provider for frequency control	(7.0%, Due 5/2009)
	devices	Senior Term Debt (5)	11,000	10,973
		(9.8%, Due 5/2013)

SCI Cable, Inc.	Service-cable, internet, voice	Senior Term Debt (6)	2,717	1,897
	provider	(11.0%, Due 10/2008)

Sunburst Media -	Service-radio station operator	Senior Term Debt (6)	7,862	7,020
Louisiana, LLC		(9.5%, Due 6/2011)

Sunshine Media	Service-publisher regional B2B	Line of Credit, $3,000 available (6)	700	661
Holdings	trade magazines	(9.0%, Due 5/2010)
		Senior Term Debt (6)	17,000	16,108
		(9.0%, Due 5/2012)
		Senior Term Debt (3) (6)	10,000	9,300
		(11.5%, Due 5/2012)

Thibaut Acquisition	Service-design and disbribute	Line of Credit, $2,000 available (6)	2,000	1,920
Co.	wall covering	(7.0%, Due 1/2011)
		Senior Term Debt (6)	2,188	2,100
		(7.0%, Due 1/2011)
		Senior Term Debt (3) (6)	3,000	2,820
		(10.5%, Due 1/2011)

Viapack, Inc. (2)	Manufacturing-polyethylene	Senior Real Estate Term Debt	875	840
	film	(7.0%, Due 3/2011)
		Senior Term Debt (3) (6)	4,117	3,922
		(11.3%, Due 3/2011)

Visual Edge	Service-office equipment	Senior Subordinated Term Debt (6)	5,000	3,000
Technology, Inc. (2)	distribution	(11.5%, Due 8/2011)

Wesco Holdings, Inc.	Service-aerospace parts and	Senior Term Debt (7)	2,452	2,346
(2)	distribution	(5.1%, Due 9/2013)
		Senior Subordinated Term Debt (7)	2,268	2,199
		(8.6%, Due 3/2014)

Company	Industry	Investment (1)	Cost	Fair Value

West Coast Yellow	Service-directory publisher	Senior Term Debt (6) (10)	$1,555	$616
Pages, Inc.		(non-accrual, Due 8/2010)

Westlake	Retail-hardware and variety	Senior Subordinated Term Debt (6)	15,000	14,325
Hardware, Inc. (2)		(9.0%, Due 1/2011)
		Senior Subordinated Term Debt (6)	10,000	9,400
		(10.3%, Due 1/2011)

Winchester	Manufacturing-high bandwidth	Senior Term Debt (6)	1,980	1,918
Electronics	connectors and cables	(6.2%, Due 5/2013)
		Senior Subordinated Term Debt (6)	9,975	9,576
		(12.0%, Due 4/2013)

WP Evenflo Group	Manufacturing-infant and	Senior Term Debt (7)	1,910	1,595
Holdings Inc. (2)	juvenile products	(5.1%, Due 2/2013)
		Senior Subordinated Term Debt (7)	2,000	1,600
		(8.6%, Due 2/2014)
Total Non-Control/Non-Affiliate Investments			$441,319	$411,069

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator	Line of Credit, $700 available (11)	$726	$—
	of digital imaging products	(8.7%, Due 10/2009)
		Common Stock (8)	424	—

U.S. HealthCare, Inc.	Service-magazine publisher/	Line of credit, $200 available (10)	30	30
	operator	(non-accrual, Due 3/2010)
		Line of credit, $450 available (10)	231	231
		(non-accrual, Due 3/2010)
		Common Stock (8)	2,470	410

Total Control Investments			$3,881	$671

Total Investments			$445,200	$411,740

(1)  Percentage represents interest rates in effect at June 30, 2008 and due date represents the contractual maturity date.

(2)  Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(3)  Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.

(4)  Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)  Investment valued at cost due to recent acquisition.

(6)  Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(7)  Marketable securities, such as syndicated loans, are valued based on the indicative bid price, on or near June 30, 2008, offered by the respective originating syndication agent’s trading desk, or secondary desk.

(8)  Security is non-income producing.

(9) It’s Just Lunch may borrow an additional $1,750 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval. Borrowings of $500 were outstanding at June 30, 2008.

(10) LocalTel, West Coast Yellow Pages and U.S. Healthcare are currently past due on interest payments and are on non-accrual.

(11) BERTL line of credit was overdrawn by $26 as of June 30, 2008.  The Company is currently restructuring the line of credit.  BERTL interest is currently being capitalized as Paid in Kind (“PIK”) interest.  Please refer to Note 2 “Summary of Significant Accounting Policies.”

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2007

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment (1)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Access Television	Service-cable airtime	Line of Credit, $500 available	$—	$—
Network, Inc. (2)	(infomercials)	(11.8% Due 3/2009)
		Senior Term Debt (6)	2,616	2,558
		(11.8% Due 3/2009)

ActivStyle Acquisition	Service-medical products	Line of Credit, $1,500 available (6)	600	597
Co. (2)	distribution	(10.0%, Due 7/2009)
		Senior Term Debt (6)	5,245	5,219
		(10.0%, Due 9/2012)
		Senior Term Debt (3) (6)	4,435	4,407
		(12.6%, Due 9/2012)

Allison Publications,	Service-publisher of consumer	Senior Term Debt (6)	7,884	7,780
LLC (2)	oriented magazines	(9.8%, Due 12/2011)

Anitox Acquisition	Manufacturing-preservatives for	Senior Real Estate Term Debt	3,110	3,060
Company (2)	animal feed	(8.8%, Due 1/2012)
		Line of Credit, $3,000 available	—	—
		(10.0%, Due 1/2010)
		Senior Term Debt (6)	2,750	2,736
		(10.0%, Due 1/2012)
		Senior Term Debt (3) (6)	2,750	2,736
		(12.3%, Due 1/2012)

Badanco Acquisition	Service-luggage design and	Senior Subordinated Term Debt (6)	9,653	9,628
Corp.	distribution	(12.4%, Due 7/2012)

Bresnan	Service-telecommunications	Senior Term Debt (7)	3,002	2,910
Communications,		(7.4%, Due 9/2013)
LLC		Senior Subordinated Term Debt (7)	1,510	1,485
		(9.9%, Due 3/2014)

CCS, LLC	Service-cable tv franchise owner	Senior Term Debt (6)	3,433	3,416
		(11.8%, Due 10/2007)

CHG Companies, Inc.	Service-healthcare staffing	Letter of Credit (6) (7)	400	385
(2)		(7.1%, Due 12/2012)
		Senior Term Debt (6) (7)	1,588	1,528
		(7.9%, Due 12/2012)
		Senior Subordinated Term Debt (6) (7)	500	480
		(11.9%, Due 12/2012)

Chinese Yellow	Service-publisher of Chinese	Line of Credit, $950 available (6)	230	229
Pages Company	language directories	(11.8%, Due 9/2010)
		Senior Term Debt (6)	1,071	1,051
		(11.8%, Due 9/2010)

Clinton Holdings,	Distribution-aluminum sheets	Senior Subordinated Term Debt	15,500	15,500
LLC (2)	and stainless steel	(13.0%, Due 1/2013)
		Common Stock Warrants (8)	109	223

Company	Industry	Investment (1)	Cost	Fair Value
CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (6)	$6,500	$6,451
(2)		(12.4%, Due 11/2012)

Community Media	Service-publisher of free weekly	Senior Term Debt (6)	2,511	2,482
Corporation	newspapers	(9.8%, Due 8/2012)

Country Road	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	5,967	5,880
Communications LLC		(13.1%, Due 7/2013)
(2)

Defiance Acquisition	Manufacturing-trucking parts	Senior Term Debt (3) (6)	6,325	6,246
Corporation		(13.8%, Due 4/2010)

Doe & Ingalls	Distributor-specialty chemicals	Senior Term Debt (6)	3,900	3,900
Management		(9.3%, Due 11/2010)
LLC (2)		Senior Term Debt (3) (6)	4,455	4,455
		(10.3%, Due 11/2010)

Emdeon Business	Service-healthcare technology	Senior Term Debt (7)	2,434	2,383
Services,	solutions	(7.4%, Due 11/2013)
Inc.		Senior Subordinated Term Debt (7)	2,013	1,985
		(10.2%, Due 5/2014)

Express Courier	Service-ground delivery and	Line of Credit, $1,500 available (6)	900	899
International,	logistics	(10.0%, Due 6/2009)
Inc.		Senior Term Debt (6)	4,113	4,107
		(10.0%, Due 6/2011)
		Senior Term Debt (3) (6)	3,950	3,945
		(12.3%, Due 6/2011)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants (8)	37	3,005
	equipment

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	5,100	4,883
Technologies, Inc.	products and metal fibers	(14.8%, Due 11/2009)

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (7)	496	481
(2)		(8.1%, Due 10/2013)
		Senior Subordinated Term Debt (7)	500	495
		(11.4%, Due 4/2014)

Greatwide Logistics	Service - logistics and	Senior Term Debt (7)	3,970	3,454
Services, Inc.	transportation	(8.7%, Due 12/2013)
		Senior Subordinated Term Debt (7)	4,000	3,280
		(11.7%, Due 6/2014)

Harrington	Service - healthcare products	Senior Term Debt (7)	2,488	2,419
Holdings, Inc. (2)	distribution	(7.4%, Due 1/2014)
		Senior Subordinated Term Debt (7)	5,000	4,825
		(11.2%, Due 1/2014)

Company	Industry	Investment (1)	Cost	Fair Value
Heartland	Service-radio station operator	Line of Credit, $500 available (6)	$10	$10
Communications		(11.3%, Due 5/2008)
Group, LLC (2)		Senior Term Debt (6)	4,824	4,534
		(11.3%, Due 5/2011)

IJGT Acquisition	Service-golf training	Line of Credit, $1,000 available (6)	500	498
Company		(10.0%, Due 5/2010)
		Senior Term Debt (6)	2,650	2,637
		(10.0%, Due 5/2012)
		Senior Term Debt (3) (6)	2,500	2,481
		(12.3%, Due 5/2012)

It’s Just Lunch	Service-dating service	Line of Credit, $750 available (6)	550	492
International,		(9.8%, Due 6/2009)
LLC		Senior Term Debt (6)	3,300	2,954
		(10.0%, Due 6/2011)
		Senior Term Debt (3) (6) (9)	500	448
		(12.3%, Due 6/2011)

John Henry	Manufacturing-packaging	Senior Subordinated Term Debt (7)	8,000	8,000
Holdings, Inc. (2)	products	(12.8%, Due 6/2011)

Kinetek Acquisition	Manufacturing-custom	Senior Term Debt (7)	1,494	1,444
Corp.	engineered motors & controls	(7.6%, Due 11/2013)
		Senior Subordinated Term Debt (7)	1,509	1,440
		(10.6%, Due 5/2014)

KMBQ Corporation	Service-AM/FM radio	Line of Credit, $200 available	152	151
	broadcaster	(12.8%, Due 3/2010)
		Senior Term Debt (6)	1,813	1,786
		(12.8%, Due 3/2010)

LocalTel, Inc.	Service-yellow pages	Line of Credit, $3,000 available (6)	1,135	948
	publishing	(10.3%, Due 6/2009)
		Senior Term Debt (6)	2,688	2,244
		(10.3%, Due 6/2011)
		Senior Term Debt (3) (6)	2,750	2,200
		(12.8%, Due 6/2011)

Macfadden	Service-magazine publisher	Line of Credit, $1,400 available (6)	516	510
Performing Arts		(10.8%, Due 6/2009)
Media, LLC		Senior Term Debt (6)	6,705	6,558
		(10.8%, Due 6/2009)

Meteor Holding	Manufacturing-bar code	Senior Term Debt (7)	2,348	2,325
Corporation (2)	scanning and data capture	(8.2%, Due 12/2013)
		Senior Subordinated Term Debt (7)	1,500	1,425
		(11.5%, Due 12/2013)

Company	Industry	Investment (1)	Cost	Fair Value
Multi-Ag Media LLC	Service-dairy magazine	Senior Term Debt (6)	$2,548	$2,523
(2)	publisher/information database	(11.8%, Due 12/2009)

Newhall	Service-distributor of personal	Line of Credit, $4,000 available (6)	—	—
Holdings, Inc.(2)	care products and supplements	(8.8%, Due 5/2010)
		Senior Term Debt (3) (6)	4,500	4,489
		(9.5%, Due 5/2012)
		Senior Term Debt (3) (6)	4,500	4,489
		(11.8%, Due 5/2012)

Northern	Manufacturing-veneer and	Senior Subordinated Term Debt (6)	7,000	6,983
Contours, Inc. (2)	laminate components	(12.8%, Due 5/2010)

Pinnacle Treatment	Service-Addiction treatment	Line of Credit, $500 available	—	—
Centers, Inc.	centers	(10.0%, Due 12/2009)
		Senior Term Debt (6)	2,500	2,488
		(10.0%, Due 12/2011)
		Senior Term Debt (3) (6)	4,500	4,466
		(12.8%, Due 12/2011)

Precision Acquisition	Manufacturing-consumable	Equipment Note, $1,000 available (6)	672	672
Group Holdings, Inc.	components for the aluminum	(10.3%, Due 10/2011)
(2)	industry	Senior Term Debt (6)	5,000	5,006
		(10.3%, Due 10/2010)
		Senior Term Debt (3) (6)	4,200	4,205
		(12.3%, Due 10/2010)

PROFITSystems	Service-design and develop	Line of Credit, $1,250 available	—	—
Acquisition Co. (2)	ERP software	(10.0%, Due 7/2009)
		Senior Term Debt (6)	2,800	2,797
		(10.0%, Due 7/2011)
		Senior Term Debt (3) (6)	2,900	2,896
		(12.3%, Due 7/2011)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (6) (7)	7,799	7,388
Acquisition		(11.5%, Due 1/2012)
Company, Inc.

RCS Management	Service-healthcare supplies	Senior Term Debt (3) (6)	3,000	2,880
Holding Co.		(10.3%, Due 1/2011)
		Senior Term Debt (4) (6)	3,000	2,865
		(12.8%, Due 1/2011)

Reading	Service-television station	Senior Term Debt (6)	7,560	7,498
Broadcasting, Inc.	operator	(12.3%, Due 3/2008)

RedPrairie	Service-design and develop	Senior Term Debt (7)	4,458	4,235
Holding, Inc. (2)	supply chain software	(8.5%, Due 7/2012)
		Senior Subordinated Term Debt (7)	3,000	2,850
		(11.9%, Due 1/2013)

RiskMetrics Group	Service - develop risk and	Senior Term Debt (7)	1,990	1,965
Holdings, LLC	wealth management solutions	(7.4%, Due 1/2014)
		Senior Subordinated Term Debt (7)	500	495
		(10.7%, Due 7/2014)

SCI Cable, Inc.	Service-cable, internet, voice	Senior Term Debt (6)	2,482	2,398
	provider	(13.8%, Due 10/2008)

Company	Industry	Investment (1)	Cost	Fair Value
SCS Acquisition Corp.	Service-chemically treated	Senior Term Debt (6)	$5,117	$5,111
(2)	equipment distribution	(9.8%, Due 12/2011)
		Senior Term Debt (3) (6)	6,494	6,477
		(11.8%, Due 12/2011)

Sunburst Media -	Service-radio station operator	Senior Term Debt (6)	7,878	7,800
Louisiana, LLC		(11.5%, Due 6/2011)

Sunshine Media	Service-publisher regional B2B	Line of Credit, $3,000 available (6)	700	695
Holdings	trade magazines	(9.8%, Due 5/2010)
		Senior Term Debt (6)	17,000	16,915
		(9.8%, Due 5/2012)
		Senior Term Debt (3) (6)	10,000	9,925
		(12.3%, Due 5/2012)

Thibaut Acquisition	Service-design and disbribute	Line of Credit, $1,000 available (6)	800	798
Co.	wall covering	(10.3%, Due 1/2011)
		Senior Term Debt (6)	2,713	2,709
		(10.3%, Due 1/2011)
		Senior Term Debt (3) (6)	3,000	2,992
		(12.8%, Due 1/2011)

U.S. HealthCare	Service-magazine publisher/	Senior Term Debt (6) (10)	2,244	1,809
Communications,	operator	(non-accrual, Due 4/2011)
LLC

Viapack, Inc. (2)	Manufacturing-polyethylene	Senior Real Estate Term Debt	975	975
	film	(10.3%, Due 3/2011)
		Senior Term Debt (3) (6)	4,223	4,192
		(11.8%, Due 3/2011)

Visual Edge	Service-office equipment	Senior Subordinated Term Debt (6)	5,000	3,575
Technology, Inc. (2)	distribution	(13.8%, Due 8/2011)

Wesco Holdings, Inc.	Service-aerospace parts and	Senior Term Debt (7)	2,454	2,383
(2)	distribution	(7.5%, Due 9/2013)
		Senior Subordinated Term Debt (7)	2,270	2,233
		(11.0%, Due 3/2014)

West Coast Yellow	Service-directory publisher	Senior Term Debt (6)	1,584	1,518
Pages, Inc.		(13.3%, Due 8/2010)

Westlake	Retail-hardware and variety	Senior Subordinated Term Debt (6)	15,000	14,987
Hardware, Inc. (2)		(13.0%, Due 1/2011)

Winchester	Manufacturing-high bandwidth	Senior Term Debt (6)	1,995	1,990
Electronics	connectors and cables	(9.5%, Due 5/2013)
		Senior Subordinated Term Debt (6)	10,000	9,950
		(12.8%, Due 4/2013)

WP Evenflo Group	Manufacturing-infant and	Senior Term Debt (7)	1,990	1,851
Holdings Inc. (2)	juvenile products	(8.0%, Due 2/2013)
		Senior Subordinated Term Debt (7)	2,000	1,860
		(11.5%, Due 2/2014)
Total Non-Control/Non-Affiliate Investments			$354,835	$348,921

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator	Common Stock (5) (8)
	of digital imaging products		924	924

Total Investments (11)			$355,759	$349,845

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

(8)  Security is non-income producing.

(9) It’s Just Lunch revolving may borrow an additional $1,750 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval. Borrowings of $500 were outstanding at September 30, 2007.

(10) U.S. Healthcare Communications, LLC is currently past due on interest payments and is on non-accrual.

(11) Aggregate gross unrealized depreciation for federal income tax purposes is $9,107; aggregate gross unrealized appreciation for federal income tax purposes is $3,192.  Net unrealized depreciation is $5,915 based on a tax cost of $355,759.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
INVESTMENT INCOME
Interest income – investments	$11,236	$8,912	$33,499	$25,065
Interest income – cash and cash equivalents	38	109	285	178
Interest income – notes receivable from employees (Refer to Note 4)	118	133	354	404
Prepayment fees and other income	28	47	34	432
Total investment income	11,420	9,201	34,172	26,079

EXPENSES
Interest expense	1,771	1,762	5,982	4,694
Loan servicing fee (Refer to Note 4)	1,598	898	4,541	2,377
Base management fee (Refer to Note 4)	529	847	1,664	1,997
Incentive fee (Refer to Note 4)	1,340	1,167	4,089	3,474
Administration fee (Refer to Note 4)	285	187	737	482
Professional fees	167	149	706	369
Amortization of deferred financing fees	572	72	830	199
Stockholder related costs	34	39	292	190
Directors fees	52	56	163	167
Insurance expense	57	66	170	191
Other expenses	103	82	263	220
Expenses before credit from Adviser	6,508	5,325	19,437	14,360
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(1,785)	(1,829)	(5,708)	(4,873)
Total expenses net of credit to base management and incentive fees	4,723	3,496	13,729	9,487

NET INVESTMENT INCOME	6,697	5,705	20,443	16,592

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized (loss) gain on sale of investments	(86)	(5)	(86)	82
Realized gain on settlement of derivative	—	8	6	31
Unrealized depreciation on derivative	—	—	(12)	(26)
Net unrealized (depreciation) appreciation on investments	(3,802)	257	(27,545)	(2,466)
Net (loss) gain on investments	(3,888)	260	(27,637)	(2,379)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,809	$5,965	$(7,194)	$14,213

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.13	$0.44	$(0.37)	$1.12

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,087,574	13,561,511	19,237,203	12,701,845

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Operations:
Net investment income	$20,443	$16,592
Net realized (loss) gain on sale of investments	(86)	82
Realized gain on settlement of derivative	6	31
Unrealized depreciation on derivative	(12)	(26)
Net unrealized depreciation on investments	(27,545)	(2,466)
Net (decrease) increase in net assets from operations	(7,194)	14,213

Capital transactions:
Issuance of common stock under shelf offering	106,226	46,075
Distributions to stockholders	(24,523)	(16,013)
Repayment of principal on employee notes	51	301
Shelf offering costs	(845)	(406)
Stock surrendered in settlement of withholding tax	—	(1,488)
Increase in net assets from capital transactions	80,909	28,469

Total increase in net assets	73,715	42,682
Net assets at beginning of year	220,959	172,571
Net assets at end of period	$294,674	$215,253

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(7,194)	$14,213
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(137,502)	(253,728)
Principal repayments on investments	47,802	99,803
Net amortization of premiums and discounts	215	30
Increase in investment balance due to payment in kind interest	(42)	—
Amortization of deferred financing fees	830	199
Realized loss on investments	86	123
Unrealized depreciation on derivative	12	26
Change in net unrealized depreciation on investments	27,545	2,466
Increase in interest receivable	(945)	(822)
(Increase) decrease in funds due from custodian	(3,406)	457
Decrease in prepaid assets	135	40
Increase in other assets	(113)	(165)
Increase in accounts payable	2	1
(Decrease) increase in interest payable	(65)	269
Increase in accrued expenses and deferred liabilities	114	133
(Increase) decrease in fees due to affiliate (Refer to Note 4)	(241)	164
Increase in administration fee due to Gladstone Administration (Refer to Note 4)	47	187
Increase (decrease) in funds held in escrow	290	(1)
Net cash used in operating activities	(72,430)	(136,605)

CASH FLOW FROM INVESTING ACTIVITIES
Redemption of U.S. Treasury Bill	2,484	—
Net cash provided by investing activities	2,484	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common shares	106,226	45,669
Borrowings from the line of credit	151,418	277,800
Repayments on the line of credit	(162,768)	(166,605)
Distributions paid	(24,523)	(16,013)
Receipt of principal on notes receivable – employees (Refer to Note 4)	51	301
Deferred financing fees	(3,026)	(299)
Shelf offering costs	(845)	—
Withholding tax obligation settlement	—	(1,488)
Net cash provided by financing activities	66,533	139,365

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,413)	2,760
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,839	731
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,426	$3,491

CASH PAID DURING PERIOD FOR INTEREST	$6,047	$4,424

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Per Share Data (1)
Net asset value at beginning of period	$14.27	$13.82	$14.97	$14.02
Income from investment operations:
Net investment income (2)	0.32	0.42	1.06	1.31
Net unrealized (depreciation) appreciation on investments (2)	(0.19)	0.02	(1.43)	(0.19)
Total from investment operations	0.13	0.44	(0.37)	1.12

Distributions to stockholders (3)	(0.42)	(0.42)	(1.26)	(1.26)
Issuance of common stock under shelf offering	—	1.50	0.68	1.50
Offering costs	(0.01)	(0.23)	(0.05)	(0.23)
Repayment of principal on notes receivable	—	—	—	0.02
Stock surrendered to settle withholding tax obligation	—	—	—	(0.06)
Net asset value at end of period	$13.97	$15.11	$13.97	$15.11

Per share market value at beginning of period	$18.71	$23.86	$19.52	$22.01
Per share market value at end of period	$15.24	$21.46	$15.24	$21.46
Total return (4)(5)	-16.53%	-7.69%	-16.15%	2.92%
Shares outstanding at end of period	21,087,574	14,249,683	21,087,574	14,249,683

Statement of Assets and Liabilities Data:
Net assets at end of period	$294,674	$215,253	$294,674	$215,253
Average net assets (6)	$295,405	$197,994	$284,641	$179,127
Senior Securities Data:
Borrowings under line of credit	$133,090	$161,188	$133,090	$161,188
Asset coverage ratio (7)	323%	235%	323%	235%
Asset coverage per unit (8)	$4,278	$3,764	$4,278	$3,764
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized (9)	8.81%	10.52%	9.10%	10.55%
Ratio of net expenses to average net assets-annualized (10)	6.40%	7.06%	6.43%	7.06%
Ratio of net investment income to average net assets-annualized	9.07%	11.53%	9.58%	12.35%

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

(7)          As a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings.

(8)          Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $100 of indebtedness.

(9)          Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees and including income tax expense.

(10)    Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees and including income tax expense.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATFD)

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

Investment Valuation

The Company carries its investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “policy”).  The policy has been approved by the Company’s Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

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

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted price.  Firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date.  To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the policy.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities.

(1)          Portfolio investments comprised solely of debt securities: The fair value of the Company’s debt securities that are not publicly traded, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity, or equity-like securities, or holds a non-control equity interest, rely on opinions of value submitted to it by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments.

(2)          Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together from the same “controlled” portfolio company, or issuer, as part of a package based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.  Under this approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer:  the issuer’s ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, and discounted cash flow or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the total enterprise value of the issuer is estimated, the Company subtracts the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.

(3)          Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities and equity or equity-like securities that are purchased together from the same “non-controlled” portfolio company, or issuer, by valuing the debt portion with SPSE (as described above) and valuing the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach as described above.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  At June 30, 2008, two Non-Control/Non-Affiliate investments were on non-accrual with an aggregate cost basis of approximately $8.2 million or 1.8% of the cost basis of all investments in the Company’s portfolio.  Also at June 30, 2008, one Control investment was on non-accrual with a cost basis of approximately $0.3 million or 0.1% of the cost basis of all investments in the Company’s portfolio.  At September 30, 2007, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.2 million or 0.6% of the cost basis of all investments in the Company’s portfolio.  Conditional interest, or a success fee, is recorded upon full repayment of a loan investment.

Paid in Kind Interest

The Company seeks to avoid PIK interest; however, the Company currently has one loan in its portfolio that contains a PIK provision. A PIK provision requires the borrower to accrue a payment to the Company but the borrower does not have to pay that interest until the loan is paid in full. The PIK interest is added to the principal balance of the loan and recorded as income to the Company even though the cash has not been received.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of cash dividends, even though the Company has not yet collected the cash. The Company recorded PIK interest income of $16 and $46, respectively, for the three and nine months ended June 30, 2008, from investments on the accompanying consolidated statement of operations. There were no PIK loans in the Company’s portfolio during the three and nine months ended June 30, 2007.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, SAB 109 revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which  supersedes  SAB  105,  “Application  of  Accounting  Principles  to  Loan Commitments,” requires  the  expected  net  future  cash  flows  related to the associated  servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company has evaluated the implications of SAB 109 and determined that there is no material impact on its consolidated financial statements.

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

NOTE 3. INVESTMENTS

Non-Control/Non-Affiliate Investments

At June 30, 2008 and September 30, 2007, the Company held investments in Non-Control/Non-Affiliate of approximately $441.3 million and $354.8 million, at cost, respectively.

Control Investments

At June 30, 2008, the Company had two control investments: BERTL, Inc. (“BERTL”) and U.S. Healthcare, Inc. (“U.S. Healthcare”).

•                  BERTL: The Company originally purchased a past due debt instrument in MCA Communications LLC, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL’s obligations under the debt instrument on September 28, 2007.  BERTL is a web-based evaluator of digital imaging products.

•                  U.S. Healthcare: The Company offered at public sale certain assets of U.S. Healthcare on January 30, 2008, consisting generally of all fixtures and all tangible and intangible personal property.  The Company acquired these assets in the sale, through a newly formed subsidiary, and is continuing the business of U.S. Healthcare under its control.  U.S. Healthcare is a service-magazine publisher/operator.

The investments in BERTL and U.S. Healthcare consisted of the following as of June 30, 2008 and September 30, 2007:

		June 30, 2008		September 30, 2007
Company	Investment	Cost	Fair Value	Cost	Fair Value
BERTL, Inc.	Line of credit	$726	$—	$—	$—
	Common stock	424	—	924	924

U.S. Healthcare, Inc. (1)	Line of credit	30	30	—	—
	Line of credit	231	231	—	—
	Common stock	2,470	410	—	—
Total control investments		$3,881	$671	$924	$924

(1) U.S. Healthcare, Inc. became a new control investment as of March 31, 2008.

Investments at fair value consisted of the following industry classifications as of June 30, 2008 and September 30, 2007:

	June 30, 2008			September 30, 2007
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$4,546	1.1%	1.5%	$4,616	1.3%	2.1%
Automobile	5,496	1.3%	1.9%	6,246	1.8%	2.8%
Broadcast (TV & Radio)	56,820	13.8%	19.3%	41,934	12.0%	19.0%
Buildings and Real Estate	13,817	3.3%	4.7%	—	—	—
Cargo Transport	27,831	6.8%	9.4%	15,685	4.5%	7.1%
Chemicals, Plastics & Rubber	17,163	4.2%	5.8%	25,110	7.2%	11.4%
Diversified/Conglomerate Manufacturing	3,195	0.8%	1.1%	3,710	1.1%	1.7%
Electronics	40,625	9.9%	13.8%	31,351	9.0%	14.2%
Farming & Agriculture	10,237	2.5%	3.5%	11,538	3.3%	5.2%
Finance	1,874	0.5%	0.6%	2,460	0.7%	1.1%
Healthcare, Education & Childcare	67,134	16.3%	22.8%	36,927	10.5%	16.7%
Home & Office Furnishings	16,280	4.0%	5.5%	17,057	4.9%	7.7%
Leisure, Amusement, Movies & Entertainment	8,711	2.1%	3.0%	9,509	2.7%	4.3%
Machinery	10,041	2.4%	3.4%	9,883	2.8%	4.5%
Mining, Steel, Iron & Non-Precious Metals	26,036	6.3%	8.8%	27,057	7.7%	12.2%
Personal and Non-durable Consumer Products	9,597	2.3%	3.3%	8,978	2.6%	4.1%
Printing & Publishing	58,643	14.2%	19.9%	72,191	20.6%	32.7%
Retail Stores	23,725	5.8%	8.0%	14,986	4.3%	6.8%
Textiles & Leather	9,969	2.4%	3.4%	10,605	3.0%	4.8%
Total	$411,740	100.0%		$349,845	100.0%

The investments at fair value were included in the following geographic regions of the United States at June 30, 2008 and September 30, 2007:

	June 30, 2008			September 30, 2007
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$204,558	49.7%	69.4%	$152,928	43.7%	69.2%
West	85,444	20.7%	29.0%	70,842	20.2%	32.1%
Mid-Atlantic	43,178	10.5%	14.7%	56,866	16.3%	25.7%
Southeast	60,031	14.6%	20.4%	44,488	12.7%	20.1%
Northeast	12,816	3.1%	4.3%	17,331	5.0%	7.8%
U.S. Territory	5,713	1.4%	1.9%	7,388	2.1%	3.3%
	$411,740	100.0%		$349,845	100.0%

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

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending September 30:	2008	$6,641
For the year ending September 30:	2009	25,573
	2010	48,070
	2011	109,311
	2012	91,878
	2013	111,810
	Thereafter	48,469
	Total Contractual Repayments	$441,752
	Investments in Equity Securities	3,448
	Total	$445,200

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser, who at the time of the loans were joint employees of the Company and either the Adviser, or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”), which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three and nine months ended June 30, 2008 or June 30, 2007. The Company received $51 and $301 of principal repayments during the nine months ended June 30, 2008 and 2007, respectively.  The Company recognized interest income from all employee stock option loans of $118 and $354 for the three and nine months ended June 30, 2008, respectively, as compared to $133 and $404 for the three and nine months ended June 30, 2007, respectively.

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

The Adviser’s board of directors voluntarily and irrevocably waived, for the three months ended June 30, 2008 and June 30, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived the entire incentive fee due for the three months ended June 30, 2008 and a portion of the incentive fee due for the three months ended June 30, 2007.

In addition to the base management and incentive fees under the Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies are credited against the investment advisory fee.  Effective April 1, 2007, 50% of certain of the fees received by the Adviser have been voluntarily and irrevocably credited against the base management fee.  In addition, the Company will continue to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying consolidated statement of operations:

	Three months ended		Nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Base management fee	$529	$847	$1,664	$1,997
Credit for investment advisory fees received by Adviser	(348)	(531)	(1,320)	(1,617)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(97)	(259)	(299)	(560)
Net base management fee	$84	$57	$45	$(180)

Incentive fee	$1,340	$1,167	$4,089	$3,474
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,340)	(1,039)	(4,089)	(2,696)
Net incentive fee	$—	$128	$—	$778

Credit for investment advisory fees received by Adviser	$(348)	$(531)	$(1,320)	$(1,617)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(97)	(259)	(299)	(560)
Incentive fee credit	(1,340)	(1,039)	(4,089)	(2,696)
Credit to base management and incentive fees from Adviser	$(1,785)	$(1,829)	$(5,708)	$(4,873)

As of June 30, 2008, the Company owed $84 of base management fee to the Adviser, presented in the Fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2% base management fee under the Advisory Agreement.  Effective in April 2006, the Adviser’s board of directors voluntarily reduced the annual servicing fee rate on the senior syndicated loans to 0.5%. For the three and nine months ended June 30, 2008, these loan servicing fees totaled $1,598 and $4,541, respectively, as compared to loan servicing fees for the three and nine months ended June 30, 2007 of $898 and $2,377, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item base management fee in the accompanying consolidated statements of operations.  At June 30, 2008, the Company owed $384 of unpaid loan servicing fees to the Adviser, which are netted and recorded in Fees due to Adviser.  At September 30, 2007, the Company owed $267 in loan servicing fees to the Adviser, recorded in Fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  Under the Advisory Agreement, the Adviser also provides managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance services.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  The Company recorded an administration fee of $285 and $737, respectively, for the three and nine months ended June 30, 2008, as compared to an administration fee of $187 and $482, respectively, for the three and nine months ended June 30, 2007. As of June 30, 2008 and September 30, 2007, $285 and $237, respectively, was unpaid and included in the Fee due to Administrator in the accompanying consolidated statements of assets and liabilities.

License Agreement

The Company has entered into a license agreement with the Adviser, pursuant to which the Adviser has granted the Company a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. This license agreement required us to pay the Adviser a royalty fee of $1 per quarter through December 19, 2007. The amount of the fee is negotiated on an annual basis by the Company’s compensation committee, and must be approved by a majority of the Company’s independent directors. The fee was increased to $10 per quarter effective at the beginning of the current contract term, which began on December 20, 2007, and as a result of the last negotiation, the fee will remain at $10 for the next contract term, which will begin on December 20, 2008. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer the Company’s Adviser.

NOTE 5. LINE OF CREDIT

Through Business Loan, the Company has a $300 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledges the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period.  Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances.  The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate, plus 1.0%.  In February 2008, the Company increased the DB Facility from $220 million to $250 million, and in April 2008, increased the DB Facility to $300 million and added Branch Banking and Trust Company (“BB&T”) as a committed lender.  In June 2008, the Company renewed the DB Facility, which matures on May 21, 2009.  The fees incurred for the above amendments are recorded in deferred financing fees in the accompanying consolidated statements of assets and liabilities.

As of June 30, 2008, the outstanding principal balance under the DB Facility was approximately $133.1 million at a stated interest rate of approximately 2.71%, plus a 2.50% program fee.  The Company is also charged an unused commitment fee of 0.75% per annum.  Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At June 30, 2008, the remaining borrowing capacity available under the DB Facility was approximately $166.9 million.  The weighted average borrowings outstanding under the DB Facility for the nine months ended June 30, 2008 and 2007 were $138.6 million and $96.2 million, respectively, at a weighted average annual interest cost of 6.6% and 6.8%, respectively, which was computed by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The DB Facility also restricts some of the terms and provisions (including terms to maturity and payments schedules).  As of June 30, 2008, Business Loan was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At June 30, 2008 and September 30, 2007, the amount due from custodian was $6,637 and $3,230, respectively.

The Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $250 million and 75% of equity issuances after May 2008 and maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least

200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2008, the Company was in compliance with all covenants under the performance guaranty.

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

In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304.  The interest rate cap agreement’s current notional amount is $4.7 million and it has a nominal fair market value which is recorded in other assets on the Company’s consolidated balance sheet at June 30, 2008.  At September 30, 2007, the interest rate cap agreement had a nominal fair market value.  The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the three and nine months ended June 30, 2008, the Company recorded $0 and $6, as compared to $8 and $31 for the three and nine months ended June 30, 2007, of income from the interest rate cap agreement, recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.

NOTE 7.  COMMON STOCK TRANSACTIONS

Transactions in common stock were as follows:

	Shares	Total value
Balance at September 30, 2007	14,762,574	$235,922
Issuance of Common Stock Under Shelf Offerings	6,325,000	105,380
Balance at June 30, 2008	21,087,574	$341,302

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

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations per share for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Nine Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$2,809	$5,965	$(7,194)	$14,213

Denominator for basic and diluted shares	21,087,574	13,561,511	19,237,203	12,701,845
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.13	$0.44	$(0.37)	$1.12

NOTE 9. DIVIDENDS

Dividends and Distributions

The following table lists the per share dividends paid for the nine months ended June 30, 2008 and 2007:

Declaration Date	Record Date	Payment Date	Dividend per Share
April 8, 2008	June 20, 2008	June 30, 2008	$0.14
April 8, 2008	May 21, 2008	May 30, 2008	$0.14
April 8, 2008	April 22, 2008	April 30, 2008	$0.14
January 8, 2008	March 21, 2008	March 31, 2008	$0.14
January 8, 2008	February 21, 2008	February 29, 2008	$0.14
January 8, 2008	January 23, 2008	January 31, 2008	$0.14
October 9, 2007	December 20, 2007	December 31, 2007	$0.14
October 9, 2007	November 21, 2007	November 30, 2007	$0.14
October 9, 2007	October 23, 2007	October 31, 2007	$0.14
		Total	$1.26

April 11, 2007	June 21, 2007	June 29, 2007	$0.14
April 11, 2007	May 22, 2007	May 31, 2007	$0.14
April 11, 2007	April 20, 2007	April 30, 2007	$0.14
January 9, 2007	March 22, 2007	March 31, 2007	$0.14
January 9, 2007	February 20, 2007	February 28, 2007	$0.14
January 9, 2007	January 23, 2007	January 31, 2007	$0.14
October 10, 2006	December 20, 2006	December 29, 2006	$0.14
October 10, 2006	November 21, 2006	November 30, 2006	$0.14
October 10, 2006	October 23, 2006	October 31, 2006	$0.14
		Total	$1.26

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

The following GAAP estimates were made by the Board of Directors during the quarter ended June 30, 2008:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
June 30, 2008	$0.125	$0.015	$0.140
May 31, 2008	0.121	0.019	0.140
April 30, 2008	0.120	0.020	0.140

Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital.  Subsequent to the quarter ended June 30, 2008, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
June 30, 2008	$0.086	$0.054	$0.140
May 31, 2008	0.105	0.035	0.140
April 30, 2008	0.127	0.013	0.140

For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2008	$0.114	$0.026	$0.140
August 31, 2008	0.118	0.022	0.140
July 31, 2008	0.112	0.028	0.140

NOTE 10. COMMITMENT AND CONTINGENCIES

As of June 30, 2008, the Company was a party to signed and non-binding term sheets for two loan originations for an aggregate of $26 million and, as of August 4, 2008, funded one of those originations (see further discussion in footnote 11. Subsequent Events).  The Company expects to fund the other potential investment within the next 12 months.  All prospective investments are subject to, among other things, the satisfactory completion of the Company’s due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective loan, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. The Company has initiated its due diligence investigations of the potential borrowers, however there can be no guarantee that facts will not be discovered in the course of completing the due diligence that would render a particular investment imprudent or that any of these investments will actually be made.

NOTE 11. SUBSEQUENT EVENTS

Dividends

In July 2008, the Company’s Board of Directors declared the following monthly cash dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
July 9, 2008	September 22, 2008	September 30, 2008	$0.14
July 9, 2008	August 21, 2008	August 29, 2008	$0.14
July 9, 2008	July 23, 2008	July 31, 2008	$0.14

Investment Activity

Subsequent to June 30, 2008, the Company funded one investment for an aggregate of $13.1 million and also approximately $3.0 million of revolver draws and additional investments to existing portfolio companies.  The Company also received approximately $8.7 million of scheduled and unscheduled loan repayments.

On July 2, 2008, the Company acquired certain assets of LocalTel, Inc., consisting generally of all fixtures and all tangible and intangible personal property.  The Company acquired these assets from the previous owner, through a newly formed subsidiary, and intends to continue the business of LocalTel, Inc. under its control.

Employee loans

As noted in Note 4. Related Party Transactions – Loans to Employees, the Company provided loans to joint employees of the Company and either the Adviser, or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the 2001 Plan, which plan is no longer in effect.  The loans were fully collateralized at issuance by pledged shares of the Company’s common stock.  Subsequent to June 30, 2008, the Company’s share price fell below the exercise price of the shares collateralizing the loans.  The Company took prompt steps to increase the collateral on the loans, and obtained borrower assurances to provide additional collateral in amounts sufficient to collateralize the loans fully or to pay down the principal balance of the loans.

Renewal of Advisory Agreement

On July 9, 2008, the Company’s Board of Directors approved the renewal of the Advisory Agreement with the Adviser and its Administration Agreement with the Administrator through August 31, 2009.

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

OVERVIEW

During the nine months ended June 30, 2008, we extended, directly or through participations, $107.4 million of new loan originations, including a common equity warrant, to 9 new portfolio companies and $30.1 million of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total new investments of $137.5 million. During the nine months ended June 30, 2008, 3 borrowers made payments in full ahead of contractual maturity of $25.0 million, 2 borrowers made unscheduled partial payoffs of $3.6 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $19.2 million, for total principal repayments of $47.8 million.  Since our initial public offering in August 2001, we have made 249 different loans to, or investments in, 129 companies for a total of approximately $891.5 million, before giving effect to principal repayments on investments and divestitures.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, SAB 109 revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which supersedes SAB 105,  “Application of Accounting Principles to Loan Commitments,” requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounting for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007.  We have evaluated the implications of SAB 109 and determined that there is no material impact on the consolidated financial statements.

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

In determining the value of our investments, our Adviser has established an investment valuation policy (the “policy”).  The policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio.

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

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price.  Firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date.  To the extent that we use the indicative bid price as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the policy.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities.

(1)          Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid in kind (“PIK”) interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “Credit Information,” the risk ratings of the loans described below under “Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of June 30, 2008 included in our accompanying consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)          Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together from the same “controlled” portfolio company, or issuer, as part of a package based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.  Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  discounted cash flow or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.

(3)          Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities and equity or equity-like securities that are purchased together from the same “non-controlled” portfolio company, or issuer, by valuing the debt portion with SPSE (as described above) and valuing the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach as described above.

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

•                  the principal balance or cost basis and the type of the security;

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

Credit Information:  Our Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and our Adviser participate in the periodic board meetings of our portfolio companies in which we hold control and affiliate investments and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, our Adviser calculates and evaluates the credit statistics.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At June 30, 2008 three investments were on non-accrual and at September 30, 2007, one investment was on non-accrual. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2008 and September 30, 2007, representing approximately 82% and 79%, respectively, of all loans in our portfolio at the end of each period:

Rating	June 30, 2008	Sept. 30, 2007
Average	7.3	7.3
Weighted Average	7.1	7.1
Highest	10.0	9.0
Lowest	5.0	4.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at June 30, 2008 and September 30, 2007, representing approximately 4% of all loans in our portfolio at the end of each period:

Rating	June 30, 2008	Sept. 30, 2007
Average	6.5	6.0
Weighted Average	6.4	6.0
Highest	7.0	6.0
Lowest	6.0	6.0

For syndicated loans that are currently rated by a NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at June 30, 2008 and September 30, 2007, representing approximately 13% and 17%, respectively, of all loans in our portfolio at the end of each period:

Rating	June 30, 2008	Sept.30, 2007
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	BB/Ba3	B/B3
Lowest	CCC/Caa2	CCC/Caa2

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

Our Adviser receives fees for the other services it provides to our portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides to our portfolio companies vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Effective April 1, 2007, when our Adviser receives fees for these services, 50% of certain of those fees are voluntarily and irrevocably credited against the base management fee that we pay to our Adviser, whereas prior to such date fees were 100% credited.  Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

Our Adviser also receives fees for monitoring and reviewing portfolio company investments.  These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment.  Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fee.

We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser.  These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as fee income in the accompanying consolidated statements of operations.

RESULTS OF OPERATIONS (dollar amounts in thousands, unless otherwise indicated)

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Investment Income

Investment income for the three months ended June 30, 2008 was $11,420, as compared to $9,201 for the three months ended June 30, 2007.

Interest income from our investments in debt securities of private companies was $11,236 for the three months ended June 30, 2008, as compared to $8,912 for the three months ended June 30, 2007.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments increased $2.3 million, or 26%, during the three months ended June 30, 2008 compared to the prior year period based on the overall growth in the cost basis of our investments.  The success fees during the three months ended June 30, 2008 and 2007 were $500 and $515, respectively.  The success fee for the three months ended June 30, 2008 resulted from a refinancing by Defiance Acquisition Corp, while the success fee for the three months ended June 30, 2007 resulted from a full repayment by Allied Extruders LLC and SCPH Holdings.

•                  The interest-bearing investment portfolio had an average cost basis of approximately $440.2 million for the three months ended June 30, 2008, as compared to an average cost basis of $325.7 million for the three months ended June 30, 2007.  The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Three months ended June 30, 2008			Three months ended June 30, 2007
Company	Interest Income	% of Total	Company	Interest Income	% of Total
Reliable Biopharma	$758	6.7%	Allied Extruders	$566	6.4%
Sunshine Media	693	6.2%	Clinton Aluminum	493	5.5%
Defiance Acquisition	674	6.0%	Westlake Hardware	477	5.4%
Westlake Hardware	521	4.6%	Sunshine Media	377	4.2%
Clinton Aluminum	470	4.2%	Specialty Coatings	315	3.5%
Subtotal	$3,116	27.7%	Subtotal	$2,228	25.0%
Other companies	8,120	72.3%	Other companies	6,684	75.0%
Total interest income	$11,236	100.0%	Total interest income	$8,912	100.0%

•                  The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the three months ended June 30, 2008 was 10.1%, compared to 11.8% for the three months ended June 30, 2007.  The weighted average yields were not materially impacted by the PIK interest, which were $16 and $0 for the three months ended June 30, 2008 and 2007, respectively.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR, which was 2.7% for the three months ended June 30, 2008, compared to 5.3% in the prior year period, as well as three investments being on non-accrual during the three months ended June 30, 2008 (LocalTel, West Cost Yellow Pages, and U.S. Healthcare) and none in the prior year period.

Interest income from invested cash and cash equivalents for the three months ended June 30, 2008 was $38, as compared to $109 for the three months ended June 30, 2007. Interest income decreased from the prior year due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the three months ended June 30, 2008 and June 30, 2007, was $118 and $133, respectively.  The decrease is due to the cancellation of one employee loan during the fourth quarter of the prior fiscal year, and repayment of another employee loan in the second quarter of this fiscal year.

Prepayment fees and other income for the three months ended June 30, 2008 was $28, as compared to $47 for the three months ended June 30, 2007.  The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers to the base management and incentive fees, were $4,723 for the three months ended June 30, 2008, as compared to $3,496 for the three months ended June 30,

2007. Operating expenses for the three months ended June 30, 2008 reflected a significant increase in loan servicing fees and amortization of deferred financing fees incurred in connection with certain amendments to our credit facility with Deutsche Bank AG.

Interest expense for the three months ended June 30, 2008 was $1,771, as compared to $1,762 for the three months ended June 30, 2007.  This increase is primarily a result of increased borrowings under our line of credit during the three months ended June 30, 2008, which borrowings were partially used to finance our increased investments.

Loan servicing fees for the three months ended June 30, 2008 were $1,598, as compared to $898 for the three months ended June 30, 2007.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size and mix of the portfolio.  The average size of our investment portfolio, excluding equity investments and control investments, was approximately $408.1 million for the three months ended June 30, 2008 as compared to approximately $322.6 million for the three months ended June 30, 2007.  In terms of portfolio mix, senior syndicated loans comprised 6.4% and 11.1% of the portfolio during the three months ended June 30, 2008 and 2007, respectively.  Due to voluntary, irrevocable waivers in place during these periods, senior syndicated loans incurred a 0.5% annual fee whereas proprietary loans incurred a 1.5% annual fee.  These fees were reduced against the amount of the base management fee due to our Adviser.

Base management fee for the three months ended June 30, 2008 was $529, as compared to $847 for the three months ended June 30, 2007.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in footnote 4, and is summarized in the table below:

	Three months ended
	June 30, 2008	June 30, 2007
Base management fee	$529	$847
Credit for investment advisory fees received by Adviser (1)	(348)	(531)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% (2)	(97)	(259)
Net base management fee	$84	$57

(1)   Effective April 1, 2007, the board of our Adviser reduced the amount of voluntary irrevocable credit for investment advisory fees received by our Adviser from 100% of the fees received to 50% of the fees received.  Therefore, the three months ended June 30, 2008 and 2007 reflect the reduced credit for fees received by our Adviser.

(2)   The board of our Adviser voluntarily and irrevocably waived, for the three months ended June 30, 2008 and 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the three months ended June 30, 2008 was $1,340, as compared to $1,167 for the three months ended June 30, 2007.  The board of our Adviser waived the entire incentive fee for the three months ended June 30, 2008 and a portion of the incentive fee due for the three months ended June 30, 2007.  The incentive fees and associated credits are summarized in the table below:

	Three months ended
	June 30, 2008	June 30, 2007
Incentive fee	$1,340	$1,167
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,340)	(1,039)
Net incentive fee	$—	$128

Administration fee for the three months ended June 30, 2008 was $285 as compared to $187 for the three months ended June 30, 2007. The increase is due to the addition of administration staff and related expenses.

Professional fees, consisting primarily of legal and audit fees, for the three months ended June 30, 2008 were $167, as compared to $149 for the three months ended June 30, 2007.  The increase is due to the recording of audit accruals and non reimbursable legal fees.

Amortization of deferred financing fees, in connection with our line of credit, was $572 for the three months ended June 30, 2008, as compared to $72 for the three months ended June 30, 2007.  The increase is due to the amortization of additional fees incurred with our line of credit.  In February 2008, we increased the DB Facility from $220 million to $250 million, and in April 2008, increased the DB Facility to $300 million and added Branch Banking and Trust Company (“BB&T”) as a committed lender.  In June 2008, we renewed the DB Facility.  The fees incurred for the above amendments are recorded in deferred financing fees on our consolidated statement of assets and liabilities, and amortized over the life of the DB Facility.

Stockholder related costs for the three months ended June 30, 2008 were $34, as compared to $39 for the three months ended June 30, 2007.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, costs associated with SEC filings, and the annual report printing and distribution costs.

Directors’ fees for the three months ended June 30, 2008 and 2007 were $52 and $56 respectively, and consisted of amortization of their annual stipend and meeting stipends.

Insurance expense for the three months ended June 30, 2008 was $57, as compared to $66 for the three months ended June 30, 2007. The decrease was primarily the result of a decrease of our directors and officers insurance policy premiums.

Other expenses for the three months ended June 30, 2008 were $103, as compared to $82 for the three months ended June 30, 2007.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.  The increase is primarily due to the increase in direct expenses as the overall size of our investment portfolio continued to grow from the prior year period.

Net Realized Loss on Sale of Investments

During the three months ended June 30, 2008, we realized a net loss of $86 from the payoff of two loans (in particular the unamortized investment acquisition costs related to the Anitox and Macfadden loans), as compared to a realized net loss of $5 from the sale or repayment of eleven syndicated loan investments in the three months ended June 30, 2007.

Realized Gain on Settlement of Derivative

During the three months ended June 30, 2008, we did not receive any interest rate cap agreement payments.  During the three months ended June 30, 2007, we received interest rate cap agreement payments of $8 as a result of the one month LIBOR having an increasing trend.  We receive payments when the one month LIBOR is over 5%.

Net Unrealized Depreciation on Derivative

During the three month periods ended June 30, 2008 and June 30, 2007, we recorded nominal amounts of net unrealized depreciation due to a decrease in the fair market value of our interest rate cap agreement.

Net Unrealized (Depreciation) Appreciation on Investments

For the three months ended June 30, 2008, we recorded net unrealized depreciation on investments of $3,802, as compared to net unrealized appreciation of $257, for the three months ended June 30, 2007.  The unrealized depreciation is mainly attributable to the decrease in fair value on our portfolio, most notably in the following investments:  Reliable Biopharmaceutical, Westlake Hardware, SCI Cable, Sunshine Media, and Greatwide Logistics Services.  We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and, to a lesser extent, the use of a modified valuation procedure for our non-control/non-affiliate investments, which was implemented during the quarter ended June 30, 2008.  Previously, we valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with board approved valuation procedures, which valued the debt securities at the contractual principal balance.  Consistent with the Board’s ongoing review and analysis of appropriate valuation procedures, and in consideration of the fair value measurements of SFAS No. 157 (which we will be required to adopt on October 1, 2008), the Board of Directors modified our valuation procedure so that the debt portion of bundled investments in non-controlled companies is based on opinions of value provided by SPSE.  This change in valuation procedure accounted for $1,037, or 27%, of the net unrealized depreciation for the quarter.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 92% of cost as of June 30, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $2,809 for the three months ended June 30, 2008.  Based on a weighted-average of 21,087,574 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended June 30, 2008 was $0.13, basic and diluted.

For the three months ended June 30, 2007, we realized a net increase in net assets resulting from operations of $5,965.  Based on a weighted-average of 13,561,511 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended June 30, 2007 was $0.44 basic and diluted.

Comparison of the Nine Months Ended June 30, 2008 to the Nine Months Ended June 30, 2007

Investment Income

Investment income for the nine months ended June 30, 2008 was $34,172, as compared to $26,079 for the nine months ended June 30, 2007.

Interest income from our investments in debt securities of private companies was $33,499 for the nine months ended June 30, 2008, as compared to $25,065 for the nine months ended June 30, 2007.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments increased $8.4 million, or 33.6%, during the nine months ended June 30, 2008 compared to the prior year period based on the overall growth in the cost basis of our investments, offset by the decrease in the weighted average yield.  The success fees during the nine months ended June 30, 2008 and 2007 were $846 and $2,249, respectively.  The success fee for the nine months ending June 30, 2008 resulted from a refinancing by Westlake Hardware, Inc. and Defiance Acquisition Corp., while the success fee for the nine months ended June 30, 2007 resulted from a refinancing by Badanco Acquisition Corp. and a full repayment by Mistras Holdings Corp., SCPH Holdings and Allied Extruders LLC.

•      The interest-bearing investment portfolio had an average cost basis of approximately $398.1 million for the nine months ended June 30, 2008, as compared to an average cost basis of $293.0 million for the nine months ended June 30, 2007.  The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Nine months ended June 30, 2008			Nine months ended June 30, 2007
Company	Interest Income	% of Total	Company	Interest Income	% of Total
Westlake Hardware	$2,245	6.7%	Badanco	$1,604	6.4%
Sunshine Media	2,096	6.3%	Westlake Hardware	1,430	5.7%
Reliable Biopharma	2,090	6.2%	Mistras Holdings	1,356	5.4%
Clinton Aluminum	1,427	4.3%	Allied Extruders	1,074	4.3%
Defiance Acquisition	1,071	3.2%	Specialty Coatings	967	3.9%
Subtotal	$8,929	26.7%	Subtotal	$6,431	25.7%
Other companies	24,570	73.3%	Other companies	18,634	74.3%
Total interest income	$33,499	100.0%	Total interest income	$25,065	100.0%

•      The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the nine months ended June 30, 2008 was 10.5% compared to 12.3% for the nine months ended June 30, 2007.  The weighted average yields were not materially impacted by the PIK interest, which were $46 and $0 for the nine months ended June 30, 2008 and 2007, respectively.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR, which was 3.8% for the nine months ended June 30, 2008, compared to 5.3% in the prior year period, as well as three investments being on non-accrual during the nine months ended June 30, 2008 (LocalTel, West Cost Yellow Pages, and U.S. Healthcare) and none in the prior year period.

Interest income from invested cash and cash equivalents for the nine months ended June 30, 2008 was $285, as compared to $178 for the nine months ended June 30, 2007 due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the nine months ended June 30, 2008 and June 30, 2007, was $354 and $404 respectively.  The decrease is due to the cancellation in full of one employee loan during the fourth quarter of the prior fiscal year, and repayment of another employee loan in the second quarter of this fiscal year.

Prepayment fees and other income for the nine months ended June 30, 2008 was $34, as compared to $432 for the nine months ended June 30, 2007.  The income for the prior period consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary waivers to the base management and incentive fees, were $13,729 for the nine months ended June 30, 2008, as compared to $9,487 for the nine months ended June 30, 2007. Operating expenses for the nine months ended June 30, 2007 reflected a significant increase in interest expense, loan servicing fees and amortization of deferred financing fees incurred in connection with certain amendments to our credit facility.

Interest expense for the nine months ended June 30, 2008 was $5,982, as compared to $4,694 for the nine months ended June 30, 2007.   This increase is primarily a result of increased borrowings under our line of credit during the nine months ended June 30, 2008, which borrowings were partially used to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

Loan servicing fees for the nine months ended June 30, 2008 were $4,541, as compared to $2,377 for the nine months ended June 30, 2007.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size and mix of the portfolio.  The average size of our investment portfolio, excluding equity investments and control investments, was approximately $376.7 million for the nine months ended June 30, 2008 as compared to approximately $291.4 million for the nine months ended June 30, 2007.  In terms of portfolio mix, senior syndicated loans comprised 6.9% and 12.3% of the portfolio during the three months ended June 30, 2008 and 2007, respectively.  Due to voluntary, irrevocable waivers in place during these periods, senior syndicated loans incurred a 0.5% annual fee whereas proprietary loans incurred a 1.5% annual fee.  These fees were reduced against the amount of the base management fee due to our Adviser.

Base management fee for the nine months ended June 30, 2008 was $1,664, as compared to $1,997 for the nine months ended June 30, 2007.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in footnote 4, and is summarized in the table below:

	Nine months ended
	June 30, 2008	June 30, 2007
Base management fee	$1,664	$1,997
Credit for investment advisory fees received by Adviser (1)	(1,320)	(1,617)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% (2)	(299)	(560)
Net base management fee	$45	$(180)

(1)   Effective April 1, 2007, the board of our Adviser reduced the amount of voluntary irrevocable credit for investment advisory fees received by our Adviser from 100% of the fees received to 50% of the fees received.  Therefore, the nine months ended June 30, 2008 and third quarter ended June 30, 2007 reflect the reduced credit for fees received by our Adviser.

(2)   The board of our Adviser voluntarily and irrevocably waived, for the nine months ended June 30, 2008 and 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the nine months ended June 30, 2008 was $4,089, as compared to $3,474 for the nine months ended June 30, 2007.  The board of our Adviser waived the entire incentive fee for the nine months ended June 30, 2008 and a portion of the incentive fee due for the nine months ended June 30, 2007.  The incentive fees and associated credits are summarized in the table below:

	Nine months ended
	June 30, 2008	June 30, 2007
Incentive fee	$4,089	$3,474
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(4,089)	(2,696)
Net incentive fee	$—	$778

Administration fee for the nine months ended June 30, 2008 was $737, compared to $482 for the nine months ended June 30, 2007.  The increase is due to the addition of administration staff and related expenses.

Professional fees, consisting primarily of legal and audit fees, for the nine months ended June 30, 2008 were $706, as compared to $369 for the nine months ended June 30, 2007.  The increase is due to legal fees incurred for converting troubled loans to control investments.

Amortization of deferred financing costs, in connection with our line of credit, was $830 for the nine months ended June 30, 2008, as compared to $199 for the nine months ended June 30, 2007.  The increase is due to the amortization of additional fees incurred with our line of credit.  In February 2008, we increased the DB Facility from $220 million to $250 million, and in April 2008, increased the DB Facility to $300 million and added BB&T as a committed lender.  In June 2008, the Company renewed the DB Facility.  The fees incurred for the above amendments are recorded in deferred financing fees on our consolidated statement of assets and liabilities, and amortized over the life of the DB Facility.

Stockholder related costs for the nine months ended June 30, 2008 were $292, as compared to $190 for the nine months ended June 30, 2007.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, costs associated with SEC filings, and annual report printing and distribution costs.  These fees increased during the nine months ended June 30, 2008 due to the size and quantity of our annual report and additional filing fees as compared to the prior year.

Directors’ fees for the nine months ended June 30, 2008 and 2007 were $163 and $167 respectively, and consisted of amortization of their annual stipend and meeting stipends.

Insurance expense for the nine months ended June 30, 2008 was $170, as compared to $191 for the nine months June 30, 2007. The increase is primarily the result of a decrease in the amortization of our directors and officers insurance policy premiums.

Other expenses for the nine months ended June 30, 2008 was $263, as compared to $220 for the nine months ended June 30, 2007.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.  The increase is primarily due to the increase in direct expenses as the overall size of our investment portfolio continued to grow from the prior year period.

Net Realized Gain (Loss) on Sale of Investments

During the nine months ended June 30, 2008, we realized a net loss of $86 from the payoff of two loans (in particular the unamortized investment acquisition costs related to the Anitox and Macfadden loans), as compared to a realized net gain of $82 from the sale or repayment of 21 syndicated loan investments in the nine months ended June 30, 2007.

Realized Gain on Settlement of Derivative

During the nine months ended June 30, 2008 and June 30, 2007, we received interest rate cap agreement payments of  $6 and $31, respectively, as a result of the one month LIBOR exceeding 5%.

Net Unrealized Depreciation on Derivative

During the nine months ended June 30, 2008, we recorded net unrealized depreciation of $12 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of $26 during the nine months ended June 30, 2007.

Net Unrealized Depreciation on Investments

For the nine months ended June 30, 2008, we recorded net unrealized depreciation on investments of $27,545, as compared to net unrealized depreciation of $2,466, for the nine months ended June 30, 2007.  The unrealized depreciation is mainly attributable to the decrease in fair value on our portfolio, most notably in the following investments:  LocalTel, Greatwide Logistics Services, U.S. Healthcare, and Visual Edge Technology.  We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and, to a lesser extent, the use of a modified valuation procedure for our non-control/non-affiliate investments.  Previously, we valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with board approved valuation procedures, which valued the debt securities at the contractual principal balance.  Consistent with the Board’s ongoing review and analysis of appropriate valuation procedures, and in consideration of the fair value measurements of SFAS No. 157 (which we will be required to adopt on October 1, 2008), the Board of Directors modified our valuation procedure so that the debt portion of bundled investments in non-controlled companies is based on opinions of value provided by SPSE.  This change in valuation estimate accounted for $1,037, or 4%, of the net unrealized depreciation for the nine month period.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 92% of cost as of June 30, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders.

Net (Decrease) Increase in Net Assets from Operations

Overall, we realized a net decrease in net assets resulting from operations of $7,194 for the nine months ended June 30, 2008.  Based on a weighted-average of 19,237,203 basic and diluted shares outstanding, our net decrease in net assets from operations per weighted-average common share for the nine months ended June 30, 2007 was $0.37, basic and diluted.

For the nine months ended June 30, 2007, we realized a net increase in net assets resulting from operations of $14,213.  Based on a weighted-average of 12,701,845 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the nine months ended June, 2007 was $1.12, basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

At June 30, 2008, we had investments in debt securities of, or loans to, 62 private companies, totaling approximately $441.8 million (cost basis) of total assets.  During the nine months ended June 30, 2008 and June 30, 2007, the following investment activity occurred:

Quarter Ended	New Investments (1)	Principal Repayments (2)	Net Gain (Loss) on Disposal
June 30, 2008	$43,678	$40,755	$(86)
March 31, 2008	20,483	3,000	—
December 31, 2007	73,341	4,047	—
	$137,502	$47,802	$(86)

June 30, 2007	$126,087	$37,573	$(5)
March 31, 2007	75,330	38,263	85
December 31, 2006	52,311	23,967	2
	$253,728	$99,803	$82

(1)   New Investments

During the nine months ended June 30, 2008, we extended, directly or through participations, $107.4 million of loan originations to 9 new portfolio companies, in one instance receiving a common equity warrant, and $30.1 million of investments to existing portfolio companies through revolver draws or additions of new notes, for total new investments of $137.5 million.  The originations of loans to new portfolio companies by quarter were as follows:

Quarter ended	Originations	Companies	Description
June 30, 2008	$35.7 million	3	Saunders, Legend and BAS Broadcasting
March 31, 2008	13.7 million	1	ACE Expediters
December 31, 2007	58.0 million	5	Interfilm, Reliable, Lindmark, GS Maritime and GFRC
Total	$107.4 million	9

During the nine months ended June 30, 2007, we extended, directly or through participations, $214.6 million of loan originations to 52 new portfolio companies, in one instance receiving a common equity warrant, and $39.1 million of investments to existing portfolio companies through revolver draws or additions of new notes, for total new investments of $253.7 million.  The new loan originations by quarter were as follows:

Quarter ended	Originations	Companies	Description
June 30, 2007	$112.7 million	20	Includes acquisition of $63.3 million in senior debt with 16 different borrowers in June 2007
March 31, 2007	53.1 million	12	Most notably Clinton Holdings and Greatwide Logistics
December 31, 2006	48.8 million	20	Most notably Precision and Pinnacle Treatment Centers
Total	$214.6 million	52

(2)   Principal Repayments

During the nine months ended June 30, 2008, 3 borrowers made payments in full ahead of contractual maturity of $25.0 million, 2 borrowers made unscheduled partial payoffs of $3.6 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $19.2 million, for total principal repayments of $47.8 million.  The total and partial payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
June 30, 2008	Repaid in full ahead of maturity	3	Reading Broadcasting, Macfadden Performing Arts and SCS Acquisition Corp.
	Partial payoff	1	Anitox – Senior Real Estate Term Debt
March 31, 2008	Partial payoff	1	Risk Metrics – Senior Subordinated Term Debt
December 31, 2007	None	—

During the nine months ended June 30, 2007, 4 borrowers made payments in full ahead of contractual maturity, 1 borrower refinanced its investment and we sold or were repaid in full on 21 syndicated loans of $87.6 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $12.2 million, for total principal repayments of $99.8 million.  The total payoffs and refinancing by quarter were as follows:

Quarter ended	Repayments	Companies	Description
June 30, 2007	Repaid in full ahead of maturity	3	SCPH Holdings, Benetech and Allied Extruders
	Syndicated loans	11
March 31, 2007	Refinanced	1	Badanco Acquisition Corp.
	Syndicated loans	8
December 31, 2006	Repaid in full ahead of maturity	1	Mistras Holdings
	Syndicated loans	2

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending September 30:	2008	$6,641
For the year ending September 30:	2009	25,573
	2010	48,070
	2011	109,311
	2012	91,878
	2013	111,810
	Thereafter	48,469
	Total Contractual Repayments	$441,752
	Investments in Equity Securities	3,448
	Total	$445,200

Net cash used in operating activities for the nine months ended June 30, 2008, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was $72,430 as compared to net cash used in operating activities of $136,605 for the nine months ended June 30, 2007.

Investing Activities

Net cash provided by investing activities for the nine months ended June 30, 2008 was $2,484, which resulted from the redemption of the U.S. Treasury bill held by Gladstone Financial.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2008 was $66,533 and mainly consisted of two offerings of common stock for aggregate net proceeds of $106,226, offset by net repayments on our line of credit of $11,350, dividend payments of $24,523, and payments to amend our DB Facility totaling $3,026.  Net cash provided by financing activities was $139,365 for the nine months ended June 30, 2007 and consisted primarily of one offering of common stock for net proceeds of $45,669, net borrowings on our line of credit of approximately $111,195, offset by dividend payments of $16,013.

Dividends

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share for April, May and June 2008 and also January, February and March 2007.  In July 2008, our Board of Directors declared a monthly dividend of $0.14 per common share for each of July, August, and September 2008.

Issuance of Equity

We anticipate borrowing funds and issuing additional equity securities to obtain additional capital in the future.  However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or if at all.  During fiscal year 2007, we filed a registration statement on Form N-2 (File No. 333-143027) (the “Registration Statement”) with the SEC that permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, or debt securities, of which to date we have issued $123.8 million in common stock, which leaves a remaining capacity of $176.2 million.

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

On February 21, 2008, our stockholders approved a proposal to authorize us to offer and issue long-term rights, including warrants, to purchase shares of our common stock at an exercise price that, at the time such rights are issued, will not be less than the greater of the market value of our common stock or the net asset value (“NAV”) of our common stock.  Such rights may be part of or accompanied by other securities of ours such as convertible debt.  We have determined that it would be advantageous to have the ability to sell, either alone or as part of another security, warrants, options or rights to purchase common stock in connection with our financing and capital raising activities.  This ability may give us a cost-effective way to raise capital.  We believe that the rights to purchase shares of our common stock give us additional flexibility over and above the limited amount that can be raised without stockholder approval through short-term transferable rights offering to take advantage of investment opportunities that may arise in the future.

Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors.  As of June 30, 2008, our NAV per share was $13.97 per share on that date and our closing market price was $15.24 per share.  To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to a rights offering.  The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1.  To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

Revolving Credit Facility

Through our wholly-owned subsidiary, Business Loan, we have a $300 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, which is scheduled to mature on May 21, 2009.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate, which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period.  Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances.  The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%.  In February 2008, we increased the DB Facility from $220 million to $250 million, and in April 2008, increased the DB Facility to $300 million and added Branch Banking and Trust Company (“BB&T”) as a committed lender.  In June 2008, we renewed the DB Facility, which matures on May 21, 2009.

As of June 30, 2008, the outstanding principal balance under this credit facility was approximately $133.1 million at an interest rate of approximately 2.71% plus a 2.50% program fee.  We are also charged an unused commitment fee of 0.75% per annum.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At June 30, 2008, the remaining borrowing capacity available under the DB Facility was approximately $166.9 million.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2008, Business Loan was in compliance with all of the facility covenants.  We currently intend to securitize the loans held by Business Loan and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. At June 30, 2008 and September 30, 2007, the amount due from custodian was $6,637 and $3,230, respectively.

Our Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million plus 75% of equity issued after May 2003 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of June 30, 2008, we were in compliance with our covenants under the performance guaranty.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2008, we were a party to signed and non-binding term sheets for two loan originations for an aggregate of $26 million and, as of August 4, 2008, funded one of those originations (see further discussion in footnote 11. Subsequent Events).  We expect to fund the other potential investment within the next 12 months.

All prospective investments are subject to, among other things, the satisfactory completion of the Company’s due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective investment, the Company will only agree to provide the investment if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the investment are acceptable and all necessary consents are received. The Company has initiated its due diligence investigations of the potential borrowers, however there can be no guarantee that facts will not be discovered in the course of completing the due diligence that would render a particular investment imprudent or that any of these investments will actually be made.

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently, our portfolio consists of the following:

63%	variable rates with a floor
2%	variable rates with a floor and ceiling
32%	variable rates without a floor or ceiling
3%	fixed rate
100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2008 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission on December 3, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed by us with the Securities and Exchange Commission on December 3, 2007.  In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in the Form 10-K.

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value.  Since our inception, our common stock has traded above net asset value.  However, subsequent to June 30, 2008, our common stock at times traded below the June 30, 2008 net asset value of $13.97 per share.  This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline.  As with any stock, the price of our shares will fluctuate with market conditions and other factors.  If shares are sold, the price received may be more or less than the original investment.  Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale.  Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value.

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

Date: August 4, 2008

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

10.1

Amendment No. 6 to the Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of April 24, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed April 25, 2008.

10.2

Amendment No. 7 to the Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of May 23, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed May 23, 2008.

10.3

Second Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of June 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed June 9, 2008.

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