Form 10-K
period 2008-09-30
GLADSTONE CAPITAL CORP
filed 2008-12-02
CIK 1143513

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2008
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☐    NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2008, based on the closing price on that date of $18.71 on the Nasdaq Global Select Market, was $371,218,353. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 21,087,574 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 30, 2008.

Documents Incorporated by Reference.    Portions of the Registrant's Proxy Statement relating to the Registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2008

 FORWARD-LOOKING STATEMENTS

        All statements contained herein, other than historical facts, may constitute "forward-looking statements." These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) adverse changes in interest rates; (3) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (4) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (5) our inability to extend, refinance, or maintain our credit facility on terms reasonably acceptable to us, if at all; (6) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (7) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (8) those factors described in the "Risk Factors" section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

 PART I

Item 1.    Business

About Gladstone Capital Corporation

        We are a specialty finance company that was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and completed our initial public offering on August 24, 2001. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company ("BDC"), under the Investment Company Act of 1940, as amended, (the "1940 Act"). In addition, for tax purposes we have elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code").

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

        Approximately 65% of the aggregate cost value of our investment portfolio as of September 30, 2008 was senior debt, approximately 34% was senior subordinated debt and there were no investments in junior subordinated debt. As of September 30, 2008, we had approximately $460.9 million invested in 63 portfolio companies. The aggregate fair value of our investments as of September 30, 2008 was approximately $407.9 million. The following table outlines our investments, in thousands, by type at September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
	Cost	Fair Value	Cost	Fair Value
	(Dollar amounts in thousands)
Senior Notes	$297,910	$265,297	$239,969	$234,498
Senior Subordinated Notes	157,927	140,676	114,721	111,195
Junior Subordinated Notes	—	—	—	—
Preferred Equity Securities	1,584	—	—	—
Common Equity Securities	3,449	1,960	1,070	4,152

Total Investments	$460,870	$407,933	$355,759	$349,845

        Investments at fair value consisted of the following industry classifications at September 30, 2008 and 2007:

	September 30, 2008			September 30, 2007
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
	(Dollar amounts in thousands)
Aerospace & Defense	$4,192	1.0%	1.6%	$4,616	1.3%	2.1%
Automobile	5,055	1.2%	1.9%	6,246	1.8%	2.8%
Broadcast (TV & Radio)	52,336	12.8%	19.2%	41,934	12.0%	19.0%
Buildings and Real Estate	13,519	3.3%	5.0%	—	—	—
Cargo Transport	15,805	3.9%	5.8%	15,685	4.5%	7.1%
Chemicals, Plastics & Rubber	16,375	4.0%	6.0%	25,110	7.2%	11.4%
Diversified/Conglomerate Manufacturing	3,195	0.8%	1.2%	3,710	1.1%	1.7%
Diversified Natural Resources, Precious Metals and Minerals	12,936	3.2%	4.8%
Electronics	35,208	8.6%	13.0%	31,351	9.0%	14.2%
Farming & Agriculture	10,031	2.5%	3.7%	11,538	3.3%	5.2%
Finance	1,812	0.4%	0.7%	2,460	0.7%	1.1%
Healthcare, Education & Childcare	76,642	18.8%	28.2%	36,927	10.5%	16.7%
Home & Office Furnishings	15,379	3.8%	5.7%	17,057	4.9%	7.7%
Leisure, Amusement, Movies & Entertainment	8,097	2.0%	3.0%	9,509	2.7%	4.3%
Machinery	9,834	2.4%	3.6%	9,883	2.8%	4.5%
Mining, Steel, Iron & Non-Precious Metals	25,095	6.2%	9.2%	27,057	7.7%	12.2%
Personal and Non-durable Consumer Products	9,703	2.4%	3.6%	8,978	2.6%	4.1%
Printing & Publishing	60,440	14.8%	22.2%	72,191	20.6%	32.7%
Retail Stores	22,800	5.6%	8.4%	14,986	4.3%	6.8%
Textiles & Leather	9,479	2.3%	3.5%	10,605	3.0%	4.8%

Total	$407,933	100.0%		$349,845	100.0%

        The investments at fair value consisted of the following geographic regions of the United States at September 30, 2008 and 2007:

	September 30, 2008			September 30, 2007
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
	(Dollar amounts in thousands)
Midwest	$206,271	50.6%	75.9%	$152,929	43.7%	69.2%
West	85,294	20.9%	31.4%	70,842	20.2%	32.1%
Mid-Atlantic	50,807	12.4%	18.7%	56,866	16.3%	25.7%
Southeast	49,374	12.1%	18.1%	44,488	12.7%	20.1%
Northeast	10,617	2.6%	3.4%	17,332	5.0%	7.8%
U.S. Territory	5,570	1.4%	2.5%	7,388	2.1%	3.3%

	$407,933	100.0%		$349,845	100.0%

        The geographic region depicts the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

        Our loans typically range from $5 million to $20 million, generally mature in no more than seven years, and accrue interest at a fixed or variable rate that exceeds the London Interbank Rate ("LIBOR") and prime rates. Because the majority of the loans in our portfolio consist of term debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Accordingly, we cannot accurately predict what ratings these loans might receive if they were in fact rated, and thus cannot determine whether or not they could be considered "investment grade" quality.

        We hold our loan investment portfolio through our wholly-owned subsidiary, Gladstone Business Loan, LLC.

Our Investment Adviser and Administrator

        Our affiliate Gladstone Management Corporation (the "Adviser") is our external investment adviser and is led by a management team which has extensive experience in our lines of business. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the "Administrator") which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs. All of our executive officers, other than our Chief Financial Officer, are officers or directors, or both, of our Adviser and our Administrator.

        Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates Gladstone Commercial Corporation ("Gladstone Commercial"), a publicly traded real estate investment trust; Gladstone Investment Corporation ("Gladstone Investment"), a publicly traded business development company; and Gladstone Land Corporation, a private agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers, other than our Chief Financial Officer, serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Investment. Our Adviser's investment committee is composed of Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Brubaker, our vice chairman, chief operating officer and secretary, and Mr. George Stelljes III, our president and chief investment officer. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

        We have been externally managed by our Adviser since October 1, 2004. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in New York, Illinois, Pennsylvania, New Jersey, Texas and Georgia.

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

Investment Process

Overview of Loan Origination and Approval Process

        To originate loans, our Adviser's lending professionals use an extensive referral network comprised primarily of venture capitalists, leveraged buyout fund managers, investment bankers, attorneys, accountants, commercial bankers and business brokers. Our Adviser's lending professionals review informational packages from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the lending professionals will seek an initial screening of the opportunity from our Adviser's investment committee. If the applicant passes this initial screening, the lending professionals will conduct a due diligence investigation and create a detailed profile summarizing the prospective borrower's historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The lending professionals then present this profile to our Adviser's investment committee, which must approve each investment.

Prospective Portfolio Company Characteristics

        We have identified certain characteristics that we believe are important to profitably lend to small and medium-sized businesses. The criteria listed below provide general guideposts for our lending and investment decisions, although not all of these criteria may be met by each portfolio company. .

  •
  Value-and-Income Orientation and Positive Cash Flow.    Our investment philosophy places a premium on fundamental analysis from an investor's perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively high and stable cash flow to provide some assurance that they will be able to service their debt and pay any required dividends on preferred stock. Typically, we do not expect to invest in start-up companies or companies with speculative business plans.

  •
  Experienced Management.    We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

  •
  Strong Competitive Position in an Industry.    We seek to invest in target companies that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

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

  •
  Liquidation Value of Assets.    The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in our investment analysis. We emphasize both tangible and intangible assets, such as accounts receivable, inventory, equipment, and real estate and intangible assets, such as intellectual property, customer lists, networks, databases, although the relative weight we place on these assets will vary by company and industry.

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

        Upon completion of a due diligence investigation and a decision to proceed with an investment, our Adviser's lending professionals who have primary responsibility for the investment present the investment opportunity to our Adviser's investment committee, which consists of Messrs. Gladstone, Brubaker and Stelljes. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

        We also rely on the long-term relationships that our Adviser's professionals have with venture capitalists, leveraged buyout fund managers, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses.

Investment Structure

        We typically invest in senior, senior subordinated and junior subordinated loans. Our loans typically range from $5 million to $20 million, although the size of our investments may vary as our capital base changes. Our loans generally mature within seven years and accrue interest at a variable rate that exceeds the LIBOR and prime rates. In the past, some of our loans have had a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called "paid in kind" ("PIK") interest, and, when earned, we record PIK income as interest income and add the PIK interest to the principal balance of the loans. As of September 30, 2008, one loan contained a small PIK provision.

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

Temporary Investments

        Pending investment in private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that 70% of our assets are "qualifying assets" for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of "qualifying assets," see "Regulation as a Business Development Company—Qualifying Assets."

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

        Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security "in contravention of such rules and regulations or orders as the U.S. Securities and Exchange Commission ("SEC") may prescribe as necessary or appropriate in the public interest or for the protection of investors . . ." However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. In addition, our ability to engage in short sales may be limited by the 1940 Act's leverage limitations. We will only engage in hedging activities in compliance with applicable laws and regulations.

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

Management Expertise

        David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies, which we refer to as the Gladstone Companies, and has been involved in all aspects of the Gladstone Companies' investment activities, including serving as a member of our Adviser's investment committee. Terry Lee Brubaker is our vice chairman, chief operating officer and secretary, and has substantial experience in acquisitions and operations of companies. George Stelljes III is our president and chief investment officer and has extensive experience in leveraged finance. Messrs. Gladstone, Brubaker and Stelljes have principal management responsibility for our Adviser as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser's investment professionals and supporting staff who possess a broad range of transactional, financial, managerial, and investment skills.

Increased Access to Investment Opportunities Developed Through Proprietary Research Capability and an Extensive Network of Contacts

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

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

        In making its investment decisions, our Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect our Adviser to use the same value and income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. Our Adviser's approach seeks to reduce our risk in investments by using some or all of the following approaches:

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

Flexible Transaction Structuring

        We believe our management team's broad expertise and its ability to draw upon many years of combined experience enables our Adviser to identify, assess, and structure investments successfully across all levels of a company's capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach enables our Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Code. After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

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

Securitization

        We have a wholly-owned subsidiary, Gladstone Business Loan, LLC, ("Business Loan"), which acquires and holds loans that we anticipate will be securitized in the future. Business Loan entered into a credit agreement with a group of institutional lenders that provides for a $300 million revolving credit facility. We use these proceeds to make additional loans and increase the size of our loan portfolio. We intend to securitize all of the loans held by Business Loan and, if we are able to securitize these loans, we will use the proceeds from the securitization to pay down any amounts outstanding under the revolving credit facility.

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

        Our Adviser employs various methods of evaluating and monitoring the performance of each of our portfolio companies, which include some or all of following:

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

Valuation Process

        The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. We value our investments in accordance with the requirements of the 1940 Act. We value securities for which market quotations are readily available at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors. In determining the value of our investments, our Adviser has established an investment valuation policy (the "Policy"). The Policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the Policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, we perform the following valuation process each quarter:

  •
  Our quarterly valuation process begins with each portfolio company or investment being initially assessed by our Adviser's investment professionals responsible for the investment, using the valuation policy.

  •
  Preliminary valuation conclusions are then discussed with our management, and documented, along with any independent opinions of value provided by Standard & Poor's Securities Evaluations, inc. ("SPSE"), for review by our Board of Directors.

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

Investment Advisory and Management Agreements

        Since October 1, 2004, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed all of our personnel and paid our payroll, benefits, and general expenses directly. Our initial investment advisory agreement was in place from October 1, 2004 through September 30, 2006 (the "Initial Advisory Agreement"). On October 1, 2006, we entered into an amended and restated investment advisory agreement with our Adviser (the "Amended Advisory Agreement") and an administration agreement with our Administrator (the "Administration Agreement"). Our Board of Directors proposed the Amended Advisory Agreement to stockholders in order to provide what it considered to be more appropriate incentives to reward fund management, and our stockholders approved each of these agreements on December 2, 2005. On July 9, 2008, our Board of Directors renewed the Amended Advisory Agreement and the Administration Agreement through August 31, 2009. The management services and fees in effect under the Initial and Amended Advisory Agreements are described below. In addition to the fees described below, certain fees received by our Adviser from our portfolio companies were 100% credited, prior to April 1, 2007, or 50% credited effective April 1, 2007, against the investment advisory fee. In addition, we pay our direct expenses including, but not limited to, directors' fees, legal and accounting fees and stockholder related expenses under the Amended Advisory Agreement.

Management services and fees under the Initial Advisory Agreement

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

Management services and fees under the Amended Advisory Agreement

        Effective October 1, 2006, we pay our Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters.

        Our Adviser's Board of Directors waived, for all the quarterly fees incurred during the fiscal year ended September 30, 2008 and for the quarter ending December 31, 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

        When our Adviser receives fees from our portfolio companies, 50% of certain of these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser.

        In addition, our Adviser services the loans held by Business Loan in return for which our Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Loan. Since we indirectly own these loans, all loan servicing fees paid to our Adviser are treated as reductions against the 2.0% base management fee. Overall, the base management fee due to our Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

        The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the "hurdle rate"). We pay our Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee

        The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

        Regulations promulgated by the SEC prohibit business development companies from implementing an incentive advisory fee while having in place a stock option plan or any outstanding stock options. In connection with the approval of the Amended Advisory Agreement, and pursuant to an offer approved by our Board of Directors on April 11, 2006, we extended an offer to the then-current stock option holders to amend the terms of all outstanding stock options under our Amended and Restated 2001 Equity Incentive Plan (the "2001 Plan") to accelerate the contractual expiration date of these options to September 30, 2006. The offer was filed with the SEC on April 12, 2006, was conducted in accordance with the federal tender offer rules and regulations, and was conditioned upon the acceptance by 100% of the current stock option holders. Our Board of Directors also accelerated in full the vesting of all outstanding options other than options held by the non-employee Directors effective April 11, 2006, resulting in accelerated vesting of 34,500 outstanding options. On May 31,

2006, 100% of the current stock option holders accepted the tender offer and on September 30, 2006, all outstanding stock options and the 2001 Plan were terminated. Upon the effectiveness of the Amended Advisory Agreement and Administration Agreement on October 1, 2006, the Initial Advisory Agreement terminated.

Administration Agreement

        Under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator's total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

License Agreement

        We have entered into a license agreement with our Adviser, pursuant to which we have a non-exclusive license to use the name "Gladstone" and the Diamond G trademark. This license agreement has required us to pay the Adviser a royalty fee of $1 per quarter through December 19, 2007. The amount of the fee is negotiable on an annual basis by our compensation committee and approved by a majority of our independent directors, and the fee was increased to $10 per quarter, effective at the beginning of the next contract term on December 20, 2007, and as a result of the last negotiation, the fee will remain at $10 for the next contract term, which will begin on December 20, 2008. The license arrangement will terminate in the event that our Adviser is no longer our investment adviser.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

        In order to maintain the qualification for treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

  •
  Income source requirements.    At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership.

  •
  Asset diversification requirements.    As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

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

        If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount ("OID") that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through September 30, 2008, we incurred no OID income.

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

         Sale of our Shares.    A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders.

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

        We intend to conduct our business so as to retain our status as a business development company. A business development company may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in assets described in Section 55(a) (1)-(3) of the 1940 Act.

Qualifying Assets

        Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements ("operating assets") represent at least 70% of the company's total assets, exclusive of operating assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

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

    (iv)
    it does not have any class of securities listed on a national securities exchange; or

    (v)
    it has a class of securities listed on a national securities exchange, with an aggregate market value of outstanding voting and non-voting equity of less than $250 million.

  (2)
  Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

  (3)
  Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

Asset Coverage

        We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least 200% immediately after each such issuance. In addition, while senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or distribution is made with respect to our common stock or before any purchase of our common stock is made, the preferred stock, together with all other senior securities, must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on the preferred stock are in arrears by two years or more.

Significant Managerial Assistance

        For portfolio securities to be qualifying assets for the 70% test described above, the business development company generally must either exercise a controlling influence over the issuer of the securities or must make available to the issuer of the securities significant managerial assistance. However, with respect to certain but not all such securities, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the business development company may exercise such control jointly. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Investment Policies

        We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others, with a particular emphasis on senior and subordinated notes. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

  •
  We will at all times conduct our business so as to retain our status as a business development company. In order to be deemed to be a business development company, we must be operated for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company or qualifying assets) if, after giving effect to such acquisition, the value of our "qualifying assets" is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire, as well as temporary investments, will generally be qualifying assets.

  •
  We will at all times endeavor to conduct our business so as to retain our status as a regulated investment company under the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.

        With the exception of our policy to conduct our business as a business development company, these policies are not fundamental and may be changed without stockholder approval.

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

Staffing

        We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser and our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 35-40 full time employees of our Adviser and our Administrator will spend substantial time on our matters during the remainder of calendar year 2008 and all of calendar year 2009. We anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase as we acquire more investments.

        As of November 21, 2008, our Adviser and our Administrator collectively had 67 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive Management
46	Investment Management, Portfolio Management, and Due Diligence
10	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Risks related to economic conditions

The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position and results of operations. Continued economic adversity could impair our portfolio companies' financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. Continued adversity in the capital markets could impact our ability to raise capital and reduce our volume of new investments.

        The United States has entered into an economic downturn. The economic downturn generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our costs and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may also be susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, therefore the number of our non-performing assets are likely to increase and the fair market value of our portfolio is likely to decrease during these periods. The economic downturn may also decrease the value of collateral securing some of our loans as well as the value of our equity investments which would decrease our ability to borrow under our credit facility or raise equity capital thereby reducing our ability to make new investments. The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. Also, it is possible that continued instability of the financial markets could have other, unforeseen material effects on our business.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the United States.

        The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies' operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Risks related to our external management

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

        The management compensation structure that has been implemented under the Amended Advisory Agreement with our Adviser may cause our Adviser to invest in high-risk investments or take other risks. In addition to its management fee, our Adviser is entitled under the Amended Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Adviser to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

We may be obligated to pay our Adviser incentive compensation even if we incur a loss.

        The Amended Advisory Agreement entitles our Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. When calculating our incentive compensation, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Amended Advisory Agreement with our Adviser, see "Business—Investment Advisory and Management Agreements—Management services and fees under the Amended Advisory Agreement."

Our Adviser's failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Amended Advisory Agreement may adversely affect our ability for future growth.

        Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on our Adviser's ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Adviser's structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The senior management team of our Adviser has substantial responsibilities under the Amended Advisory Agreement. In order to grow, our Adviser will need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

There are significant potential conflicts of interest which could affect our investment returns.

        Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser, Gladstone Investment, and Gladstone Commercial. In addition, Mr. Brubaker, our vice chairman, chief operating officer, and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Investment, and Gladstone Commercial. Mr. Stelljes, our president and chief investment officer, is also the president and chief investment officer, of our Adviser and Gladstone Commercial and vice chairman and chief investment officer of Gladstone Investment. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we targeted. While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with our Adviser.

        In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2008, our Board of Directors has approved the following types of co-investment transactions:

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

Our Adviser is not obligated to provide a waiver of the base management and incentive fees, which could negatively affect our earnings and our ability to maintain or increase our current level of distributions to our stockholders.

        The Amended Advisory Agreement provides for a base management fee based on our total assets. During each quarter of our 2008 fiscal year, our Board of Directors has accepted a voluntary waiver to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations for each quarter of our 2008 fiscal year. However, our Adviser is not required to issue this or other waivers of fees under the Amended Advisory Agreement, which we expect will continue to increase as our investment portfolio grows. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on our stock price.

        In addition to providing for a base management fee based on our total assets, this agreement contemplates a quarterly incentive fee based on our pre-incentive fee net investment income and an annual incentive fee based on our capital gains, if any. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods and has issued a full waiver for each quarter of our 2008 fiscal year. However our Adviser is not required to issue this waiver. If our Adviser does not issue a waiver in future quarters, it could negatively affect our earnings and may compromise our ability to maintain or increases our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

Our business model is dependent upon developing and sustaining strong referral relationships with leveraged buyout funds, venture capital funds, and traditional lending institutions.

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

Risks related to our external financing

Any ability to renew our credit facility on terms favorable to us, if at all, could adversely impact our liquidity and ability to fund new investments.

        Availability under our credit facility will terminate on May 21, 2009. There can be no guarantee that we will be able to renew, extend or replace the credit facility on terms that are favorable to us, if at all. Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or refinance the credit facility, this could have a material adverse effect on our liquidity and ability to fund new investments.

In addition to regulatory limitations on our ability to raise capital, our credit facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

        The agreement governing our credit facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. As of September 30, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions which are presently very volatile, affects our ability to comply with these covenants. During the year ended September 30, 2008, net unrealized depreciation on our investments was approximately $47.0 million, compared to $7.4 million during the prior year. Given the further deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under our credit facility.

        Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

Our business plan is dependent upon external financing which is constrained by the limitations of the 1940 Act.

        Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

  •
  Senior Securities.    We intend to issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale, to the extent possible given the limited market for many of our investments, may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

  •
  Common Stock.    Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our common stock may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. This imposes constraints on our ability to raise capital when our common stock is trading below net asset value, as it has recently.

  •
  Securitization.    In addition to issuing securities to raise capital as described above, we anticipate that in the future we will securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy, and affect our profitability. Moreover, successful securitization of our loan portfolio might expose us to losses as the loans in which we do not plan to sell interests will be those that are riskier and more apt to generate losses.

A change in interest rates may adversely affect our profitability and our hedging strategy may expose us to additional risks.

        We anticipate using a combination of equity and long-term and short-term borrowings to finance our lending activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates. Ultimately, we expect approximately 20% of the loans in our portfolio to be at fixed rates and approximately 80% to be at variable rates determined on the basis of a benchmark prime rate. As of September 30, 2008, our portfolio had approximately 69% of the total of the loan cost value at variable rates with a floor, approximately 2% of the total loan cost value at variable rates with a floor and ceiling, approximately 3% of the total loan cost value at fixed rates, and the remaining 26% at variable rates. Pursuant to our initial line of credit, we agreed to enter into an interest rate cap agreement, which is our only hedging transaction to date. In the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations. Our ability to receive payments pursuant to our interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement.

Our credit facility imposes certain limitations on us.

        We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to a credit agreement arranged by Deutsche Bank AG as the structuring agent. The agreement provides us with a revolving credit line facility of $300 million. In the future, borrowings outstanding on the credit line facility may be repaid with the proceeds we may receive from securitizing some or all of the loans in our portfolio for long-term funding. The line of credit facility will permit us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement.

        As a result of the line of credit facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, and average life. Our failure to satisfy these limitations could result in foreclosure by our lenders which would have a material adverse effect on our business, financial condition, and results of operations.

Risks related to our investments

We operate in a highly competitive market for investment opportunities.

        A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately owned businesses. We compete with a large number of private equity funds, leveraged buyout funds and venture capital funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We may lose investment opportunities if we do not match our competitors" pricing, terms, and structure. However, if we match our competitors' pricing, terms, and structure, we may experience decreasing net interest income and increasing risk of credit loss.

Our investments in small and medium-sized borrowers are extremely risky and you could lose all or a part of your investment.

        Loans to small and medium-sized borrowers are subject to a number of significant risks including the following:

  •
  Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses.    We expect that our borrowers will have fewer resources than larger businesses and thus, the current state of the economy and any further economic downturns or recessions are more likely to have a material adverse effect on them. If one of our borrowers is adversely affected by an economic downturn, its ability to repay our loan would be diminished.

  •
  Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them.    Our strategy includes providing financing to borrowers that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower's ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. A deterioration in a borrower's financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower's management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender's security interest.

  •
  Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses.    Because our target borrowers are smaller businesses, they will tend to be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, and technical personnel.

  •
  There is generally little or no publicly available information about these businesses.    Because we seek to make loans to privately owned businesses, there is generally little or no publicly available operating and financial information about our potential borrowers. As a result, we rely on our officers, our Adviser, and its employees and consultants to perform due diligence investigations of these borrowers, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

  •
  Small and medium-sized businesses generally have less predictable operating results.    We expect that our borrowers may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position, or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow, and other coverage tests typically imposed by their senior lenders. A borrower's failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower's ability to repay our loan would be jeopardized.

  •
  Small and medium-sized businesses are more likely to be dependent on one or two persons.    Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability, or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

  •
  Small and medium-sized businesses may have limited operating histories.    While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

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

        Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE is unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity investments include some or all of the following:

  •
  the nature and realizable value of any collateral;

  •
  the portfolio company's earnings and cash flows and its ability to make payments on its obligations;

  •
  the markets in which the portfolio company does business;

  •
  the comparison to publicly traded companies; and

  •
  discounted cash flow and other relevant factors.

        Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

        In the future, we anticipate that a small portion of our assets may consist of equity securities that are valued based on internal assessment using our own Board of Directors'-approved valuation methods, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third-party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity of our privately held investments may adversely affect our business.

        Most of our investments presently consist of, and will continue to consist of, loans and warrants acquired in private transactions directly from borrowers or from the originators of loans to such borrowers. A substantial amount of all of the investments we presently hold and the investments we expect to acquire in the future will be, are subject to restrictions on resale, including, in some instances, legal restrictions, or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important business opportunities. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser, or our respective officers, employees, or affiliates have material non-public information regarding such portfolio company.

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

Our portfolio companies are likely to have debt that ranks equally with, or senior to, our investments in such companies.

        We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company.

Prepayments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

        In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. Of the 56 portfolio companies that we had investments in as of September 30, 2007, 5 prepaid ahead of maturity in the fiscal year ended September 30, 2008, which represented approximately 11% of total investments, at cost. We will first use any proceeds from prepayments to repay any borrowings outstanding on our line of credit. In the event that funds remain after repayment of our outstanding borrowings, we will generally reinvest these proceeds in government securities, pending their future investment in new debt securities. These government securities will typically have substantially lower yields than the debt securities being prepaid, and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively affect our return on equity, which could result in a decline in the market price of our common stock.

Higher taxation of our portfolio companies may affect our returns.

        The recession's adverse affect on states' and municipalities' revenues may induce these government entities to raise various state and local taxes to make up for lost revenues. Additional taxation may have an adverse affect on our portfolio companies' earnings and reduce their ability to repay our loans to them.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

        As of September 30, 2008 we had loans outstanding to 63 portfolio companies. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As of September 30, 2008, 18.0% of our total assets were invested in healthcare, education and childcare companies, 14.2% were invested in printing and publishing companies, and 12.3% were invested in broadcast companies. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

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

        When we make a subordinated loan, we may receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees (conditional interest). Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements, and any gains we do recognize may not be sufficient to offset losses we experience.

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

        As a business development company we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Since our inception, the Company has, at times, incurred a cumulative net unrealized depreciation of its portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.

Risks related to our regulation and structure

We will be subject to corporate-level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.

        To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create "original issue discount," which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see "Business—Competitive Advantages—Leverage" and "Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status."

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

Provisions of our articles of incorporation and bylaws could deter takeover attempts and adversely affect the price of our shares.

        Our articles of incorporation and bylaws and the Maryland General Corporation Law contain provisions that may have the effect of discouraging, delaying, or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may negatively affect the price of our shares and may discourage third-party bids. These provisions may reduce any premiums paid to you for our shares. Furthermore, we are subject to Section 3-602 of the Maryland General Corporation Law which governs business combinations with interested stockholders and could delay or prevent a change in control. In addition, our Board of Directors is elected in staggered terms which makes it more difficult for a hostile bidder to acquire control of us.

Risks related to an investment in our common stock

We may experience fluctuation in our quarterly results.

        We could experience fluctuations in our quarterly operating results due to a number of factors including, among others, variations in the investment income, the interest rates payable on our debt securities, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions. As a consequence of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Distributions by us have and may in the future continue to include a return of capital.

        Our Board of Directors declares monthly dividends based on estimates of net investment incomes for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of net investment income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital. Such returns of capital reduce our asset base and also adversely affect our ability to raise debt capitals a result of the leverage restrictions under the 1940 Act, which could have a material adverse impact on our ability to make new investments.

The market price of our shares may fluctuate significantly.

        The trading price of our common stock may fluctuate substantially. The capital and credit markets have been experiencing extreme volatility and disruption for over a year. In recent weeks, the volatility and disruption have reached unprecedented levels, and we have experienced greater than usual stock price volatility.

        The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

  •
  general economic trends and other external factors;

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

  •
  the announcement of proposed, or completed, offering of our securities; and,

  •
  loss of a major funding source.

        Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

        Shares of closed-end investment companies frequently trade at a discount from net asset value. Although our common stock historically has generally traded above net asset value, recently it has traded below the September 30, 2008 net asset value of $12.89 per share. Subsequent to September 30, 2008, our stock has consistently traded at discounts of up to 54.5% of net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below net asset value we will be subject to significant constraints on our ability to raise capital. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our dividend.

Other risks

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

Terrorist attacks, acts of war, or national disasters may affect any market for our common stock, affect the businesses in which we invest, and harm our business, operating results, and financial conditions.

        Terrorist acts, acts of war, or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively affect the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Gladstone Management Corporation is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to our Amended Advisory and Administration Agreement with our Adviser and Administrator, respectively. Our Adviser and Administrator are headquartered in McLean, Virginia and our Adviser also has operations in New York, New Jersey, Illinois, Pennsylvania, Texas and Georgia.

Item 3.    Legal Proceedings

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "GLAD." The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Select Market for each fiscal quarter during the last two fiscal years.

	Quarter Ended	High	Low
FY 2008	09/30/08	$18.65	$12.91
	06/30/08	19.31	15.24
	03/31/08	19.22	16.25
	12/31/07	20.62	17.01
FY 2007	09/30/07	21.66	17.94
	06/30/07	24.60	21.44
	03/31/07	24.24	21.24
	12/31/06	25.21	21.96

        As of November 21, 2008, there were approximately 83 stockholders of record of our common stock.

Dividends

        We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly dividends. Amounts presented for each fiscal quarter of 2008 and 2007 represent the cumulative amount of the dividends declared for the months composing such quarter. The following table reflects, by quarter, the dividends per share that we have declared on our common stock in the last two fiscal years.

	Quarter Ended	Cash Dividend Per Share
FY 2008	09/30/08	$0.420
	06/30/08	0.420
	03/31/08	0.420
	12/31/07	0.420
FY 2007	09/30/07	0.420
	06/30/07	0.420
	03/31/07	0.420
	12/31/06	0.420

Recent Sales of Unregistered Securities

        There were no unregistered sales of securities during the fiscal year ended September 30, 2008.

Item 6.    Selected Financial Data

        The following selected financial data for the fiscal years ended September 30, 2008, 2007, 2006, 2005, and 2004 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION
SELECTED FINANCIAL DATA
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended September 30,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Total Investment Income	$45,725	$36,687	$26,900	$23,950	$20,396
Total Expenses	$19,172	$14,426	$7,447	$6,454	$7,103
Net Investment Income	$26,553	$22,261	$19,351	$17,286	$13,293
Net (Loss) Gain on Investment	$(47,815)	$(7,309)	$5,079	$(1,795)	$(2,723)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(21,262)	$14,952	$24,430	$15,491	$10,570
Per Share Data(1):
Basic:	$(1.08)	$1.13	$2.15	$1.37	$1.05
Diluted:	$(1.08)	$1.13	$2.10	$1.33	$1.02
Cash Distributions Declared per share	$1.680	$1.680	$1.635	$1.515	$1.365
Statement of Assets and Liabilities Data:
Total Assets	$425,698	$367,729	$225,783	$205,793	$215,334
Net Assets	$271,748	$220,959	$172,570	$151,611	$152,227
Net Asset Value Per Share	$12.89	$14.97	$14.02	$13.41	$13.50
Common Shares Outstanding	21,087,574	14,762,574	12,305,008	11,303,510	11,278,510
Senior Securities Data:
Borrowings under line of credit(2)	$151,030	$144,440	$49,993	$5 3,034	$40,744
Asset coverage ratio(3)(4)	286%	259%	466%	402%	549%
Asset coverage per unit(4)	$2,860	$2,594	$4,657	$4,024	$5,492
Other Data:
Number of Portfolio Companies at Year End	63	56	32	28	16
Principal Amount of Loan Originations	$176,550	$261,700	$135,955	$143,794	$86,268
Principal Amount of Loan Repayments and Investments Sold	$70,482	$121,818	$124,010	$88,019	$47,159
Weighted Average Yield on Investments(5):	10.23%	11.98%	12.74%	12.23%	13.44%
Total Return(6)	(13.90)%	(4.40)%	5.21%	5.93%	24.40%

(1)
Per share data for net increase in net assets resulting from operations is based on the weighted common stock outstanding for both basic and diluted.

(2)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding our level of indebtedness.

(3)
As a business development company, we are generally required to maintain a ratio of 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings.

(4)
Asset coverage ratio is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per $1,000 of indebtedness.

(5)
Weighted average yield on investments equals interest income on investments divided by the annualized weighted average investment balance throughout the year.

(6)
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

OVERVIEW

General

        We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, venture capital funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, we may acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In addition, for tax purposes we have elected to be treated as a regulated investment company ("RIC") under the Internal Revenue Code, as amended (the "Code").

        We seek out small and medium-sized private U.S. businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower's cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower's stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

Business Environment

        The United States has entered into an economic downturn. The economic downturn generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may also be susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the number of our non-performing assets are likely to increase and the fair market value of our portfolio is likely to decrease during these periods. The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital.

        Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our credit facility that further constrain our ability to access the capital markets. To maintain our qualification as

RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our line of credit. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have a 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.

        Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On November 21, 2008, the closing market price of our common stock was $5.87, which price represented a 54% discount to our September 30, 2008 Net Asset Value ("NAV") per share. When our stock is trading below NAV, as it has consistently traded subsequent to September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit us from the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. We currently do not have stockholder approval to sell our common stock below NAV, however our stockholders will consider a proposal which would allow us to do so at the upcoming annual stockholders' meeting scheduled for February 19, 2008.

        The economic downturn may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility. For the year ended September 30, 2008, we recorded net unrealized depreciation on our portfolio of investments of $47.0 million, which was mainly attributable to the decrease in fair value of our portfolio. We may see further decreases in the value of our portfolio, which will further limit our ability to borrow under our current credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth requirements which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under the credit facility.

        We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to raise for some time. For so long as this is the case, our near-term strategy may necessarily become somewhat dependent upon retaining capital and building the value of our existing portfolio companies to further the potential of future returns. We will also, where prudent and possible, consider the sale of lower-yielding investments. We expect that this may result in significantly reduced investment activity, as our ability to make new investments under such conditions would be dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control. With available capital, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

Investment Highlights

        During the fiscal year ended September 30, 2008, we extended, directly or through participations, approximately $140.8 million of new loans to 12 new portfolio companies, and $35.8 million of investments to existing portfolio companies through revolver draws or the additions of term notes, for total new investments of $176.6 million. Also, during the fiscal year ended September 30, 2008, four borrowers repaid their loans in full ahead of contractual maturity, two borrowers made unscheduled partial payoffs, we had a partial sale of a syndicated loan, and we were repaid in full on another syndicated loan of an aggregate of $42.7 million, and we received scheduled contractual principal repayments of approximately $27.8 million, for total principal repayments of approximately $70.5 million. Since our initial public offering in August 2001, we have made 253 different loans to, or investments in, 132 portfolio companies for a total of approximately $930.5 million, before giving effect to principal repayments on investments and divestitures.

Investment Strategy

        Our loans typically range from $5 million to $20 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at fixed or variable rates. Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called "paid in kind" ("PIK") interest and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. As of September 30, 2008 one Control investment bore PIK interest.

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

        Original issue discount ("OID") arises when we extend a loan and receive an equity interest in the borrower at the same time. To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan, to the value of the equity. Then the amount allocated to the equity, the OID, must be amortized over the life of the loan. As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code"), whereas the cash is received, if at all, when the equity instrument is sold. We seek to avoid OID with all potential investments under review and from inception through September 30, 2008, we did not hold any investments with OID income.

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

        Our Adviser receives fees for other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon closing of the investment. The services our Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, raising equity and debt capital from other investors, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that we pay to our Adviser. Any services of this nature subsequent to closing would typically generate a separate fee at the time of completion.

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

Our Adviser and Administrator

        Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer, George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the "Administrator"), which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs.

        Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Investment Corporation, a publicly traded business development company; and Gladstone Land Corporation, a private agricultural real estate company. With the exception of our chief financial officer, all of our executive officers serve as either directors or executive officers, or both, of our Adviser, our Administrator, Gladstone Commercial Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

Investment Advisory and Management Agreement

        Under the amended and restated investment advisory agreement ("Amended Advisory Agreement"), we pay our Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters and also consists of a two-part incentive fee.

        The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the "hurdle rate"). The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Amended Advisory Agreement, as of the termination date), and will equal 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. The Adviser did not earn the capital gains portion of the incentive fee for the fiscal year ended September 30, 2008.

        We pay our direct expenses including, but not limited to, directors' fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Amended Advisory Agreement.

        The Adviser's board of directors agreed to irrevocably, unconditionally and voluntarily waive 1.5% of the annual 2.0% base management fee to 0.5% for senior syndicated loans for each quarter during the fiscal year ended September 30, 2008. In addition to the base management and incentive fees under the Amended Advisory Agreement, 50% of certain fees received by the Adviser from our portfolio companies are credited against the investment advisory fee and paid to the Adviser.

        The Adviser services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan, LLC ("Business Loan") in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility. Effective in April 2006, the Adviser's board of directors voted to reduce the portion of the 1.5% annual fee to 0.5% for senior syndicated loans. This fee directly reduces the amount of fee payable under the Amended Advisory Agreement.

Administration Agreement

        Under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator's total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

RESULTS OF OPERATIONS (dollar amounts in thousands, unless otherwise indicated)

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Investment Income

Investment income for the year ended September 30, 2008 was $45,725, as compared to $36,687 for the year ended September 30, 2007.

        Interest income from our investments in debt securities of private companies was $44,797 for the year ended September 30, 2008, as compared to $35,413 for the year ended September 30, 2007. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments increased $9.4 million, or 26%, during the year ended September 30, 2008 compared to the prior year period based on the overall growth in the cost basis of our investments, offset by the decrease in the weighted average yield. The success fees during the year ended September 30, 2008 and 2007 were $998 and $2,249 respectively. The success fees for the year ending September 30, 2008 resulted from refinancings by Westlake Hardware, Inc. and Defiance Acquisition Corp., and a full repayment by Express Courier International, while the success fees for the year ended September 30, 2007 resulted from a refinancing by Badanco Acquisition Corp. and full repayments by Mistras Holdings Corp., SCPH Holdings and Allied Extruders LLC.

  •
  The interest-bearing investment portfolio had an average cost basis of approximately $400.6 million for the year ended September 30, 2008, as compared to an average cost basis of $284.3 million for the year ended September 30, 2007. The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Year ended September 30, 2008			Year ended September 30, 2007
Company	Interest Income	% of Total	Company	Interest Income	% of Total
Sunshine Media	$2,939	6.6%	Westlake Hardware	$1,918	5.4%
Reliable Biopharma	2,870	6.4%	Badanco	1,905	5.4%
Westlake Hardware	2,852	6.4%	Mistras Holdings	1,356	3.8%
Clinton Aluminum	1,902	4.2%	Clinton Aluminum	1,321	3.7%
Winchester Electronics	1,399	3.1%	Specialty Coatings	1,285	3.7%

Subtotal	$11,962	26.7%	Subtotal	$7,785	22.0%
Other companies	32,835	73.3%	Other companies	27,628	78.0%

Total interest income	$44,797	100.0%	Total interest income	$35,413	100.0%

  •
  The weighted average yield on our portfolio, excluding cash and cash equivalents, for the year ended September 30, 2008 was 10.2%, compared to 12.0% for the year ended September 30, 2007. The weighted average yields were not materially impacted by the PIK interest, which was $62 and $0 for the year ended September 30, 2008 and 2007, respectively. The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR, which was 3.8% for the year ended September 30, 2008, compared to 5.3% in the prior year period, as well as four investments being on non-accrual during the year ended September 30, 2008 (LocalTel, West Cost Yellow Pages, Greatwide Logistics and U.S. Healthcare) and none in the prior year period. As of September 30, 2008, three investments were on non-accrual (Greatwide Logistics, LocalTel, and U.S. Healthcare). West Coast Yellow Pages was restructured as a Control investment and was renamed Western Directories.

        Interest income from invested cash and cash equivalents for the year ended September 30, 2008 was $335, as compared to $256 for the year ended September 30, 2007, due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

        Interest income from loans to our employees, in connection with the exercise of employee stock options, for the year ended September 30, 2008 and September 30, 2007, was $471 and $526 respectively. The decrease is due to the cancellation in full of one employee loan during the fourth quarter of the prior fiscal year, and full repayment of another employee loan in the second quarter of this fiscal year.

        Prepayment fees and other income for the year ended September 30, 2008 was $122, as compared to $492 for the year ended September 30, 2007. The income for the prior period consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

        Operating expenses, net of credits from the Adviser for fees earned and voluntary irrevocable and unconditional waivers to the base management and incentive fees, were $19,172 for the year ended September 30, 2008, as compared to $14,426 for the year ended September 30, 2007. Operating expenses for the year ended September 30, 2008 reflected a significant increase in interest expense, loan servicing fees and amortization of deferred financing fees incurred in connection with certain amendments to our credit facility.

        Interest expense for the year ended September 30, 2008 was $8,284, as compared to $7,226 for the year ended September 30, 2007. This increase is primarily a result of increased borrowings under our line of credit during the year ended September 30, 2008, and an increase in the interest rates on our borrowings. The borrowings were partially used to finance the increase in our investment activity during the fiscal year.

        Loan servicing fees for the year ended September 30, 2008 were $6,117, as compared to $3,624 for the year ended September 30, 2007. These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size and mix of the portfolio. The average size of our investment portfolio, excluding equity investments and control investments, was approximately $375.6 million for the year ended September 30, 2008 as compared to approximately $291.3 million for the year ended September 30, 2007. In terms of portfolio mix, senior syndicated loans comprised 7.3% and 10.7% of the portfolio during the year ended September 30, 2008 and 2007, respectively. Due to voluntary, irrevocable and unconditional waivers in place during these periods, senior syndicated loans incurred a 0.5% annual fee, whereas proprietary loans incurred a 1.5% annual fee. All of these fees were reduced against the amount of the base management fee due to our Adviser.

        The base management fee for the year ended September 30, 2008 was $2,212, as compared to $2,402 for the year ended September 30, 2007. The base management fee is computed quarterly as described under "Investment Advisory and Management Agreement" in footnote 4 to the accompanying consolidated financial statements, and is summarized in the table below:

	Year ended
	September 30, 2008	September 30, 2007
Base management fee(1)	$2,212	$2,402
Credit for fees received by Adviser from the portfolio companies(2)	(1,678)	(1,660)
Fee reduction for the voluntary, irrevocable and unconditional waiver of 2% fee on senior syndicated loans to 0.5%(3)	(408)	(481)

Net base management fee	$126	$261

(1)
Base management fee is net of loan servicing fees per the terms of the Amended Advisory Agreement.

(2)
Effective April 1, 2007, the board of directors of our Adviser reduced the amount of voluntary, irrevocable and unconditional credit for investment advisory fees received by our Adviser from 100% of the fees received to 50% of the fees received. Therefore, the year ended September 30, 2008 and the last six months of the year ended September 30, 2007 reflect the reduced credit for fees received by our Adviser.

(3)
The board of our Adviser voluntarily, irrevocably and unconditionally waived, for the year ended September 30, 2008 and 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

        Incentive fee for the year ended September 30, 2008 was $5,311, as compared to $4,608 for the year ended September 30, 2007. The board of our Adviser voluntarily, irrevocably and unconditionally waived the entire incentive fee for the year ended September 30, 2008 and a portion of the incentive fee due for the year ended September 30, 2007. The incentive fee and associated credits are summarized in the table below:

	Year ended
	September 30, 2008	September 30, 2007
Incentive fee	$5,311	$4,608
Credit from voluntary, irrevocable and unconditional waiver issued by Adviser's board of directors	(5,311)	(3,830)

Net incentive fee	$—	$778

        Administration fee for the year ended September 30, 2008 was $985, compared to $719 for the year ended September 30, 2007. The increase is due to the addition of administration staff and related expenses.

        Professional fees, consisting primarily of legal and audit fees, for the year ended September 30, 2008 were $911, as compared to $523 for the year ended September 30, 2007. The increase is due to legal fees incurred in connection with converting troubled loans to control investments.

        Amortization of deferred financing fees, in connection with our line of credit, was $1,534 for the year ended September 30, 2008, as compared to $267 for the year ended September 30, 2007. The increase is due to the amortization of additional fees incurred with certain amendments to our line of credit. In February 2008, we increased our revolving credit facility (the "DB Facility") from $220 million to $250 million, and in April 2008, increased the DB Facility to $300 million and added BB&T as a committed lender. In June 2008, we renewed the DB Facility. The fees incurred for the above amendments are recorded in deferred financing fees on our consolidated statements of assets and liabilities, and amortized over the life of the DB Facility.

        Stockholder related costs for the year ended September 30, 2008 were $443, as compared to $217 for the year ended September 30, 2007. Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, costs associated with SEC filings, and annual report printing and distribution costs. These fees increased during the year ended September 30, 2008 due to the size and quantity of our annual report and additional expenses for the annual stockholder meeting and proxy costs compared to the prior year.

        Directors' fees for the year ended September 30, 2008 and 2007 were $220 and $234 respectively, and consisted of amortization of their annual stipend and meeting stipends.

        Insurance expense for the year ended September 30, 2008 was $227, as compared to $249 for the year ended September 30, 2007. The decrease is primarily the result of a decrease in the amortization of our directors and officers insurance policy premiums.

        Other expenses for the year ended September 30, 2008 were $325, as compared to $328 for the year ended September 30, 2007. The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized (Loss) Gain on Sale of Investments

        During the year ended September 30, 2008, we realized a net loss of $787 resulting from the partial sale of the senior subordinated term debt of Greatwide Logistics, as well as the unamortized investment acquisition costs related to the Anitox and Macfadden loans, which were repaid in full during the year, as compared to a realized net gain of $44 from the sale or repayment of 27 syndicated loan investments in the year ended September 30, 2007.

Realized Gain on Settlement of Derivative

        During the years ended September 30, 2008 and September 30, 2007, we received interest rate cap agreement payments of $7 and $39, respectively, as a result of the one month LIBOR exceeding 5%.

Net Unrealized Depreciation on Derivative

        During the year ended September 30, 2008, we recorded net unrealized depreciation of $12 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized depreciation of $38 during the year ended September 30, 2007.

Net Unrealized Depreciation on Investments

        For the year ended September 30, 2008, we recorded net unrealized depreciation on investments of $47,023, as compared to net unrealized depreciation of $7,354 for the year ended September 30, 2007. The unrealized depreciation is mainly attributable to the decrease in fair value of our portfolio, most notably in the following investments: LocalTel, Greatwide Logistics Services, U.S. Healthcare and Visual Edge Technology. We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and, to a lesser extent, the use of a modified valuation procedure for our non-control/non-affiliate investments. Previously, we valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with Board-approved valuation procedures, which valued the debt securities at the contractual principal balance. Consistent with the Board's ongoing review and analysis of appropriate valuation procedures, and in consideration of the fair value measurements of SFAS No. 157 (which we will be required to adopt on October 1, 2008), the Board of Directors modified our valuation procedure so that the debt portion of bundled investments in non-controlled companies is based on opinions of value provided by

SPSE. This change in valuation estimate accounted for $2,887, or 6.1%, of the net unrealized depreciation for the year-long period. Although our investment portfolio has depreciated, our entire portfolio was fair valued at 88.5% of cost as of September 30, 2008. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders, however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net (Decrease) Increase in Net Assets from Operations

        Overall, we realized a net decrease in net assets resulting from operations of $21,262 for the year ended September 30, 2008. Based on a weighted average of 19,699,796 basic and diluted shares outstanding, our net decrease in net assets from operations per weighted-average common share for the year ended September 30, 2008 was $1.08, basic and diluted.

        For the year ended September 30, 2007, we realized a net increase in net assets resulting from operations of $14,952. Based on a weighted average of 13,173,822 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the year ended September 30, 2007 was $1.13, basic and diluted.

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Investment Income

        Investment income for the fiscal year ended September 30, 2007 was $36,687 as compared to $26,900 for the fiscal year ended September 30, 2006. This increase is primarily a result of a rise in interest income from an increase of approximately $261.7 million of new investments from the prior year's new investments of approximately $136.0 million and the collection of approximately $2.2 million of exit fees upon the full repayment or refinancing of four investments as compared to approximately $1.3 million of exit fees upon the full repayment of two portfolio company investments in the prior year.

        Interest income from our investments in debt securities of private companies was $35,413, for the fiscal year ended September 30, 2007 as compared to $25,647 for the fiscal year ended September 30, 2006. No PIK interest was recorded during the year ended September 30, 2007, while the interest income for the year ended September 30, 2006 included $63 of PIK interest. This increase is primarily a result of a rise in interest income from an increase of approximately $261.7 million of new investments from the prior year's new investments of approximately $136.0 million and the collection of approximately $2.2 million of exit fees upon the full repayment or refinancing of four investments as compared to approximately $1.3 million of exit fees upon the full repayment of two portfolio company investments.

        The weighted average yield on our portfolio for the fiscal year ended September 30, 2007 was 11.98%. The weighted average yield on our portfolio for the fiscal year ended September 30, 2006 was 12.74% (with and without giving effect to PIK interest). The yields were computed based on the cost value of the investment portfolios.

        Interest income from invested cash and cash equivalents for the fiscal year ended September 30, 2007 was $256, as compared to approximately $38 for the fiscal year ended September 30, 2006. Interest income increased from the prior year due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

        Interest income from employee notes receivable for the fiscal year ended September 30, 2007 was $526, as compared to $441 for the fiscal year ended September 30, 2006. The increase is the result of additional loans issued in connection with employee stock option exercises during the fourth quarter of the fiscal year ended September 30, 2006.

        Prepayment fees and other income was $492 for the fiscal year ended September 30, 2007 and $773 for the fiscal year ended September 30, 2006. For the fiscal year ended September 30, 2006, this consisted of approximately $0.8 million of prepayment penalty fees. The income for both periods consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments which, in both instances, were based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

        Operating expenses, net of credits from the Adviser for fees earned and voluntary waivers to the base management and incentive fees, for the fiscal year ended September 30, 2007 were $14,426, as compared to $7,447 for the fiscal year ended September 30, 2006. This increase was mainly a result of an increase in interest expense, loan servicing fees, the addition of the administration fee and the reduction of certain credits in the base management fee, partially offset by reductions in professional fees and stockholder related costs.

        Interest expense for the fiscal year ended September 30, 2007 was $7,226 as compared to $3,239 for the fiscal year ended September 30, 2006. This increase was primarily a result of increased borrowings under our line of credit during the fiscal year ended September 30, 2007, which borrowings were used, in part, to finance our increased investments, borrowings remaining outstanding for longer periods of time and an increase in the interest rates on our borrowings.

        Loan servicing fees of $3,624 were incurred for the fiscal year ended September 30, 2007 as compared to $2,908 for the fiscal year ended September 30, 2006. These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the aggregate outstanding loan portfolio. These fees were directly credited against the amount of the base management fee due to our Adviser.

        The base management fee for the year ended September 30, 2007 was $2,402, as compared to $1,284 for the year ended September 30, 2006. The base management fee is computed quarterly as described under "Investment Advisory and Management Agreement" in footnote 4 to the accompanying consolidated financial statements, and is summarized in the table below:

	Year ended
	September 30, 2007	September 30, 2006
Base management fee(1)	$2,402	$1,284
Credit for fees received by Adviser from the portfolio companies(2)	(1,660)	(2,051)
Fee reduction for the voluntary, irrevocable and unconditional waiver of 2% fee on senior syndicated loans to 0.5%(3)	(481)	(18)

Net base management fee	$261	$(785)

(1)
Base management fee is net of loan servicing fees per the terms of the Amended Advisory Agreement.

(2)
Effective April 1, 2007, the board of directors of our Adviser reduced the amount of voluntary irrevocable credit for investment advisory fees received by our Adviser from 100% of the fees received to 50% of the fees received. Therefore, the six months ended September 30, 2007 reflect the reduced credit for fees received by our Adviser.

(3)
The board of our Adviser voluntarily and irrevocably waived, for the year ended September 30, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

        Effective October 1, 2006, the income based incentive fee became effective and as such we recorded a gross incentive fee of $4,608, which was reduced by a voluntary waiver issued by our Adviser's board of directors of $3,830, which resulted in a net incentive fee of $778. There was no incentive fee recorded for the fiscal year ended September 30, 2006, as the Amended Advisory Agreement was not in effect.

        Effective October 1, 2006, the Administration Agreement became effective in which we provide payments equal to our allocable portion of our Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer and controller and their respective staffs. We incurred an administration fee of $719 for the fiscal year ended September 30, 2007. There was no administration fee recorded for the fiscal year ended September 30, 2006, as the Administration Agreement was not in effect.

        Professional fees, consisting primarily of legal and audit fees, for the fiscal year ended September 30, 2007 were $523, as compared to $548 for the fiscal year ended September 30, 2006. The decrease was due primarily to a decrease in non-recurring legal fees, such as legal fees incurred in the prior year in connection with review of the special proxy statement and the termination of the options outstanding under the 2001 Plan.

        Amortization of deferred financing costs, in connection with our line of credit, were $267 for the fiscal year ended September 30, 2007 and $140 for the fiscal year ended September 30, 2006. The increase was due to the addition of fees paid in connection with our renewal and expansion of our facility during the fiscal year ended September 30, 2007 and their related amortization.

        Stockholder related costs for the fiscal year ended September 30, 2007 were $217, as compared to $304 for the fiscal year ended September 30, 2006. Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, electronic filing fees, and annual report printing fees. The decrease was due mainly to the normalization of stockholder communication activity as compared to the prior year period in which there was filing, printing and mailing of the special proxy statement in connection with the special meeting of stockholders, and the fees associated with the Schedule TO filed in connection with the offer to amend the terms of the options outstanding under the 2001 Plan.

        Directors' fees for the fiscal year ended September 30, 2007 were $234, as compared to approximately $116 for the fiscal year ended September 30, 2006. This was the result the increase in the annual stipends which are paid at the start of each fiscal year and amortized throughout the year.

        Insurance expense for the fiscal year ended September 30, 2007 was $249, as compared to approximately $207 for the fiscal year ended September 30, 2006. The increase was primarily the result of an increase of our directors and officers insurance premiums.

        There was no stock option compensation expense recorded for the fiscal year ended September 30, 2007 as there was no longer a stock option plan in effect. Stock option compensation expense for the fiscal year ended September 30, 2006 was $285 and was the result of the adoption of the SFAS No. 123 (revised 2004) Share-based Payment.

        Other expenses were $328 for the fiscal year ended September 30, 2007, as compared to $485 for the fiscal year ended September 30, 2006. Other expenses for the fiscal year ended September 30, 2007, represented travel related to our portfolio companies, backup servicer expenses, loan evaluation services, and press releases. For the fiscal year ended September 30, 2006, approximately $300 in expenses were incurred related to employer taxes, interest and penalties arising from withholding taxes on stock option exercises that were not remitted to the respective taxing authorities during the third and fourth quarters of fiscal year 2006. The remaining $185 of other expenses primarily represented direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Income Tax Expense

        During the fiscal year ended September 30, 2006, we recorded $102 in tax expense in connection with interest penalties incurred on misclassified revenue on our fiscal year 2004 corporate tax return.

Net Realized Gain (Loss) on Sale of Investments

        During the fiscal year ended September 30, 2007, we sold or were repaid in full on twenty-seven syndicate loan investments and an originated loan investment for a net gain of $44, as compared to an aggregate net loss of $904, which was composed of $1,181 loss from the sale of two investments and a net gain of $277 from the sale and repayments of seven syndicate investments during the fiscal year ended September 30, 2006.

Realized Gain on Settlement of Derivative

        During the fiscal year ended September 30, 2007, we received interest rate cap agreement payments of $39 as a result of the one month LIBOR exceeding 5%, as compared to $15 received during the fiscal year ended September 30, 2006.

Net Unrealized (Depreciation) Appreciation on Derivative

        During the fiscal year ended September 30, 2007, we recorded net unrealized depreciation of $38 due to a decrease in the fair market value of our interest rate cap agreement, as compared to unrealized appreciation of a nominal amount during the fiscal year ended September 30, 2006.

Net Unrealized (Depreciation) Appreciation on Investments

        For the fiscal year ended September 30, 2007, we recorded net unrealized depreciation of $7,354. The unrealized depreciation was mainly attributable to the depreciated fair value on certain investments, most notably unrealized depreciation on Visual Edge Technology, Inc., Greatwide Logistics Services, Inc., LocalTel, Inc. and It's Just Lunch International LLC, partially offset by appreciation of our warrants in Finn Corporation.

        For the fiscal year ended September 30, 2006, we recorded net unrealized appreciation on investments of $5,969. The unrealized appreciation was mainly attributable to the early repayment or sale of loans that were underperforming as of September 30, 2005, most notably Finn Corporation and ARI Holdings, Inc., as well as the unrealized appreciation on the Finn Corporation warrants currently still in our portfolio.

Net Increase in Net Assets Resulting from Operations

        For the fiscal year ended September 30, 2007, we realized a net increase in net assets resulting from operations of $14,952. Based on a weighted average of 13,173,822 (basic and diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2007 was $1.13 (basic and diluted).

        For the fiscal year ended September 30, 2006, we realized a net increase in net assets resulting from operations of $24,430. Based on a weighted average of 11,381,378 (basic) and 11,615,922 (diluted) shares outstanding, our net increase in net assets from operations per weighted average common share for the fiscal year ended September 30, 2006 was $2.15 (basic) and $2.10 (diluted).

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

        At September 30, 2008, we had investments in debt securities, or loans to or syndicated participations in 63 private companies with a cost basis totaling approximately $460.9 million. At September 30, 2007, we had investments in debt securities, or loans to or syndicated participations in 56 private companies with a cost basis totaling approximately $355.8 million. At September 30, 2006, we had investments in debt securities, or loans to or syndicated participations in 32 private companies, with a cost basis totaling approximately $216.2 million.

        During the fiscal years ended September 30, 2008, 2007 and 2006, the following investment activity occurred during each quarter of the respective fiscal year:

Quarter Ended	New Investments(1)	Principal Repayments(2)	Investments Sold(3)	Net Gain (Loss) on Disposal
September 30, 2008	$39,048	$21,381	$1,299	$(701)
June 30, 2008	43,678	40,755	—	(86)
March 31, 2008	20,483	3,000	—	—
December 31, 2007	73,341	4,047	—	—

Total fiscal year 2008	$176,550	$69,183	$1 ,299	$(787)

September 30, 2007	$7,972	$22,015	$—	$(37)
June 30, 2007	126,087	20,913	16,660	(5)
March 31, 2007	75,330	20,063	18,200	85
December 31, 2006	52,311	23,967	—	2

Total fiscal year 2007	$261,700	$86,958	$34,860	$45

September 30, 2006	$30,879	$16,134	$—	$—
June 30, 2006	39,917	43,359	1,000	(101)
March 31, 2006	38,471	17,815	7,000	378
December 31, 2005	26,688	20,395	18,307	(1,181)

Total fiscal year 2006	$135,955	$97,703	$26,307	$(904)

(1)   New Investments

        During the year ended September 30, 2008, we extended, directly or through participations, $140.8 million of loan originations to 12 new portfolio companies, in one instance receiving a common equity warrant, and $35.8 million of investments to existing portfolio companies through revolver draws or additions of new notes, for total new investments of $176.6 million. The originations of loans to new portfolio companies by quarter were as follows:

Quarter ended	Originations	Companies	Description
September 30, 2008	$33.4 million	3	AKQA, Vantacore and Tulsa Welding School
June 30, 2008	35.7 million	3	Saunders, Legend and BAS Broadcasting
March 31, 2008	13.7 million	1	ACE Expediters
December 31, 2007	58.0 million	5	Interfilm, Reliable, Lindmark, GS Maritime and GFRC

Total	$140.8 million	12

        During the year ended September 30, 2007, we extended, directly or through participations, $214.6 million of loan originations to 52 new portfolio companies, in one instance receiving a common equity warrant, and $47.1 million of investments to existing portfolio companies through revolver draws or additions of new notes, for total new investments of $261.7 million. The new loan originations by quarter were as follows:

Quarter ended	Originations	Companies	Description
September 30, 2007	$—	—
June 30, 2007	112.7 million	20	Includes acquisition of $63.3 million in senior debt with 16 different borrowers in June 2007
March 31, 2007	53.1 million	12	Most notably Clinton Holdings and Greatwide Logistics
December 31, 2006	48.8 million	20	Most notably Precision and Pinnacle Treatment Centers

Total	$214.6 million	52

        During the year ended September 30, 2006, we extended, directly or through participations, $131.2 million of loan originations to 21 new portfolio companies and $4.7 million of investments to existing portfolio companies through revolver draws or additions of new notes, for total new investments of $135.9 million. The new loan originations by quarter were as follows:

Quarter ended	Originations	Companies	Description
September 30, 2006	$30.2 million	5	Most notably ActivStyle and ProfitSystems
June 30, 2006	39.2 million	8	Most notably John Henry and Express Courier
March 31, 2006	37.1 million	5	Most notably Westlake Hardware and Thibaut
December 31, 2005	24.7 million	3	Doe and Ingalls, SCS Acquisition Corp. and Polar Corporation

Total	$131.2 million	21

(2)   Principal Repayments

        During the year ended September 30, 2008, four borrowers made payments in full ahead of contractual maturity, two borrowers made unscheduled partial payoffs, and we were repaid in full on one syndicated loan for an aggregate of $41.4 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $27.8 million, for total principal repayments of $69.2 million. The payments received in full ahead of contractual maturity, syndicate loan payoff and unscheduled partial payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
September 30, 2008	$8.9 million	1	Express Courier International (repaid in full ahead of maturity)
	3.8 million	1	Meteor Holding Corporation (syndicate loan payoff)
June 30, 2008	25.1 million	3	Reading Broadcasting, Macfadden Performing Arts and SCS (repaid in full ahead of maturity)
	3.1 million	1	Anitox—Senior Real Estate Term Debt (partial payoff)
March 31, 2008	0.5 million	1	Risk Metrics—Senior Subordinated Term Debt (partial payoff)
December 31, 2007	—	—

Total	$41.4 million	7

        During the year ended September 30, 2007, five borrowers made payments in full ahead of contractual maturity, one borrower refinanced its investment and we were repaid in full on seven syndicated loans for an aggregate of $73.6 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $13.4 million, for total principal repayments of $87.0 million. The payments received in full ahead of contractual maturity, refinancing and syndicate loan payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
September 30, 2007	$5.8 million	1	Florida Cable (repaid in full ahead of maturity)
	12.0 million	2	Advanced Homecare Management and Ohmstede Acquisition (syndicated loans)
June 30, 2007	14.6 million	3	SCPH Holdings, Benetech and Allied Extruders (repaid in full ahead of maturity)
	2.5 million	2	IPC and Consolidated Bedding (syndicated loans)
March 31, 2007	13.3 million	1	Badanco Acquisition Corp. (refinanced)
	4.5 million	1	Network Solutions (syndicated loan)
December 31, 2006	14.8 million	1	Mistras Holdings (repaid in full ahead of maturity)
	6.1 million	2	Xspedius and Fresh Start Bakeries (syndicated loans)

Total	$73.6 million	13

        During the year ended September 30, 2006, five borrowers made payments in full ahead of contractual maturity, and we were repaid in full on seven syndicated loans for an aggregate of $69.9 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $27.8 million, for total principal repayments of $97.7 million. The payments received in full ahead of contractual maturity and syndicate loan payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
September 30, 2006	$6.2 million	1	Gammill Inc. (repaid in full ahead of maturity)
	7.5 million	1	Advanced Homecare Management (syndicated loan)
June 30, 2006	7.8 million	1	Santana Plastics (repaid in full ahead of maturity)
	19.2 million	5	Polar Corporation, Tech Lighting, John Henry, Penn Engineering and Survey Sampling (syndicate loans)
March 31, 2006	13.7 million	2	Coyne International and Woven Electronics (repaid in full ahead of maturity)
December 31, 2005	10.5 million	1	Finn Corporation (repaid in full ahead of maturity)
	5.0 million	1	Regency Gas (syndicated loan)

Total	$69.9 million	12

(3)   Investments Sold

        During the year ended September 30, 2008, we partially sold one syndicated loan of $1.3 million. The sales by quarter were as follows:

Quarter ended	Investment Sales	Companies	Description
September 30, 2008	$1.3 million	1	Partial sale of Greatwide Logistics
June 30, 2008	—	—
March 31, 2008	—	—
December 31, 2007	—	—

Total	$1.3 million	1

        During the year ended September 30, 2007, we sold 16 syndicated loans of $34.9 million. The sales by quarter were as follows:

Quarter ended	Investment Sales	Companies	Description
September 30, 2007	$—	—
June 30, 2007	16.7 million	9	Most notably Hudson Products and Generac
March 31, 2007	18.2 million	7	Most notably West Corp. and ACS Media
December 31, 2006	—	—

Total	$34.9 million	16

        During the year ended September 30, 2006, we sold two syndicated loans and two proprietary loans of $26.3 million. The sales by quarter were as follows:

Quarter ended	Investment Sales	Companies	Description
September 30, 2006	$—	—
June 30, 2006	1.0 million	1	Cavalier Telephone
March 31, 2006	7.0 million	1	InforGlobal Corporation
December 31, 2005	18.3 million	2	American Remanufacturing Inc. and Marcal

Total	$26.3 million	4

        The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments.

Fiscal Year Ended September 30,	Amount
2009	$25,476
2010	47,797
2011	104,543
2012	93,281
2013	141,970
Thereafter	42,770

Total Contractual Repayments	$455,837
Investment in Equity Securities	5,033

Total	$460,870

        Net cash used in operating activities for the fiscal year ended September 30, 2008 was $80,218. Net cash used in operating activities for the fiscal year ended September 30, 2007, consisting primarily of the items described in "Results of Operations" and the investment activity described above, was

$116,984 as compared to net cash provided by operating activities of $7,236 for the fiscal year ended September 30, 2006.

Investing Activities

        Net cash provided by investing activities for the fiscal year ended September 30, 2008 was $2,484 for the redemption of a U.S. Treasury Bill with an original maturity of six months with the funds used to purchase stock in our wholly-owned subsidiary, Gladstone Financial Corporation (previously known as Gladstone SSBIC Corporation). Net Cash used in investing activities for the fiscal year ended September 30, 2007 was $2,484 for the purchase of the U.S. Treasury Bill.

Financing Activities

        Net cash provided by financing activities for the fiscal year ended September 30, 2008 was $75,388 and mainly consisted of net borrowings on our line of credit of $6,590, proceeds of $105,374, net of offering costs, from the issuance of common stock and the payment of $33,379 of dividends.

        Net cash provided by financing activities for the fiscal year ended September 30, 2007 was $127,575 and mainly consisted of net borrowings on our line of credit of $94,447, proceeds of $56,764, net of offering costs, from the issuance of common stock and the payment of $22,141 of dividends.

        Net cash used in financing activities for the fiscal year ended September 30, 2006 was $7,008 and consisted of $149,781 of repayments on our line of credit, and $18,629 for the payment of dividends. These outflows were partially offset by approximately $146,740 of cash received from borrowings on the line of credit and the exercise of stock options for $14,683.

Dividends

        In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share during each month of the fiscal years ended September 30, 2008 and September 30, 2007 and $0.135 per common share for each month of October 2005 through June 2006 and $0.14 per common share for July, August and September 2006. For the year ended September 30, 2008, our dividends paid of $33,379 exceeded our net investment income by $6,826. We declared these dividends based on our estimates of net investment income for the fiscal year. Our investment pace was slower than expected and, consequently, our net investment income was lower than our original estimates. A portion of the dividends declared during fiscal 2008 was treated as a return of capital to our stockholders.

Issuance of Equity

        On May 16, 2007, we filed a registration statement with the SEC (as amended in December 2007) which was declared effective on January 23, 2008 (the "Registration Statement"). The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock and/or debt securities. To date, we have issued $123.8 million in common stock pursuant to the Registration Statement, which leaves a remaining capacity of $176.2 million. To date, we have incurred approximately $1.5 million of costs in connection with the Registration Statement.

        We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value ("NAV"), we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of September 30, 2008, our NAV per share was $12.89 and our closing market price was $15.24 per share. However, subsequent to that date our stock has consistently traded at discounts of up to 54.5% of our September 30, 2008 NAV per share. On November 21, 2008, our closing market price was $5.87 per share. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to a rights offering. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

        On October 19, 2007, we completed an offering of 2,500,000 shares of our common stock at a price of $18.70 per share, less an underwriting discount of $1.03 per share, under the Registration Statement and as supplemented by a final prospectus supplement dated October 15, 2007. On November 19, 2007, the underwriter exercised its over-allotment option and we sold an additional 375,000 shares of common stock at the same price. Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us, were approximately $50.5 million and were used to repay a portion of outstanding borrowings under our line of credit.

        On February 5, 2008, we completed an offering of 3,000,000 shares of our common stock at a price of $17.00 per share, less an underwriting discount of $0.935 per share, under the Registration Statement and as supplemented by a final prospectus supplement dated January 30, 2008. On February 26, 2008, the underwriter exercised its over-allotment option and we sold an additional 450,000 shares of common stock at the same price. Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us, were approximately $55.0 million and were used to repay a portion of outstanding borrowings under our line of credit.

        On February 21, 2008, our stockholders approved a proposal to authorize us to offer and issue long-term rights, including warrants, to purchase shares of our common stock at an exercise price that, at the time such rights are issued, will not be less than the greater of the market value of our common stock or the NAV of our common stock. Such rights may be part of or accompanied by other securities of ours such as convertible debt. We have determined that it would be advantageous to have the ability to sell, either alone or as part of another security, warrants, options or rights to purchase common stock in connection with our financing and capital raising activities. This ability may give us a cost-effective way to raise capital. We believe that the rights to purchase shares of our common stock give us additional flexibility over and above the limited amount that can be raised without stockholder approval through short-term transferable rights offering to take advantage of investment opportunities that may arise in the future.

        Additionally, listed for a vote at the upcoming annual meeting of stockholders scheduled for February 19, 2009, is a proposal which, if approved, would authorize us to sell shares of our common stock at a price below our then current net asset value per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale.

Revolving Credit Facility

        Through our wholly-owned subsidiary, Business Loan, we have a $300 million revolving credit facility (the "DB Facility") with Deutsche Bank AG, as administrative agent. Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper ("CP") rate, which is equivalent to the weighted average per annum rates paid by the DB Facility's CP lenders in respect of CP notes issued by the CP lender during such period. Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances. The alternative rate is the London Interbank Offered Rate ("LIBOR"), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%. In February 2008, we increased the DB Facility from $220 million to $250 million and in April 2008, increased the DB Facility to $300 million and added Branch Banking and Trust Company ("BB&T") as a committed lender. In June 2008, we renewed the DB Facility, which matures on May 21, 2009. In the event that the DB Facility is not renewed or extended, we will be required to repay all principal and accrued interest outstanding within one year of the maturity date.

        As of September 30, 2008, the outstanding principal balance under the DB Facility was approximately $151,030 at an interest rate of approximately 3.90% plus a 2.50% program fee. We are also charged an unused commitment fee of 0.75% per annum. Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At September 30, 2008, the remaining borrowing capacity available under the DB Facility was approximately $148,970.

        The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of September 30, 2008, Business Loan was in compliance with all of the facility covenants.

        The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon Corp. as custodian. Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. At September 30, 2008 and September 30, 2007, the amount due from custodian was $4,544 and $3,230, respectively.

        Our Adviser also services the loans pledged under the DB Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million plus 75% of equity issued after May 2003 and to maintain "asset coverage" with respect to "senior securities representing indebtedness" of at least 200%, in accordance with Section 18 of the 1940 Act. As of September 30, 2008, we were in compliance with our covenants under the performance guaranty.

Contractual Obligations

        As of September 30, 2008, we were not party to any signed and non-binding term sheets.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2008.

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

Investment Valuation Policy:

        We carry our investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by our Board of Directors. In determining the fair value of our investments, our Adviser has established an investment valuation policy (the "Policy"). The Policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio.

        We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments. When these specific third-party valuations are engaged or accepted, we would use such appraisals to value the investment we have in that business if we determined that the appraisals were the best estimate of fair value.

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

         Securities for which a limited market exists:    We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price. Firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price offered by the respective originating syndication agent's trading desk, or secondary desk, on or near the valuation date. To the extent that we use the indicative bid price as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

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

(1)
Portfolio investments comprised solely of debt securities:    Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist ("Non-Public Debt Securities"), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to us by SPSE. We may also submit PIK interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

  In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE's opinions of value are based on the valuations prepared by our portfolio management team as described below. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under "—Credit Information," the risk ratings of the loans described below under "—Loan Grading and Risk Rating" and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

  SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser's supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser's conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of September 30, 2008 included in our accompanying consolidated financial statements.

  Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation Policy using the methods described herein.

(2)
Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities:    We value Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•
the issuer's ability to make payments;

•
the earnings of the issuer;

•
recent sales to third parties of similar securities;

•
the comparison to publicly traded securities; and

•
discounted cash flow or other pertinent factors.

  In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer's equity or equity like securities.

(3)
Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities:    We value Non-Public Debt Securities and equity or equity-like securities that are purchased together from the same "non-controlled" portfolio company, or issuer, by valuing the debt portion with SPSE (as described above) and valuing the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach as described above.

  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security's principal market.

Valuation Considerations:    From time to time, depending on certain circumstances, the Adviser may use the following valuation considerations, including, but not limited to:

  •
  the risk rating of the security (see "—Loan Grading and Risk Rating");

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

        The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At September 30, 2008, three investments were on non-accrual and at September 30, 2007, one investment was on non-accrual. We do not risk rate our equity securities.

        The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2008 and September 30, 2007, representing approximately 83% and 79%, respectively, of all loans in our portfolio at the end of each period:

Rating	Sept. 30, 2008	Sept. 30, 2007
Average	7.3	7.3
Weighted Average	7.0	7.1
Highest	9.0	9.0
Lowest	5.0	4.0

        The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at September 30, 2008 and September 30, 2007, representing approximately 6% and 4%, respectively, of all loans in our portfolio at the end of each period:

Rating	Sept. 30, 2008	Sept. 30, 2007
Average	6.6	6.0
Weighted Average	6.7	6.0
Highest	7.0	6.0
Lowest	6.0	6.0

        For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that are currently rated by an NRSRO at September 30, 2008 and September 30, 2007, representing approximately 11% and 17%, respectively, of all loans in our portfolio at the end of each period:

Rating	Sept. 30, 2008	Sept. 30, 2007
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	BB/Ba3	B/B3
Lowest	CC/C	CCC/Caa2

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

        In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Revenue Recognition

Interest Income Recognition

        Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. At September 30, 2008, three investments were on non-accrual for approximately $13.1 million, at cost. At September 30, 2007, one investment was on non-accrual for approximately $2.2 million, at cost. Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Paid in Kind Interest

        In the past, some loans in our portfolio contained a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though we have not yet collected the cash. As of September 30, 2008, one loan in our portfolio bore PIK interest.

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

        We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser. These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations

Recent Accounting Pronouncements

        Refer to Note 2 in the accompanying consolidated financial statements for a summary of recently issued accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, unless otherwise indicated)

        Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates, currently substantially all of our investment portfolio is at variable rates. At September 30, 2008, our portfolio consisted of the following:

69%	variable rates with a floor
2%	variable rates with a floor and ceiling
26%	variable rates without a floor or ceiling
3%	fixed rate

100%	total

        All of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate.

        We have a $300 million revolving credit facility, based on variable rates, with Deutsche Bank AG which matures in May 2009. As of September 30, 2008, there was an outstanding principal balance of $151.0 million at a stated interest rate of approximately 3.9% plus a 2.5% program fee.

        In February 2004, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit. We purchased this interest rate cap agreement with a notional amount of $35 million (which is amortized quarterly) for a one-time, up-front payment of $304. The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 5%. The cap expires in February 2009. This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at 5%. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates. At September 30, 2008, the cap agreement had a nominal fair market value and a current notional amount of $2.3 million. The one month LIBOR rate in effect on our investment portfolio at September 30, 2008 was approximately 2.5%.

        To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase in Net Assets Resulting from Operations
Up 200 basis points	$4,196	$3,020	$1,896
Up 100 basis points	1,622	1,510	112
Down 100 basis points	(1,401)	(1,510)	109
Down 200 basis points	(2,794)	(3,020)	226

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

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Management on Internal Controls	67
Report of Independent Registered Public Accounting Firm	68
Consolidated Statements of Assets and Liabilities as of September 30, 2008 and September 30, 2007	69
Consolidated Schedules of Investments as of September 30, 2008 and September 30, 2007	70
Consolidated Statements of Operations for the years ended September 30, 2008, September 30, 2007 and September 30, 2006	83
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2008, September 30, 2007 and September 30, 2006	84
Consolidated Statements of Cash Flows for the years ended September 30, 2008, September 30, 2007 and September 30, 2006	85
Financial Highlights for the years ended September 30, 2008, September 30, 2007 and September 30, 2006	86
Notes to Consolidated Financial Statements	87

 Report of Management on Internal Controls

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

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

        Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

December 2, 2008

 Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

        In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows and the financial highlights present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, VA
December 2, 2008

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2008	September 30, 2007
ASSETS
Non-Control/Non-Affiliate investments (Cost 9/30/08: $448,356; 9/30/07: $354,835)	$407,153	$348,921
Control investments (Cost 9/30/08: $12,514; 9/30/07: $924)	780	924

Total investments at fair value (Cost 9/30/08: $460,870; 9/30/07 $355,759)	407,933	349,845
Cash and cash equivalents	6,493	8,839
U.S. Treasury bill	—	2,484
Interest receivable—investments in debt securities	3,588	2,426
Interest receivable—employees (Refer to Note 4)	91	21
Due from custodian	4,544	3,230
Deferred financing fees	1,905	186
Prepaid assets	306	337
Other assets	838	361

TOTAL ASSETS	$425,698	$367,729

LIABILITIES
Accounts payable	$8	$6
Interest payable	646	588
Fee due to Administrator (Refer to Note 4)	247	237
Fees due to Adviser (Refer to Note 4)	457	708
Borrowings under line of credit	151,030	144,440
Accrued expenses and deferred liabilities	1,328	791
Funds held in escrow	234	—

TOTAL LIABILITIES	153,950	146,770

NET ASSETS	$271,748	$220,959

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,087,574 and 14,762,574 shares issued and outstanding at September 30, 2008 and September 30, 2007, respectively	$21	$15
Capital in excess of par value	334,143	235,907
Notes receivable—employees (Refer to Note 4)	(9,175)	(9,230)
Net unrealized depreciation on investments	(52,937)	(5,915)
Unrealized depreciation on derivative	(304)	(292)
Accumulated undistributed net investment income	—	474

TOTAL NET ASSETS	$271,748	$220,959

NET ASSETS PER SHARE	$12.89	$14.97

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Access Television Network, Inc.(2)	Service-cable airtime (infomercials)	Senior Term Debt(6) (10.5%, Due 3/2009)	$1,923	$1,774
ACE Expediters, Inc.	Service-over-the-ground logistics	Line of Credit, $850 available (6.0%, Due 1/2011)	—	—
		Senior Term Debt(6) (9.8%, Due 1/2012)	11,966	11,248
		Common Stock Warrants(8)	200	142
ActivStyle Acquisition Co.(2)	Service-medical products distribution	Line of Credit, $1,500 available(6) (6.7%, Due 7/2009)	1,100	1,059
		Senior Term Debt(6) (8.5%, Due 9/2012)	4,721	4,543
		Senior Term Debt(3)(6) (10.5%, Due 9/2012)	4,435	4,213
AKQA Holdings	Service-market and advertising	Senior Term Debt(7) (7.7%, Due 3/2013)	8,273	7,980
Allison Publications, LLC(2)	Service-publisher of consumer oriented magazines	Line of Credit, $4,000 available (9.0%, Due 9/2010)	—	—
		Senior Term Debt(6) (9.0%, Due 9/2012)	10,465	9,568
Anitox Acquisition Company(2)	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available(6) (6.7%, Due 1/2010)	2,000	1,880
		Senior Term Debt(6) (8.5%, Due 1/2012)	3,388	3,185
		Senior Term Debt(3)(6) (10.5%, Due 1/2012)	3,688	3,388
Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt(6) (11.5%, Due 7/2012)	9,458	8,795
BAS Broadcasting	Service-radio station operator	Senior Term Debt(5) (11.5%, Due 7/2013)	7,300	7,209
		Senior Term Debt(3)(5) (12.0%, Due 7/2009)	1,000	988
Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt(7) (4.8%, Due 9/2013)	3,001	2,670
		Senior Subordinated Term Debt(7) (7.6%, Due 3/2014)	1,508	1,305
CCS, LLC	Service-cable tv franchise owner	Senior Term Debt(6) (9.0%, Due 8/2008)	728	364

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
CHG Companies, Inc.(2)	Service-healthcare staffing	Letter of Credit, $400 available(7) (6.0%, Due 12/2012)	$400	$356
		Senior Term Debt(7) (5.3%, Due 12/2012)	1,572	1,399
		Senior Subordinated Term Debt(7) (8.5%, Due 12/2013)	500	425
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available(6) (9.0%, Due 9/2010)	575	529
		Senior Term Debt(6) (9.0%, Due 9/2010)	702	638
Clinton Holdings, LLC(2)	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt(6) (12.0%, Due 1/2013)	15,500	14,880
		Common Stock Warrants(8)	109	—
CMI Acquisition, LLC(2)	Service-recycling	Senior Subordinated Term Debt(6) (10.2%, Due 11/2012)	6,414	6,061
Community Media Corporation	Service-publisher of free weekly newspapers	Senior Term Debt(6) (7.0%, Due 8/2012)	987	936
Country Road Communications LLC(2)	Service-telecommunications	Senior Subordinated Term Debt(7) (11.5%, Due 7/2013)	5,973	5,880
Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt(3)(6) (11.0%, Due 4/2010)	6,165	5,055
Doe & Ingalls Management LLC(2)	Distributor-specialty chemicals	Senior Term Debt(6) (6.8%, Due 11/2010)	3,100	2,945
		Senior Term Debt(3)(6) (7.8%, Due 11/2010)	4,410	4,167
Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt(7) (5.8%, Due 11/2013)	2,359	2,027
		Senior Subordinated Term Debt(7) (8.8%, Due 5/2014)	2,011	1,720
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants(8)	37	1,578
GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $3,000 available (6.7%, Due 12/2010)	—	—
		Senior Term Debt(6) (9.3%, Due 12/2012)	7,362	7,105
		Senior Subordinated Term Debt(3)(6) (11.8%, Due 12/2012)	6,716	6,414
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt(3)(6) (13.0%, Due 11/2009)	4,640	4,153

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
GTM Holdings, Inc.(2)	Manufacturing-socks	Senior Term Debt(7) (8.5%, Due 10/2013)	$491	$359
		Senior Subordinated Term Debt(7) (11.8%, Due 4/2014)	500	325
Greatwide Logistics Services, Inc.	Service—logistics and transportation	Senior Term Debt(7)(10) (non-accrual, Due 12/2013)	3,950	2,765
		Senior Subordinated Term Debt(7)(10) (non-accrual, Due 6/2014)	2,000	700
GS Maritime Intermediate Holdings LLC	Service-cargo transport	Senior Subordinated Term Debt(7) (11.2%, Due 12/2013)	1,000	950
Harrington Holdings, Inc.(2)	Service—healthcare products distribution	Senior Term Debt(7) (6.0%, Due 1/2014)	2,463	2,192
		Senior Subordinated Term Debt(7) (9.7%, Due 1/2014)	5,000	3,750
Heartland Communications Group, LLC(2)	Service-radio station operator	Line of Credit, $500 available(6) (10.0%, Due 12/2008)	105	79
		Senior Term Debt(6) (10.0%, Due 5/2011)	4,523	3,386
Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt(6) (10.5%, Due 10/2012)	5,000	4,750
International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available(6) (9.2%, Due 5/2010)	1,400	1,288
		Senior Term Debt(6) (6.7%, Due 5/2012)	2,551	2,347
		Senior Term Debt(3)(6) (10.5%, Due 5/2012)	2,500	2,288
It's Just Lunch International, LLC	Service-dating service	Line of Credit, $750 available(6) (6.5%, Due 6/2009)	550	275
		Senior Term Debt(6) (6.7%, Due 6/2011)	3,300	1,650
		Senior Term Debt(3)(6)(9) (10.5%, Due 6/2011)	500	250
John Henry Holdings, Inc.(2)	Manufacturing-packaging products	Senior Subordinated Term Debt(7) (11.6%, Due 6/2011)	8,000	7,600
Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt(7) (6.2%, Due 11/2013)	1,478	1,326
		Senior Subordinated Term Debt(7) (9.2%, Due 5/2014)	1,508	1,275
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available(6) (11.0%, Due 3/2010)	153	137
		Senior Term Debt(6) (11.0%, Due 3/2010)	1,792	1,594

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available(5) (11.0%, Due 6/2011)	$397	$392
		Senior Term Debt(5) (11.0%, Due 6/2013)	9,250	9,134
Lindmark Outdoor Advertising LLC	Service-advertising	Senior Subordinated Term Debt(6) (11.0%, Due 10/2012)	11,421	9,651
Multi-Ag Media LLC(2)	Service-dairy magazine publisher/ information database	Senior Term Debt(6) (9.0%, Due 12/2009)	2,072	1,853
Newhall Holdings, Inc.(2)	Service-distributor of personal care products and supplements	Line of Credit, $4,000 available(6) (6.0%, Due 5/2010)	2,100	1,880
		Senior Term Debt(6) (8.3%, Due 5/2012)	4,230	3,807
		Senior Term Debt(3)(6) (11.3%, Due 5/2012)	4,500	4,016
Northern Contours, Inc.(2)	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt(6) (10.0%, Due 5/2010)	6,912	6,082
Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (6.7%, Due 12/2009)	—	—
		Senior Term Debt(6) (8.5%, Due 12/2011)	3,550	3,319
		Senior Term Debt(3)(6) (10.5%, Due 12/2011)	7,500	6,938
Precision Acquisition Group Holdings, Inc.(2)	Manufacturing-consumable components for the aluminum industry	Equipment Note, $1,500 available(6) (8.5%, Due 10/2011)	1,000	993
		Senior Term Debt(6) (8.5%, Due 10/2010)	4,750	4,714
		Senior Term Debt(3)(6) (11.5%, Due 10/2010)	4,158	4,127
PROFITSystems Acquisition Co.(2)	Service-design and develop ERP software	Line of Credit, $1,250 available (6.7%, Due 7/2009)	—	—
		Senior Term Debt(6) (8.5%, Due 7/2011)	2,200	2,027
		Senior Term Debt(3)(6) (10.5%, Due 7/2011)	2,900	2,657
Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt(7) (11.3%, Due 1/2012)	7,189	5,570
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt(3)(6) (8.5%, Due 1/2011)	2,875	2,695
		Senior Term Debt(4)(6) (10.5%, Due 1/2011)	3,060	2,815
RedPrairie Holding, Inc.(2)	Service-design and develop supply chain software	Senior Term Debt(7) (6.1%, Due 7/2012)	4,412	4,014
		Senior Subordinated Term Debt(7) (9.3%, Due 1/2013)	3,000	2,550

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available(6) (9.0%, Due 10/2010)	$1,600	$1,528
		Mortgage Note(6) (9.5%, Due 10/2014)	7,407	7,147
		Senior Term Debt(6) (9.0%, Due 10/2012)	1,800	1,719
		Senior Term Debt(3)(6) (11.0%, Due 10/2012)	11,933	11,352
		Senior Subordinated Term Debt(6) (12.0%, Due 10/2013)	6,000	5,445
		Common Stock Warrants(8)	209	—
RiskMetrics Group Holdings, LLC	Service-develop risk and wealth management solutions	Senior Term Debt(7) (5.8%, Due 1/2014)	1,936	1,812
Saunders & Associates	Manufacturing-equipment provider for frequency control	Line of Credit, $2,500 available (6.9%, Due 5/2009)	—	—
	devices	Senior Term Debt(6) (9.8%, Due 5/2013)	10,945	10,740
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt(6) (11.0%, Due 10/2008)	2,712	1,355
Sunburst Media—Louisiana, LLC	Service-radio station operator	Senior Term Debt(6) (9.5%, Due 6/2011)	7,857	6,728
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of Credit, $3,000 available(6) (11.0%, Due 5/2010)	700	627
		Senior Term Debt(6) (11.0%, Due 5/2012)	17,000	15,300
		Senior Term Debt(3)(6) (13.5%, Due 5/2012)	10,000	8,750
Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $2,000 available(6) (7.0%, Due 1/2011)	2,000	1,838
		Senior Term Debt(6) (7.0%, Due 1/2011)	2,013	1,849
		Senior Term Debt(3)(6) (10.5%, Due 1/2011)	3,000	2,685
Tulsa Welding School	Service-private welding school	Line of credit, $2,000 available (9.5%, 9/2011)	—	—
		Senior Term Debt(5) (9.5%, 9/2013)	4,000	4,000
		Senior Term Debt(5) (12.8%, 9/2013)	8,000	8,000
Vanta Core	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt(6) (12.0%, 8/2013)	13,100	12,936
Viapack, Inc.(2)	Manufacturing-polyethylene film	Senior Real Estate Term Debt(6) (7.0%, Due 3/2011)	850	780
		Senior Term Debt(3)(6) (11.3%, Due 3/2011)	4,091	3,733

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
Visual Edge Technology, Inc.(2)	Service-office equipment distribution	Senior Subordinated Term Debt(6) (11.5%, Due 8/2011)	$5,000	$2,925
Wesco Holdings, Inc.(2)	Service-aerospace parts and distribution	Senior Term Debt(7) (6.0%, Due 9/2013)	2,451	2,212
		Senior Subordinated Term Debt(7) (9.5%, Due 3/2014)	2,267	1,980
Westlake Hardware, Inc.(2)	Retail-hardware and variety	Senior Subordinated Term Debt(6) (9.0%, Due 1/2011)	15,000	13,800
		Senior Subordinated Term Debt(6) (10.3%, Due 1/2011)	10,000	9,000
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt(6) (8.0%, Due 5/2013)	1,699	1,563
		Senior Subordinated Term Debt(6) (13.0%, Due 6/2013)	9,950	9,055
WP Evenflo Group Holdings Inc.(2)	Manufacturing-infant and juvenile products	Senior Term Debt(7) (5.3%, Due 2/2013)	1,910	1,595
		Senior Subordinated Term Debt(7) (8.8%, Due 2/2014)	2,000	1,600

Total Non-Control/Non-Affiliate Investments			$448,356	$407,153

CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $700 available(11)(12) (8.7%, Due 10/2009)	$742	$—
		Common Stock(8)	424	—
LocalTel, Inc.	Service-yellow pages publishing	Line of credit, $500 available(12) (10.0%, 5/2009)	75	—
		Line of Credit, $3,000 available(10)(12) (non-accrual, Due 6/2009)	1,170	—
		Senior Term Debt(10)(12) (non-accrual, Due 6/2011)	2,688	—
		Senior Term Debt(3)(10)(12) (non-accrual, Due 6/2011)	2,750	—
		Common Stock Warrants(8)	1	—
U.S. HealthCare, Inc.	Service-magazine publisher/ operator	Line of credit, $200 available(10) (non-accrual, Due 3/2010)	90	90
		Line of credit, $450 available(10) (non-accrual, Due 3/2010)	450	450
		Common Stock(8)	2,470	240

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
Western Dirctories	Service-directory publisher	Line of credit, $450 available(12) (10%, Due 8/2009)	$69	$—
		Preferred Stock(8)	1,584	—
		Common Stock(8)	1	—

Total Control Investments			$12,514	$780

Total Investments			$460,870	$407,933

(1)
Percentage represents interest rates in effect at September 30, 2008 and due date represents the contractual maturity date.

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

(7)
Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of September 30, 2008, from the respective originating syndication agent's trading desk.

(8)
Security is non-income producing.

(9)
It's Just Lunch may borrow an additional $1,750 of the senior term debt facility, subject to certain conditions including Gladstone Capital's approval, borrowings of $500 were outstanding at September 30, 2008.

(10)
Greatwide, LocalTel and US Healthcare are currently past due on interest payments and are on non-accrual.

(11)
BERTL line of credit was overdrawn by $42 as of September 30, 2008. The Company is currently restructuring the line of credit. BERTL interest is currently being capitalized as Paid in Kind ("PIK") interest. Please refer to Note 2 "Summary of Significant Accounting Policies."

(12)
Fair value was based on the total enterprise value of the issuer, which was calculated using a liquidity waterfall approach.

(13)
Aggregate gross unrealized depreciation for federal income tax purposes is $54,477; aggregate gross unrealized appreciation for federal income tax purposes is $1,540. Net unrealized depreciation is $52,937 based on a tax cost of $460,870.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2007

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Access Television Network, Inc.(2)	Service-cable airtime (infomercials)	Line of Credit, $500 available (11.8% Due 3/2009)	$—	$—
		Senior Term Debt(6) (11.8% Due 3/2009)	2,616	2,558
ActivStyle Acquisition Co.(2)	Service-medical products distribution	Line of Credit, $1,500 available(6) (10.0%, Due 7/2009)	600	597
		Senior Term Debt(6) (10.0%, Due 9/2012)	5,245	5,219
		Senior Term Debt(3)(6) (12.6%, Due 9/2012)	4,435	4,407
Allison Publications, LLC(2)	Service-publisher of consumer oriented magazines	Senior Term Debt(6) (9.8%, Due 12/2011)	7,884	7,780
Anitox Acquisition Company(2)	Manufacturing-preservatives for animal feed	Senior Real Estate Term Debt (8.8%, Due 1/2012)	3,110	3,060
		Line of Credit, $3,000 available (10.0%, Due 1/2010)	—	—
		Senior Term Debt(6) (10.0%, Due 1/2012)	2,750	2,736
		Senior Term Debt(3)(6) (12.3%, Due 1/2012)	2,750	2,736
Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt(6) (12.4%, Due 7/2012)	9,653	9,628
Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt(7) (7.4%, Due 9/2013)	3,002	2,910
		Senior Subordinated Term Debt(7) (9.9%, Due 3/2014)	1,510	1,485
CCS, LLC	Service-cable tv franchise owner	Senior Term Debt(6) (11.8%, Due 10/2007)	3,433	3,416
CHG Companies, Inc.(2)	Service-healthcare staffing	Letter of Credit(7) (7.1%, Due 12/2012)	400	385
		Senior Term Debt(7) (7.9%, Due 12/2012)	1,588	1,528
		Senior Subordinated Term Debt(7) (11.9%, Due 12/2012)	500	480
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $950 available(6) (11.8%, Due 9/2010)	230	229
		Senior Term Debt(6) (11.8%, Due 9/2010)	1,071	1,051
Clinton Holdings, LLC(2)	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (13.0%, Due 1/2013)	15,500	15,500
		Common Stock Warrants(8)	109	223
CMI Acquisition, LLC(2)	Service-recycling	Senior Subordinated Term Debt(6) (12.4%, Due 11/2012)	6,500	6,451

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2007

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
Community Media Corporation	Service-publisher of free weekly newspapers	Senior Term Debt(6) (9.8%, Due 8/2012)	$2,511	$2,482
Country Road Communications LLC(2)	Service-telecommunications	Senior Subordinated Term Debt(7) (13.1%, Due 7/2013)	5,967	5,880
Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt(3)(6) (13.8%, Due 4/2010)	6,325	6,246
Doe & Ingalls Management LLC(2)	Distributor-specialty chemicals	Senior Term Debt(6) (9.3%, Due 11/2010)	3,900	3,900
		Senior Term Debt(3)(6) (10.3%, Due 11/2010)	4,455	4,455
Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt(7) (7.4%, Due 11/2013)	2,434	2,383
		Senior Subordinated Term Debt(7) (10.2%, Due 5/2014)	2,013	1,985
Express Courier International, Inc.	Service-ground delivery and logistics	Line of Credit, $1,500 available(6) (10.0%, Due 6/2009)	900	899
		Senior Term Debt(6) (10.0%, Due 6/2011)	4,113	4,107
		Senior Term Debt(3)(6) (12.3%, Due 6/2011)	3,950	3,945
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants(8)	37	3,005
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt(3)(6) (14.8%, Due 11/2009)	5,100	4,883
GTM Holdings, Inc.(2)	Manufacturing-socks	Senior Term Debt(7) (8.1%, Due 10/2013)	496	481
		Senior Subordinated Term Debt(7) (11.4%, Due 4/2014)	500	495
Greatwide Logistics Services, Inc.	Service-logistics and transportation	Senior Term Debt(7) (8.7%, Due 12/2013)	3,970	3,454
		Senior Subordinated Term Debt(7) (11.7%, Due 6/2014)	4,000	3,280
Harrington Holdings, Inc.(2)	Service-healthcare products distribution	Senior Term Debt(7) (7.4%, Due 1/2014)	2,488	2,419
		Senior Subordinated Term Debt(7) (11.2%, Due 1/2014)	5,000	4,825
Heartland Communications Group, LLC(2)	Service-radio station operator	Line of Credit, $500 available(6) (11.3%, Due 5/2008)	10	10
		Senior Term Debt(6) (11.3%, Due 5/2011)	4,824	4,534

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2007

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
IJGT Acquisition Company	Service-golf training	Line of Credit, $1,000 available(6) (10.0%, Due 5/2010)	$500	$498
		Senior Term Debt(6) (10.0%, Due 5/2012)	2,650	2,637
		Senior Term Debt(3)(6) (12.3%, Due 5/2012)	2,500	2,481
It's Just Lunch International, LLC	Service-dating service	Line of Credit, $750 available(6) (9.8%, Due 6/2009)	550	492
		Senior Term Debt(6) (10.0%, Due 6/2011)	3,300	2,954
		Senior Term Debt(3)(6)(9) (12.3%, Due 6/2011)	500	448
John Henry Holdings, Inc.(2)	Manufacturing-packaging products	Senior Subordinated Term Debt(7) (12.8%, Due 6/2011)	8,000	8,000
Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt(7) (7.6%, Due 11/2013)	1,494	1,444
		Senior Subordinated Term Debt(7) (10.6%, Due 5/2014)	1,509	1,440
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available(6) (12.8%, Due 3/2010)	152	151
		Senior Term Debt(6) (12.8%, Due 3/2010)	1,813	1,786
LocalTel, Inc.	Service-yellow pages publishing	Line of Credit, $3,000 available(6) (10.3%, Due 6/2009)	1,135	948
		Senior Term Debt(6) (10.3%, Due 6/2011)	2,688	2,244
		Senior Term Debt(3)(6) (12.8%, Due 6/2011)	2,750	2,200
Macfadden Performing Arts Media, LLC	Service-magazine publisher	Line of Credit, $1,400 available(6) (10.8%, Due 6/2009)	516	510
		Senior Term Debt(6) (10.8%, Due 6/2009)	6,705	6,558
Meteor Holding Corporation(2)	Manufacturing-bar code scanning and data capture	Senior Term Debt(7) (8.2%, Due 12/2013)	2,348	2,325
		Senior Subordinated Term Debt(7) (11.5%, Due 12/2013)	1,500	1,425
Multi-Ag Media LLC(2)	Service-dairy magazine publisher/ information database	Senior Term Debt(6) (11.8%, Due 12/2009)	2,548	2,523
Newhall Holdings, Inc.(2)	Service-distributor of personal care products and supplements	Line of Credit, $4,000 available(6) (8.8%, Due 5/2010)	—	—
		Senior Term Debt(6) (9.5%, Due 5/2012)	4,500	4,489
		Senior Term Debt(3)(6) (11.8%, Due 5/2012)	4,500	4,489

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2007

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
Northern Contours, Inc.(2)	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt(6) (12.8%, Due 5/2010)	$7,000	$6,983
Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (10.0%, Due 12/2009)	—	—
		Senior Term Debt(6) (10.0%, Due 12/2011)	2,500	2,488
		Senior Term Debt(3)(6) (12.8%, Due 12/2011)	4,500	4,466
Precision Acquisition Group Holdings, Inc.(2)	Manufacturing-consumable components for the aluminum industry	Equipment Note, $1,000 available(6) (10.3%, Due 10/2011)	672	672
		Senior Term Debt(6) (10.3%, Due 10/2010)	5,000	5,006
		Senior Term Debt(3)(6) (12.3%, Due 10/2010)	4,200	4,205
PROFITSystems Acquisition Co.(2)	Service-design and develop ERP software	Line of Credit, $1,250 available (10.0%, Due 7/2009)	—	—
		Senior Term Debt(6) (10.0%, Due 7/2011)	2,800	2,797
		Senior Term Debt(3)(6) (12.3%, Due 7/2011)	2,900	2,896
Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt(7) (11.5%, Due 1/2012)	7,799	7,388
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt(3)(6) (10.3%, Due 1/2011)	3,000	2,880
		Senior Term Debt(4)(6) (12.8%, Due 1/2011)	3,000	2,865
Reading Broadcasting, Inc.	Service-television station operator	Senior Term Debt(6) (12.3%, Due 3/2008)	7,560	7,498
RedPrairie Holding, Inc.(2)	Service-design and develop supply chain software	Senior Term Debt(7) (8.5%, Due 7/2012)	4,458	4,235
		Senior Subordinated Term Debt(7) (11.9%, Due 1/2013)	3,000	2,850
RiskMetrics Group Holdings, LLC	Service-develop risk and wealth management solutions	Senior Term Debt(7) (7.4%, Due 1/2014)	1,990	1,965
		Senior Subordinated Term Debt(7) (10.7%, Due 7/2014)	500	495
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt(6) (13.8%, Due 10/2008)	2,482	2,398
SCS Acquisition Corp.(2)	Service-chemically treated equipment distribution	Senior Term Debt(6) (9.8%, Due 12/2011)	5,117	5,111
		Senior Term Debt(3)(6) (11.8%, Due 12/2011)	6,494	6,477
Sunburst Media—Louisiana, LLC	Service-radio station operator	Senior Term Debt(6) (11.5%, Due 6/2011)	7,878	7,800

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2007

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of Credit, $3,000 available(6) (9.8%, Due 5/2010)	$700	$695
		Senior Term Debt(6) (9.8%, Due 5/2012)	17,000	16,915
		Senior Term Debt(3)(6) (12.3%, Due 5/2012)	10,000	9,925
Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available(6) (10.3%, Due 1/2011)	800	798
		Senior Term Debt(6) (10.3%, Due 1/2011)	2,713	2,709
		Senior Term Debt(3)(6) (12.8%, Due 1/2011)	3,000	2,992
U.S. HealthCare Communications, LLC	Service-magazine publisher/ operator	Senior Term Debt(6)(10) (non-accrual, Due 4/2011)	2,244	1,809
Viapack, Inc.(2)	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.3%, Due 3/2011)	975	975
		Senior Term Debt(3)(6) (11.8%, Due 3/2011)	4,223	4,192
Visual Edge Technology, Inc.(2)	Service-office equipment distribution	Senior Subordinated Term Debt(6) (13.8%, Due 8/2011)	5,000	3,575
Wesco Holdings, Inc.(2)	Service-aerospace parts and distribution	Senior Term Debt(7) (7.5%, Due 9/2013)	2,454	2,383
		Senior Subordinated Term Debt(7) (11.0%, Due 3/2014)	2,270	2,233
West Coast Yellow Pages, Inc.	Service-directory publisher	Senior Term Debt(6) (13.3%, Due 8/2010)	1,584	1,518
Westlake Hardware, Inc.(2)	Retail-hardware and variety	Senior Subordinated Term Debt(6) (13.0%, Due 1/2011)	15,000	14,987
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt(6) (9.5%, Due 5/2013)	1,995	1,990
		Senior Subordinated Term Debt(6) (12.8%, Due 4/2013)	10,000	9,950
WP Evenflo Group Holdings Inc.(2)	Manufacturing-infant and juvenile products	Senior Term Debt(7) (8.0%, Due 2/2013)	1,990	1,851
		Senior Subordinated Term Debt(7) (11.5%, Due 2/2014)	2,000	1,860

Total Non-Control/Non-Affiliate Investments			$354,835	$348,921

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2007

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment(1)	Cost	Fair Value
CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based evaluator of digital imaging products	Common Stock(5)(8)	$924	$924

Total Investments(11)			$355,759	$349,845

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

(7)
Marketable securities, such as syndicated loans, are valued based on the indicative bid price, on or near September 28, 2007, offered by the respective originating syndication agent's trading desk, or secondary desk.

(8)
Security is non-income producing.

(9)
It's Just Lunch revolving may borrow an additional $1,750 of the senior term debt facility, subject to certain conditions including Gladstone Capital's approval. Borrowings of $500 were outstanding at September 30, 2007.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year Ending September 30,
	2008	2007	2006
INVESTMENT INCOME
Interest income—non control/non affiliate investments	$44,733	$35,413	$25,647
Interest income—control investments	64	—	—
Interest income—cash and cash equivalents	335	256	39
Interest income—notes receivable from employees (Refer to Note 4)	471	526	441
Prepayment fees and other income	122	492	773

Total investment income	45,725	36,687	26,900

EXPENSES
Interest expense	8,284	7,226	3,239
Loan servicing fee (Refer to Note 4)	6,117	3,624	2,908
Base management fee (Refer to Note 4)	2,212	2,402	1,284
Incentive fee (Refer to Note 4)	5,311	4,608	—
Administration fee (Refer to Note 4)	985	719	—
Professional fees	911	523	548
Amortization of deferred financing fees	1,534	267	140
Stockholder related costs	443	217	304
Directors fees	220	234	116
Insurance expense	227	249	207
Stock option compensation	—	—	285
Other expenses	325	328	485

Expenses before credit from Adviser	26,569	20,397	9,516
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(7,397)	(5,971)	(2,069)

Total expenses net of credit to base management and incentive fees	19,172	14,426	7,447

NET INVESTMENT INCOME BEFORE INCOME TAXES	26,553	22,261	19,453
Income tax expense	—	—	102

NET INVESTMENT INCOME	26,553	22,261	19,351

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized (loss) gain on sale of investments	(787)	44	(904)
Realized gain on settlement of derivative	7	39	15
Unrealized depreciation on derivative	(12)	(38)	—
Net unrealized (depreciation) appreciation on investments	(47,023)	(7,354)	5,968

Net (loss) gain on investments	(47,815)	(7,309)	5,079
NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(21,262)	$14,952	$24,430

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic	$(1.08)	$1.13	$2.15

Diluted	$(1.08)	$1.13	$2.10

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	19,699,796	13,173,822	11,381,378
Diluted	19,699,796	13,173,822	11,615,922

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ending September 30,
	2008	2007	2006
Operations:
Net investment income	$26,553	$22,261	$19,351
Net realized (loss) gain on sale of investments	(787)	44	(904)
Realized gain on settlement of derivative	7	39	15
Unrealized depreciation on derivative	(12)	(38)	—
Net unrealized (depreciation) appreciation on investments	(47,023)	(7,354)	5,968

Net (decrease) increase in net assets from operations	(21,262)	14,952	24,430

Distributions to stockholders from:
Net investment income	(25,945)	(19,444)	(17,900)
Gains	(285)	(2,697)	(728)
Tax return on capital	(7,149)	—	—

Net decrease in net assets from distributions to stockholders	(33,379)	(22,141)	(18,628)

Capital share transactions:
Issuance of common stock under shelf offering	106,226	57,437	—
Issuance of common stock under stock option plan	—	—	16,375
Repayment of principal on employee notes	56	301	190
Note receivable issued from sale of common stock	—	—	(1,692)
Stock option compensation	—	—	285
Shelf offering costs	(852)	(672)	—
Stock surrendered in settlement of withholding tax	—	(1,488)	—

Net increase in net assets from capital share transactions	105,430	55,578	15,158

Total increase in net assets	50,789	48,389	20,960
Net assets at beginning of year	220,959	172,570	151,610

Net assets at end of year	$271,748	$220,959	$172,570

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ending September 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(21,262)	$14,952	$24,430
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(176,550)	(261,700)	(135,955)
Principal repayments on investments	69,183	86,958	97,703
Proceeds from sale of investments	1,299	34,860	26,307
Net amortization of premiums and discounts	228	139	(137)
Increase in investment balance due to payment in kind interest	(58)	—	(75)
Amortization of deferred financing fees	1,534	267	135
Realized loss on investments	787	188	1,329
Stock compensation expense	—	—	285
Unrealized depreciation on derivative	12	37	—
Change in net unrealized depreciation (appreciation) on investments	47,023	7,354	(5,968)
(Decrease) increase in interest receivable	(1,232)	(1,015)	1
(Increase) decrease in funds due from custodian	(1,313)	357	(963)
Increase (decrease) in prepaid assets	31	(111)	(49)
Increase in other assets	(490)	(185)	(76)
Increase (decrease) in accounts payable	2	2	(17)
Increase in interest payable	59	340	64
Increase in accrued expenses and deferred liabilities	537	69	371
(Decrease) increase in fees due to affiliate (Refer to Note 4)	(252)	468	(151)
Increase in administration fee due to Gladstone Administration (See Note 4)	10	238	—
Increase (decrease) in funds held in escrow	234	(203)	2

Net cash (used in) provided by operating activities	(80,218)	(116,984)	7,236

CASH FLOW FROM INVESTING ACTIVITIES
Redemption (purchase) of U.S. Treasury Bill	2,484	(2,484)	—

Net cash provided by (used in) investing activities	2,484	(2,484)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common shares	106,226	57,437	—
Borrowings from the line of credit	200,618	305,600	146,740
Repayments on the line of credit	(194,028)	(211,153)	(149,781)
Distributions paid	(33,379)	(22,141)	(18,628)
Exercise of employee stock options	—	—	14,683
Receipt of principal on notes receivable—employees (Refer to Note 4)	56	301	190
Deferred financing fees	(3,253)	(308)	(212)
Shelf offering costs	(852)	(673)	—
Withholding tax obligation settlement	—	(1,488)	—

Net cash provided by (used in) financing activities	75,388	127,575	(7,008)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,346)	8,107	228
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,839	732	504

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,493	$8,839	$732

CASH PAID DURING PERIOD FOR INTEREST	$8,226	$6,886	$3,174
CASH PAID DURING PERIOD FOR TAXES	$7	$—	$—
NON-CASH FINANCING ACTIVITIES
Cancellation of employee note receivable	$—	$717	$—
Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$—	1,692

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year ending September 30,
	2008	2007	2006
Per Share Data(1)
Net asset value at beginning of period	$14.97	$14.02	$13.41

Income from investment operations(2)
Net investment income	1.35	1.69	1.70
Net realized loss on the sale of investments	(0.04)	—	(0.08)
Net unrealized (depreciation) appreciation on investments	(2.39)	(0.56)	0.53

Total from investment operations	(1.08)	1.13	2.15

Distributions to stockholders from(2)(3)
Net investment income	(1.31)	(1.48)	(1.58)
Gains	(0.01)	(0.20)	(0.06)
Tax return on capital	(0.36)	—	—

Total distributions	(1.68)	(1.68)	(1.64)

Capital share transactions:
Issuance of common stock under shelf offering	0.72	1.55	—
Issuance of common stock under stock option plan	—	—	0.06
Offering costs	(0.04)	(0.05)	—
Stock compensation expense	—	—	0.02
Repayment of principal on notes receivable	—	0.06	0.02
Stock surrendered to settle withholding tax obligation	—	(0.06)	—

Total from capital share transactions	0.68	1.50	0.02

Net asset value at end of period	$12.89	$14.97	$14.02

Per share market value at beginning of period	$19.52	$22.01	$22.55
Per share market value at end of period	$15.24	$19.52	$22.01
Total return(4)	(13.90)%	(4.40)%	5.21%
Shares outstanding at end of period	21,087,574	14,762,574	12,305,008
Statement of Assets and Liabilities Data:
Net assets at end of period	$271,748	$220,959	$172,570
Average net assets(5)	$284,304	$189,732	$155,868
Senior Securities Data:
Borrowing under line of credit	$151,030	$144,440	$49,993
Asset coverage ratio(6)(7)	286%	259%	466%
Average coverage per unit(7)	$2,860	$2,594	$4,657
Ratios/Supplemental Data:
Ratio of expenses to average net assets(8)	9.34%	10.75%	6.16%
Ratio of net expenses to average net assets(9)	6.74%	7.60%	4.84%
Ratio of net investment income to average net assets	9.34%	11.73%	12.42%

(1)
Based on actual shares outstanding at the end of the corresponding period.

(2)
Based on weighted average basic per share data.

(3)
Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)
Total return equals the change in the ending market value of the Company's common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of its dividend reinvestment plan. Total return does not take into account dividends that may be characterized as a return of capital. For further information on estimated character of the Company's dividends please refer to Note 10.

(5)
Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(6)
As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings.

(7)
Asset coverage ratio is the ratio of the carrying value of the Company's total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per $1,000 of indebtedness.

8)
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

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

        Gladstone Financial Corporation ("Gladstone Financial"), a wholly-owned subsidiary of the Company, was established on November 21, 2006 for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial (previously known as Gladstone SSBIC Corporation) acquired this license in February 2007. This will enable the Company, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. Currently, Gladstone Financial holds a U.S. Treasury Bill that it purchased with proceeds from the Company's initial stock purchase in Gladstone Financial of approximately $2.5 million.

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

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 2. Summary of Significant Accounting Policies (Continued)

Reclassifications

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

Cash and Cash Equivalents

        Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of September 30, 2008 and September 30, 2007.

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

Investment Valuation

        The Company carries its investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company's investments, the Adviser has established an investment valuation policy (the "Policy"). The Policy is approved by the Company's Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently, and votes whether or not to accept the recommended valuation of the Company's investment portfolio.

        The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third party valuation opinion that may differ in results, techniques and scopes used to value the Company's investments. When these

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 2. Summary of Significant Accounting Policies (Continued)

specific third-party appraisals are engaged or accepted, the Company would use such appraisals to value the investment the Company has in that business if it was determined that the appraisals were the best estimate of fair value.

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

         Securities for which a limited market exists:    The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the firm bid price. If a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent's trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

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

        (1)    Portfolio investments comprised solely of debt securities:    Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist ("Non-Public Debt Securities"), and that are issued by portfolio companies where the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor's Securities Evaluations, Inc. ("SPSE"). The Company may also submit Paid in Kind ("PIK") interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

        (2)    Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities:    The Company values Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 2. Summary of Significant Accounting Policies (Continued)

        (3)    Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities:    The Company values Non-Public Debt Securities and equity or equity-like securities that are purchased together from the same "non-controlled" portfolio company, or issuer, by valuing the debt portion with SPSE (as described above) and valuing the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

        Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security's principal market.

Interest Income Recognition

        Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with a cost basis of approximately $13.1 million at September 30, 2008, or less than 2.8% of the cost basis of all loans in the Company's portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment.

Paid in Kind Interest

        The Company has a loan in its portfolio which contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the fiscal year ended September 30, 2008, the Company recorded PIK income of $62. There was no PIK income recorded during the fiscal year ended September 30, 2007. For the fiscal year ended September 30, 2006, the Company recorded PIK income of $63.

Services Provided to Portfolio Companies

        As a business development company under the 1940 Act, the Company is required to make available significant managerial assistance to its portfolio companies. The company provides these services through its Adviser, who provides these services on the Company's behalf through its officers, who are also the Company's officers. Currently, neither the Company nor the Adviser receives fees in connection with managerial assistance.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        The Company may receive fees for non-recurring consulting or origination and closing services it provides to portfolio companies through its Adviser. These fees are paid directly to the Company and are recognized as revenue upon closing of the services provided and are reported as fee income in the consolidated statements of operations.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

        Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis in the investment at the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation displays the difference between the fair market value of the investment and the cost basis of such investment. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation in its consolidated statement of operations.

Deferred Finance Costs

        Costs associated with the Company's line of credit facility with Deutsche Bank AG are deferred and amortized over the life of the credit facility, generally for a period of one year. These costs are amortized in the consolidated statement of operations as amortization of deferred financing fees using the straight line method, which closely approximates the effective interest method.

Stock Options

        In December 2004, the Financial Accounting Standards Board ("FASB") approved the revision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and issued the revised SFAS Statement No. 123(R), "Share-Based Payment." SFAS

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 2. Summary of Significant Accounting Policies (Continued)

No. 123(R) effectively replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective approach. The Company did not have any stock options outstanding during the fiscal year ended September 30, 2008.

Investment Advisory and Management Agreement with Gladstone Management Corporation

        Since October 1, 2004, the Company has been externally managed pursuant to a contractual investment advisory arrangement with its Adviser, an unconsolidated affiliate of the Company and a registered investment adviser, under which our Adviser has directly employed all of the Company's personnel and paid its payroll, benefits, and general expenses directly. The Company's initial advisory agreement with the Adviser was in place through September 30, 2006 (the "Initial Advisory Agreement"). Pursuant to the Initial Advisory Agreement, the Company paid the Adviser an annual advisory fee of 1.25% of its total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.3125%, and an annual administrative fee of 0.75% of its total assets (as reduced by cash and cash equivalents pledged to creditors), payable in quarterly increments of 0.1875%. The Adviser's Board of Directors agreed to waive, for the quarters ending June 30, 2006 and September 30, 2006, the annual advisory fee of 1.25% to 0.5% for those senior syndicated loans in which the Company already had syndicated second lien participations. On October 1, 2006, the Company entered into an amended and restated investment advisory agreement (the "Amended Advisory Agreement") with the Adviser and an administration agreement (the "Administration Agreement") with Gladstone Administration, LLC (the "Administrator"). (Please refer to Note 4. Related Party Transactions.)

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

        In addition, the Company's Adviser services the loans held by Business Loan, in return for which the Adviser receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan. Since the Company owns these loans, all loan servicing fees paid to the Adviser are also credited directly against the 2% base management fee.

        The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company's quarterly net investment

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. As of September 30, 2008 tax years 2005, 2006, 2007 and 2008 were open. The Company has evaluated the implications of FIN 48, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the consolidated financial statements.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 2. Summary of Significant Accounting Policies (Continued)

Dividends

        Distributions to stockholders are recorded on the ex-dividend date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a dividend to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a dividend is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company may retain long-term capital gains, if any, and not pay them out as dividends. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to a 35% tax.

Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this pronouncement will have a material impact on its reporting of its derivatives.

        In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations," which replaces SFAS No. 141 "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141(R) also requires that all expenses related to the acquisition be expenses as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS No. 141. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is required to adopt SFAS No. 141(R) on October 1, 2009 and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

        In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, SAB 109 revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, "Application of Accounting Principles to Loan Commitments," requires the expected net future cash

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 2. Summary of Significant Accounting Policies (Continued)

flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company has evaluated the implications of SAB 109 and determined that there is no material impact on its consolidated financial statements.

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

Note 3. Investments

Non-Control/Non-Affiliate Investments

        At September 30, 2008 and 2007, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $448.4 million and $354.8 million, at cost, respectively.

Control and Affiliate Investments

        At September 30, 2008 and 2007, the Company held control investments in the aggregate of approximately $12.5 million and $0.9 million at cost, respectively. At September 30, 2008, the control investments were comprised of BERTL, Inc. ("BERTL"), U.S. Healthcare Inc. ("U.S. Healthcare"), LocalTel, LLC ("LocalTel") and Western Directories, Inc. "(Western Directories").

  •
  BERTL:    The Company originally purchased a past due debt instrument in MCA Communications, LLC, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL's obligations under the debt instrument on September 28, 2007. BERTL is a web-based evaluator of digital imaging products.

  •
  U.S. Healthcare:    The Company offered at public sale certain assets of U.S Healthcare on January 30, 2008, consisting generally of all fixtures of tangible and intangible personal property. The Company acquired these assets in the sale, through a newly formed subsidiary, and intends to continue the business of U.S. Healthcare under its control. U.S. Healthcare is a service-magazine operator.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 3. Investments (Continued)

  •
  LocalTel:    On July 2, 2008, the Company acquired from the previous owner certain assets of LocalTel, Inc, consisting of all tangible and intangible personal property. The Company acquired these assets through a newly formed subsidiary, and intends to continue the business of LocalTel under its control. LocalTel is a telephone book publisher.

  •
  Western Directories:    On August 27, 2008, the Company acquired from the previous owner certain assets of West Coast Yellow Pages, consisting of all tangible and intangible personal property. The Company acquired these assets through a newly formed subsidiary and intends to continue the business under its control. Western Directories is a telephone book publisher.

Investment Concentrations

        Investments at fair value consisted of the following industry classifications as of September 30, 2008 and September 30, 2007:

	September 30, 2008			September 30, 2007
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$4,192	1.0%	1.6%	$4,616	1.3%	2.1%
Automobile	5,055	1.2%	1.9%	6,246	1.8%	2.8%
Broadcast (TV & Radio)	52,336	12.8%	19.2%	41,934	12.0%	19.0%
Buildings and Real Estate	13,519	3.3%	5.0%	—	—	—
Cargo Transport	15,805	3.9%	5.8%	15,685	4.5%	7.1%
Chemicals, Plastics & Rubber	16,375	4.0%	6.0%	25,111	7.2%	11.4%
Diversified/Conglomerate Manufacturing	3,195	0.8%	1.2%	3,710	1.1%	1.7%
Diversified Natural Resources, Precious Metals and Minerals	12,936	3.2%	4.8%
Electronics	35,208	8.6%	13.0%	31,351	9.0%	14.2%
Farming & Agriculture	10,031	2.5%	3.7%	11,538	3.3%	5.2%
Finance	1,812	0.4%	0.7%	2,461	0.7%	1.1%
Healthcare, Education & Childcare	76,642	18.8%	28.2%	36,927	10.5%	16.7%
Home & Office Furnishings	15,379	3.8%	5.7%	17,057	4.9%	7.7%
Leisure, Amusement, Movies & Entertainment	8,097	2.0%	3.0%	9,509	2.7%	4.3%
Machinery	9,834	2.4%	3.6%	9,883	2.8%	4.5%
Mining, Steel, Iron & Non-Precious Metals	25,095	6.2%	9.2%	27,057	7.7%	12.2%
Personal and Non-durable Consumer Products	9,703	2.4%	3.6%	8,978	2.6%	4.1%
Printing & Publishing	60,440	14.8%	22.2%	72,191	20.6%	32.7%
Retail Stores	22,800	5.6%	8.4%	14,986	4.3%	6.8%
Textiles & Leather	9,479	2.3%	3.5%	10,605	3.0%	4.8%

Total	$407,933	100.0%		$349,845	100.0%

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 3. Investments (Continued)

        The investments at fair value consisted of the following geographic regions of the United States at September 30, 2008 and September 30, 2007:

	September 30, 2008			September 30, 2007
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$206,271	50.6%	69.4%	$152,929	43.7%	69.2%
West	85,294	20.9%	29.0%	70,842	20.2%	32.1%
Mid-Atlantic	50,807	12.4%	14.7%	56,866	16.3%	25.7%
Southeast	49,374	12.1%	20.4%	44,488	12.7%	20.1%
Northeast	10,617	2.6%	4.3%	17,332	5.0%	7.8%
U.S. Territory	5,570	1.4%	1.9%	7,388	2.1%	3.3%

	$407,933	100.0%		$349,845	100.0%

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

Investment Principal Repayment

        The following table summarizes the contractual principal repayment and maturity of the Company's investment portfolio by fiscal year, assuming no voluntary prepayments:

Amount
2009	$25,476
2010	47,797
2011	104,543
2012	93,281
2013	141,970
Thereafter	42,770

Total Contractual Repayments	$455,837
Investments in Equity Securities	5,033

Total	$460,870

Note 4. Related Party Transactions

Loans to Employees

        The Company provided loans to employees of the Adviser, who at the time of the loans were joint employees of the Company and either the Adviser, or the Company's previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Company's Amended and Restated 2001 Equity Incentive Plan (the "2001 Plan"), which has since been terminated and is no

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 4. Related Party Transactions (Continued)

longer in operation. The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. No new loans were issued during the fiscal years ended September 30, 2008 and September 30, 2007, and the Company received $56 and $301 of principal repayments during the fiscal years ended September 30, 2008 and September 30, 2007, respectively. The Company recognized interest income from all employee stock option loans of $471, $526 and $441, respectively, for the fiscal years ended September 30, 2008, 2007 and 2006. The outstanding principal balances due on all employee stock option loans at September 30, 2008 and 2007 were $9,175 and $9,230, respectively.

        In July 2007, a loan to an employee, and the shares pledged as collateral under the loan under a related pledge agreement, were cancelled due to an event of default which was triggered by a stop loss provision in the employee's promissory note and pledge agreement. The provision specified that in the event that the aggregate value of the shares pledged under the note, as determined by the intra-day trading price of the shares on Nasdaq, became less than or equal to the aggregate outstanding principal amount of the note, the note would become immediately due and collectible through cancellation of the shares under the terms of the pledge agreement. The Company cancelled 37,109 shares which, in turn, cancelled via a non-cash transaction the remaining outstanding principal of the note of approximately $717.

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

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 4. Related Party Transactions (Continued)

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

        The Adviser's board of directors voluntarily waived, for the fiscal quarters within the fiscal year ended September 30, 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived in its entirety the incentive fee due for the quarter ended September 30, 2008.

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

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 4. Related Party Transactions (Continued)

        The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying consolidated statement of operations:

	Year Ending September 30,
	2008	2007	2006
Base management fee	$2,212	$2,402	$1,284
Credit for fees received by Adviser from the portfolio companies	(1,678)	(1,660)	(2,051)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(408)	(481)	(18)

Net base management fee	$126	$261	$(785)

Incentive fee	$5,311	$4,608	$—
Credit from voluntary, irrevocable waiver issued by Adviser's board of directors	(5,311)	(3,830)	—

Net incentive fee	$—	$778	$—

Credit for fees received by Adviser from the portfolio companies	$(1,678)	$(1,660)	$(2,051)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(408)	(481)	(18)
Incentive fee credit	(5,311)	(3,830)	—

Credit to base management and incentive fees from Adviser	$(7,397)	$(5,971)	$(2,069)

        There was no incentive fee in effect at September 30, 2006.

        As of September 30, 2008, the Company owed $83 of unpaid base management fee due to the Adviser and there were no unpaid incentive fees to the Adviser, presented in the net fees due to Adviser in the accompanying consolidated statements of assets and liabilities. The credits to the base management fee and incentive fee are reflected on the consolidated statement of operations as credits to base management and incentive fees. The Company did not earn the capital gains portion of the incentive fee for the fiscal years ended September 30, 2008 or September 30, 2007, nor was the fee in effect in the fiscal year ended September 30, 2006. Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 4. Related Party Transactions (Continued)

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

Loan Servicing and Portfolio Company Fees

        The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company's line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser have been and continue to be treated as reductions directly against the 2% management fee, under both the Initial and Amended Advisory Agreements. Effective in April 2006, the Adviser's board of directors reduced the annual servicing fee rate on these loans to 0.5%. For fiscal year ended September 30, 2008 and 2007, these loan servicing fees totaled $6,117 and $3,624, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item base management fee in the consolidated statements of operations. At September 30, 2008, the Company owed $374 of unpaid loan servicing fees to the Adviser, which are netted and recorded in fees due to Adviser. At September 30, 2007, the Company owed $267 in loan servicing fees to the Adviser, recorded in fees due to Adviser in the consolidated statements of assets and liabilities. Under the Initial and Amended Advisory Agreements, the Adviser has also provided and continues to provide managerial assistance and other services to the Company's portfolio companies and may receive fees for services other than managerial assistance services.

Administration Agreement

        On October 1, 2006, the Company entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services. The Administration Agreement provides for payments equal to the Company's allocable portion of the Administrator's overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company's chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company recorded an administration fee of $985, for the fiscal year ended September 30, 2008. The administration fee in fiscal year ended September 30, 2007 was $719.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 5. Line of Credit

        Through Business Loan, the Company has a $300 million revolving credit facility with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledges the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper ("CP") rate which is equivalent to the weighted average per annum rates paid by the DB Facility's CP lenders in respect of CP notes issued by the CP lender during such period. Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances. The alternative rate is the London Interbank Offered Rate ("LIBOR"), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%. In February 2008, the Company increased the DB Facility from $220 million to $250 million, and in April 2008, increased the DB Facility to $300 million and added Branch Banking and Trust Company ("BB&T") as a committed lender. In June 2008, the Company renewed the DB Facility, which matures on May 21, 2009. The fees incurred for the above amendments are recorded in deferred financing fees in the accompanying consolidated statements of assets and liabilities.

        As of September 30, 2008, the outstanding principal balance under the DB Facility was $151,030 at a stated interest rate of approximately 3.9%, plus a 2.5% program fee. Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At September 30, 2008, the remaining borrowing capacity available under the DB Facility was $148,970. The weighted average borrowings outstanding under the DB Facility for the fiscal years ended September 30, 2008 and 2007 were approximately $137.6 million and $110.4 million, respectively, at a weighted average annual interest cost of 7.1% and 6.8%, respectively, which was computed by using the annual stated interest rate plus commitment and other fees plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

        The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company's credit and collection policies. The DB Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of September 30, 2008, Business Loan was in compliance with all of the facility covenants.

        The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon Corp. as custodian. Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At September 30, 2008, the amount due from custodian was $4,544 and at September 30, 2007, the amount due from custodian was $3,230.

        The Adviser also services the loans pledged under the DB Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility. The performance guaranty requires that the Company maintain a minimum net worth of $100 million and 75% of equity issuances

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 5. Line of Credit (Continued)

after May 2003 and maintain "asset coverage" with respect to "senior securities representing indebtedness" of at least 200%, in accordance with Section 18 of the 1940 Act. As of September 30, 2008, the Company was in compliance with all covenants under the performance guaranty.

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

        In February 2004, the Company entered into an interest rate cap agreement with a notional amount of $35.0 million at a cost of $304. At September 30, 2008, the interest rate cap agreement's current notional amount was $2.3 million and it had a nominal fair market value which was recorded in other assets on the Company's consolidated balance sheet at September 30, 2008 and 2007. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company's consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company's floating interest rate or cost of funds on a portion of the portfolio's borrowings will be capped at 5% when the LIBOR rate is in excess of 5%. During the fiscal year ended September 30, 2008, the Company recorded $7 as compared to $39 for the fiscal year ended September 30, 2007 of income from the interest rate cap agreement recorded as a realized gain on the settlement of derivative on the Company's consolidated statements of operations.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 7. Common Stock Transactions

        Transactions in common stock were as follows:

	Shares	Total Value
Balance as of September 30, 2006(1)	12,305,008	$181,574
Issuance of Common Stock under Option Plan(1)	5,000	—
Issuance of Common Stock under Shelf Offering(2)	2,550,000	56,764
Shares surrendered for settlement of withholding tax(3)	(60,325)	(1,488)
Shares surrendered for cancellation of employee loan(4)	(37,109)	(717)
Return of Capital Statement of Position Adjustment(5)	—	(211)

Balance as of September 30, 2007	14,762,574	$235,922
Issuance of Common Stock under Shelf Offering(6)	6,325,000	105,374
Return of Capital Statement of Position Adjustment(5)	—	(7,132)

Balance as of September 30, 2008	21,087,574	$334,164

    (1)
    The balance of common stock at September 30, 2006 does not include 5,000 shares resulting from the exercise of stock options on September 29, 2006 that were not issued by the Company's transfer agent until October 1, 2006.

    (2)
    In May 2007, the Company completed a public offering of 2,000,000 shares of its common stock at a price of $24.25 per share, less an underwriting discount of $1.21 per share or 5%.

    On July 24, 2007, the Company completed an offering of 400,000 shares of its common stock, at a price of $20.41 per share.

    On August 22, 2007, the Company completed an offering of 150,000 shares of its common stock, at a price of $21.32 per share, less a placement fee of $0.64 per share or 3%.

    (3)
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

    (4)
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

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 7. Common Stock Transactions (Continued)

    (5)
    The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company made a reclassification among certain of its capital accounts without impacting the net asset value of the Company.

    (6)
    On October 19, 2007, the Company completed an offering of 2,500,000 shares of its common stock at a price of $18.70 per share, less an underwriting discount of $1.03 per share or 6%. On November 19, 2007, the underwriter exercised its over-allotment option and the Company sold an additional 375,000 shares of common stock at the same price.

    On February 5, 2008, the Company completed an offering of 3,000,000 shares of its common stock at a price of $17.00 per share, less an underwriting discount of $0.935 per share or 6%. On February 26, 2008, the underwriter exercised its over-allotment option and the Company sold an additional 450,000 shares of common stock at the same price.

Note 8. Net (Decrease) Increase in Net Assets Resulting from Operations per Share

        The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the fiscal year ended September 30, 2008, September 30, 2007, and September 30, 2006:

	Year ended September 30,
	2008	2007	2006
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(21,262)	$14,952	$24,430
Denominator for basic weighted average shares	19,699,796	13,173,822	11,381,378
Dilutive effect of stock options	—	—	234,544

Denominator for diluted weighted average shares	19,699,796	13,173,822	11,615,922

Basic net (decrease) increase in net assets resulting from operations per share	$(1.08)	$1.13	$2.15

Diluted net (decrease) increase in net assets resulting from operations per share	$(1.08)	$1.13	$2.10

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

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

        For the fiscal year ended September 30, 2006, the Company recorded stock option compensation expense for the cost of stock options issued under the 2001 Plan of $285. The Company's expensing of stock options decreased both basic and diluted net increase to net assets resulting from operations per share by $0.03 and $0.02, respectively, for the fiscal year ended September 30, 2006. Additionally, SFAS No. 123(R) states that any potential tax benefits associated with incentive stock options should be recognized only at the time of settlement if those options settle through a disqualifying disposition. Thus, the related stock-based compensation expense must be treated as a permanent difference until that time which in turn, results in an increase to the Company's effective tax rate. The Company does not record tax benefits associated with the expensing of stock options since the Company intends to qualify as a RIC under Subchapter M of the Code and as such the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders, provided that at least 90% of the taxable income is distributed.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 9. Stock Option Plan (Continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years ended September 30, 2006.

Assumptions:	2006
Risk free interest rate	4.23%
Expected life	3 years
Expected volatility	23.00%
Expected dividend yield	7.65%

        The weighted average per share fair value based on the Black-Scholes option pricing model of options granted during the fiscal year ended September 30, 2006 was $1.89.

        During the fiscal year ended September 30, 2006, the Company issued 1,006,498 shares, 823,332 to executives and directors and 183,166 to ten employees pursuant to stock option exercises, in exchange for cash of $14,683 and four full recourse notes receivable of $1,692. During the fiscal year ended September 30, 2005, the Company issued 25,000 shares; 10,000 to a director and 15,000 to two employees pursuant to stock option exercises, in exchange for cash of $270 and one full recourse note receivable of $157. These transactions were effected pursuant to the 2001 Plan, which allowed the Company to lend its employees funds to pay for the exercise of stock options. All loans made under this arrangement are fully secured by the value of the common stock purchased. Interest is charged and paid on such loans at the market rate as determined based on individual financial positions.

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

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 10. Dividends

Dividends and Distributions

        The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, three monthly dividends are declared each quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company may decide to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to a 35% tax. The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year. The following table lists the per share dividends paid for the fiscal years ended September 30, 2008 and 2007:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2008	September 22, 2008	September 30, 2008	$0.140
	August 21, 2008	August 29, 2008	0.140
	July 23, 2008	July 31, 2008	0.140
	June 20, 2008	June 30, 2008	0.140
	May 21, 2008	May 30, 2008	0.140
	April 22, 2008	April 30, 2008	0.140
	March 21, 2008	March 31, 2008	0.140
	February 21, 2008	February 29, 2008	0.140
	January 23, 2008	January 31, 2008	0.140
	December 20, 2007	December 31, 2007	0.140
	November 21, 2007	November 30, 2007	0.140
	October 23, 2007	October 31, 2007	0.140

		Annual Total:	$1.680

2007	September 20, 2007	September 28, 2007	$0.140
	August 23, 2007	August 31, 2007	0.140
	July 23, 2007	July 31, 2007	0.140
	June 21, 2007	June 29, 2007	0.140
	May 22, 2007	May 31, 2007	0.140
	April 20, 2007	April 30, 2007	0.140
	March 22, 2007	March 30, 2007	0.140
	February 20, 2007	February 28, 2007	0.140
	January 23, 2007	January 31, 2007	0.140
	December 20, 2006	December 29, 2006	0.140
	November 21, 2006	November 30, 2006	0.140
	October 23, 2006	October 31, 2006	0.140

		Annual Total:	$1.680

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 10. Dividends (Continued)

        Aggregate dividends declared and paid for the 2008 fiscal year were approximately $33.4 million, which were declared based on an estimate of net investment income for the year.

        Aggregate dividends declared and paid for the 2007 fiscal year were approximately $22.1 million, which were declared based on an estimate of net investment income for the year.

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

        The Company's components of net assets on a tax-basis were as follows:

	Year Ended September 30,
	2008	2007
Undistributed Ordinary Income	$—	$503
Undistributed Net Long Term Capital Gains	—	—

        In addition, the tax character of distributions paid to stockholders by the Company is summarized as follows:

	Year Ended September 30,
	2008	2007	2006
Distributions from Ordinary Income	$26,110	$19,444	$17,900
Distributions from Long Term Capital Gains	120	2,697	728
Distributions from Tax Return on Capital	7,149	—	—

Total Distributions	$33,379	$22,141	$18,628

Section 19(a) Disclosure—Unaudited

        The Company's Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company's Legal Notice System ("LENS") and also sends to its registered stockholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 10. Dividends (Continued)

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

        The following GAAP estimates were made by the Board of Directors during the quarter ended September 30, 2008:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2008	$0.114	$0.026	$0.140
August 31, 2008	0.118	0.022	0.140
July 30, 2008	0.112	0.028	0.140

        Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company's monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital. Subsequent to the quarter ended September 30, 2008, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2008	$0.087	$0.053	$0.140
August 31, 2008	0.106	0.034	0.140
July 30, 3008	0.096	0.044	0.140

        For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
December 31, 2008	$0.109	$0.031	$0.140
November 28, 2008	0.110	0.030	0.140
October 31, 2008	0.108	0.032	0.140

Note 11. Commitments and Contingencies

        At September 30, 2008, the Company was not party to any signed and non-binding term sheets for potential investments.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 12. Federal and State Income Taxes

        The Company has historically operated, and intends to continue to operate, in a manner to qualify for treatment as a RIC under Subchapter M of the Code. As a RIC, the Company is not subject to federal or state income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code and as such no income tax provisions have been recorded for the individual companies of Gladstone Capital Corporation and Gladstone Business Loan, LLC.

        During the fiscal year ended September 30, 2006, the Company recorded $102 in tax expense in connection with penalties incurred on misclassified revenue on its fiscal year 2004 corporate tax return.

Note 13. Subsequent Events

Dividends

        On October 7, 2008, the Company's Board of Directors declared the following monthly dividends which it believes were and will be paid, as applicable, from ordinary income:

Record Date	Payment Date	Dividend per Share
October 23, 2008	October 31, 2008	$0.14
November 19, 2008	November 28, 2008	$0.14
December 22, 2008	December 31, 2008	$0.14

Investment Activity

        Subsequent to September 30, 2008, the Company extended $8.1 million in revolver draws and additional investments to existing portfolio companies. The Company also received $11.8 million in scheduled and unscheduled loan repayments.

Note 14. Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2008
	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008
Total Investment Income	$11,402	$11,350	$11,420	$11,553
Net Investment Income	7,303	6,442	6,697	6,110
Net Increase (Decrease) in Net Assets Resulting From Operations	1,900	(11,904)	2,809	(14,068)
Basic and Diluted Earnings per Weighted Average Common Share	$0.11	$(0.61)	$0.13	$(0.67)

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 14. Selected Quarterly Data (Unaudited) (Continued)

	Year Ended September 30, 2007
	Quarter Ended December 31, 2006	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007
Total Investment Income	$8,234	$8,644	$9,201	$10,608
Net Investment Income	5,163	5,724	5,705	5,668
Net Increase in Net Assets Resulting From Operations	4,164	4,084	5,965	739
Basic and Diluted Earnings per Weighted Average Common Share	$0.34	$0.33	$0.44	$0.05

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures.

a)    Disclosure Controls and Procedures

        As of September 30, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)    Management's Annual Report on Internal Control Over Financial Reporting

        Refer to the Management's Report on Internal Control over Financial Reporting located in Item 8 of this Form 10K.

c)     Attestation Report of the Registered Public Accounting Firm

        Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10K.

d)    Change in Internal Control over Financial Reporting

        There were no changes in internal controls for the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from our 2009 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from our 2009 Proxy Statement under the captions "Executive Compensation" and "Director Compensation"

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from our 2009 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 is hereby incorporated by reference from our 2009 Proxy Statement under the captions "Certain Transactions" and "Director Independence."

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from our 2009 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a.     DOCUMENTS FILED AS PART OF THIS REPORT

1.     The following financial statements are filed herewith:

  Report of Management on Internal Controls

  Report of Independent Registered Public Accounting Firm

  Consolidated Statements of Assets and Liabilities as of September 30, 2008 and September 30, 2007

  Consolidated Schedule of Investments as of September 30, 2008

  Consolidated Schedule of Investments as of September 30, 2007

  Consolidated Statements of Operations for the years ended September 30, 2008, September 30, 2007 and September 30, 2006

  Consolidated Statements of Changes in Net Assets for the years ended September 30, 2008, September 30, 2007 and September 30, 2006

  Consolidated Statements of Cash Flows for the years ended September 30, 2008, September 30, 2007 and September 30, 2006

  Financial Highlights for the years ended September 30, 2008, September 30, 2007 and September 30, 2006

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
10.4
Trademark License Agreement between Gladstone Management Corporation and Gladstone Capital Corporation, incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (File No. 814-00237), filed February 9, 2005 (renewed on July 9, 2008).
10.5*
Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on July 12, 2006.
10.6
Custodian Agreement between Gladstone Capital Corporation and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 814-00237), filed August 1, 2006.

10.7*	Amended and Restated Investment Advisory and Management Agreement between Gladstone Capital Corporation and Gladstone Management Corporation, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006 (renewed on July 9, 2008).
10.8*
Administration Agreement between Gladstone Capital Corporation and Gladstone Administration, LLC, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006 (renewed on July 9, 2008).
10.9
Second Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of June 6, 2008, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-00237), filed June 9, 2008.
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

GLADSTONE CAPITAL CORPORATION
Date: December 2, 2008	By:	/s/ GRESFORD GRAY Gresford Gray Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: December 2, 2008	By:	/s/ DAVID GLADSTONE David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date: December 2, 2008	By:	/s/ GRESFORD GRAY Gresford Gray Chief Financial Officer (principal financial and accounting officer)
Date: December 2, 2008	By:	/s/ TERRY LEE BRUBAKER Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director
Date: December 2, 2008	By:	/s/ GEORGE STELLJES III George Stelljes III President, Chief Investment Officer and Director
Date: December 2, 2008	By:	/s/ DAVID A.R. DULLUM David A.R. Dullum Director
Date: December 2, 2008	By:	/s/ ANTHONY W. PARKER Anthony W. Parker Director

Date: December 2, 2008	By:	/s/ MICHELA A. ENGLISH Michela A. English Director
Date: December 2, 2008	By:	/s/ PAUL ADELGREN Paul Adelgren Director
Date: December 2, 2008	By:	/s/ MAURICE COULON Maurice Coulon Director
Date: December 2, 2008	By:	/s/ JOHN OUTLAND John Outland Director
Date: December 2, 2008	By:	/s/ GERARD MEAD Gerard Mead Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at September 30, 2008	Interest Earned for the year Ended September 30, 2008	Equity in Net Profit (Loss) for the year ended September 30, 2008(2)	Value at September 30, 2008
CONTROL INVESTMENTS
BERTL, Inc.	Line of Credit	$742	62	—	$—
	Common Stock(1)	424	—	—	—
LocalTel, Inc.	Line of Credit	75	1	—	—
	Line of Credit	1,170	—	—	—
	Senior Term Debt	2,688	—	—	—
	Senior Term Debt	2,750	—	—	—
	Common Stock Warrants(1)	1	—	—	—
U.S. HealthCare, Inc.	Line of Credit	90	—		90
	Line of Credit(1)	450	—		450
	Common Stock	2,470	—		240
Western Directories	Line of Credit	69	1		—
	Preferred Stock(1)	1,584			—
	Common Stock(1)	1			—

Total Control Investments		$12,514	$64	$—	$780

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Value of Each Item as of September 30, 2007	Gross Additions	Gross Reductions	Value of Each Item as of September 30, 2008
CONTROL INVESTMENTS
BERTL, Inc.	Line of Credit	$—	$742		$742
	Common Stock(1)	924		(500)	424
LocalTel, Inc.	Line of Credit	—	75	—	75
	Line of Credit	—	1,170	—	1,170
	Senior Term Debt	—	2,688	—	2,688
	Senior Term Debt	—	2,750	—	2,750
	Common Stock Warrants(1)	—	1	—	1
U.S. HealthCare, Inc.	Line of Credit	—	90		90
	Line of Credit(1)	—	450		450
	Common Stock	—	2,470		2,470
Western Directories	Line of Credit		69		69
	Preferred Stock(1)		1,584		1,584
	Common Stock(1)		1		1

Total Control Investments		$924	$12,090	$(500)	$12,514

(1)
Security is non-income producing.

(2)
In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in net profit (loss) was recorded as of September 30, 2008.

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, unless otherwise indicated)
  Item 8. Financial Statements and Supplementary Data
Report of Management on Internal Controls
Report of Independent Registered Public Accounting Firm
GLADSTONE CAPITAL CORPORATION CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2008 (DOLLAR AMOUNTS IN THOUSANDS)
GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2007 (DOLLAR AMOUNTS IN THOUSANDS)
GLADSTONE CAPITAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)
GLADSTONE CAPITAL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DOLLAR AMOUNTS IN THOUSANDS)
GLADSTONE CAPITAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLAR AMOUNTS IN THOUSANDS)
GLADSTONE CAPITAL CORPORATION FINANCIAL HIGHLIGHTS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)
GLADSTONE CAPITAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
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
SIGNATURES
GLADSTONE CAPITAL CORPORATION INVESTMENTS IN AND ADVANCES TO AFFILIATES