Form 10-K/A
period 2008-09-30
GLADSTONE CAPITAL CORP
filed 2009-01-13
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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
YES ☐ NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act. Large Accelerated filer  ☐ Accelerated filer  ☒  Non-Accelerated filer  ☐ Smaller reporting company ☐.

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

There were 21,087,574 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of November 30, 2008.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2008, which the Registrant previously filed with the Securities and Exchange Commission on December 2, 2008 (the “Original Filing”). The Registrant is filing this Amendment solely to add the stock performance graph required pursuant to Item 5 of Form 10-K, which was inadvertently omitted from its annual report to stockholders.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.  Except as described above, the Original Filing has not been amended, updated or otherwise modified.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Measurement Comparison (1)

The following graph shows the cumulative total stockholder return on an investment of $100 in cash on September 30, 2003 for (i) our common stock, (ii) the Standard & Poor’s 500 Index (the “S&P 500”) and (iii) our peer group.  Our peer group is composed of Allied Capital Corporation and American Capital Strategies, Ltd.  We are primarily a mezzanine lender that focuses on investments in senior, senior subordinated, and junior subordinated debt as well as warrants and other equity-like instruments.  The companies that we have selected for our peer group are also business development companies and engage in similar investment activity; however, they have a higher focus on equity investments and buyout transactions than we do.  We wish to include companies that share a more closely aligned focus in their investment activities in our peer group, and believe that companies such as Ares Capital Corporation and Apollo Investment Corporation more closely share our investment focus.  However, due to the fact that these companies have less than five years of history as publicly traded companies, we did not have sufficient data available to include these companies in our peer group.  Thus, our peer group has not been modified.  The returns of each company assume reinvestment of dividends and have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

	Peer Group	GLAD	S&P 500
9/30/2003	$100.00	$100.00	$100.00
9/30/2004	$117.87	$128.84	$111.91
9/30/2005	$150.57	$136.21	$123.38
9/30/2006	$174.13	$143.21	$134.13
9/30/2007	$193.38	$136.91	$153.29
9/30/2008	$100.53	$117.88	$116.95

(1) This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: January 13, 2009	By:	/s/ GRESFORD GRAY
Gresford Gray
Chief Financial Officer

Exhibit List

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.