Form 10-Q
period 2008-12-31
GLADSTONE CAPITAL CORP
filed 2009-02-03
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 3, 2009 was 21,087,574.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	December 31,	September 30,
	2008	2008
ASSETS
Non-Control/Non-Affiliate investments (Cost 12/31/08: $437,657; 9/30/08: $448,356)	$384,012	$407,153
Control investments (Cost 12/31/08: $13,112; 9/30/08: $12,514)	566	780
Total investments at fair value (Cost 12/31/08: $450,769; 9/30/08: $460,870)	384,578	407,933
Cash	5,756	6,493
Interest receivable – investments in debt securities	2,762	3,588
Interest receivable – employees (Refer to Note 4)	15	91
Due from custodian	7,303	4,544
Deferred financing fees	1,208	1,905
Prepaid assets	321	306
Other assets	1,044	838
TOTAL ASSETS	$402,987	$425,698

LIABILITIES
Accounts payable	$8	$8
Interest payable	544	646
Fee due to Administrator (Refer to Note 4)	227	247
Fees due to Adviser (Refer to Note 4)	725	457
Borrowings under line of credit	146,470	151,030
Accrued expenses and deferred liabilities	1,147	1,328
Funds held in escrow	76	234
TOTAL LIABILITIES	149,197	153,950
NET ASSETS	$253,790	$271,748

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,087,574 shares issued and outstanding at December 31, 2008 and September 30, 2008	$21	$21
Capital in excess of par value	334,140	334,143
Notes receivable – employees (Refer to Note 4)	(9,170)	(9,175)
Net unrealized depreciation on investments	(66,191)	(52,937)
Unrealized depreciation on derivative	(304)	(304)
Distributions in excess of net investment income	(4,706)	—
TOTAL NET ASSETS	$253,790	$271,748
NET ASSETS PER SHARE	$12.04	$12.89

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Access Television Network,	Service-cable airtime	Senior Term Debt (5)	$1,618	$1,452
Inc.	(infomercials)	(10.5%, Due 3/2009)

ACE Expediters, Inc	Service - over-the-ground	Line of Credit, $850 available	—	—
	logistics	(4.3%, Due 1/2011)
		Senior Term Debt (5)	11,387	10,477
		(7.8%, Due 1/2012)
		Common Stock Warrants (8) (14)	200	183

ActivStyle Acquisition Co.	Service-medical products	Line of Credit, $1,500 available (5)	1,100	1,053
	distribution	(6.2%, Due 7/2009)
		Senior Term Debt (5)	4,524	4,247
		(8.5%, Due 9/2012)
		Senior Term Debt (3) (5)	4,435	4,047
		(10.5%, Due 9/2012)

AKQA Holdings	Service - market and	Senior Term Debt (6)	8,319	8,271
	advertising	(6.0%, Due 3/2013)

Allison Publications, LLC	Service-publisher of consumer	Line of Credit, $1,000 available	—	—
	oriented magazines	(10.0%, Due 9/2010)
		Senior Term Debt (5)	10,174	8,293
		(10.0%, Due 9/2012)

Anitox Acquisition Company	Manufacturing-preservatives	Line of Credit, $3,000 available (5)	2,000	1,847
	for animal feed	(6.2%, Due 1/2010)
		Senior Term Debt (5)	3,288	3,037
		(8.5%, Due 1/2012)
		Senior Term Debt (3) (5)	3,688	3,338
		(10.5%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and	Senior Subordinated Term Debt (5)	9,409	8,280
	distribution	(11.5%, Due 7/2012)

BAS Broadcasting	Service-radio station operator	Senior Term Debt (5)	7,300	6,926
		(11.5%, Due 7/2013)
		Senior Term Debt (3) (5)	950	936
		(12.0%, Due 7/2009)

Bresnan Communications,	Service-telecommunications	Senior Term Debt (6)	3,001	2,279
LLC		(4.2%, Due 9/2013)
		Senior Subordinated Term Debt (6)	1,508	1,322
		(7.6%, Due 3/2014)

CCS, LLC	Service-cable TV franchise	Senior Term Debt (5) (13)	631	252
	owner	(7.3%, Due 8/2008)

CHG Companies, Inc.	Service-healthcare staffing	Letter of Credit, $400 available (6)	400	321
		(6.0%, Due 12/2012)
		Senior Term Debt (6)	1,523	1,254
		(3.0%, Due 12/2012)
		Senior Subordinated Term Debt (6)	500	385
		(6.5%, Due 12/2013)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Chinese Yellow Pages	Service-publisher of Chinese	Line of Credit, $700 available (5)	$675	598
Company	language directories	(7.3%, Due 9/2010)
		Senior Term Debt (5)	656	575
		(7.3%, Due 9/2010)

Clinton Holdings, LLC	Distribution-aluminum sheets	Senior Subordinated Term Debt (5)	15,500	14,357
	and stainless steel	(12.0%, Due 1/2013)
		Common Stock Warrants (8) (14)	109	—

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (5)	6,414	5,805
		(7.4%, Due 11/2012)

Defiance Acquisition	Manufacturing-trucking parts	Senior Term Debt (3) (5)	6,085	4,564
Corporation		(11.0%, Due 4/2010)

Doe & Ingalls Management	Distributor-specialty chemicals	Senior Term Debt (5)	2,900	2,726
LLC		(6.8%, Due 11/2010)
		Senior Term Debt (3) (5)	4,399	4,113
		(7.8%, Due 11/2010)

Emdeon Business Services,	Service-healthcare technology	Senior Term Debt (6)	2,353	1,761
Inc.	solutions	(3.5%, Due 11/2013)
		Senior Subordinated Term Debt (6)	2,011	1,425
		(3.0%, Due 5/2014)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants (8) (14)	37	1,815
	equipment

GFRC Holdings LLC	Manufacturing-glass-fiber	Line of Credit, $3,000 available	—	—
	reinforced concrete	(6.2%, Due 12/2010)
		Senior Term Debt (5)	7,168	6,792
		(9.0%, Due 12/2012)
		Senior Subordinated Term Debt (3) (5)	6,699	6,239
		(11.5%, Due 12/2012)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (5)	4,560	4,047
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (6)	490	399
		(8.5%, Due 10/2013)
		Senior Subordinated Term Debt (6)	500	426
		(11.8%, Due 4/2014)

Greatwide Logistics	Service - logistics and	Senior Subordinated Term Debt (7) (9)	2,000	40
Services, Inc.	transportation	(non-accrual, Due 6/2014)

Harrington Holdings, Inc.	Service - healthcare products	Senior Term Debt (6)	2,456	1,810
	distribution	(2.7%, Due 1/2014)
		Senior Subordinated Term Debt (6)	5,000	3,835
		(6.5%, Due 1/2014)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Heartland Communications	Service-radio station operator	Line of Credit, $500 available (5) (10)	$105	$68
Group, LLC		(10.0%, Due 12/2008)
		Senior Term Debt (5)	4,468	2,882
		(10.0%, Due 5/2011)

Interfilm Holdings, Inc.	Service-slitter and distributor	Senior Term Debt (5)	4,988	4,588
	of plastic films	(10.5%, Due 10/2012)

International Junior Golf	Service-golf training	Line of Credit, $1,500 available (5)	1,400	1,318
Training Acquisition		(9.0%, Due 5/2010)
Company		Senior Term Debt (5)	2,451	2,225
		(6.2%, Due 5/2012)
		Senior Term Debt (3) (5)	2,500	2,213
		(10.5%, Due 5/2012)

It’s Just Lunch	Service-dating service	Line of Credit, $750 available (5)	550	220
International, LLC		(5.9%, Due 6/2009)
		Senior Term Debt (5)	3,300	1,320
		(6.2%, Due 6/2011)
		Senior Term Debt (3) (5) (11)	500	200
		(10.5%, Due 6/2011)

John Henry Holdings, Inc.	Manufacturing-packaging	Senior Subordinated Term Debt (6)	8,000	7,497
	products	(8.2%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom	Senior Term Debt (6)	1,440	1,037
	engineered motors & controls	(3.0%, Due 11/2013)
		Senior Subordinated Term Debt (6)	1,507	1,258
		(6.0%, Due 5/2014)

KMBQ Corporation	Service-AM/FM radio	Line of Credit, $200 available (5)	153	134
	broadcaster	(11.0%, Due 3/2010)
		Senior Term Debt (5)	1,790	1,558
		(11.0%, Due 3/2010)

Legend Communications of	Service-operator of radio	Line of Credit, $500 available (5)	497	476
Wyoming LLC	stations	(11.0%, Due 6/2011)
		Senior Term Debt (5)	9,250	8,857
		(11.0%, Due 6/2013)

Lindmark Outdoor	Service-advertising	Senior Subordinated Term Debt (5)	11,906	8,929
Advertising LLC		(11.0%, Due 10/2012)

Multi-Ag Media LLC	Service-dairy magazine	Senior Term Debt (5)	1,936	1,685
	publisher/information	(7.3%, Due 12/2009)
	database

Newhall Holdings, Inc.	Service-distributor of	Line of Credit, $4,000 available (12)	2,100	2,100
	personal care products and	(5.4%, Due 5/2010)
	supplements	Senior Term Debt (5)	4,050	3,442
		(8.3%, Due 5/2012)
		Senior Term Debt (3) (5)	4,455	3,787
		(11.3%, Due 5/2012)

Northern Contours, Inc.	Manufacturing-veneer and	Senior Subordinated Term Debt (5)	6,825	5,878
	laminate components	(10.0%, Due 5/2010)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Pinnacle Treatment Centers,	Service-Addiction treatment	Line of Credit, $500 available	$—	$—
Inc.	centers	(6.2%, Due 12/2009)
		Senior Term Debt (5)	3,350	3,099
		(8.5%, Due 12/2011)
		Senior Term Debt (3) (5)	7,500	6,853
		(10.5%, Due 12/2011)

Precision Acquisition	Manufacturing-consumable	Equipment Note, $1,500 available (5)	1,000	980
Group Holdings, Inc.	components for the	(8.5%, Due 10/2011)
	aluminum industry	Senior Term Debt (5)	4,625	4,532
		(8.5%, Due 10/2010)
		Senior Term Debt (3) (5)	4,137	4,054
		(11.5%, Due 10/2010)

PROFITSystems	Service-design and develop	Line of Credit, $1,250 available	—	—
Acquisition Co.	ERP software	(6.2%, Due 7/2009)
		Senior Term Debt (5)	2,050	1,842
		(8.5%, Due 7/2011)
		Senior Term Debt (3) (5)	2,900	2,559
		(10.5%, Due 7/2011)

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (6)	7,185	5,926
Acquisition Company, Inc.		(8.0%, Due 1/2012)

RCS Management Holding	Service-healthcare supplies	Senior Term Debt (3) (6)	2,813	2,595
Co.		(8.5%, Due 1/2011)
		Senior Term Debt (4) (6)	3,060	2,777
		(10.5%, Due 1/2011)

RedPrairie Holding, Inc.	Service-design and develop	Senior Term Debt (6)	4,390	3,564
	supply chain software	(5.3%, Due 7/2012)
		Senior Subordinated Term Debt (6)	3,000	2,306
		(9.2%, Due 1/2013)

Reliable Biopharmaceutical	Manufacturing-pharmaceutical	Line of Credit, $5,000 available (5)	800	760
Holdings, Inc.	and biochemical intermediates	(9.0%, Due 10/2010)
		Mortgage Note (5)	7,389	7,093
		(9.5%, Due 10/2014)
		Senior Term Debt (5)	1,733	1,646
		(9.0%, Due 10/2012)
		Senior Term Debt (3) (5)	11,903	11,130
		(11.0%, Due 10/2012)
		Senior Subordinated Term Debt (5)	6,000	5,085
		(12.0%, Due 10/2013)
		Common Stock Warrants (8) (14)	209	—

RiskMetrics Group	Service - develop risk and	Senior Term Debt (6)	1,937	1,448
Holdings, LLC	wealth management solutions	(3.5%, Due 1/2014)

Saunders & Associates	Manufacturing-equipment	Line of Credit, $2,500 available	—	—
	provider for frequency control	(6.4%, Due 5/2009)
	devices	Senior Term Debt (5)	10,890	10,509
		(9.8%, Due 5/2013)

SCI Cable, Inc.	Service-cable, internet, voice	Senior Term Debt (5) (13)	2,710	678
	provider	(9.3%, Due 10/2008)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Sunburst Media - Louisiana,	Service-radio station operator	Senior Term Debt (5)	$7,852	$6,581
LLC		(9.5%, Due 6/2011)

Sunshine Media Holdings	Service-publisher regional	Line of Credit, $3,000 available (5)	700	630
	B2B trade magazines	(11.0%, Due 5/2010)
		Senior Term Debt (5)	17,000	15,640
		(11.0%, Due 5/2012)
		Senior Term Debt (3) (5)	10,000	9,000
		(13.5%, Due 5/2012)

Thibaut Acquisition Co.	Service-design and disbribute	Line of Credit, $1,000 available (5)	1,000	900
	wall covering	(6.9%, Due 1/2011)
		Senior Term Debt (5)	1,838	1,654
		(6.4%, Due 1/2011)
		Senior Term Debt (3) (5)	3,000	2,625
		(10.5%, Due 1/2011)

Tulsa Welding School	Service-private welding	Line of credit, $2,000 available (5)	137	—
	school	(9.5%, 9/2011)
		Senior Term Debt (5)	3,900	3,822
		(9.5%, 9/2013)
		Senior Term Debt (5)	8,000	7,790
		(12.8%, 9/2013)

United Maritime Group, LLC	Service-cargo transport	Senior Subordinated Term Debt (6)	5,511	4,927
		(9.0%, Due 12/2013)

Vanta Core	Service-acquisition of	Senior Subordinated Term Debt (5)	13,865	13,518
	aggregate quarries	(12.0%, 8/2013)

Viapack, Inc.	Manufacturing-polyethylene	Senior Real Estate Term Debt (5)	825	738
	film	(6.4%, Due 3/2011)
		Senior Term Debt (3) (5)	4,064	3,617
		(11.3%, Due 3/2011)

Visual Edge Technology,	Service-office equipment	Senior Subordinated Term Debt (5)	5,000	3,000
Inc.	distribution	(13.5%, Due 8/2011)

Wesco Holdings, Inc.	Service-aerospace parts and	Senior Term Debt (6)	2,450	1,822
	distribution	(2.7%, Due 9/2013)
		Senior Subordinated Term Debt (6)	2,267	1,621
		(6.2%, Due 3/2014)

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (5)	15,000	13,519
		(9.0%, Due 1/2011)
		Senior Subordinated Term Debt (5)	10,000	8,788
		(10.3%, Due 1/2011)

Winchester Electronics	Manufacturing-high	Senior Term Debt (5)	1,694	1,542
	bandwidth connectors and	(6.7%, Due 5/2013)
	cables	Senior Subordinated Term Debt (5)	9,925	8,883
		(14.0%, Due 6/2013)

WP Evenflo Group Holdings	Manufacturing-infant and	Senior Term Debt (6)	1,910	1,315
Inc.	juvenile products	(4.7%, Due 2/2013)
		Senior Subordinated Term Debt (6)	2,000	1,445
		(8.2%, Due 2/2014)
Total Non-Control/Non-Affiliate Investments			$437,657	$384,012

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator	Line of Credit, $700 available (14) (15)	$759	$—
	of digital imaging products	(8.2%, Due 10/2009)
		Common Stock (8) (15)	424	—

LYP Holdings Corp.	Service-yellow pages	Line of credit, $500 available (15)	175	—
	publishing	(10.0%, 5/2009)
		Line of Credit, $3,000 available (9) (15)	1,170	—
		(non-accrual, Due 6/2009)
		Senior Term Debt (9) (15)	2,688	—
		(non-accrual, Due 6/2011)
		Senior Term Debt (3) (9) (15)	2,750	—
		(non-accrual, Due 6/2011)
		Common Stock Warrants (8) (15)	1	—

U.S. Healthcare	Service-magazine publisher/	Line of credit, $200 available (9) (15)	169	169
Communications, Inc.	operator	(non-accrual, Due 3/2010)
		Line of credit, $450 available (9) (15)	450	397
		(non-accrual, Due 3/2010)
		Common Stock (8) (15)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,000 available (15)	471	—
		(10%, Due 8/2009)
		Preferred Stock (8) (15)	1,584	—
		Common Stock (8) (15)	1	—

Total Control Investments			$13,112	$566

Total Investments			$450,769	$384,578

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents interest rates in effect at December 31, 2008 and due date represents the contractual maturity date.
(3)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
(4)

Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(6)	Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of December 31, 2008.
(7)	Security valued based on the indicative bid price on or near December 31, 2008, offered by the respective originating syndication agent’s trading desk, or secondary desk.
(8)	Security is non-income producing.
(9)	Greatwide, LYP Holdings and U.S. Healthcare are currently past due on interest payments and are on non-accrual.
(10)	Heartland’s line of credit was cancelled subsequent to December 31, 2008 and the balance was added to the term loan.
(11)

It’s Just Lunch may borrow an additional $1,750 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval. Borrowings of $500 were outstanding at December 31, 2008.

(12)	Newhall’s line of credit was valued at cost due to payoff subsequent to December 31, 2008. In addition, the line of credit limit was reduced from $4,000 to $3,000.
(13)

CCS’s loan expired in August 2008 and SCI Cable’s loan expired in October 2008. The Company is  actively working to recover amounts due under these loans, however, there is no assurance that there will be a full recovery of amounts past due.

(14)

BERTL’s line of credit was overdrawn by $59 as of December 31, 2008. The Company is currently restructuring the line of credit. BERTL’s interest is currently being capitalized as Paid in Kind (“PIK”) interest.

(15)	Fair value was based on the total enterprise value of the portfolio company, which was calculated using a liquidity waterfall approach.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment (1)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Access Television	Service-cable airtime	Senior Term Debt (6)	$1,923	$1,774
Network, Inc. (2)	(infomercials)	(10.5%, Due 3/2009)

ACE Expediters, Inc	Service - over-the-	Line of Credit, $ 850 available	—	—
	ground logistics	(6.0%, Due 1/2011)
		Senior Term Debt (6)	11,966	11,248
		(9.8%, Due 1/2012)
		Common Stock Warrants (8)	200	142

ActivStyle Acquisition Co. (2)	Service-medical products	Line of Credit, $ 1,500 available (6)	1,100	1,059
	distribution	(6.7%, Due 7/2009)
		Senior Term Debt (6)	4,721	4,543
		(8.5%, Due 9/2012)
		Senior Term Debt (3) (6)	4,435	4,213
		(10.5%, Due 9/2012)

AKQA Holdings	Service -	Senior Term Debt (7)	8,273	7,980
	market and advertising	(7.7%, Due 3/2013)

Allison Publications, LLC (2)	Service-publisher of consumer	Line of Credit, $ 4,000 available	—	—
	oriented magazines	(9.0%, Due 9/2010)
		Senior Term Debt (6)	10,465	9,568
		(9.0%, Due 9/2012)

Anitox Acquisition Company (2)	Manufacturing-preservatives	Line of Credit, $ 3,000 available (6)	2,000	1,880
	for animal feed	(6.7%, Due 1/2010)
		Senior Term Debt (6)	3,388	3,185
		(8.5%, Due 1/2012)
		Senior Term Debt (3) (6)	3,688	3,388
		(10.5%, Due 1/2012)

Badanco Acquisition Corp.	Service-luggage design and	Senior Subordinated Term Debt (6)	9,458	8,795
	distribution	(11.5%, Due 7/2012)

BAS Broadcasting	Service-radio station operator	Senior Term Debt (5)	7,300	7,209
		(11.5%, Due 7/2013)
		Senior Term Debt (3) (5)	1,000	988
		(12.0%, Due 7/2009)

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (7)	3,001	2,670
		(4.8%, Due 9/2013)
		Senior Subordinated Term Debt (7)	1,508	1,305
		(7.6%, Due 3/2014)

CCS, LLC	Service-cable TV	Senior Term Debt (6)	728	364
	franchise owner	(9.0%, Due 8/2008)

CHG Companies, Inc. (2)	Service-healthcare staffing	Letter of Credit, $ 400 available (7)	400	356
		(6.0%, Due 12/2012)
		Senior Term Debt (7)	1,572	1,399
		(5.3%, Due 12/2012)
		Senior Subordinated Term Debt (7)	500	425
		(8.5%, Due 12/2013)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment (1)	Cost	Fair Value
Chinese Yellow Pages Company	Service-publisher of Chinese	Line of Credit, $ 700 available (6)	$575	529
	language directories	(9.0%, Due 9/2010)
		Senior Term Debt (6)	702	638
		(9.0%, Due 9/2010)

Clinton Holdings, LLC (2)	Distribution-aluminum sheets	Senior Subordinated Term Debt (6)	15,500	14,880
	and stainless steel	(12.0%, Due 1/2013)
		Common Stock Warrants (8)	109	—

CMI Acquisition, LLC (2)	Service-recycling	Senior Subordinated Term Debt (6)	6,414	6,061
		(10.2%, Due 11/2012)

Community Media Corporation	Service-publisher	Senior Term Debt (6)	987	936
	of free weekly newspapers	(7.0%, Due 8/2012)

Country Road	Service-telecommunications	Senior Subordinated Term Debt (7)	5,973	5,880
Communications LLC (2)		(11.5%, Due 7/2013)

Defiance Acquisition	Manufacturing-trucking parts	Senior Term Debt (3) (6)	6,165	5,055
Corporation		(11.0%, Due 4/2010)

Doe & Ingalls Management	Distributor-specialty	Senior Term Debt (6)	3,100	2,945
LLC (2)	chemicals	(6.8%, Due 11/2010)
		Senior Term Debt (3) (6)	4,410	4,167
		(7.8%, Due 11/2010)

Emdeon Business Services,	Service-healthcare technology	Senior Term Debt (7)	2,359	2,027
Inc.	solutions	(5.8%, Due 11/2013)
		Senior Subordinated Term Debt (7)	2,011	1,720
		(8.8%, Due 5/2014)

Finn Corporation	Manufacturing-landscape	Common Stock Warrants (8)	37	1,578
	equipment

GFRC Holdings LLC	Manufacturing-glass-fiber	Line of Credit, $ 3,000 available	—	—
	reinforced concrete	(6.7%, Due 12/2010)
		Senior Term Debt (6)	7,362	7,105
		(9.3%, Due 12/2012)
		Senior Subordinated Term Debt (3) (6)	6,716	6,414
		(11.8%, Due 12/2012)

Global Materials	Manufacturing-steel wool	Senior Term Debt (3) (6)	4,640	4,153
Technologies, Inc.	products and metal fibers	(13.0%, Due 11/2009)

GTM Holdings, Inc. (2)	Manufacturing-socks	Senior Term Debt (7)	491	359
		(8.5%, Due 10/2013)
		Senior Subordinated Term Debt (7)	500	325
		(11.8%, Due 4/2014)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment (1)	Cost	Fair Value
Greatwide Logistics	Service - logistics and	Senior Term Debt (7) (10)	$3,950	$2,765
Services, Inc.	transportation	(non-accrual, Due 12/2013)
		Senior Subordinated Term Debt (7) (10)	2,000	700
		(non-accrual, Due 6/2014)

Harrington Holdings, Inc. (2)	Service - healthcare products	Senior Term Debt (7)	2,463	2,192
	distribution	(6.0%, Due 1/2014)
		Senior Subordinated Term Debt (7)	5,000	3,750
		(9.7%, Due 1/2014)

Heartland Communications	Service-radio station operator	Line of Credit, $ 500 available (6)	105	79
Group, LLC (2)		(10.0%, Due 12/2008)
		Senior Term Debt (6)	4,523	3,386
		(10.0%, Due 5/2011)

Interfilm Holdings, Inc.	Service-slitter and distributor	Senior Term Debt (6)	5,000	4,750
	of plastic films	(10.5%, Due 10/2012)

International Junior Golf	Service-golf training	Line of Credit, $ 1,500 available (6)	1,400	1,288
Training Acquisition Company		(9.2%, Due 5/2010)
		Senior Term Debt (6)	2,551	2,347
		(6.7%, Due 5/2012)
		Senior Term Debt (3) (6)	2,500	2,288
		(10.5%, Due 5/2012)

It’s Just Lunch International,	Service-dating service	Line of Credit, $ 750 available (6)	550	275
LLC		(6.5%, Due 6/2009)
		Senior Term Debt (6)	3,300	1,650
		(6.7%, Due 6/2011)
		Senior Term Debt (3) (6) (9)	500	250
		(10.5%, Due 6/2011)

John Henry Holdings, Inc. (2)	Manufacturing-packaging	Senior Subordinated Term Debt (7)	8,000	7,600
	products	(11.6%, Due 6/2011)

Kinetek Acquisition Corp.	Manufacturing-custom	Senior Term Debt (7)	1,478	1,326
	engineered motors & controls	(6.2%, Due 11/2013)
		Senior Subordinated Term Debt (7)	1,508	1,275
		(9.2%, Due 5/2014)

KMBQ Corporation	Service-AM/FM radio	Line of Credit, $ 200 available (6)	153	137
	broadcaster	(11.0%, Due 3/2010)
		Senior Term Debt (6)	1,792	1,594
		(11.0%, Due 3/2010)

Legend Communications of	Service-operator of radio	Line of Credit, $ 500 available (5)	397	392
Wyoming LLC	stations	(11.0%, Due 6/2011)
		Senior Term Debt (5)	9,250	9,134
		(11.0%, Due 6/2013)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment (1)	Cost	Fair Value
Lindmark Outdoor Advertising	Service-advertising	Senior Subordinated Term Debt (6)	$11,421	$9,651
LLC		(11.0%, Due 10/2012)

Multi-Ag Media LLC (2)	Service-dairy magazine	Senior Term Debt (6)	2,072	1,853
	publisher/ information	(9.0%, Due 12/2009)
	database

Newhall Holdings, Inc. (2)	Service-distributor of personal	Line of Credit, $ 4,000 available (6)	2,100	1,880
	care products and supplements	(6.0%, Due 5/2010)
		Senior Term Debt (6)	4,230	3,807
		(8.3%, Due 5/2012)
		Senior Term Debt (3) (6)	4,500	4,016
		(11.3%, Due 5/2012)

Northern Contours, Inc. (2)	Manufacturing-veneer and	Senior Subordinated Term Debt (6)	6,912	6,082
	laminate components	(10.0%, Due 5/2010)

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment	Line of Credit, $ 500 available	—	—
	centers	(6.7%, Due 12/2009)
		Senior Term Debt (6)	3,550	3,319
		(8.5%, Due 12/2011)
		Senior Term Debt (3) (6)	7,500	6,938
		(10.5%, Due 12/2011)

Precision Acquisition Group	Manufacturing-consumable	Equipment Note, $ 1,500
Holdings, Inc. (2)	components for the aluminum	available (6)	1,000	993
	industry	(8.5%, Due 10/2011)
		Senior Term Debt (6)	4,750	4,714
		(8.5%, Due 10/2010)
		Senior Term Debt (3) (6)	4,158	4,127
		(11.5%, Due 10/2010)

PROFITSystems Acquisition	Service-design and develop	Line of Credit, $ 1,250 available	—	—
Co. (2)	ERP software	(6.7%, Due 7/2009)
		Senior Term Debt (6)	2,200	2,027
		(8.5%, Due 7/2011)
		Senior Term Debt (3) (6)	2,900	2,657
		(10.5%, Due 7/2011)

Puerto Rico Cable Acquisition	Service-telecommunications	Senior Subordinated Term Debt (7)	7,189	5,570
Company, Inc.		(11.3%, Due 1/2012)

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (3) (6)	2,875	2,695
		(8.5%, Due 1/2011)
		Senior Term Debt (4) (6)	3,060	2,815
		(10.5%, Due 1/2011)

RedPrairie Holding, Inc. (2)	Service-design and develop	Senior Term Debt (7)	4,412	4,014
	supply chain software	(6.1%, Due 7/2012)
		Senior Subordinated Term Debt (7)	3,000	2,550
		(9.3%, Due 1/2013)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment (1)	Cost	Fair Value
Reliable Biopharmaceutical	Manufacturing-	Line of Credit, $ 5,000 available (6)	$1,600	$1,528
Holdings, Inc.	pharmaceutical and	(9.0%, Due 10/2010)
	biochemical intermediates	Mortgage Note (6)	7,407	7,147
		(9.5%, Due 10/2014)
		Senior Term Debt (6)	1,800	1,719
		(9.0%, Due 10/2012)
		Senior Term Debt (3) (6)	11,933	11,352
		(11.0%, Due 10/2012)
		Senior Subordinated Term Debt (6)	6,000	5,445
		(12.0%, Due 10/2013)
		Common Stock Warrants (8)	209	—

RiskMetrics Group Holdings,	Service - develop risk and	Senior Term Debt (7)	1,936	1,812
LLC	wealth management solutions	(5.8%, Due 1/2014)

Saunders & Associates	Manufacturing-equipment	Line of Credit, $ 2,500 available	—	—
	provider for frequency	(6.9%, Due 5/2009)
	control devices	Senior Term Debt (6)	10,945	10,740
		(9.8%, Due 5/2013)

SCI Cable, Inc.	Service-cable, internet, voice	Senior Term Debt (6)	2,712	1,355
	provider	(11.0%, Due 10/2008)

Sunburst Media-Louisiana, LLC	Service-radio station operator	Senior Term Debt (6)	7,857	6,728
		(9.5%, Due 6/2011)

Sunshine Media Holdings	Service-publisher regional	Line of Credit, $ 3,000 available (6)	700	627
	B2B trade magazines	(11.0%, Due 5/2010)
		Senior Term Debt (6)	17,000	15,300
		(11.0%, Due 5/2012)
		Senior Term Debt (3) (6)	10,000	8,750
		(13.5%, Due 5/2012)

Thibaut Acquisition Co.	Service-design and disbribute	Line of Credit, $ 2,000 available (6)	2,000	1,838
	wall covering	(7.0%, Due 1/2011)
		Senior Term Debt (6)	2,013	1,849
		(7.0%, Due 1/2011)
		Senior Term Debt (3) (6)	3,000	2,685
		(10.5%, Due 1/2011)

Tulsa Welding School	Service-private welding	Line of credit, $ 2,000 available	—	—
	school	(9.5%, 9/2011)
		Senior Term Debt (5)	4,000	4,000
		(9.5%, 9/2013)
		Senior Term Debt (5)	8,000	8,000
		(12.8%, 9/2013)

United Maritime Group, LLC	Service-cargo transport	Senior Subordinated Term Debt (7)	1,000	950
		(11.2%, Due 12/2013)

Vanta Core	Service-acquisition of	Senior Subordinated Term Debt (6)	13,100	12,936
	aggregate quarries	(12.0%, 8/2013)

Viapack, Inc. (2)	Manufacturing-polyethylene	Senior Real Estate Term Debt (6)	850	780
	film	(7.0%, Due 3/2011)
		Senior Term Debt (3) (6)	4,091	3,733
		(11.3%, Due 3/2011)

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company	Industry	Investment (1)	Cost	Fair Value
Visual Edge Technology, Inc. (2)	Service-office equipment	Senior Subordinated Term Debt (6)	$5,000	$2,925
	distribution	(11.5%, Due 8/2011)

Wesco Holdings, Inc. (2)	Service-aerospace parts and	Senior Term Debt (7)	2,451	2,212
	distribution	(6.0%, Due 9/2013)
		Senior Subordinated Term Debt (7)	2,267	1,980
		(9.5%, Due 3/2014)

Westlake Hardware, Inc. (2)	Retail-hardware and variety	Senior Subordinated Term Debt (6)	15,000	13,800
		(9.0%, Due 1/2011)
		Senior Subordinated Term Debt (6)	10,000	9,000
		(10.3%, Due 1/2011)

Winchester Electronics	Manufacturing-high	Senior Term Debt (6)	1,699	1,563
	bandwidth connectors and	(8.0%, Due 5/2013)
	cables	Senior Subordinated Term Debt (6)	9,950	9,055
		(13.0%, Due 6/2013)

WP Evenflo Group	Manufacturing-infant and	Senior Term Debt (7)	1,910	1,595
Holdings Inc. (2)	juvenile products	(5.3%, Due 2/2013)
		Senior Subordinated Term Debt (7)	2,000	1,600
		(8.8%, Due 2/2014)
Total Non-Control/Non-Affiliate Investments			$448,356	$407,153

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator	Line of Credit, $ 700 available (11) (12)	$742	$—
	of digital imaging products	(8.7%, Due 10/2009)
		Common Stock (8)	424	—

LYP Holdings Corp.	Service-yellow pages	Line of credit, $ 500 available (12)	75	—
	publishing	(10.0%, 5/2009)
		Line of Credit, $ 3,000 available (10) (12)	1,170	—
		(non-accrual, Due 6/2009)
		Senior Term Debt (10) (12)	2,688	—
		(non-accrual, Due 6/2011)
		Senior Term Debt (3) (10) (12)	2,750	—
		(non-accrual, Due 6/2011)
		Common Stock Warrants (8)	1	—

U.S. Healthcare	Service-magazine	Line of credit, $ 200 available (10)	90	90
Communications, Inc.	publisher/operator	(non-accrual, Due 3/2010)
		Line of credit, $ 450 available (10)	450	450
		(non-accrual, Due 3/2010)
		Common Stock (8)	2,470	240

Western Directories, Inc.	Service-directory publisher	Line of credit, $ 1,000 available (12)	69	—
		(10%, Due 8/2009)
		Preferred Stock (8)	1,584	—
		Common Stock (8)	1	—

Total Control Investments			$12,514	$780

Total Investments			$460,870	$407,933

(1)	Percentage represents interest rates in effect at September 30, 2008 and due date represents the contractual maturity date.
(2)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(3)	Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
(4)	Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.
(5)	Investment valued at cost due to recent acquisition.
(6)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(7)	Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of September 30, 2008, from the respective originating syndication agent’s trading desk.
(8)	Security is non-income producing.
(9)

It’s Just Lunch may borrow an additional $1,750 of the senior term debt facility, subject to certain conditions including Gladstone Capital’s approval, borrowings of $500 were outstanding at September 30, 2008.

(10)	Greatwide, LYP Holdings and U.S. Healthcare are currently past due on interest payments and are on non-accrual.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
INVESTMENT INCOME
Interest income – Non-Control/Non-Affiliate investments	$11,661	$11,125
Interest income – Control investments	20	14
Interest income – Cash	10	144
Interest income – Notes receivable from employees (Refer to Note 4)	117	118
Total investment income	11,808	11,401

EXPENSES
Interest expense	2,461	2,356
Loan servicing fee (Refer to Note 4)	1,623	1,381
Base management fee (Refer to Note 4)	434	578
Incentive fee (Refer to Note 4)	1,176	1,461
Administration fee (Refer to Note 4)	227	212
Professional fees	313	129
Amortization of deferred financing fees	719	74
Stockholder related costs	89	120
Directors fees	48	54
Insurance expense	57	54
Other expenses	66	65
Expenses before credit from Adviser	7,213	6,484
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(1,286)	(2,386)
Total expenses net of credit to base management and incentive fees	5,927	4,098

NET INVESTMENT INCOME	5,881	7,303

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DERIVATIVE:

Net realized loss on sale of investments	(1,731)	—
Realized gain on settlement of derivative	—	6
Net unrealized depreciation on derivative	—	(11)
Net unrealized depreciation on investments	(13,253)	(5,398)
Net loss on investments	(14,984)	(5,403)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(9,103)	$1,900

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.43)	$0.11

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,087,574	16,953,703

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Operations:
Net investment income	$5,881	$7,303
Net realized loss on sale of investments	(1,731)	—
Realized gain on settlement of derivative	—	6
Unrealized depreciation on derivative	—	(11)
Net unrealized depreciation on investments	(13,253)	(5,398)
Net (decrease) increase in net assets from operations	(9,103)	1,900

Capital transactions:
Issuance of common stock under shelf offering	—	50,801
Shelf offering costs	(3)	(279)
Distributions to stockholders	(8,856)	(7,355)
Repayment of principal on employee notes	4	6
Net (decrease) increase in net assets from capital transactions	(8,855)	43,173

Total (decrease) increase in net assets	(17,958)	45,073
Net assets at beginning of year	271,748	220,959
Net assets at end of period	$253,790	$266,032

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(9,103)	$1,900
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(8,702)	(73,341)
Principal repayments on investments	14,927	4,047
Proceeds from sale of investments	2,212	—
Net amortization of premiums and discounts	(49)	93
Increase in investment balance due to payment in kind interest	(17)	(10)
Realized loss on investments	1,731	—
Amortization of deferred financing fees	719	74
Unrealized depreciation on derivative	—	11
Change in net unrealized depreciation on investments	13,253	5,398
Decrease in interest receivable	902	174
Increase in funds due from custodian	(2,760)	(1,586)
Decrease in prepaid assets	(15)	(68)
(Increase) decrease in other assets	(203)	66
Increase in accounts payable	—	1
(Decrease) increase in interest payable	(103)	8
Decrease in accrued expenses and deferred liabilities	(181)	(53)
Increase (decrease) in fees due to affiliate (Refer to Note 4)	268	(697)
Decrease in administration fee due to Gladstone Administration (Refer to Note 4)	(20)	(26)
(Decrease) increase in funds held in escrow	(158)	157
Net cash provided by (used in) operating activities	12,701	(63,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	(3)	50,522
Borrowings from the line of credit	22,500	75,000
Repayments on the line of credit	(27,060)	(57,609)
Distributions paid	(8,856)	(7,355)
Receipt of principal on notes receivable – employees (Refer to Note 4)	4	6
Deferred financing fees	(23)	(20)
Net cash (used in) provided by financing activities	(13,438)	60,544

NET DECREASE IN CASH	(737)	(3,308)
CASH, BEGINNING OF PERIOD	6,493	8,839
CASH, END OF PERIOD	$5,756	$5,531

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Per Share Data (1)
Net asset value at beginning of period	$12.89	$14.97
Income from investment operations:
Net investment income (2)	0.28	0.43
Net realized loss on sale of investments (2)	(0.08)	—
Net unrealized depreciation on investments (2)	(0.63)	(0.32)
Total from investment operations	(0.43)	0.11

Distributions to stockholders (3)	(0.42)	(0.42)
Issuance of common stock under shelf offering	—	0.44
Offering costs	—	(0.02)
Net asset value at end of period	$12.04	$15.08

Per share market value at beginning of period	$15.24	$19.52
Per share market value at end of period	$8.09	$17.01
Total return (4)(5)	(44.09)%	(10.86)%
Shares outstanding at end of period	21,087,574	17,637,574

Statement of Assets and Liabilities Data:
Net assets at end of period	$253,790	$266,032
Average net assets (6)	$262,001	$265,360
Senior Securities Data:
Borrowings under line of credit	$146,470	$161,831
Asset coverage ratio (7)(8)	273%	264%
Asset coverage per unit (8)	$2,733	$2,644
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized (9)	11.01%	9.77%
Ratio of net expenses to average net assets-annualized (10)	9.05%	6.18%
Ratio of net investment income to average net assets-annualized	8.98%	11.01%

(1)         Based on actual shares outstanding at the end of the corresponding period.

(2)         Based on weighted average basic per share data.

(3)         Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)         Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of the Company’s dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on estimated character of the Company’s distributions please refer to Note 9.

(5)         Amounts were not annualized.

(6)         Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(7)         As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings.

(8)         Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per $1,000 of indebtedness.

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

DECEMBER 31, 2008

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

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of the Company, was established on November 21, 2006 for the purpose of holding a license to operate as a Specialized Small Business Investment Company.  Gladstone Financial (previously known as Gladstone SSBIC Corporation) acquired this license in February 2007.  This will enable the Company, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies.

The financial statements of the subsidiaries are consolidated with those of the Company.

The Company is externally managed by Gladstone Management Corporation (the “Adviser”), an unconsolidated affiliate of the Company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on December 2, 2008.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Investment Valuation Policy

The Company carries its investments at market value to the extent that market quotations are readily available and reliable, and otherwise at fair value, as determined in good faith by its Board of Directors.  In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”).  The Policy is approved by the Company’s Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently, and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

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

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted price.  In valuing these assets, the Company assesses trading activity in an asset class, evaluates variances in prices and other market insights to determine if any available quote prices are reliable.  If the Company concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.

The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will continue to apply the DCF methodology in illiquid markets until quoted prices based on trading activity are deemed reliable.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and/or equity securities.

(1)         Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit Paid in Kind (“PIK”) interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

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

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: The Company values Non-Public Debt Securities and/or equity or equity-like securities that are purchased together from the same “non-controlled” portfolio company, or issuer, by valuing the debt portion with SPSE (as described above) and valuing the equity portion based principally on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  At December 31, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with an aggregate cost basis of approximately $9.2 million or 2.0% of the cost basis of all investments in the Company’s portfolio.  At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with a cost basis of approximately $13.1 million at September 30, 2008, or 2.8% of the cost basis of all loans in the Company’s portfolio.  Conditional interest, or a success fee, is recorded upon full repayment of a loan investment.

Paid in Kind Interest

The Company has a loan in its portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK interest income of $17 and $14 for the three months ended December 31, 2008 and 2007, respectively, from investments on the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction.  FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. The Company adopted this pronouncement during the quarter ended December 31, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe the adoption of this pronouncement will have a material impact on the reporting of its derivatives.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008.  The Company is required to adopt SFAS No. 141 (R) on October 1, 2009 and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  Among other requirements, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS 159 on October 1, 2008.  Based upon its review, the Company elected not to adopt SFAS 159 for financial liabilities that were in its portfolio as of September 30, 2008.  However, the Company may elect to apply SFAS 159 to future financial liabilities. The impact on its financials from the potential application of SFAS 159 to a future liability would depend upon the attributes of the specific financial liability.  The Company’s adoption of SFAS 159 had no material impact on its consolidated financial statements as of December 31, 2008.

NOTE 3. INVESTMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS 157 on October 1, 2008.  The adoption of SFAS 157 did not have a material impact on the consolidated financial statements as of and for the three months ended December 31, 2008.  In part, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•                  Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•                  Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•                  Level 3– inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.

At December 31, 2008, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by SFAS 157:

	As of December 31, 2008
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$384,012	$384,012
Control investments	—	—	566	566
Total investments at fair value	$—	$—	$384,578	$384,578

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the three-month period from September 30, 2008 to December 31, 2008 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended December 31, 2008:
Fair value at September 30, 2008	$407,153	$780	$407,933
Total realized/unrealized losses (a)	(14,172)	(812)	(14,984)
New investments, repayments, and settlements, net	(8,969)	598	(8,371)
Transfers in (out) of Level 3	—	—	—
Fair value as of December 31, 2008	$384,012	$566	$384,578

(a)          Realized/unrealized losses are reported on the accompanying condensed consolidated statements of operations for the three months ended December 31, 2008.

Non-Control/Non-Affiliate Investments

At December 31, 2008 and September 30, 2008, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $384.0 million and $407.2 million, at fair value, respectively.

Control Investments

At December 31, 2008 and September 30, 2008, the Company held Control investments in the aggregate of approximately $0.6 million and $0.8 million at fair value, respectively.  At December 31, 2008, the control investments were comprised of BERTL, Inc. (“BERTL”), U.S. Healthcare Communications, Inc. (“U.S. Healthcare”), LYP Holdings Corp. (“LYP Holdings”) and Western Directories, Inc. “(Western Directories”).

•                  BERTL: The Company originally purchased a past due debt instrument in MCA Communications, LLC, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL’s obligations under the debt instrument on September 28, 2007.  BERTL is a web-based evaluator of digital imaging products.

•                  U.S. Healthcare: The Company offered at public sale certain assets of U.S Healthcare Communications, LLC on January 30, 2008, consisting generally of all fixtures of tangible and intangible personal property.  The Company acquired these assets in the sale, through a newly formed subsidiary, U.S. Healthcare, and intends to continue the business under its control.  U.S. Healthcare is a service-magazine operator.

•                  LYP Holdings: On July 2, 2008, the Company acquired from the previous owner certain assets of LocalTel, Inc, consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, LYP Holdings, and intends to continue the business under its control.  LYP Holdings is a publisher of community yellow page directories.

•                  Western Directories: On August 27, 2008, the Company acquired from the previous owner certain assets of West Coast Yellow Pages, Inc., consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, Western Directories, and intends to continue the business under its control.  Western Directories is a telephone book publisher.

Investment Concentrations

Approximately 64.5% of the aggregate fair value of the Company’s investment portfolio at December 31, 2008 was senior debt, approximately 35.0% was senior subordinated debt, no investments were in junior subordinated debt, and approximately 0.5% was in equity securities.  At December 31, 2008, the Company had aggregate investments in 61 portfolio companies.  The following table outlines the Company’s investments by type at December 31, 2008 and September 30, 2008:

	December 31, 2008		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$288,204	$247,886	$297,910	$265,297
Senior Subordinated Term Debt	157,532	134,694	157,927	140,676
Preferred Equity Securities	1,584	—	1,584	—
Common Equity Securities	3,449	1,998	3,449	1,960
Total Investments	$450,769	$384,578	$460,870	$407,933

Investments at fair value consisted of the following industry classifications as of December 31, 2008 and September 30, 2008:

	December 31, 2008			September 30, 2008
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$3,443	0.9%	1.4%	$4,192	1.0%	1.6%
Automobile	4,564	1.2%	1.8%	5,055	1.2%	1.9%
Broadcast (TV & Radio)	49,257	12.8%	19.4%	52,336	12.8%	19.2%
Buildings and Real Estate	13,031	3.4%	5.1%	13,519	3.3%	5.0%
Cargo Transport	15,626	4.1%	6.2%	15,805	3.9%	5.8%
Chemicals, Plastics & Rubber	15,783	4.1%	6.2%	16,375	4.0%	6.0%
Diversified/Conglomerate Manufacturing	2,760	0.7%	1.1%	3,195	0.8%	1.2%
Diversified Natural Resources, Precious Metals and Minerals	13,518	3.5%	5.3%	12,936	3.2%	4.8%
Electronics	33,501	8.7%	13.2%	35,208	8.6%	13.0%
Farming & Agriculture	10,038	2.6%	4.0%	10,031	2.5%	3.7%
Finance	1,448	0.4%	0.6%	1,812	0.4%	0.7%
Healthcare, Education & Childcare	72,787	18.9%	28.7%	76,642	18.8%	28.2%
Home & Office Furnishings	14,057	3.7%	5.6%	15,379	3.8%	5.7%
Leisure, Amusement, Movies & Entertainment	7,495	1.9%	2.9%	8,097	2.0%	3.0%
Machinery	9,567	2.5%	3.8%	9,834	2.4%	3.6%
Mining, Steel, Iron & Non-Precious Metals	24,209	6.3%	9.5%	25,095	6.2%	9.2%
Personal and Non-durable Consumer Products	9,329	2.4%	3.7%	9,703	2.4%	3.6%
Printing & Publishing	52,756	13.7%	20.8%	60,440	14.8%	22.2%
Retail Stores	22,306	5.8%	8.8%	22,800	5.6%	8.4%
Textiles & Leather	9,104	2.4%	3.6%	9,479	2.3%	3.5%
Total	$384,578	100.0%		$407,933	100.0%

The investments at fair value were included in the following geographic regions of the United States at December 31, 2008 and September 30, 2008:

	December 31, 2008			September 30, 2008
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$192,866	50.1%	76.0%	$206,271	50.6%	69.4%
West	81,777	21.3%	32.2%	85,294	20.9%	29.0%
Southeast	51,042	13.3%	20.1%	49,374	12.1%	20.4%
Mid-Atlantic	42,542	11.1%	16.8%	50,807	12.4%	14.7%
Northeast	10,425	2.7%	4.1%	10,617	2.6%	4.3%
U.S. Territory	5,926	1.5%	2.3%	5,570	1.4%	1.9%
	$384,578	100.0%		$407,933	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies.  A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining nine months ending September 30:	2009	$21,826
For the fiscal year ending September 30:	2010	47,503
	2011	102,541
	2012	93,819
	2013	137,924
	2014	37,100
	Thereafter	6,851
	Total Contractual Repayments	447,564
	Investments in Equity Securities	5,033
	Unamortized premiums, discounts and investment acquisition costs on debt securities	(1,828)
	Total	$450,769

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser, who at the time of the loans were joint employees of the Company and either the Adviser, or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”), which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three months ended December 31, 2008 or December 31, 2007. The Company received $4 and $6 of principal repayments during the three months ended December 31, 2008 and 2007, respectively.  The Company recognized interest income from all employee stock option loans of $117 and $118 for the three months ended December 31, 2008 and 2007, respectively.

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in its portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the three months ended December 31, 2008 or 2007.  No capital gains incentive fee was recorded for the three months ended December 31, 2008 or 2007, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses for each period.

The Adviser’s board of directors voluntarily and irrevocably waived, for the three months ended December 31, 2008 and December 31, 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived the entire incentive fee due for the three months ended December 31, 2008 and December 31, 2007.

In addition to the base management and incentive fees under the Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies are credited against the investment advisory fee.  For the three months ended December 30, 2008 and December 31, 2007, 50% of certain of the fees received by the Adviser were voluntarily and irrevocably credited against the base management fee.  The Company will continue to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying consolidated statement of operations:

	Three months ended
	December 31, 2008	December 31, 2007
Base management fee	$434	$578
Credit for fees received by Adviser from the portfolio companies	(5)	(822)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(105)	(103)
Net base management fee	$324	$(347)

Incentive fee	$1,176	$1,461
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,176)	(1,461)
Net incentive fee	$—	$—

Credit for fees received by Adviser from the portfolio companies	$(5)	$(822)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(105)	(103)
Incentive fee credit	(1,176)	(1,461)
Credit to base management and incentive fees from Adviser	$(1,286)	$(2,386)

At December 31, 2008 and September 30, 2008, the Company owed $324 and $83, respectively, of base management fee to the Adviser, which is recorded in Fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2% base management fee under the Advisory Agreement.  Effective in April 2006, the Adviser’s board of directors voluntarily reduced the annual servicing fee rate on the senior syndicated loans to 0.5%. For the three months ended December 31, 2008 and 2007, these loan servicing fees totaled $1,623 and $1,381, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item Base management fee in the accompanying consolidated statements of operations.  At December 31, 2008 and September 30, 2008, the Company owed $401 and $374, respectively, of unpaid loan servicing fees to the Adviser, which is recorded in Fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  Under the Advisory Agreement, the Adviser has also provided and continues to provide managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance services.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  The Company recorded an administration fee of $227 and $212, for the three months ended December 31, 2008 and 2007, respectively.  At December 31, 2008 and September 30, 2008, the Company owed $227 and $247, respectively, of unpaid administration fees to the Adviser, which is recorded in the Fee due to Administrator in the accompanying consolidated statements of assets and liabilities.

On July 9, 2008, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2009.

License Agreement

The Company has entered into a license agreement with the Adviser, pursuant to which the Adviser has granted the Company a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. The amount of the fee is negotiated on an annual basis by the Company’s compensation committee, and must be approved by a majority of the Company’s independent directors. The fee was increased to ten dollars per quarter effective at the beginning of the last contract term, which began on December 20, 2007, and as a result of the most recent negotiations, the fee will remain at ten dollars for the current contract term, which began on December 20, 2008. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer the Company’s Adviser.

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

As of December 31, 2008, the outstanding principal balance under the DB Facility was approximately $146,470 at a stated interest rate of approximately 2.85%, plus a 2.50% program fee.  The Company is also charged an unused commitment fee of 0.75% per annum.  Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December 31, 2008, the remaining borrowing capacity available under the DB Facility was $153,530.  The weighted average borrowings outstanding under the DB Facility for the three months ended December 31, 2008 and 2007 were $150,408 and $145,416, respectively, at a weighted average annual interest cost of 8.5% and 6.7%, respectively, which was computed by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The DB Facility also restricts some of the terms and provisions (including terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2008, Business Loan was in compliance with all of the DB Facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon Corp. as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company. At December 31, 2008 and September 30, 2008, the amount due from custodian was $7,303 and $4,544, respectively.

The Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $100 million and 75% of equity issuances after May 2003 and maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of December 31, 2008, the Company was in compliance with all covenants under the performance guaranty.  However, continued compliance with these covenants depends on many factors, some of which are beyond the Company’s control.  In particular, depreciation in the valuation of the Company’s assets, which valuation is subject to changing market conditions which are presently very volatile, affects the Company’s ability to comply with these covenants.

Availability under the DB Facility will terminate on May 21, 2009.  If the DB Facility is not renewed or extended by this date, all principal and interest will be immediately due and payable within one year of the maturity date.

NOTE 6. INTEREST RATE CAP AGREEMENT

Pursuant to the DB Facility, the Company has an interest rate cap agreement, with an initial notional amount of $35.0 million at a cost of $304, that effectively limits the interest rate on a portion of the borrowings under the line of credit.

The interest rate cap agreement’s current notional amount is $0.8 million and it has a nominal fair market value which is recorded in other assets on the Company’s consolidated statement of assets and liabilities at December 31, 2008.  At September 30, 2008, the interest rate cap agreement had a nominal fair market value.  The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in February 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 5% when the LIBOR rate is in excess of 5%.  During the three months ended December 31, 2008, the Company recorded $0, as compared to $6 for the three months ended December 31, 2007, of income from the interest rate cap agreement, recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.

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

NOTE 7. COMMON STOCK TRANSACTIONS

Transactions in common stock were as follows:

	Shares	Total Value
Balance at September 30, 2008	21,087,574	$334,164
Shelf offering costs	—	(3)
Balance at December 31, 2008	21,087,574	$334,161

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets per common share resulting from operations per share for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31
	2008	2007
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(9,103)	$1,900

Denominator for basic and diluted shares	21,087,574	16,953,703
Basic and diluted net (decrease) increase in net assets resulting from operations per share	$(0.43)	$0.11

NOTE 9. DISTRIBUTIONS

Distributions

The following table lists the per share distributions paid for the three months ended December 31, 2008 and 2007:

Fiscal Year	Record Date	Payment Date	Distribution per Share
2009	December 22, 2008	December 31, 2008	$0.14
	November 19, 2008	November 28, 2008	$0.14
	October 23, 2008	October 31, 2008	$0.14
		Total	$0.42

2008	December 20, 2007	December 31, 2007	$0.14
	November 21, 2007	November 30, 2007	$0.14
	October 23, 2007	October 31, 2007	$0.14
		Total	$0.42

Aggregate distributions declared and paid for the three months ended December 31, 2008 and 2007 were approximately $8.9 million and $7.4 million, respectively.  All distributions were declared based on estimates of net investment income for the respective fiscal years, and some of the distributions include a return of capital.

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

Section 19(a) Disclosure

The Company’s Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act.  On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also sends to its registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income.  The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records of the Company are finalized for the calendar year.  Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount.  Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended December 31, 2008:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
December 31, 2008	$0.109	$0.031	$0.140
November 30, 2008	0.110	0.030	0.140
October 31, 2008	0.108	0.032	0.140

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital.  Subsequent to the quarter ended December 31, 2008, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
December 31, 2008	$0.086	$0.054	$0.140
November 30, 2008	0.093	0.047	0.140
October 31, 2008	0.100	0.040	0.140

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
March 31, 2009	$0.104	$0.036	$0.140
February 28, 2009	0.105	0.035	0.140
January 31, 2009	0.105	0.035	0.140

NOTE 10. COMMITMENT AND CONTINGENCIES

At December 31, 2008, the Company was not party to any signed term sheets for potential investments.

NOTE 11. SUBSEQUENT EVENTS

Distributions

In January 2009, the Company’s Board of Directors declared the following monthly cash distributions:

Record Date	Payment Date	Distribution per Share
March 23, 2009	March 31, 2009	$0.140
February 19, 2009	February 27, 2009	$0.140
January 22, 2009	January 30, 2009	$0.140

Investment Activity

Subsequent to December 31, 2008, the Company extended approximately $4.2 million of revolver draws and additional investments to existing portfolio companies.  The Company also received approximately $3.7 million of scheduled and unscheduled loan repayments.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended September 30, 2008.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, venture capital funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, we may acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).  In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Business Environment

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may also be susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the number of our non-performing assets are likely to increase and the fair market value of our portfolio is likely to decrease during these periods.  The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all.  We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market instability persists or intensifies, we may experience difficulty in raising capital.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our credit facility that further constrain our ability to access the capital markets.  To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.  Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing.  Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our line of credit.  Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  On January 22, 2009, the closing market price of our common stock was $8.10, which price represented a 33% discount to our December 31, 2008 net asset value (“NAV”) per share.  When our stock is trading below NAV, as it has consistently traded subsequent to September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.  We currently do not have stockholder approval to sell our common stock below NAV, although our stockholders will consider a proposal which would allow us to do so for a period of one year at the upcoming annual stockholders’ meeting scheduled for February 19, 2009.

The economic downturn may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility.  For the quarter ended December 31, 2008, we recorded net unrealized depreciation on our portfolio of investments of $13.3 million, which was mainly attributable to the decrease in fair value of our portfolio.  We may see further decreases in the value of our portfolio, which will further limit our ability to borrow under our current credit facility.  Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth requirements which are affected by the decrease in value of our portfolio.  Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under the credit facility.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access for some time.  For so long as this is the case, our near-term strategy has become somewhat dependent upon retaining capital and building the value of our existing portfolio companies to increase the likelihood of maintaining potential future returns.  We will also, where prudent and possible, consider the sale of lower-yielding investments.  This has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control.  As capital constraints improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

Use of Internally-Developed Discount Cash Flow Methodologies

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. FASB Staff Position 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market.  Under FSP 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or amongst market participants, or the prices are not current. The market place for which we obtain indicative bids for purposes of determining fair value for our syndicated loan investments have recently shown these attributes of illiquidity.  In accordance with SFAS 157, our valuation procedures specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available. However, due to the market illiquidity and the lack of transactions during the quarter ended December 31, 2008, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated loans were unreliable and alternative procedures would need to be performed until liquidity returns to the market place.  As such, we have valued the majority of our syndicated loans using a DCF method for the quarter ended December 31, 2008.  As of December 31, 2008, the portion of our investment portfolio that was valued using DCF was approximately $57.7 million, or 15% of the fair value of our total portfolio of investments.

Investment Highlights

During the three months ended December 31, 2008, we extended $8.7 million of investments to existing portfolio companies through revolver draws or the additions of new term notes.  During the three months ended December 31, 2008, 2 borrowers made payments in full ahead of contractual maturity of $7.0 million, we sold one syndicated loan of $2.2 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $7.9 million, for total principal repayments of $17.1 million.  Since our initial public offering in August 2001, we have made 254 different loans to, or investments in,

132 companies for a total of approximately $940.7 million, before giving effect to principal repayments on investments and divestitures.

RESULTS OF OPERATIONS (dollar amounts in thousands, unless otherwise indicated)

Comparison of the Three Months Ended December 31, 2008 to the Three Months Ended December 31, 2007

Investment Income

Investment income for the three months ended December 31, 2008 was $11,808, as compared to $11,401 for the three months ended December 31, 2007.

Interest income from our investments in debt securities of private companies was $11,681 for the three months ended December 31, 2008, as compared to $11,139 for the three months ended December 31, 2007.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments increased $542, or 4.9%, during the three months ended December 31, 2008 compared to the prior year period.  This increase was based on the overall growth in the cost basis of our investments, offset by the decrease in the weighted average yield on our portfolio.  The cost basis of our interest bearing investment portfolio was approximately $442.6 million for the three months ended December 31, 2008 as compared to $386.9 million for the three months ended December 31, 2007.  In contrast, the annualized weighted average yield on our portfolio was 9.8% for the three months ended December 31, 2008 as compared to 11.0% for the three months ended December 31, 2007.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR from the prior year, as well as three investments being on non-accrual during the three months ended December 31, 2008 (Greatwide, LYP Holdings, and U.S. Healthcare) whereas two investments were on non-accrual during the three months ended December 31, 2007 (LYP Holdings and U.S. Healthcare).

Interest income from Non-Control/Non-Affiliate investments was $11,661 for the three months ended December 31, 2008, as compared to $11,125 for the comparable prior year period.  This increase resulted from an overall increase in the aggregate Non-Control/Non-Affiliate investments held at December 31, 2008 compared to the prior year period, offset by a decrease in LIBOR due to the instability and tightening of the credit markets.  The success fees earned during the three months ended December 31, 2008 and 2007 were $0 and $346, respectively.  The success fee earned during the three months ended December 31, 2007 resulted from a refinancing by Westlake Hardware, Inc.

Interest income from Control investments was $20 for the three months ended December 31, 2008, as compared to $14 in the comparable prior year period.  The increase is attributable to three additional Control investments held during the quarter ended December 31, 2008 as compared to the prior year period.

The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Three months ended December 31, 2008

Company	Interest Income	% of Total
Sunshine Media	$843	7.2%
Reliable Biopharma	772	6.6%
Westlake Hardware	616	5.3%
Clinton Aluminum	475	4.1%
Vanta Core	441	3.8%
Subtotal	$3,147	26.9%
Other companies	8,534	73.1%
Total interest income	$11,681	100.0%

Three months ended December 31, 2007

Company	Interest Income	% of Total
Westlake Hardware	$1,020	9.2%
Sunshine Media	710	6.4%
Reliable Biopharma	584	5.2%
Clinton Aluminum	487	4.4%
Winchester Electronics	357	3.2%
Subtotal	$3,158	28.4%
Other companies	7,981	71.6%
Total interest income	$11,139	100.0%

Interest income from invested cash for the three months ended December 31, 2008 was $10, as compared to $144 for the three months ended December 31, 2007. Interest income decreased from the prior year period due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the three months ended December 31, 2008 and December 31, 2007, was $117 and $118, respectively.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers to the base management and incentive fees, were $5,927 for the three months ended December 31, 2008, as compared to $4,098 for the three months ended December 31, 2007. Operating expenses for the three months ended December 31, 2008 reflected an increase in loan servicing fees and a significant increase in amortization of deferred financing fees incurred in connection with certain amendments to our credit facility with Deutsche Bank AG.

Interest expense for the three months ended December 31, 2008 was $2,461, as compared to $2,356 for the three months ended December 31, 2007.  This increase is primarily a result of increased borrowings under our line of credit during the three months ended December 31, 2008, which borrowings were partially used to finance our increased investments.

Loan servicing fees for the three months ended December 31, 2008 were $1,623, as compared to $1,381 for the three months ended December 31, 2007.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.

Base management fee for the three months ended December 31, 2008 was $434, as compared to $578 for the three months ended December 31, 2007.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the condensed consolidated financial statements, and is summarized in the table below:

	Three months ended
	December 31, 2008	December 31, 2007
Base management fee (1)	$434	$578
Credit for fees received by Adviser from the portfolio companies	(5)	(822)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum (2)	(105)	(103)
Net base management fee	$324	$(347)

(1)         Base management fee is net of loan servicing fees per the terms of the Amended Advisory Agreement.

(2)         The board of our Adviser voluntarily and irrevocably waived, for the three months ended December 31, 2008 and 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the three months ended December 31, 2008 was $1,176, as compared to $1,461 for the three months ended December 31, 2007.  The board of our Adviser waived the entire incentive fee for the three months ended December 31, 2008 and three months ended December 31, 2007.  The incentive fee and associated credits are summarized in the table below:

	Three months ended
	December 31, 2008	December 31, 2007
Incentive fee	$1,176	$1,461
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,176)	(1,461)
Net incentive fee	$—	$—

Administration fee for the three months ended December 31, 2008 was $227 as compared to $212 for the three months ended December 31, 2007. The slight increase is due to an increase of administration staff and related expenses.

Professional fees, consisting primarily of legal and audit fees, for the three months ended December 31, 2008 were $313, as compared to $129 for the three months ended December 31, 2007.  The increase is due to legal fees incurred in connection with troubled loans.

Amortization of deferred financing fees, in connection with our line of credit, was $719 for the three months ended December 31, 2008, as compared to $74 for the three months ended December 31, 2007.  The increase is due to the amortization of additional fees incurred with our line of credit. In February 2008, we increased the DB Facility from $220 million to $250 million and in April 2008, increased the DB Facility to $300 million and added Branch Banking and Trust Company (“BB&T”) as a committed lender. In June 2008, we renewed the DB Facility. The fees incurred for the above amendments are recorded in deferred financing fees on our consolidated statement of assets and liabilities, and amortized over the life of the DB Facility.

Stockholder related costs for the three months ended December 31, 2008 were $89, as compared to $120 for the three months ended December 31, 2007.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, costs associated with SEC filings, and the annual report printing and distribution costs. The decrease was primarily attributed to the decrease in annual report printing fees.

Directors’ fees for the three months ended December 31, 2008 and 2007 were $48 and $54 respectively, and consisted of amortization of their annual stipend and individual meeting fees. The decrease is due to fewer committee meetings held in the current year period.

Insurance expense for the three months ended December 31, 2008 was $57, as compared to $54 for the three months ended December 31, 2007. The increase was primarily the result of an increase of our directors and officers insurance policy premiums.

Other expenses for the three months ended December 31, 2008 were $66, as compared to $65 for the three months ended December 31, 2007.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized Loss on Sale of Investments

During the three months ended December 31, 2008, we realized a net loss of $1,731, which consisted of a $1,758 loss from the sale of the Greatwide syndicated loan, offset by a $27 gain from the Country Road payoff. There were no realized gains or losses in the three months ended December 31, 2007.

Realized Gain on Settlement of Derivative

During the three months ended December 31, 2008, we did not receive any interest rate cap agreement payments. During the three months ended December 31, 2007, we received interest rate cap agreement payments of $6 as a result of the one month LIBOR increasing. We receive payments when the one month LIBOR is over 5%.

Net Unrealized Depreciation on Derivative

For the three months ended December 31, 2008, we recorded nominal unrealized depreciation, as compared to $11 for the three months ended December 31, 2007, due to a decrease in the fair market value of our interest rate cap agreement.

Net Unrealized Depreciation on Investments

For the three months ended December 31, 2008, we recorded net unrealized depreciation on investments of $13,253, as compared to $5,398, for the three months ended December 31, 2007.  The unrealized depreciation is mainly attributable to the decrease in fair value on our portfolio, most notably in the following investments: Lindmark Outdoor Advertising, Allison Publications, Wesco Holdings, SCI Cable, and RedPrairie Holding. We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets. Although our investment portfolio has depreciated, our entire portfolio was fair valued at 85% of cost as of December 31, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net (Decrease) Increase in Net Assets Resulting from Operations

Overall, we realized a net decrease in net assets resulting from operations of $(9,103) for the three months ended December 31, 2008.  Based on a weighted-average of 21,087,574 basic and diluted shares outstanding, our net decrease in net assets from operations per weighted-average common share for the three months ended December 31, 2008 was $(0.43), basic and diluted. For the three months ended December 31, 2007, we realized a net increase in net assets resulting from operations of $1,900.  Based on a weighted-average of 16,953,703 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended December 31, 2007 was $0.11 basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

At December 31, 2008, we had investments in debt securities of, or loans to, 61 private companies, totaling approximately $450,769 (cost basis) of total assets. During the three months ended December 31, 2008 and December 31, 2007, the following investment activity occurred:

Quarter Ended	New Investments (1)	Principal Repayments (2)	Investments Sold	Net Loss on Disposal
December 31, 2008	$8,702	$14,927	$2,212	$(1,731)

December 31, 2007	$73,341	$4,047	$—	$—

(1)   New Investments

During the three months ended December 31, 2008, we extended $8.7 million of investments to existing portfolio companies through revolver draws or the additions of new term notes.

During the three months ended December 31, 2007, we extended, directly or through participations, $58.0 million of loan originations to 5 new portfolio companies and $15.3 million of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total new investments of $73.3 million.

(2)         Principal Repayments

During the three months ended December 31, 2008, 2 borrowers made unscheduled payoffs of $7.0 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $7.9 million, for total principal repayments of $14.9 million.

During the three months ended December 31, 2007 we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $4.0 million.

(3)         Investments Sold

During the three months ended December 31, 2008, we sold one $2.2 million syndicated loan (Greatwide Senior Term Debt).

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining nine months ending September 30:	2009	$21,826
For the fiscal year ending September 30:	2010	47,503
	2011	102,541
	2012	93,819
	2013	137,924
	2014	37,100
	Thereafter	6,851
	Total Contractual Repayments	447,564
	Investments in Equity Securities	5,033
	Unamortized premiums, discounts and investment acquisition costs on debt securities	(1,828)
	Total	$450,769

Net cash provided by operating activities for the three months ended December 31, 2008, consisting primarily of the items described in “Results of Operations” and the investment activity described above, was $12,701 as compared to net cash used in operating activities of $63,852 for the three months ended December 31, 2007.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2008 was $13,438 and mainly consisted of distribution payments of $8,856 and net repayments on our line of credit of $4,560.  Net cash provided by financing activities was $60,544 for the three months ended December 31, 2007 and consisted of an offering of common stock for net proceeds of $50,801, net borrowings on our line of credit of $17,391, partially offset by distribution payments of $7,355.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.14 per common share for October, November and December 2008.  In January 2009, our Board of Directors declared a monthly distribution of $0.14 per common share for each of January, February and March 2009.

Issuance of Equity

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of December 31, 2008, our NAV per share was $12.04 and our closing market price was $8.09 per share. To the extent that our common stock continues to trade at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to a rights offering. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1.  To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

Additionally, listed for a vote at the upcoming annual meeting of stockholders scheduled for February 19, 2009, is a proposal which, if approved, would authorize us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale.

Revolving Credit Facility

Through our wholly-owned subsidiary, Business Loan, we have a $300 million revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent. Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate, which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period. Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances. The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%.  In February 2008, we increased the DB Facility from $220 million to $250 million, and in April 2008, increased the DB Facility to $300 million and added Branch Banking and Trust Company (“BB&T”) as a committed lender. In June 2008, we renewed the DB Facility, which matures on May 21, 2009.

As of December 31, 2008, the outstanding principal balance under this credit facility was approximately $146,470 at an interest rate of approximately 2.85% plus a 2.50% program fee. We are also charged an unused commitment fee of 0.75% per annum. Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At December 31, 2008, the remaining borrowing capacity available under the DB Facility was $153,530.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of December 31, 2008, Business Loan was in compliance with all of the DB Facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon Corp. as custodian. Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us. At December 31, 2008 and September 30, 2008, the amount due from custodian was $7,303 and $4,544, respectively.

Our Adviser also services the loans pledged under the DB Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million plus 75% of equity issued after May 2003 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of December 31, 2008, we were in compliance with our covenants under the performance guaranty. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions which are presently very volatile, affects our ability to comply with these covenants. During the nine months ended December 31, 2008, net unrealized depreciation on our investments was approximately $13,253, compared to $5,398 during the comparable period in the prior year. Given the further deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under our DB Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the DB Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions.

Availability under the DB Facility will terminate on May 21, 2009.  If the DB Facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of the maturity date. There can be no guarantee that we will be able to renew, extend or replace the DB Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further. Consequently, any renewal, extension or refinancing of the DB Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions. If we are not able to renew, extend or refinance the DB Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or maintain our distributions. Our inability to pay distributions could result in us failing to qualify as a RIC. Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the DB Facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Contractual Obligations

As of December 31, 2008, we were not party to any signed term sheets for potential investments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of December 31, 2008.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process, which was amended during the quarter ended December 31, 2008, as our most critical account policy.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

General Valuation Policy:  We value our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, we value securities for which market quotations are readily available and reliable at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors.

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

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price. In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable. If we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the indicative bid price as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF. For the purposes of using DCF to provide fair value estimates, we considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.

The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We will continue to apply the DCF methodology in illiquid markets until quoted prices based on trading activity are deemed reliable.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and/or equity securities.

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying consolidated financial statements.

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

(3)          Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: We value Non-Public Debt Securities and/or equity or equity-like securities that are purchased together from the same “non-controlled” portfolio company, or issuer, by valuing the debt portion with SPSE (as described above) and valuing the equity portion based principally on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach as described above.

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

•                  the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

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

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a payment default and the EL is greater than 20%

(a)                                  The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At December 31, 2008 and September 30, 2008 one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2008 and September 30, 2008, representing approximately 83%, of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2008	Sept. 30, 2008
Average	7.3	7.3
Weighted Average	6.9	7.0
Highest	9.0	9.0
Lowest	5.0	5.0

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at December 31, 2008 and September 30, 2008, representing approximately 6% of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2008	Sept. 30, 2008
Average	6.5	6.6
Weighted Average	6.5	6.7
Highest	7.0	7.0
Lowest	6.0	6.0

For syndicated loans that are currently rated by a NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2008 and September 30, 2008, representing approximately 11% of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2008	Sept.30, 2008
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	BB/Ba3	BB/Ba3
Lowest	CCC/Ca	CC/C

Tax Status

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code.  We have a policy to pay out as a distribution up to 100% of that amount.

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

Revenue Recognition

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. At December 31, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with an aggregate cost basis of approximately $9.2 million or 2.0% of the cost basis of all investments in the Company’s portfolio.  At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with a cost basis of approximately $13.1 million at September 30, 2008, or 2.8% of the cost basis of all loans in the Company’s portfolio.  Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Paid in Kind Interest

We may hold loans in our portfolio which contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash.  As of December 31, 2008, one loan in our portfolio bore PIK interest.

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

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  As of December 31, 2008, our portfolio consisted of the following:

70%	variable rates with a floor
2%	variable rates with a floor and ceiling
25%	variable rates without a floor or ceiling
3%	fixed rate
100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2008 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission on December 2, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed by us with the Securities and Exchange Commission on December 2, 2008.  In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in the Form 10-K.

Risk related to our external financing

In addition to regulatory limitations on our ability to raise capital, our credit facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The agreement governing our credit facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth.  As of December 31, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control.  In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions which are presently very volatile, may affect our ability to comply with these covenants.  During the three months ended December 31, 2008, net unrealized depreciation on our investments was approximately $13.3 million, compared to $5.4 million during the prior period.  Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under our credit facility.  Accordingly, there are no assurances that we will continue to comply with these covenants.  Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations, ability to fund new investments and ability to pay distributions.

Risk related to investment in our common stock

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value.  Although our common stock historically has generally traded above net asset value, recently it has traded below the December 31, 2008 net asset value of $12.04 per share.  Subsequent to December 31, 2008, our stock has consistently traded at discounts of up to 54% of net asset value.  This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline.  As with any stock, the price of our shares will fluctuate with market conditions and other factors.  If shares are sold, the price received may be more or less than the original investment.  Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale.  Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value.  Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below net asset value we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distribution.

Risk related to our investments

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there will be uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established an investment valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by Standard and Poor’s Securities Evaluations, Inc (“SPSE”), the use of internally developed discounted cash flow methodologies (“DCF”), specifically for our syndicated loans, or internal methodologies based on the total enterprise value (“TEV”) of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion.  However, to date, SPSE has accepted each of our requests for evaluation.

Our use of these fair valuation methods is inherently subjective and is based on estimates and assumptions of each security.  In the event that we are required to sell a security, which likelihood is heightened as we approach the maturity of our credit facility in May 2009, we may ultimately sell for an amount materially less than the estimated fair value calculated by SPSE, TEV or the DCF methodology.

Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE or third party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:

•  the nature and realizable value of any collateral;

•  the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

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

A portion of our assets are, and will continue to be, comprised of equity securities that are valued based on internal assessment using our own valuation methods approved by our Board of Directors, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third-party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

In April 2008, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements and we have followed the guidance of FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which focused on fair market value accounting. The impact on our consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit and the effect of any additional guidance or any changes in the interpretation of this statement. If we are required to make further write-downs of our investment portfolio due to changes in market conditions, this could negatively impact the availability under our line of credit and our ability to draw on the line of credit.

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

Date: February 3, 2009

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