Form 10-Q
period 2009-03-31
GLADSTONE CAPITAL CORP
filed 2009-05-05
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 5, 2009 was 21,087,574.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31,	September 30,
	2009	2008
ASSETS
Non-Control/Non-Affiliate investments (Cost 3/31/09: $417,063; 9/30/08: $448,356)	$369,595	$407,153
Control investments (Cost 3/31/09: $27,500; 9/30/08: $12,514)	15,502	780
Total investments at fair value (Cost 3/31/09: $444,563; 9/30/08: $460,870)	385,097	407,933
Cash	10,529	6,493
Interest receivable — investments in debt securities	3,473	3,588
Interest receivable — employees (Refer to Note 4)	117	91
Due from custodian	10,132	4,544
Deferred financing fees	637	1,905
Prepaid assets	249	306
Other assets	1,156	838
TOTAL ASSETS	$411,390	$425,698

LIABILITIES
Accounts payable	$8	$8
Interest payable	481	646
Fee due to Administrator (Refer to Note 4)	211	247
Due to Adviser (Refer to Note 4)	691	457
Borrowings under line of credit	153,370	151,030
Accrued expenses and deferred liabilities	1,295	1,328
Funds held in escrow	121	234
TOTAL LIABILITIES	156,177	153,950
NET ASSETS	$255,213	$271,748

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,087,574 shares issued and outstanding at March 31, 2009 and September 30, 2008	$21	$21
Capital in excess of par value	334,140	334,143
Notes receivable — employees (Refer to Note 4)	(9,171)	(9,175)
Net unrealized depreciation on investments	(59,466)	(52,937)
Unrealized depreciation on derivative	—	(304)
Distributions in excess of net investment income	(10,311)	—
TOTAL NET ASSETS	$255,213	$271,748
NET ASSETS PER SHARE	$12.10	$12.89

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (10.5%, Due 6/2009) (5) (9)	$1,313	$1,290

ACE Expediters, Inc	Service-over-the-ground logistics	Senior Term Debt (13.5%, Due 1/2012) (5)	5,000	4,650
		Common Stock Warrants (8) (14)	200	698

ActivStyle Acquisition Co.	Service-medical products distribution	Line of Credit, $1,500 available (4.7%, Due 7/2009) (5)	1,500	1,477
		Senior Term Debt (8.5%, Due 9/2012) (5)	4,524	4,456
		Senior Term Debt (10.5%, Due 9/2012) (3) (5) (9)	4,435	4,256

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.0%, Due 9/2012) (5)	10,019	8,469

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.7%, Due 1/2010) (5)	2,000	1,860
		Senior Term Debt (8.5%, Due 1/2012) (5)	3,151	2,930
		Senior Term Debt (10.5%, Due 1/2012) (3) (5)	3,688	3,356

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (non-accrual, Due 7/2012) (5) (10)	9,409	4,704

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,300	6,752
		Senior Term Debt (12.0%, Due 7/2009) (3) (5)	950	929

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (non-accrual, Due 8/2008) (5) (10)	631	221

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 9/2010) (5)	675	602
		Senior Term Debt (7.3%, Due 9/2010) (5)	610	539

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5)	15,500	14,241
		Common Stock Warrants (8) (14)	109	—

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (7.5%, Due 11/2012) (5)	6,414	5,837

Defiance Acquisition Corp.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (5)	6,305	4,413

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (5)	2,700	2,551
		Senior Term Debt (7.8%, Due 11/2010) (3) (5)	4,388	4,124

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8) (14)	37	1,800

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $2,000 available (4.7%, Due 12/2010) (5)	750	731
		Senior Term Debt (9.0%, Due 12/2012) (5)	6,975	6,661
		Senior Subordinated Term Debt (11.5%, Due 12/2012) (3) (5)	6,682	6,307

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 11/2009) (3) (5)	4,510	4,014

Heartland Communications Group	Service-radio station operator	Senior Term Debt (10.0%, Due 5/2011) (5)	4,574	3,180

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (10.5%, Due 10/2012) (5)	4,975	4,589

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2010) (5)	1,400	1,330
		Senior Term Debt (4.7%, Due 5/2012) (5)	2,352	2,152
		Senior Term Debt (10.5%, Due 5/2012) (3) (5)	2,500	2,231

It’s Just Lunch International, LLC	Service-dating service	Senior Term Debt (10.0%, Due 6/2012) (5)	4,350	4,132

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (5)	153	76
		Senior Term Debt (11.0%, Due 3/2010) (5)	1,788	890

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (11.0%, Due 6/2011) (5)	497	475
		Senior Term Debt (11.0%, Due 6/2013) (5)	9,250	8,834

Multi-Ag Media LLC	Service-dairy magazine publisher/ information database	Senior Term Debt (7.3%, Due 12/2009) (5)	1,792	1,516

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Newhall Holdings, Inc.	Service-distributor of personal care products and	Line of Credit, $3,000 available (11.3%, Due 5/2010) (5)	$300	$270
	supplements	Senior Term Debt (5) (11.3%, Due 5/2012) (5)	4,050	3,645
		Senior Term Debt (14.3%, Due 5/2012) (3) (5)	4,455	3,943

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (5)	6,737	5,845

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (4.7%, Due 12/2009)	—	—
		Senior Term Debt (8.5%, Due 12/2011) (5)	3,150	2,945
		Senior Term Debt (10.5%, Due 12/2011) (3) (5)	7,500	6,938

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the	Equipment Note, $1,500 available (8.5%, Due 10/2011) (5)	1,000	975
	aluminum industry	Senior Term Debt (8.5%, Due 10/2010) (5)	4,500	4,388
		Senior Term Debt (11.5%, Due 10/2010) (3) (5)	4,116	4,013

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $1,250 available (4.7%, Due 7/2009)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (5)	1,900	1,724
		Senior Term Debt (10.5%, Due 7/2011) (3) (5)	2,900	2,596

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (5)	2,687	2,506
		Senior Term Debt (10.5%, Due 1/2011) (4) (5)	3,060	2,808

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)	1,700	1,624
	intermediates	Mortgage Note (9.5%, Due 10/2014) (5)	7,369	7,111
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,665	1,590
		Senior Term Debt (11.0%, Due 10/2012) (3) (5)	11,873	11,190
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,250
		Common Stock Warrants (8) (14)	209	—

Saunders & Associates	Manufacturing-equipment provider for frequency	Line of Credit, $2,500 available (5.0%, Due 5/2009) (5)	2,500	2,425
	control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	10,835	10,510

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (9.3%, Due 10/2008) (5) (11)	2,710	678

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,422	5,610

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Senior Term Debt (11.0%, Due 5/2012) (5)	17,000	15,725
		Senior Term Debt (13.5%, Due 5/2012) (3) (5)	10,700	9,684

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available (5.5%, Due 1/2011) (5)	1,000	915
		Senior Term Debt (5.5%, Due 1/2011) (5)	1,662	1,521
		Senior Term Debt (10.5%, Due 1/2011) (3) (5)	3,000	2,663

Tulsa Welding School	Service-private welding school	Line of credit, $750 available (9.5%, 9/2011) (5)	—	—
		Senior Term Debt (9.5%, 9/2013) (5)	4,250	4,208
		Senior Term Debt (12.8%, 9/2013) (5)	8,000	7,900

Vanta Core	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, 8/2013) (5)	13,865	13,622

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	800	720
		Senior Term Debt (13.0%, Due 3/2011) (3) (5)	4,062	3,636

Visual Edge Technology, Inc.	Service-office equipment distribution	Senior Subordinated Term Debt (15.5%, Due 8/2011) (5)	5,000	3,750

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (5)	15,000	13,538
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (5)	10,000	8,800

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (7.0%, Due 5/2013) (5)	438	419
		Senior Term Debt (6.1%, Due 5/2013) (5)	1,690	1,547
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,925	8,920

Subtotal - Non-syndicated loans			347,436	313,425

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Syndicated Loans:

AKQA Holdings	Service - market and advertising	Senior Term Debt (5.7%, Due 3/2013) (6)	8,367	8,976

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (3.6%, Due 9/2013) (7)	3,001	2,624
		Senior Subordinated Term Debt (5.0%, Due 3/2014) (7)	1,508	1,088

CHG Companies, Inc.	Service-healthcare staffing	Letter of Credit, $400 available (1.1%, Due 12/2012) (7)	400	333
		Senior Term Debt (3.0%, Due 12/2012) (7)	1,519	1,265
		Senior Subordinated Term Debt (6.5%, Due 12/2013) (6)	500	429

Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt (2.5%, Due 11/2013) (7)	2,293	2,008
		Senior Subordinated Term Debt (5.5%, Due 5/2014) (7)	2,010	1,463

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (8.5%, Due 10/2013) (7)	489	271
		Senior Subordinated Term Debt (11.8%, Due 4/2014) (6)	500	416

Harrington Holdings, Inc.	Service - healthcare products distribution	Senior Term Debt (2.8%, Due 1/2014) (7)	2,431	2,064
		Senior Subordinated Term Debt (6.5%, Due 1/2014) (7)	5,000	3,050

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (7.6%, Due 6/2011) (6)	8,000	6,394

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (3.0%, Due 11/2013) (6)	1,440	1,046
		Senior Subordinated Term Debt (6.0%, Due 5/2014) (6)	1,507	1,218

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (8.0%, Due 1/2012) (6)	7,181	5,974

RedPrairie Holding, Inc.	Service-design and develop supply chain software	Senior Term Debt (4.3%, Due 7/2012) (7)	4,390	3,062
		Senior Subordinated Term Debt (7.7%, Due 1/2013) (7)	3,000	1,493

RiskMetrics Group Holdings, LLC	Service - develop risk and wealth management solutions	Senior Term Debt (3.2%, Due 1/2014) (7)	1,937	1,762

United Maritime Group, LLC	Service-cargo transport	Senior Subordinated Term Debt (8.0%, Due 12/2013) (6)	5,529	4,942

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Term Debt (2.7%, Due 9/2013) (7)	2,449	1,984
		Senior Subordinated Term Debt (6.2%, Due 3/2014) (6)	2,266	1,632

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (3.3%, Due 2/2013) (6) (12)	1,910	1,220
		Senior Subordinated Term Debt (6.8%, Due 2/2014) (6) (12)	2,000	1,456

Subtotal - Syndicated loans			69,627	56,170

Total Non-Control/Non-Affiliate Investments			$417,063	$369,595

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $842 available (6.7%, Due 10/2009) (13) (15)	$842	$—
		Common Stock (8) (15)	424	—

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.3%, Due 10/2012) (14)	12,000	12,000
		Senior Subordinated Term Debt (13.0%, Due 10/2012)(14)	1,264	1,264
		Common Stock (8) (14)	1	1

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,250 available (10.0%, 5/2009) (15)	603	603
		Senior Term Debt (12.5%, Due 2/2012) (15)	250	250
		Line of Credit, $3,000 available (5.0%, Due 6/2009) (15)	1,170	864
		Senior Term Debt (8.5%, Due 6/2011) (15)	2,687	—
		Senior Term Debt (10.5%, Due 6/2011) (3) (15)	2,750	—
		Common Stock Warrants (8) (15)	1	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10) (15)	169	169
		Line of credit, $450 available (non-accrual, Due 3/2010) (10) (15)	450	351
		Common Stock (8) (15)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,000 available (10%, Due 8/2009) (15)	834	—
		Preferred Stock (8) (15)	1,584	—
		Common Stock (8) (15)	1	—

Total Control Investments			$27,500	$15,502

Total Investments			$444,563	$385,097

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents interest rates in effect at March 31, 2009 and due date represents the contractual maturity date.
(3)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
(4)

Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(6)	Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of March 31, 2009.
(7)	Security valued based on the transaction sale price subsequent to March 31, 2009 (see Note 11).
(8)	Security is non-income producing.
(9)	Access Television and ActivStyle include success fees with fair values of $10 and $65, respectively.
(10)	Badanco, CCS and U.S. Healthcare are currently past due on interest payments and are on non-accrual.
(11)	SCI Cable’s loan expired in October 2008. The Company is actively working to recover amounts due under this loan, however, there is no assurance that there will be a full recovery of amounts past due.
(12)

WP Evenflo was past due as of March 31, 2009. The Company is actively working to recover amounts due under the loans, however, there is no assurance that there will be a full recovery of amounts past due.

(13)	BERTL’s interest is currently being capitalized as Paid in Kind (“PIK”) interest.
(14)	Lindmark valued at cost due to recent restructuring as a control investment.
(15)	Fair value was based on the total enterprise value of the portfolio company, which was calculated using a liquidity waterfall approach.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (10.5%, Due 3/2009) (6)	$1,923	$1,774

ACE Expediters, Inc	Service - over-the-ground logistics	Line of Credit, $850 available (6.0%, Due 1/2011)	—	—
		Senior Term Debt (9.8%, Due 1/2012) (6)	11,966	11,248
		Common Stock Warrants (8)	200	142

ActivStyle Acquisition Co.	Service-medical products distribution	Line of Credit, $1,500 available (6.7%, Due 7/2009) (6)	1,100	1,059
		Senior Term Debt (8.5%, Due 9/2012) (6)	4,721	4,543
		Senior Term Debt (10.5%, Due 9/2012) (3) (6)	4,435	4,213

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Line of Credit, $4,000 available (9.0%, Due 9/2010)	—	—
		Senior Term Debt (9.0%, Due 9/2012) (6)	10,465	9,568

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (6.7%, Due 1/2010) (6)	2,000	1,880
		Senior Term Debt (8.5%, Due 1/2012) (6)	3,388	3,185
		Senior Term Debt (10.5%, Due 1/2012) (3) (6)	3,688	3,388

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (11.5%, Due 7/2012) (6)	9,458	8,795

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,300	7,209
		Senior Term Debt (12.0%, Due 7/2009) (3) (5)	1,000	988

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (9.0%, Due 8/2008) (6)	728	364

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (9.0%, Due 9/2010) (6)	575	529
		Senior Term Debt (9.0%, Due 9/2010) (6)	702	638

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (6)	15,500	14,880
		Common Stock Warrants (8)	109	—

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.2%, Due 11/2012) (6)	6,414	6,061

Community Media Corporation	Service-publisher of free weekly newspapers	Senior Term Debt (7.0%, Due 8/2012) (6)	987	936

Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (6)	6,165	5,055

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (6)	3,100	2,945
		Senior Term Debt (7.8%, Due 11/2010) (3) (6)	4,410	4,167

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8)	37	1,578

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $3,000 available (6.7%, Due 12/2010)	—	—
		Senior Term Debt (9.3%, Due 12/2012) (6)	7,362	7,105
		Senior Subordinated Term Debt (11.8%, Due 12/2012) (3) (6)	6,716	6,414

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 11/2009) (3) (6)	4,640	4,153

Heartland Communications Group, LLC	Service-radio station operator	Line of Credit, $500 available (10.0%, Due 12/2008) (6)	105	79
		Senior Term Debt (10.0%, Due 5/2011) (6)	4,523	3,386

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (10.5%, Due 10/2012) (6)	5,000	4,750

International Junior Golf Training Acquisition	Service-golf training	Line of Credit, $1,500 available (9.2%, Due 5/2010) (6)	1,400	1,288
Company		Senior Term Debt (6.7%, Due 5/2012) (6)	2,551	2,347
		Senior Term Debt (10.5%, Due 5/2012) (3) (6)	2,500	2,288

It’s Just Lunch International, LLC	Service-dating service	Line of Credit, $750 available (6.5%, Due 6/2009) (6)	550	275
		Senior Term Debt (6.7%, Due 6/2011) (6)	3,300	1,650
		Senior Term Debt (10.5%, Due 6/2011) (3) (6) (9)	500	250

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (6)	$153	$137
		Senior Term Debt (11.0%, Due 3/2010) (6)	1,792	1,594

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (11.0%, Due 6/2011) (5)	397	392
		Senior Term Debt (11.0%, Due 6/2013) (5)	9,250	9,134

Lindmark Outdoor Advertising LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (6)	11,421	9,651

Multi-Ag Media LLC	Service-dairy magazine publisher/information database	Senior Term Debt (9.0%, Due 12/2009) (6)	2,072	1,853

Newhall Holdings, Inc.	Service-distributor of personal care products and	Line of Credit, $4,000 available (6.0%, Due 5/2010) (6)	2,100	1,880
	supplements	Senior Term Debt (8.3%, Due 5/2012) (6)	4,230	3,807
		Senior Term Debt (11.3%, Due 5/2012) (3) (6)	4,500	4,016

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (6)	6,912	6,082

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (6.7%, Due 12/2009)	—	—
		Senior Term Debt (8.5%, Due 12/2011) (6)	3,550	3,319
		Senior Term Debt (10.5%, Due 12/2011) (3) (6)	7,500	6,938

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the	Equipment Note, $1,500 available (8.5%, Due 10/2011) (6)	1,000	993
	aluminum industry	Senior Term Debt (8.5%, Due 10/2010) (6)	4,750	4,714
		Senior Term Debt (11.5%, Due 10/2010) (3) (6)	4,158	4,127

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $1,250 available (6.7%, Due 7/2009)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (6)	2,200	2,027
		Senior Term Debt (10.5%, Due 7/2011) (3) (6)	2,900	2,657

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (6)	2,875	2,695
		Senior Term Debt (10.5%, Due 1/2011) (4) (6)	3,060	2,815

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical	Line of Credit, $5,000 available (9.0%, Due 10/2010) (6)	1,600	1,528
	intermediates	Mortgage Note (9.5%, Due 10/2014) (6)	7,407	7,147
		Senior Term Debt (9.0%, Due 10/2012) (6)	1,800	1,719
		Senior Term Debt (11.0%, Due 10/2012) (3) (6)	11,933	11,352
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (6)	6,000	5,445
		Common Stock Warrants (8)	209	—

Saunders & Associates	Manufacturing-equipment provider for frequency	Line of Credit, $2,500 available (6.9%, Due 5/2009)	—	—
	control devices	Senior Term Debt (9.8%, Due 5/2013) (6)	10,945	10,740

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (11.0%, Due 10/2008) (6)	2,712	1,355

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (9.5%, Due 6/2011) (6)	7,857	6,728

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of Credit, $3,000 available (11.0%, Due 5/2010) (6)	700	627
		Senior Term Debt (11.0%, Due 5/2012) (6)	17,000	15,300
		Senior Term Debt (13.5%, Due 5/2012) (3) (6)	10,000	8,750

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $2,000 available (7.0%, Due 1/2011) (6)	2,000	1,838
		Senior Term Debt (7.0%, Due 1/2011) (6)	2,013	1,849
		Senior Term Debt (10.5%, Due 1/2011) (3) (6)	3,000	2,685

Tulsa Welding School	Service-private welding school	Line of credit, $2,000 available (9.5%, 9/2011)	—	—
		Senior Term Debt (9.5%, 9/2013) (5)	4,000	4,000
		Senior Term Debt (12.8%, 9/2013) (5)	8,000	8,000

Vanta Core	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, 8/2013) (6)	13,100	12,936

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (7.0%, Due 3/2011) (6)	850	780
		Senior Term Debt (11.3%, Due 3/2011) (3) (6)	4,091	3,733

Visual Edge Technology, Inc.	Service-office equipment distribution	Senior Subordinated Term Debt (11.5%, Due 8/2011) (6)	5,000	2,925

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (6)	$15,000	$13,800
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (6)	10,000	9,000

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (8.0%, Due 5/2013) (6)	1,699	1,563
		Senior Subordinated Term Debt (13.0%, Due 6/2013) (6)	9,950	9,055

Subtotal - Non-syndicated loans			371,204	340,816

Syndicated Loans:

AKQA Holdings	Service - market and advertising	Senior Term Debt (7.7%, Due 3/2013) (7)	$8,273	$7,980

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (4.8%, Due 9/2013) (7)	3,001	2,670
		Senior Subordinated Term Debt (7.6%, Due 3/2014) (7)	1,508	1,305

CHG Companies, Inc.	Service-healthcare staffing	Letter of Credit, $400 available (6.0%, Due 12/2012) (7)	400	356
		Senior Term Debt (5.3%, Due 12/2012) (7)	1,572	1,399
		Senior Subordinated Term Debt (8.5%, Due 12/2013) (7)	500	425

Country Road Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (11.5%, Due 7/2013) (7)	5,973	5,880

Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt (5.8%, Due 11/2013) (7)	2,359	2,027
		Senior Subordinated Term Debt (8.8%, Due 5/2014) (7)	2,011	1,720

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (8.5%, Due 10/2013) (7)	491	359
		Senior Subordinated Term Debt (11.8%, Due 4/2014) (7)	500	325

Greatwide Logistics Services, Inc.	Service - logistics and transportation	Senior Term Debt (non-accrual, Due 12/2013) (7) (10)	3,950	2,765
		Senior Subordinated Term Debt (non-accrual, Due 6/2014) (7) (10)	2,000	700

Harrington Holdings, Inc.	Service - healthcare products distribution	Senior Term Debt (6.0%, Due 1/2014) (7)	2,463	2,192
		Senior Subordinated Term Debt (9.7%, Due 1/2014) (7)	5,000	3,750

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (11.6%, Due 6/2011) (7)	8,000	7,600

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (6.2%, Due 11/2013) (7)	1,478	1,326
		Senior Subordinated Term Debt (9.2%, Due 5/2014) (7)	1,508	1,275

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (11.3%, Due 1/2012) (7)	7,189	5,570

RedPrairie Holding, Inc.	Service-design and develop supply chain software	Senior Term Debt (6.1%, Due 7/2012) (7)	4,412	4,014
		Senior Subordinated Term Debt (9.3%, Due 1/2013) (7)	3,000	2,550

RiskMetrics Group Holdings, LLC	Service - develop risk and wealth management solutions	Senior Term Debt (5.8%, Due 1/2014) (7)	1,936	1,812

United Maritime Group, LLC	Service-cargo transport	Senior Subordinated Term Debt (11.2%, Due 12/2013) (7)	1,000	950

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Term Debt (6.0%, Due 9/2013) (7)	2,451	2,212
		Senior Subordinated Term Debt (9.5%, Due 3/2014) (7)	2,267	1,980

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (5.3%, Due 2/2013) (7)	1,910	1,595
		Senior Subordinated Term Debt (8.8%, Due 2/2014) (7)	2,000	1,600

Subtotal - Syndicated loans			77,152	66,337

Total Non-Control/Non-Affiliate Investments			$448,356	$407,153

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $700 available (8.7%, Due 10/2009) (11) (12)	$742	$—
		Common Stock (8)	424	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $500 available (10.0%, 5/2009) (12)	75	—
		Line of Credit, $3,000 available (non-accrual, Due 6/2009) (10) (12)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011) (10) (12)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (10) (12)	2,750	—
		Common Stock Warrants (8)	1	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10)	90	90
		Line of credit, $450 available (non-accrual, Due 3/2010) (10)	450	450
		Common Stock (8)	2,470	240

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,000 available (10%, Due 8/2009) (12)	69	—
		Preferred Stock (8)	1,584	—
		Common Stock (8)	1	—

Total Control Investments			$12,514	$780

Total Investments			$460,870	$407,933

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents interest rates in effect at September 30, 2008 and due date represents the contractual maturity date.
(3)	Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
(4)	Last Out Tranche of senior debt, meaning if the company is liquidated then the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.
(5)	Investment valued at cost due to recent acquisition.
(6)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(7)	Marketable securities, such as syndicated loans, are valued based on the indicative bid price, as of September 30, 2008, from the respective originating syndication agent’s trading desk.
(8)	Security is non-income producing.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
INVESTMENT INCOME
Interest income — Non-Control/Non-Affiliate investments	$10,329	$11,108	$21,990	$22,233
Interest income — Control investments	482	16	502	30
Interest income — Cash	1	103	11	247
Interest income — Notes receivable from employees (Refer to Note 4)	117	118	235	236
Prepayment fees and other income	—	5	—	5
Total investment income	10,929	11,350	22,738	22,751

EXPENSES
Interest expense	2,016	1,855	4,478	4,211
Loan servicing fee (Refer to Note 4)	1,526	1,562	3,149	2,943
Base management fee (Refer to Note 4)	484	557	917	1,134
Incentive fee (Refer to Note 4)	1,089	1,288	2,265	2,749
Administration fee (Refer to Note 4)	211	240	438	452
Professional fees	205	410	518	539
Amortization of deferred financing fees	726	184	1,446	258
Stockholder related costs	196	138	284	258
Directors fees	48	57	97	111
Insurance expense	65	59	122	113
Other expenses	74	95	140	161
Expenses before credit from Adviser	6,640	6,445	13,854	12,929
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(1,266)	(1,537)	(2,553)	(3,923)
Total expenses net of credit to base management and incentive fees	5,374	4,908	11,301	9,006

NET INVESTMENT INCOME	5,555	6,442	11,437	13,745

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DERIVATIVE:
Net realized loss on investments	(2,000)	—	(3,731)	—
Realized (loss) gain on settlement of derivative	(304)	1	(304)	7
Unrealized appreciation (depreciation) on derivative	304	(2)	304	(12)
Net unrealized appreciation (depreciation) on investments	6,725	(18,345)	(6,528)	(23,744)
Net gain (loss) on investments	4,725	(18,346)	(10,259)	(23,749)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$10,280	$(11,904)	$1,178	$(10,004)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.48	$(0.61)	$0.05	$(0.55)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,087,574	19,670,333	21,087,574	18,312,018

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2009	2008
Operations:
Net investment income	$11,437	$13,745
Net realized loss on investments	(3,731)	—
Realized (loss) gain on settlement of derivative	(304)	7
Unrealized appreciation (depreciation) on derivative	304	(12)
Net unrealized depreciation on investments	(6,528)	(23,744)
Net increase (decrease) in net assets from operations	1,178	(10,004)

Capital transactions:
Issuance of common stock under shelf offering	—	106,226
Shelf offering costs	(3)	(715)
Distributions to stockholders	(17,714)	(15,666)
Repayment of principal on employee notes	4	49
Net (decrease) increase in net assets from capital transactions	(17,713)	89,894

Total (decrease) increase in net assets	(16,535)	79,890
Net assets at beginning of year	271,748	220,959
Net assets at end of period	$255,213	$300,849

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,178	$(10,004)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(17,129)	(93,824)
Principal repayments on investments	27,980	7,047
Proceeds from sale of investments	2,212	—
Net amortization of premiums and discounts	(109)	167
Increase in investment balance due to payment in kind interest	(377)	(26)
Net realized loss on investments	3,731	—
Amortization of deferred financing fees	1,445	258
Realized loss on settlement of derivative	304	—
Unrealized (appreciation) depreciation on derivative	(304)	12
Change in net unrealized depreciation on investments	6,528	23,744
Decrease (increase) in interest receivable	89	(876)
(Increase) decrease in funds due from custodian	(5,588)	160
Decrease in prepaid assets	57	57
(Increase) decrease in other assets	(317)	83
Increase in accounts payable	—	11
Decrease in interest payable	(166)	(220)
(Decrease) increase in accrued expenses and deferred liabilities	(33)	207
Increase (decrease) in fees due to affiliate (Refer to Note 4)	235	(16)
(Decrease) increase in administration fee due to Gladstone Administration (Refer to Note 4)	(37)	3
(Decrease) increase in funds held in escrow	(113)	224
Net cash provided by (used in) operating activities	19,586	(72,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of U.S. Treasury Bill	—	2,484
Net cash provided by investing activities	—	2,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	—	106,226
Shelf offering costs	(3)	(715)
Borrowings from the line of credit	39,300	95,900
Repayments on the line of credit	(36,960)	(116,881)
Distributions paid	(17,714)	(15,666)
Receipt of principal on notes receivable — employees (Refer to Note 4)	4	49
Deferred financing fees	(177)	(327)
Net cash (used in) provided by financing activities	(15,550)	68,586

NET INCREASE (DECREASE) IN CASH	4,036	(1,923)
CASH, BEGINNING OF PERIOD	6,493	8,839
CASH, END OF PERIOD	$10,529	$6,916

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Per Share Data (1)
Net asset value at beginning of period	$12.04	$15.08	$12.89	$14.97
Income from investment operations:
Net investment income (2)	0.26	0.33	0.54	0.75
Net realized loss on investments (2)	(0.09)	—	(0.18)	—
Realized loss on settlement of derivative (2)	(0.01)	—	(0.01)	—
Unrealized appreciation on derivative (2)	0.01	—	0.01	—
Net unrealized appreciation (depreciation) on investments (2)	0.31	(0.94)	(0.31)	(1.30)
Total from investment operations	0.48	(0.61)	0.05	(0.55)

Distributions to stockholders (3)	(0.42)	(0.42)	(0.84)	(0.84)
Issuance of common stock under shelf offering	—	0.24	—	0.73
Offering costs	—	(0.02)	—	(0.04)
Net asset value at end of period	$12.10	$14.27	$12.10	$14.27

Per share market value at beginning of period	$8.09	$17.01	$15.24	$19.52
Per share market value at end of period	$6.26	$18.71	$6.26	18.71
Total return (4)(5)	(17.93)%	12.69%	(54.11)%	0.45%
Shares outstanding at end of period	21,087,574	21,087,574	21,087,574	21,087,574

Statement of Assets and Liabilities Data:
Net assets at end of period	$255,213	$300,849	$255,213	$300,849
Average net assets (6)	$249,526	$293,158	$255,763	$279,259
Senior Securities Data:
Borrowings under line of credit	$153,370	$123,459	$153,370	$123,459
Asset coverage ratio (7)(8)	266%	344%	266%	344%
Asset coverage per unit (8)	$2,664	$3,437	$2,664	$3,437
Ratios/Supplemental Data:
Ratio of expenses to average net assets —annualized (9)	10.64%	8.79%	10.83%	9.26%
Ratio of net expenses to average net assets —annualized (10)	8.61%	6.70%	8.84%	6.45%
Ratio of net investment income to average net assets —annualized	8.91%	8.79%	8.94%	9.84%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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

MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATFD)

(UNAUDITED)

NOTE 1.  ORGANIZATION

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC “) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objectives are to achieve a high level of current income by investing in debt and equity securities of established private businesses.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of holding the Company’s portfolio of loan investments.  Gladstone Capital Advisers, Inc. is also a wholly-owned subsidiary of the Company, which was established on December 30, 2003.

Gladstone SBIC, LP (“Gladstone SBIC”) and Gladstone SBIC GP, LLC, the general partner of Gladstone SBIC, were established on December 4, 2008 as wholly-owned subsidiaries of the Company for the purpose of applying for and holding a license to enable the Company, through Gladstone SBIC, to make investments in accordance with the United States Small Business Administration guidelines for small business investment companies.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on December 2, 2008.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Investment Valuation Policy

The Company carries its investments at market value to the extent that market quotations are readily available and reliable, and otherwise at fair value, as determined in good faith by its Board of Directors.  In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”).  The Policy is approved by the Company’s Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments.  When these specific third-party appraisals are engaged or accepted, the Company uses such appraisals to value the investment the Company has in that business if it was determined that the appraisals were the best estimate of fair value.

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

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted price.  In valuing these assets, the Company assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quote prices are reliable.  If the Company concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by Financial Accounting Standards Board (“FASB”) Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.

The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and/or equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities.

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

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: The Company values Non-Public Debt Securities and/or equity or equity-like securities (e.g. preferred equity, equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.  If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE or, if that is unavailable, a DCF valuation technique.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due and/or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company.  At March 31, 2009, two Non-Control/Non-Affiliate investments and one Control investment were on non-accrual with an aggregate cost basis of approximately $10.7 million or 2.4% of the cost basis of all investments in the Company’s portfolio.  At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with a cost basis of approximately $13.1 million at September 30, 2008, or 2.8% of the cost basis of all loans in the Company’s portfolio.  Conditional interest, or a success fee, is recorded upon full repayment of a loan investment.

Paid in Kind Interest

The Company has a loan in its portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK interest income of $13 and $31 for the three and six months ended March 31, 2009, respectively, as compared to $16 and $30 for the three and six months ended March 31, 2008, respectively, from investments on the accompanying condensed consolidated statements of operations.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2”), which was issued to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key imports used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type.  FSP No. 115-2 amends Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to require that entities identify major security classes consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in SFAS No. 115. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for an asset or liability has significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 amends SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value together with any changes in valuation techniques and related inputs during the period.  FSP No.

157-4 also requires reporting entities to define major categories for both debt and equity securities to be major security types as described in paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  This requires entities to provide disclosures on a more disaggregated basis than previously had been required under SFAS No. 157.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No. 157-3  clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and is not representative of fair value in an orderly transaction.  FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, FSP No. 157-3 provides guidance on the level of reliability of broker quotes or pricing services when measuring fair value in a non- active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. The Company adopted this pronouncement during the six months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this pronouncement did not have a material impact on the reporting of its derivatives.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008.  The Company is required to adopt SFAS No. 141 (R) on October 1, 2009 and is currently evaluating the impact of this pronouncement on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  Among other requirements, SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 on October 1, 2008.  Based upon its review, the Company elected not to adopt SFAS No. 159 for financial liabilities that were in its portfolio as of September 30, 2008.  However, the Company may elect to apply SFAS No. 159 to future financial liabilities. The impact on its financials from the potential application of SFAS No. 159 to a future liability would depend upon the attributes of the specific financial liability.  The Company’s adoption of SFAS No. 159 had no material impact on its condensed consolidated financial statements as of March 31, 2009.

NOTE 3. INVESTMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.  157”), which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS No. 157 on October 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the condensed consolidated financial statements as of and for the six months ended March 31, 2009.  In part, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•                  Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•                  Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•                  Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.

At March 31, 2009, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by SFAS No. 157:

	As of March 31, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$369,595	$369,595
Control investments	—	—	15,502	15,502
Total investments at fair value	$—	$—	$385,097	$385,097

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the six-month period from September 30, 2008 to March 31, 2009, and for the three-month period from December 31, 2008 to March 31, 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Derivative	Total
Six months ended March 31, 2009:
Fair value at September 30, 2008	$407,153	$780	$—	$407,933
Realized losses (a)	(3,731)	—	(304)	(4,035)
Reversal of prior period depreciation on realization (b)	3,145	—	304	3,449
Unrealized appreciation (depreciation) (b)	(12,387)	2,714	—	(9,673)
New investments, repayments, and settlements, net (c)	(24,585)	12,008	—	(12,577)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2009	$369,595	$15,502	$—	$385,097

Three months ended March 31, 2009:
Fair value at December 31, 2008	$384,012	$566	$—	$384,578
Realized losses (a)	(2,000)	—	(304)	(2,304)
Reversal of prior period depreciation on realization (b)	1,960	—	304	2,264
Unrealized appreciation (b)	1,239	3,526	—	4,765
New investments, repayments, and settlements, net (c)	(15,616)	11,410	—	(4,206)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2009	$369,595	$15,502	$—	$385,097

(a)          Included in net realized loss on investments and realized (loss) gain on settlement of derivative on the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2009.

(b)         Included in unrealized appreciation (depreciation) on investments on the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2009.

(c)          Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

At March 31, 2009 and September 30, 2008, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $369.6 million and $407.2 million, at fair value, respectively.

Control Investments

At March 31, 2009 and September 30, 2008, the Company held Control investments in the aggregate of approximately $15.5 million and $0.8 million at fair value, respectively.  At March 31, 2009, the Control investments were comprised of BERTL, Inc. (“BERTL”), Lindmark Acquisition, LLC (“Lindmark”), LYP Holdings Corp. (“LYP Holdings”), U.S. Healthcare Communications, Inc. (“U.S. Healthcare”) and Western Directories, Inc. (“Western Directories”).

•                  BERTL: The Company originally purchased a past due debt instrument in MCA Communications, LLC, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL’s obligations under the debt instrument on September 28, 2007.  BERTL is a web-based evaluator of digital imaging products.

•                  Lindmark: On March 18, 2009, the Company acquired from the previous owner certain assets of Lindmark Outdoor Advertising, LLC, consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, Lindmark, and intends to continue the business under its control.  Lindmark is a billboard advertising company.

•                  LYP Holdings: On July 2, 2008, the Company acquired from the previous owner certain assets of LocalTel, Inc, consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, LYP Holdings, and intends to continue the business under its control.  LYP Holdings is a publisher of community yellow page directories.

•                  U.S. Healthcare: The Company offered at public sale certain assets of U.S Healthcare Communications, LLC on January 30, 2008, consisting generally of all fixtures of tangible and intangible personal property.  The Company acquired these assets in the sale through a newly formed subsidiary, U.S. Healthcare, and intends to continue the business under its control.  U.S. Healthcare is a service-magazine operator.

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

Investment Concentrations

At March 31, 2009, the Company had aggregate investments in 60 portfolio companies, and approximately 64.7% of the aggregate fair value was senior debt, approximately 34.7% was senior subordinated debt, no investments were in junior subordinated debt, and approximately 0.6% was in equity securities.  The following table outlines the Company’s investments by type at March 31, 2009 and September 30, 2008:

	March 31, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$282,733	$248,966	$297,910	$265,297
Senior Subordinated Term Debt	156,797	133,632	157,927	140,676
Preferred Equity Securities	1,584	—	1,584	—
Common Equity Securities	3,449	2,499	3,449	1,960
Total Investments	$444,563	$385,097	$460,870	$407,933

Investments at fair value consisted of the following industry classifications as of March 31, 2009 and September 30, 2008:

	March 31, 2009			September 30, 2008
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$3,616	0.9%	1.4%	$4,192	1.0%	1.6%
Automobile	4,414	1.1%	1.7%	5,055	1.2%	1.9%
Broadcast (TV & Radio)	51,885	13.5%	20.3%	52,336	12.8%	19.2%
Buildings and Real Estate	13,699	3.5%	5.4%	13,519	3.3%	5.0%
Cargo Transport	10,291	2.7%	4.0%	15,805	3.9%	5.8%
Chemicals, Plastics & Rubber	15,621	4.1%	6.1%	16,375	4.0%	6.0%
Diversified/Conglomerate Manufacturing	2,676	0.7%	1.0%	3,195	0.8%	1.2%
Diversified Natural Resources, Precious Metals and Minerals	13,622	3.5%	5.3%	12,936	3.2%	4.8%
Electronics	34,959	9.1%	13.7%	35,208	8.6%	13.0%
Farming & Agriculture	9,947	2.6%	3.9%	10,031	2.5%	3.7%
Finance	1,762	0.5%	0.7%	1,812	0.4%	0.7%
Healthcare, Education & Childcare	74,869	19.4%	29.3%	76,642	18.8%	28.2%
Home & Office Furnishings	14,693	3.8%	5.8%	15,379	3.8%	5.7%
Leisure, Amusement, Movies & Entertainment	9,846	2.6%	3.9%	8,097	2.0%	3.0%
Machinery	9,376	2.4%	3.7%	9,834	2.4%	3.6%
Mining, Steel, Iron & Non-Precious Metals	24,091	6.3%	9.4%	25,095	6.2%	9.2%
Personal and Non-durable Consumer Products	7,858	2.0%	3.1%	9,703	2.4%	3.6%
Printing & Publishing	54,144	14.1%	21.2%	60,440	14.8%	22.2%
Retail Stores	22,337	5.8%	8.8%	22,800	5.6%	8.4%
Textiles & Leather	5,391	1.4%	2.1%	9,479	2.3%	3.5%
Total	$385,097	100.0%		$407,933	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2009 and September 30, 2008:

	March 31, 2009			September 30, 2008
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$196,393	51.0%	77.0%	$206,271	50.6%	69.4%
West	85,379	22.2%	33.5%	85,294	20.9%	29.0%
Southeast	45,445	11.8%	17.8%	49,374	12.1%	20.4%
Mid-Atlantic	39,303	10.2%	15.4%	50,807	12.4%	14.7%
Northeast	12,603	3.3%	4.9%	10,617	2.6%	4.3%
U.S. Territory	5,974	1.5%	2.3%	5,570	1.4%	1.9%
	$385,097	100.0%		$407,933	100.0%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining six months ending September 30:	2009	$17,296
For the fiscal year ending September 30:	2010	42,544
	2011	99,211
	2012	100,300
	2013	140,070
	2014	35,026
	Thereafter	6,851
	Total Contractual Repayments	$441,298
	Investments in Equity Securities	5,033
	Unamortized premiums, discounts and investment acquisition costs on debt securities	(1,768)
	Total	$444,563

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser, who at the time of the loans were joint employees of the Company and either the Adviser or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three and six months ended March 31, 2009 or March 31, 2008. The Company received $4 and $49 of principal repayments during the six months ended March 31, 2009 and March 31, 2008, respectively.  The Company recognized interest income from all employee stock option loans of $117 and $235 for the three and six months ended March 31, 2009, respectively, and $118 and $236 for the three and six months ended March 31, 2008, respectively.

Investment Advisory and Management Agreement

The Company is externally managed by the Adviser, which is controlled by its chairman and chief executive officer, under a contractual investment advisory agreement.  On October 1, 2006, the Company entered into the investment advisory agreement (the “Advisory Agreement”).

Terms of the Advisory Agreement

Under the Advisory Agreement, the Company pays the Adviser an annual base management fee of 2% of its average gross assets, which is defined as total assets less uninvested cash and cash equivalents resulting from borrowings calculated as of the end of the two most recently completed fiscal quarters.  The Advisory Agreement also includes a two-part incentive fee.

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

The Adviser’s board of directors voluntarily and irrevocably waived, for the three and six months ended March 31, 2009 and March 31, 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also irrevocably waived the entire incentive fee due for the three and six months ended March 31, 2009 and March 31, 2008.

In addition to the base management and incentive fees under the Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies are credited against the investment advisory fee.  For the three and six months ended March 31, 2009 and March 31, 2008, 50% of certain of the fees received by the Adviser were voluntarily and irrevocably credited against the base management fee.  The Company will continue to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors’ and officers’ insurance under the Advisory Agreement.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying condensed consolidated statement of operations:

	Three months ended		Six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Base management fee	$484	$557	$917	$1,134
Credit for fees received by Adviser from the portfolio companies	(80)	(150)	(85)	(972)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(97)	(99)	(203)	(202)
Net base management fee	$307	$308	$629	$(40)

Incentive fee	$1,089	$1,288	$2,265	$2,749
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,089)	(1,288)	(2,265)	(2,749)
Net incentive fee	$—	$—	$—	$—

Credit for fees received by Adviser from the portfolio companies	$(80)	$(150)	$(85)	$(972)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(97)	(99)	(203)	(202)
Incentive fee credit	(1,089)	(1,288)	(2,265)	(2,749)
Credit to base management and incentive fees from Adviser	$(1,266)	$(1,537)	$(2,553)	$(3,923)

Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Amounts included in the Due to Adviser in the accompanying condensed consolidated statements of assets and liabilities were as follows:

	March 31, 2009	September 30, 2008
Unpaid base management fee to Adviser	$307	$83
Unpaid expenses Adviser paid on behalf of the Company	16	—
Unpaid loan servicing fees to Adviser	368	374
Total Due to Adviser	$691	$457

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2% base management fee under the Advisory Agreement.  Effective in April 2006, the Adviser’s board of directors voluntarily reduced the annual servicing fee rate on the senior syndicated loans to 0.5%. For the three and six months ended March 31, 2009 and 2008, these loan servicing fees totaled $1,526 and $3,149, and $1,562 and $2,943, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee which is presented as the line item Base management fee in the accompanying condensed consolidated statements of operations.  Under the Advisory Agreement, the Adviser has also provided and continues to provide managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance services.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer and their respective staffs.  The Company recorded an administration fee of $211 and $240, for the three months ended March 31, 2009 and 2008, respectively, and $438 and $452, for the six months ended March 31, 2009 and 2008, respectively.  At March 31, 2009 and September 30, 2008, the Company owed $211 and $247, respectively, of unpaid administration fees to the Adviser, which is recorded in the Fee due to Administrator in the accompanying condensed consolidated statements of assets and liabilities.

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

NOTE 5. LINE OF CREDIT

Through Business Loan, the Company has a revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent, pursuant to which Business Loan pledges the loans it holds to secure future advances by certain institutional lenders. The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate, which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period.  Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances.  The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate, plus 1.0%.  In February 2008, the Company increased the DB Facility from $220 million to $250 million, and in April 2008, the Company increased the DB Facility to $300 million and added Branch Banking and Trust Company (“BB&T”) as a committed lender.  In June 2008, the Company renewed the DB Facility, which matures on May 21, 2009.  The fees incurred for the above amendments are recorded in deferred financing fees in the accompanying condensed consolidated statements of assets and liabilities.

As of March 31, 2009, the outstanding principal balance under the DB Facility was approximately $153,370 at a stated interest rate of approximately 2.03%, plus a 2.50% program fee.  The Company is also charged an unused commitment fee of 0.75% per annum.  Available borrowings are subject to various constraints imposed under the credit agreement, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2009, the remaining borrowing capacity available under the DB Facility was $146,630.  The weighted average borrowings outstanding under the DB Facility for the six months ended March 31, 2009 and 2008 were $145,855 and $142,790, respectively, at a weighted average annual interest cost of 8.12% and 6.26%, respectively, which was computed by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies. The DB Facility also restricts some of the terms and provisions (including terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2009, Business Loan was in compliance with all of the DB Facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon Corp. as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to the Company.  At March 31, 2009 and September 30, 2008, the amount due from custodian was $10,132 and $4,544, respectively.

The Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the DB Facility.  The performance guaranty requires that the Company maintain a minimum net worth of $100 million and 75% of equity issuances after May 2003 and maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2009, the Company was in compliance with all covenants under the performance guaranty.  However, continued compliance with these covenants depends on many factors, some of which are beyond the Company’s control.  In particular, depreciation in the valuation of the Company’s assets, which valuation is subject to changing market conditions which are presently very volatile, affects the Company’s ability to comply with these covenants.

Availability under the DB Facility will terminate on May 21, 2009.  If the DB Facility is not renewed or extended by this date, all principal and interest will be immediately due and payable within one year of the maturity date.  There can be no guarantee that the Company will be able to renew, extend or replace the DB Facility on terms that are favorable to the Company, or at all.  The Company’s ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the DB Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to the Company’s ability to fund investments or pay distributions to its stockholders.  If the Company is not able to renew, extend or refinance the DB Facility, this would likely have a material adverse effect on its liquidity and ability to fund new investments or pay distributions to its stockholders.  The Company’s inability to pay distributions could result in it failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates.  If the Company is unable to secure replacement financing, it may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of the most recent balance sheet date, which would have a material adverse effect on the results of operations.  In addition to selling assets, or as an alternative, the Company may issue equity in order to repay amounts outstanding under the DB Facility.  Based on the recent trading prices of the stock, such an equity offering may have a substantial dilutive impact on the Company’s existing stockholders’ interest in its earnings and assets and voting interest in the Company.  Effective April 14, 2009, the Company exercised its right to reduce the amount available under the DB Facility from $300 million to $162 million.  See further discussion in Note 11. Subsequent Events.

NOTE 6. INTEREST RATE CAP AGREEMENT

Pursuant to the DB Facility, the Company had an interest rate cap agreement, with an initial notional amount of $35.0 million at a cost of $304 that effectively limited the interest rate on a portion of the borrowings under the line of credit.  The interest rate cap agreement expired in February 2009.

At September 30, 2008, the interest rate cap agreement had a nominal fair market value, which is recorded in other assets on the Company’s consolidated statement of assets and liabilities.  The Company recorded changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The agreement provided that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings would be capped at 5% when the LIBOR rate was in excess of 5%.  During the three and six months ended March 31, 2009, the Company recorded $304 of loss from the interest rate cap agreement, recorded as a realized loss on the settlement of derivative on the Company’s consolidated statements of operations.  During the three and six months ended March 31, 2008, the Company recorded $1 and $7 of income from the interest rate cap agreement, recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.

NOTE 7. COMMON STOCK TRANSACTIONS

Transactions in common stock were as follows:

	Shares	Total Value
Balance at September 30, 2008	21,087,574	$334,164
Shelf offering costs	—	(3)
Balance at March 31, 2009	21,087,574	$334,161

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per common share resulting from operations per share for the three and six months ended March 31, 2009 and 2008:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$10,280	$(11,904)	$1,178	$(10,004)

Denominator for basic and diluted shares	21,087,574	19,670,333	21,087,574	18,312,018
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.48	$(0.61)	$0.05	$(0.55)

NOTE 9. DISTRIBUTIONS

Distributions

The following table lists the per share distributions paid for the three and six months ended March 31, 2009 and 2008:

Fiscal Year	Record Date	Payment Date	Distribution per Share
2009	March 23, 2009	March 30, 2009	$0.14
	February 19, 2009	February 27, 2009	$0.14
	January 22, 2009	January 31, 2009	$0.14
	December 22, 2008	December 31, 2008	$0.14
	November 19, 2008	November 28, 2008	$0.14
	October 23, 2008	October 31, 2008	$0.14
		Total	$0.84

2008	March 21, 2008	March 31, 2008	$0.14
	February 21, 2008	February 29, 2008	$0.14
	January 23, 2008	January 31, 2008	$0.14
	December 20, 2007	December 31, 2007	$0.14
	November 21, 2007	November 30, 2007	$0.14
	October 23, 2007	October 31, 2007	$0.14
		Total	$0.84

Aggregate distributions declared and paid for the six months ended March 31, 2009 and 2008 were approximately $17.7 million and $15.7 million, respectively.  All distributions were declared based on estimates of net investment income for the respective fiscal years, and some of the distributions include a return of capital.

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

Section 19(a) Disclosure

The Company’s Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act.  On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also sends to its registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income.  The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the books and records of the Company are finalized for the calendar year.  Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount.  Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended March 31, 2009:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
March 31, 2009	$0.104	$0.036	$0.140
February 28, 2009	0.105	0.035	0.140
January 31, 2009	0.105	0.035	0.140

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital.  Subsequent to the quarter ended March 31, 2009, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
March 31, 2009	$0.099	$0.041	$0.140
February 28, 2009	0.071	0.069	0.140
January 31, 2009	0.095	0.045	0.140

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
April 30, 2009	$0.070	$—	$0.070

NOTE 10. COMMITMENT AND CONTINGENCIES

At March 31, 2009, the Company was not party to any signed term sheets for potential investments.

NOTE 11. SUBSEQUENT EVENTS

Distributions

In April 2009, the Company’s Board of Directors declared the following monthly cash distribution:

Record Date	Payment Date	Distribution per Share
April 27, 2009	May 8, 2009	$0.070

Investment Activity

Subsequent to March 31, 2009, the Company extended approximately $4.7 million of revolver draws and additional investments to existing portfolio companies.  The Company also received approximately $31.3 million from scheduled and unscheduled loan repayments and syndicated loan sales.

The Company entered into agreements to sell 13 of the 24 syndicated loans that were held in its portfolio of investments at March 31, 2009 to various investors in the syndicated loan market.  The loans had an aggregate cost value of approximately $30.4 million, or 7% of the cost value of the Company’s total investments, and an aggregate fair market value of approximately $22.5 million, or 6% of the fair market value of the Company’s total investments, at March 31, 2009.  As of May 5, 2009, the Company has closed the sales of all of these loans for an aggregate of $22.5 million in net proceeds.  The Company used the proceeds of these sales and of the refinancings of certain proprietary investments to pay down the DB Facility.  Accordingly, these loans are included in the Company’s condensed consolidated assets as of March 31, 2009 and the loans are valued at their respective sale prices.

The syndicated loan sales are shown below:

1	Bresnan Communications, LLC - Senior Term Debt
2	Bresnan Communications, LLC - Senior Subordinated Term Debt
3	CHG Companies, Inc. - Letter of Credit
4	CHG Companies, Inc. - Senior Term Debt
5	Emdeon Business Services, Inc. - Senior Term Debt
6	Emdeon Business Services, Inc. - Senior Subordinated Term Debt
7	GTM Holdings, Inc. - Senior Term Debt
8	Harrington Holdings, Inc. - Senior Term Debt
9	Harrington Holdings, Inc. - Senior Subordinated Term Debt
10	RedPrairie Holding, Inc. - Senior Term Debt
11	RedPrairie Holding, Inc. - Senior Subordinated Term Debt
12	RiskMetrics Group Holdings, LLC - Senior Term Debt
13	Wesco Holdings, Inc. — Senior Term Debt

Line of Credit

Effective April 14, 2009, the Company elected to exercise its right to reduce the amount available under the DB Facility from $300 million to $162 million.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended September 30, 2008.

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

Business Environment

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may also be susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the number of our non-performing assets are likely to increase and the fair market value of our portfolio is likely to decrease during these periods.  The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all.  Effective April 14, 2009, we exercised our right to reduce the amount available under the DB Facility from $300 million to $162 million, which was part of our process of attempting to secure new financing.  In addition, we entered into agreements to sell 13 of the 24 syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market.  The loans had an aggregate cost value of approximately $30.4 million, or 7% of the cost value of our total investments, and an aggregate fair market value of approximately $22.5 million, or 6% of the fair market value of our total investments, at March 31, 2009.  As of May 5, 2009, we closed the sales of all of these loans for an aggregate of $22.5 million in net proceeds.  The Company used the proceeds of these sales and of the refinancings of certain proprietary investments to pay down the DB Facility.  We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market instability persists or intensifies, we may experience difficulty in raising capital.

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  On April 17, 2009, the closing market price of our common stock was $6.23, which price represented a 49% discount to our March 31, 2009 net asset value (“NAV”) per share.  When our stock is trading below NAV, as it has consistently traded subsequent to September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.  At our annual meeting of stockholders held on February 19, 2009, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

The economic downturn may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility.  For the six months ended March 31, 2009, we recorded net unrealized depreciation on our portfolio of investments of $6.5 million, which was mainly attributable to the decrease in fair value of our portfolio.  We may see further decreases in the value of our portfolio, which will further limit our ability to borrow under our current credit facility.  Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth requirements which are affected by the decrease in value of our portfolio.  Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under the credit facility.

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

Use of Internally-Developed Discount Cash Flow Methodologies

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. The Financial Accounting Standards Board (“FASB”) Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market.  Under FSP 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or amongst market participants, or the prices are not current. The marketplace for which we obtain indicative bids for purposes of determining fair value for our syndicated loan investments have recently shown these attributes of illiquidity.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 157, our valuation procedures specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available. However, due to the market illiquidity and the lack of transactions during the six months ended March 31, 2009, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated loans were unreliable and alternative procedures would need to be performed until liquidity returns to the market place.  As such, we have valued the syndicated loans that were not sold subsequent to March 31, 2009 using a DCF method for the quarter ended March 31, 2009.  As of March 31, 2009, the portion of our investment portfolio that was valued using DCF was approximately $33.7 million, or 8.8% of the fair value of our total portfolio of investments.

Investment Highlights

During the six months ended March 31, 2009, we extended $17.1 million of investments to existing portfolio companies through revolver draws or the additions of new term notes.  During the six months ended March 31, 2009, 2 borrowers refinanced their loans for $7.8 million, 2 borrowers made unscheduled payoffs of $7.0 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $13.2 million, for total principal repayments of $28.0 million.   Since our initial public offering in August 2001, we have made 258 different loans to, or investments in, 126 companies for a total of approximately $948.4 million, before giving effect to principal repayments on investments and divestitures.

RESULTS OF OPERATIONS (dollar amounts in thousands, unless otherwise indicated)

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Investment Income

Investment income for the three months ended March 31, 2009 was $10,929, as compared to $11,350 for the three months ended March 31, 2008.

Interest income from our investments in debt securities of private companies was $10,811 for the three months ended March 31, 2009, as compared to $11,124 for the three months ended March 31, 2008.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments decreased $313, or 2.8%, during the three months ended March 31, 2009 compared to the prior year period.  This decrease was based on the overall reduction in the cost basis of our investments as well as the decrease in the weighted average yield on our portfolio.  The annualized weighted average yield on our portfolio was 9.7% for the three months ended March 31, 2009 as compared to 10.1% for the three months ended March 31, 2008.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR from the prior year, as well as three investments being on non-accrual during the three months ended March 31, 2009 (Badanco, CCS and U.S. Healthcare) whereas only two investments were on non-accrual during the three months ended March 31, 2008 (LYP Holdings and Western Directories).

Interest income from Non-Control/Non-Affiliate investments was $10,329 for the three months ended March 31, 2009, as compared to $11,108 for the comparable prior year period.  This decrease resulted from an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at March 31, 2009 compared to the prior year period, as well as a decrease in LIBOR due to the instability and tightening of the credit markets.  The success fees earned during the three months ended March 31, 2009 and 2008 were $21 and $0, respectively.   Success fees earned during the three months ended March 31, 2009 resulted from a refinancing by It’s Just Lunch.

Interest income from Control investments was $482 for the three months ended March 31, 2009, as compared to $16 in the comparable prior year period.  The increase is attributable to three additional Control investments held during the quarter ended March 31, 2009 (Lindmark, LYP Holdings and Western Directories) as compared to the prior year period.

The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Three months ended March 31, 2009

Company	Interest Income	% of Total
Sunshine Media	$824	7.6%
Reliable Biopharma	757	7.0%
Westlake Hardware	597	5.5%
Clinton Aluminum	465	4.3%
Vanta Core	416	3.8%
Subtotal	$3,059	28.3%
Other companies	7,752	71.7%
Total interest income	$10,811	100.0%

Three months ended March 31, 2008

Company	Interest Income	% of Total
Reliable Biopharma	$749	6.7%
Westlake Hardware	703	6.3%
Sunshine Media	693	6.2%
Clinton Aluminum	470	4.2%
GFRC Cladding	407	3.7%
Subtotal	$3,022	27.1%
Other companies	8,102	72.9%
Total interest income	$11,124	100.0%

Interest income from invested cash for the three months ended March 31, 2009 was $1, as compared to $103 for the three months ended March 31, 2008.  Interest income came from the following sources:

	Three months ended
	March 31, 2009	March 31, 2008
Interest earned on Gladstone Capital account (1)	$—	$7
Interest earned on Business Loan custodial account (2)	1	72
Interest earned on Gladstone Financial account (3)	—	24
Total interest income from invested cash	$1	$103

(1)

Interest earned on our Gladstone Capital account during the three months ended March 31, 2008 resulted from proceeds received from the equity offerings done during the three month period that were held in the account prior to being invested or used to pay down the line of credit.

(2)

Interest earned on our Business Loan custodial account during the three months ended March 31, 2008 resulted from large cash amounts held in the account prior to disbursement. During such three month period, we had $13.7 million of originations to new portfolio companies.

(3)	Interest earned on our Gladstone Financial account during the three months ended March 31, 2008 resulted from the U.S. Treasury bill that was held with an original maturity of six months.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the three months ended March 31, 2009 and March 31, 2008, was $117 and $118, respectively.

Prepayment fees and other income for the three months ended March 31, 2009 was $0 compared to $5 for the three months ended March 31, 2008.  The income for the prior period consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers to the base management and incentive fees, were $5,374 for the three months ended March 31, 2009, as compared to $4,908 for the three months ended March 31, 2008. Operating expenses for the three months ended March 31, 2009 reflected a significant increase in amortization of deferred financing fees incurred in connection with certain amendments to the DB Facility.

Interest expense for the three months ended March 31, 2009 was $2,016, as compared to $1,855 for the three months ended March 31, 2008.  This increase is primarily a result of increased borrowings under our line of credit during the three months ended March 31, 2009, which borrowings were partially used to finance our increased investments.

Loan servicing fees for the three months ended March 31, 2009 were $1,526, as compared to $1,562 for the three months ended March 31, 2008.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.

Base management fee for the three months ended March 31, 2009 was $484, as compared to $557 for the three months ended March 31, 2008.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the condensed consolidated financial statements, and is summarized in the table below:

	Three months ended
	March 31, 2009	March 31, 2008
Base management fee (1)	$484	$557
Credit for fees received by Adviser from the portfolio companies	(80)	(150)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum (2)	(97)	(99)
Net base management fee	$307	$308

(1)          Base management fee is net of loan servicing fees per the terms of the Amended Advisory Agreement.

(2)          The board of our Adviser voluntarily and irrevocably waived, for the three months ended March 31, 2009 and 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the three months ended March 31, 2009 was $1,089, as compared to $1,288 for the three months ended March 31, 2008.  The board of our Adviser waived the entire incentive fee for the three months ended March 31, 2009 and three months ended March 31, 2008.  The incentive fee and associated credits are summarized in the table below:

	Three months ended
	March 31, 2009	March 31, 2008
Incentive fee	$1,089	$1,288
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,089)	(1,288)
Net incentive fee	$—	$—

Administration fee for the three months ended March 31, 2009 was $211 as compared to $240 for the three months ended March 31, 2008. The slight decrease is due to a decrease of administration staff and related expenses.

Professional fees, consisting primarily of legal and audit fees, for the three months ended March 31, 2009 were $205, as compared to $410 for the three months ended March 31, 2008.  The decrease is due to legal fees incurred in connection with troubled loans in the prior period.

Amortization of deferred financing fees, in connection with our line of credit, was $726 for the three months ended March 31, 2009, as compared to $184 for the three months ended March 31, 2008.  The increase is due to the amortization of additional fees incurred with our line of credit.  In February 2008, we increased the DB Facility from $220 million to $250 million, and in April 2008, we increased the DB Facility to $300 million and added BB&T as a committed lender.  In June 2008, we renewed the DB Facility.  The fees incurred for the above amendments are recorded in deferred financing fees on our consolidated statement of assets and liabilities, and amortized over the life of the DB Facility.

Stockholder related costs for the three months ended March 31, 2009 were $196, as compared to $138 for the three months ended March 31, 2008.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, costs associated with the Securities and Exchange Commission (the “SEC”) filings, and the annual report printing and distribution costs.  The increase was primarily attributed to higher proxy solicitation fees.  At our annual meeting of stockholders held on February 19, 2009, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Directors’ fees for the three months ended March 31, 2009 and 2008 were $48 and $57, respectively, and consisted of amortization of their annual stipend and individual meeting fees.  The decrease was due to fewer committee meetings held in the current year period.

Insurance expense for the three months ended March 31, 2009 was $65, as compared to $59 for the three months ended March 31, 2008. The increase was primarily the result of an increase of our directors and officers insurance policy premiums.

Other expenses for the three months ended March 31, 2009 were $74, as compared to $95 for the three months ended March 31, 2008.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized Loss on Investments

During the three months ended March 31, 2009, we realized a net loss of $2,000 from writing off the remaining balance of the Greatwide second lien syndicated loan.  The original loan was for $4,000 and the first $2,000 was sold in August 2008, while the remaining $2,000 was written off in the March 2009 quarter.  There were no realized gains or losses in the three months ended March 31, 2008.

Realized (Loss) Gain on Settlement of Derivative

During the three months ended March 31, 2009, we realized a loss of $304 due to the expiration of the interest rate cap in February 2009.  We did not receive any interest rate cap agreement payments during that period.  During the three months ended March 31, 2008, we received interest rate cap agreement payments of $1 as a result of the one month LIBOR having a downward trend.  We receive payments when the one month LIBOR is over 5%.

Net Unrealized Appreciation (Depreciation) on Derivative

Net unrealized appreciation (depreciation) on derivative is the net change in the fair value of our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the three months ended March 31, 2009, we recorded unrealized appreciation on derivative of $304, which resulted from the reversal of previously recorded unrealized depreciation when the loss was realized during the March 2009 quarter (see discussion above).  For the three months ended March 31, 2008, we recorded unrealized depreciation of $2 due to a decrease in the fair market value of our interest rate cap agreement.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the three months ended March 31, 2009, we recorded net unrealized appreciation on investments of $6,725, as compared to unrealized depreciation of $18,345 for the prior year period.  The unrealized appreciation is mainly attributable to the net increase in fair value on our portfolio, most notably in the following:

•	Control investments	$3,526	(mostly notably Lindmark and LYP Holdings)
•	Non-Control investments	1,239	(most notably It’s Just Lunch)
•	Reversal of previously unrealized depreciation	1,960	(Greatwide second lien)
	Total	$6,725

Net Increase (Decrease) in Net Assets Resulting from Operations

Overall, we realized a net increase in net assets resulting from operations of $10,280 for the three months ended March 31, 2009.  Based on a weighted-average of 21,087,574 basic and diluted shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended March 31, 2009 was $0.48, basic and diluted.  For the three months ended March 31, 2008, we realized a net decrease in net assets resulting from operations of $(11,904).  Based on a weighted-average of 19,670,333 basic and diluted shares outstanding, our net decrease in net assets from operations per weighted-average common share for the three months ended March 31, 2008 was $(0.61) basic and diluted.

Comparison of the Six Months Ended March 31, 2009 to the Six Months Ended March 31, 2008

Investment Income

Investment income for the six months ended March 31, 2009 was $22,738, as compared to $22,751 for the six months ended March 31, 2008.

Interest income from our investments in debt securities of private companies was $22,492 for the six months ended March 31, 2009, as compared to $22,263 for the six months ended March 31, 2008.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments increased $229, or 1.0%, during the six months ended March 31, 2009 compared to the prior year period.  This increase was based on the growth in interest income from our Control investments, offset by the decrease in the weighted average yield on our portfolio.  The annualized weighted average yield on our portfolio was 10.0% for the six months ended March 31, 2009 as compared to 10.6% for the six months ended March 31, 2008.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR from the prior year, as well as three investments being on non-accrual during the six months ended March 31, 2009 (Badanco, CCS and U.S. Healthcare) whereas two investments were on non-accrual during the three months ended March 31, 2008 (LYP Holdings and Western Directories).

Interest income from Non-Control/Non-Affiliate investments was $21,990 for the six months ended March 31, 2009, as compared to $22,233 for the comparable prior year period.  This decrease resulted from an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at March 31, 2009 compared to the prior year period, as well as a decrease in LIBOR due to the instability and tightening of the credit markets.  The success fees earned during the six months ended March 31, 2009 and 2008 were $21 and $346, respectively.  Success fees earned during the six months ended March 31, 2009 resulted from a refinancing by It’s Just Lunch.  Success fees earned during the six months ended March 31, 2008 resulted from a refinancing by Westlake Hardware.

Interest income from Control investments was $502 for the six months ended March 31, 2009, as compared to $30 in the comparable prior year period.  The increase is attributable to three additional Control investments held during the six months ended March 31, 2009 (Lindmark, LYP Holdings and Western Directories) as compared to the prior year period.

The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Six months ended March 31, 2009

Company	Interest Income	% of Total
Sunshine Media	$1,667	7.4%
Reliable Biopharma	1,530	6.8%
Westlake Hardware	1,213	5.4%
Clinton Aluminum	940	4.2%
Vanta Core	857	3.8%
Subtotal	6,207	27.6%
Other companies	16,285	72.4%
Total interest income	22,492	100.0%

Six months ended March 31, 2008

Company	Interest Income	% of Total
Sunshine Media	$1,403	6.3%
Westlake Hardware	1,378	6.2%
Reliable Biopharma	1,332	6.0%
Clinton Aluminum	957	4.3%
Winchester Electronics	700	3.1%
Subtotal	$5,770	25.9%
Other companies	16,493	74.1%
Total interest income	$22,263	100.0%

Interest income from invested cash for the six months ended March 31, 2009 was $11, as compared to $247 for the six months ended March 31, 2008.  Interest income came from the following sources:

	Six months ended
	March 31, 2009	March 31, 2008
Interest earned on Gladstone Capital account (1)	$—	$50
Interest earned on Business Loan custodial account (2)	10	142
Interest earned on Gladstone Financial account (3)	1	55
Total interest income from invested cash	$11	$247

(1)

Interest earned on our Gladstone Capital account during the six months ended March 31, 2008 resulted from proceeds received from the equity offerings done during the six month period that were held in the account prior to being invested or used to pay down the line of credit.

(2)

Interest earned on our Business Loan custodial account during the six months ended March 31, 2008 resulted from large cash amounts held in the account prior to disbursement. During such six month period, we had $71.7 million of originations to new portfolio companies.

(3)	Interest earned on our Gladstone Financial account during the six months ended March 31, 2008 resulted from the U.S. Treasury bill that was held with an original maturity of six months.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the six months ended March 31, 2009 and March 31, 2008, was $235 and $236, respectively.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers to the base management and incentive fees, were $11,301 for the six months ended March 31, 2009, as compared to $9,006 for the six months ended March 31, 2008. Operating expenses for the six months ended March 31, 2009 reflected an increase in loan servicing fees and a significant increase in amortization of deferred financing fees incurred in connection with certain amendments to the DB Facility .

Interest expense for the six months ended March 31, 2009 was $4,478, as compared to $4,211 for the six months ended March 31, 2008.  This increase is primarily a result of increased borrowings under our line of credit during the three months ended March 31, 2009, which borrowings were partially used to finance our increased investments.

Loan servicing fees for the six months ended March 31, 2009 were $3,149, as compared to $2,943 for the six months ended March 31, 2008.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.

Base management fee for the six months ended March 31, 2009 was $917, as compared to $1,134 for the six months ended March 31, 2008.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the condensed consolidated financial statements, and is summarized in the table below:

	Six months ended
	March 31, 2009	March 31, 2008
Base management fee (1)	$917	$1,134
Credit for fees received by Adviser from the portfolio companies	(85)	(972)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(203)	(202)
Net base management fee	$629	$(40)

(1)          Base management fee is net of loan servicing fees per the terms of the Amended Advisory Agreement.

(2)          The board of our Adviser voluntarily and irrevocably waived, for the six months ended March 31, 2009 and 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the six months ended March 31, 2009 was $2,265, as compared to $2,749 for the six months ended March 31, 2008.  The board of our Adviser waived the entire incentive fee for the six months ended March 31, 2009 and March 31, 2008.  The incentive fee and associated credits are summarized in the table below:

	Six months ended
	March 31, 2009	March 31, 2008
Incentive fee	$2,265	$2,749
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(2,265)	(2,749)
Net incentive fee	$—	$—

Administration fee for the six months ended March 31, 2009 was $438 as compared to $452 for the six months ended March 31, 2008. The slight decrease is due to a decrease of administration staff and related expenses.

Professional fees, consisting primarily of legal and audit fees, for the six months ended March 31, 2009 were $518, as compared to $539 for the six months ended March 31, 2008.  The decrease is due to legal fees incurred in connection with troubled loans in the prior period.

Amortization of deferred financing fees, in connection with our line of credit, was $1,446 for the six months ended March 31, 2009, as compared to $258 for the six months ended March 31, 2008.  The increase is due to the amortization of additional fees incurred with our line of credit.  In February 2008, we increased the DB Facility from $220 million to $250 million and in April 2008, increased the DB Facility to $300 million and added BB&T as a committed lender.  In June 2008, we renewed the DB Facility.  The fees incurred for the above amendments are recorded in deferred financing fees on our consolidated statement of assets and liabilities, and amortized over the life of the DB Facility.

Stockholder related costs for the six months ended March 31, 2009 were $284, as compared to $258 for the six months ended March 31, 2008.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, costs associated with SEC filings, and the annual report printing and distribution costs.  The increase was primarily attributed to higher proxy solicitation fees.  At our annual meeting of stockholders held on February 19, 2009, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Directors’ fees for the six months ended March 31, 2009 and 2008 were $97 and $111 respectively, and consisted of amortization of their annual stipend and individual meeting fees.  The decrease is due to fewer committee meetings held in the current year period.

Insurance expense for the six months ended March 31, 2009 was $122, as compared to $113 for the six months ended March 31, 2008. The increase was primarily the result of an increase of our directors’ and officers’ insurance policy premiums.

Other expenses for the six months ended March 31, 2009 were $140, as compared to $161 for the six months ended March 31, 2008.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized Loss on Investments

During the six months ended March 31, 2009, we realized a net loss of $3,731, which consisted of $2,000 from the write-off of a portion of the Greatwide second lien syndicated loan, $1,758 loss from the sale of the Greatwide second lien syndicated loan, offset by a $27 gain from the Country Road payoff.  There were no realized gains or losses in the six months ended March 31, 2008.

Realized (Loss) Gain on Settlement of Derivative

During the six months ended March 31, 2009, we realized a loss of $304 due to the expiration of the interest rate cap in February 2009.  We did not receive any interest rate cap agreement payments during that period.  During the six months ended March 31, 2008, we received interest rate cap agreement payments of $7 as a result of the one month LIBOR having a downward trend.  We receive payments when the one month LIBOR is over 5%.

Net Unrealized Appreciation (Depreciation) on Derivative

Net unrealized appreciation (depreciation) on derivative is the net change in the fair value of our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the six months ended March 31, 2009, we recorded unrealized appreciation on derivative of $304, which resulted from the reversal of previously recorded unrealized depreciation when the loss was realized during the March 2009 period (see discussion above).  For the six months ended March 31, 2008, we recorded unrealized depreciation of $12 due to a decrease in the fair market value of our interest rate cap agreement.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the six months ended March 31, 2009, we recorded net unrealized depreciation on investments of $6,528, as compared to $23,744, for the prior year period.  The unrealized depreciation is mainly attributable to the net decrease in fair value on our portfolio, most notably in the following:

•	Control investments	$2,714	(mostly notably Lindmark and LYP Holdings)
•	Non-Control investments	(12,387)	(most notably Badanco, RedPrairie, and John Henry)
•	Reversal of previously unrealized depreciation	3,145	(Greatwide first and second liens)
	Total	$(6,528)

We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 87% of cost as of March 31, 2009.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Increase (Decrease) in Net Assets Resulting from Operations

Overall, we realized a net increase in net assets resulting from operations of $1,178 for the six months ended March 31, 2009.  Based on a weighted-average of 21,087,574 basic and diluted shares outstanding, our net decrease in net assets from operations per weighted-average common share for the three months ended March 31, 2009 was $0.05, basic and diluted.  For the six months ended March 31, 2008, we realized a net decrease in net assets resulting from operations of $(10,004).  Based on a weighted-average of 18,312,018 basic and diluted shares outstanding, our net decrease in net assets from operations per weighted-average common share for the six months ended March 31, 2008 was $(0.55) basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

At March 31, 2009, we had investments in debt securities of, or loans to, 60 private companies, totaling approximately $444,563 (cost basis) of total assets.  During the six months ended March 31, 2009 and March 31, 2008, the following investment activity occurred:

Quarter Ended	New Investments (1)	Principal Repayments (2)	Investments Sold	Net Loss on Disposal
March 31, 2009	$8,427	$13,053	$—	$(2,000)
December 31, 2008	8,702	14,927	2,212	(1,731)
	$17,129	$27,980	$2,212	$(3,731)

March 31, 2008	$20,483	$3,000	$—	$—
December 31, 2007	73,341	4,047	—	—
	$93,824	$7,047	$—	$—

(1)       New Investments

During the six months ended March 31, 2009, we extended $17.1 million of investments to existing portfolio companies through revolver draws or the additions of new term notes.  The most substantial investments were to United Maritime, Saunders & Associates, Lindmark, Vanta Core and GRFC.

During the six months ended March 31, 2008, we extended, directly or through participations, $71.7 million of loan originations to 6 new portfolio companies and $22.1 million of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total new investments of $93.8 million.  The originations of loans to new portfolio companies by quarter were as follows:

Quarter ended	Originations	Companies	Description
March 31, 2008	$13.7 million	1	ACE Expediters
December 31, 2007	58.0 million	5	Interfilm, Reliable, Lindmark, GS Maritime and GFRC
Total	$71.7 million	6

(2)       Principal Repayments

During the six months ended March 31, 2009, 2 borrowers refinanced their loans for $7.8 million, 2 borrowers made unscheduled payoffs of $7.0 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $13.2 million, for total principal repayments of $28.0 million.  The refinancings/payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
March 31, 2009	Refinancing	2	ACE Expediters and Sunburst Media
December 31, 2008	Payoff	2	Country Road and Community Media

During the six months ended March 31, 2008, one borrower partially paid off its loan for $0.5 million and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $6.5 million, for total principal repayments of $7.0 million.  The total and partial payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
March 31, 2008	Partial payoff	1	Risk Metrics — Senior Subordinated Term Debt
December 31, 2007	None	—

(3)       Investments Sold

During the six months ended March 31, 2009, we sold one $2.2 million syndicated loan (Greatwide Senior Term Debt).

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining six months ending September 30:	2009	$17,296
For the fiscal year ending September 30:	2010	42,544
	2011	99,211
	2012	100,300
	2013	140,070
	2014	35,026
	Thereafter	6,851
	Total Contractual Repayments	$441,298
	Investments in Equity Securities	5,033
	Unamortized premiums, discounts and investment acquisition costs on debt securities	(1,768)
	Total	$444,563

Net cash provided by operating activities for the six months ended March 31, 2009, consisting primarily of the items described in —Results of Operations and the investment activity described above, was $19,586 as compared to net cash used in operating activities of $72,993 for the six months ended March 31, 2008.

Investing Activities

Net cash provided by investing activities for the six months ended March 31, 2008 was $2,484, which resulted from the redemption of the U.S. Treasury bill held by Gladstone Financial.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2009 was $15,550 and mainly consisted of distribution payments of $17,714, offset by net borrowings on our line of credit of $2,340.  Net cash provided by financing activities was $68,586 for the six months ended March 31, 2008 and consisted of two offerings of common stock for net proceeds of $106,226, offset by net repayments on our line of credit of $20,981 and distribution payments of $15,666.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.14 per common share for January, February and March 2009.  In April 2009, our Board of Directors declared a monthly distribution of $0.07 per common share for April 2009.  The DB Facility matures on May 21, 2009 and although there can be no guarantee, we expect to have a new line of credit in place on or before that date.  If and when a new line is in place, the board will meet to consider the dividend for May and June and we will make an additional announcement at that time.

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

We anticipate issuing equity securities to obtain additional capital in the future.  However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all.  Additionally, when our common stock is trading below NAV, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner.  Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors.  As of March 31, 2009, our NAV per share was $12.10 and our closing market price was $6.26 per share.  To the extent that our common stock continues to trade at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to a rights offering.  The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1.  To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our annual meeting of stockholders held on February 19, 2009, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale.

Revolving Credit Facility

Through our wholly-owned subsidiary, Business Loan, we have a revolving credit facility (the “DB Facility”) with Deutsche Bank AG, as administrative agent.  Pursuant to the DB Facility, Business Loan has pledged the loans it holds to secure future advances by certain institutional lenders.  The interest rate charged on the advances under the DB Facility is based on the Commercial Paper (“CP”) rate, which is equivalent to the weighted average per annum rates paid by the DB Facility’s CP lenders in respect of CP notes issued by the CP lender during such period.  Business Loan also has the ability to borrow at an alternative rate from the committed lenders if CP lenders are unable to fund advances.  The alternative rate is the London Interbank Offered Rate (“LIBOR”), or if LIBOR is unavailable, the Prime Rate or the Federal Funds Rate plus 1.0%.  In February 2008, we increased the DB Facility from $220 million to $250 million, and in April 2008, we increased the DB Facility to $300 million and added BB&T as a committed lender.  In June 2008, we renewed the DB Facility, which matures on May 21, 2009.  Effective April 14, 2009, we exercised our right to reduce the amount available under the DB Facility from $300 million to $162 million as part of our process of attempting to secure new financing.

As of March 31, 2009, the outstanding principal balance under this credit facility was approximately $153,370 at an interest rate of approximately 2.03% plus a 2.50% program fee.  We are also charged an unused commitment fee of 0.75% per annum.  Available borrowings are subject to various constraints imposed by Deutsche Bank AG, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2009, the remaining borrowing capacity available under the DB Facility was $146,630.

The DB Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2009, Business Loan was in compliance with all of the DB Facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York Mellon Corp. as custodian.  Deutsche Bank AG is also the trustee of the account and once a month remits the collected funds to us.  At March 31, 2009 and September 30, 2008, the amount due from custodian was $10,132 and $4,544, respectively.

Our Adviser also services the loans pledged under the DB Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the facility. The performance guaranty requires us to maintain a minimum net worth of $100 million plus 75% of equity issued after May 2003 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.  As of March 31, 2009, we were in compliance with our covenants under the performance guaranty.  However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions which are presently very volatile, affects our ability to comply with these covenants. During the six months ended March 31, 2009, net unrealized depreciation on our investments was approximately $6,528, compared to $23,744 during the comparable period in the prior year.  Given the further deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under our DB Facility.  Accordingly, there are no assurances that we will continue to comply with these covenants.  Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the DB Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions.

Availability under the DB Facility will terminate on May 21, 2009.  If the DB Facility is not renewed or extended by May 21, 2009, all principal and interest will be due and payable within one year of the maturity date.  There can be no guarantee that we will be able to renew, extend or replace the DB Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the DB Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or pay distributions to our stockholders.  If we are not able to renew, extend or refinance the DB Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay our distributions.  Our inability to pay distributions to our stockholders could result in us failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates.  If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations.  We sold 13 of the 24 syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market for an aggregate of $22.5 million in net proceeds.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the DB Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Contractual Obligations

As of March 31, 2009, we were not party to any signed term sheets for potential investments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of March 31, 2009.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates.  We have identified our investment valuation process, which was amended during the six months ended March 31, 2009, as our most critical account policy.

Investment Valuation

The most significant estimate inherent in the preparation of our condensed consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

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

In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”).  The Policy has been approved by our Board of Directors, and each quarter the Board of Directors reviews whether our Adviser has applied the Policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows. The use of a DCF methodology follows that prescribed by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.

The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and/or equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities.

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

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying condensed consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: We value Non-Public Debt Securities and/or equity or equity-like securities (e.g. preferred equity, equity or other equity-like securities) that are purchased together from the same “controlled” portfolio company, or issuer, as part of a package based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.  Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  discounted cash flow or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.  If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE or, if that is unavailable, a DCF valuation technique.

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

Loan Grading and Risk Rating:  As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by an NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from an NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on an NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At March 31, 2009, two Non-Control/Non-Affiliate investments and one Control investment were on non-accrual.  At September 30, 2008 one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2009 and September 30, 2008, representing approximately 84%, of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2009	Sept. 30, 2008
Average	7.2	7.3
Weighted Average	7.1	7.0
Highest	9.0	9.0
Lowest	5.0	5.0

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at March 31, 2009 and September 30, 2008, representing approximately 6% of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2009	Sept. 30, 2008
Average	6.8	6.6
Weighted Average	6.9	6.7
Highest	8.0	7.0
Lowest	6.0	6.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at March 31, 2009 and September 30, 2008, representing approximately 10% of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2009	Sept.30, 2008
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	BB/Ba3	BB/Ba3
Lowest	CC/Ca	CC/C

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

Revenue Recognition

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments and write off any previously accrued and uncollected interest when it is determined that interest is no longer collectible. At March 31, 2009, two Non-Control/Non-Affiliate investments and one Control investment were on non-accrual with an aggregate cost basis of approximately $10.7 million, or 2.4% of the cost basis of all investments in the Company’s portfolio.  At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with an aggregate cost basis of approximately $13.1 million at September 30, 2008, or 2.8% of the cost basis of all loans in the Company’s portfolio.  Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

Paid in Kind Interest

We may hold loans in our portfolio which contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash.  As of March 31, 2009, one loan in our portfolio bore PIK interest.

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

We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser.  These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as fee income in the accompanying condensed consolidated statements of operations.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  As of March 31, 2009, our portfolio consisted of the following:

68%	variable rates with a floor
2%	variable rates with a floor and ceiling
26%	variable rates without a floor or ceiling
4%	fixed rate
100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2009 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the SEC on December 2, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk related to our external financing

Any inability to renew, extend or replace our credit facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or pay dividends to our stockholders.

Availability under the DB Facility will terminate on May 21, 2009.  If the DB Facility is not renewed or extended by May 21, 2009, all principal and interest will be due and payable within one year of the maturity date.  There can be no guarantee that we will be able to renew, extend or replace the DB Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the DB Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or pay distributions to our stockholders.  If we are not able to renew, extend or refinance the DB Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders.  Our inability to pay distributions could result in us failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates.  If we are unable to secure replacement financing, we may be forced to continue to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations.  We sold 13 of the 24 syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market for an aggregate of $22.5 million in net proceeds.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the DB Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Risk related to our investments

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there will be uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established an investment valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by SPSE, the use of internally developed DCF methodologies, or internal methodologies based on the total enterprise value (“TEV”) of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion.  However, to date, SPSE has accepted each of our requests for evaluation.

Our use of these fair value methods is inherently subjective and is based on estimates and assumptions of each security.  In the event that we are required to sell a security, which likelihood is heightened as we approach the maturity of our credit facility in May 2009, we may ultimately sell for an amount materially less than the estimated fair value calculated by SPSE, TEV or the DCF methodology.  We sold 13 of the 24 syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market for an aggregate of $22.5 million in net proceeds.  The loans had an aggregate a cost value of approximately $30.4 million, or 7% of the cost value of our total investments, and an aggregate fair market value of approximately $22.5 million, or 6% of the fair market value of our total investments, at March 31, 2009.

Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE or third-party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:

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

In April 2008, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements and we have followed the guidance of FSP 157-3, which focused on fair market value accounting. The impact on our condensed consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit and the effect of any additional guidance or any changes in the interpretation of this statement. If we are required to make further write-downs of our investment portfolio due to changes in market conditions, this could negatively impact the availability under our line of credit and our ability to draw on the line of credit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2009 Annual Meeting of Stockholders was held on February 19, 2009. The stockholders voted and approved the following matters:

•                  The election of four directors to hold office until the 2012 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Terry Lee Brubaker	14,087,486	559,241
Maurice W. Coulon	14,096,864	549,863
David A. R. Dullum	14,078,847	567,880
Gerard Mead	14,156,697	490,030

The other directors whose terms of office continued after the meeting are listed below:

Director	End of term
Paul Adelgren	2010
David Gladstone	2010
John H. Outland	2010
Michela English	2011
Anthony W. Parker	2011
George Stelljes, III	2011

•                  The authorization for a period of one year of the sale of shares of our common stock at a price below our then current net asset value per share.

Number of Shares
Shares Voted For	Voted Against	Abstained	Broker Non-Votes
9,214,584	1,817,004	239,758	3,375,381

•                  The ratification of the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2009.

Number of Shares
Shares Voted For	Voted Against	Abstained
14,355,236	172,563	118,928

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ GRESFORD GRAY
Gresford Gray
Chief Financial Officer

Date: May 5, 2009

EXHIBIT INDEX

Exhibit	Description

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to by-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to by-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.