Form 10-Q
period 2009-06-30
GLADSTONE CAPITAL CORP
filed 2009-08-03
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ ..

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 3, 2009 was 21,087,574.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30,	September 30,
	2009	2008
ASSETS
Non-Control/Non-Affiliate investments (Cost 6/30/09: $357,896; 9/30/08: $448,356)	$317,501	$407,153
Control investments (Cost 6/30/09: $28,232; 9/30/08: $12,514)	13,532	780
Total investments at fair value (Cost 6/30/09: $386,128; 9/30/08: $460,870)	331,033	407,933
Cash	4,566	6,493
Interest receivable – investments in debt securities	3,669	3,588
Interest receivable – employees (Refer to Note 4)	117	91
Due from custodian	1,631	4,544
Deferred financing fees	1,761	1,905
Prepaid assets	216	306
Other assets	1,340	838
TOTAL ASSETS	$344,333	$425,698

LIABILITIES
Accounts payable	$6	$8
Interest payable	429	646
Fee due to Administrator (Refer to Note 4)	218	247
Due to Adviser (Refer to Note 4)	700	457
Borrowings under line of credit	91,700	151,030
Accrued expenses and deferred liabilities	1,119	1,328
Funds held in escrow	165	234
TOTAL LIABILITIES	94,337	153,950
NET ASSETS	$249,996	$271,748

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,087,574 shares issued and outstanding at June 30, 2009 and September 30, 2008	$21	$21
Capital in excess of par value	334,140	334,143
Notes receivable – employees (Refer to Note 4)	(9,170)	(9,175)
Net unrealized depreciation on investments	(55,096)	(52,937)
Unrealized depreciation on derivative	—	(304)
Distributions in excess of net investment income	(19,899)	—
TOTAL NET ASSETS	$249,996	$271,748
NET ASSETS PER SHARE	$11.86	$12.89

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (10.5%, Due 6/2009) (5) (9)	$1,013	$967

ACE Expediters, Inc	Service-over-the-ground logistics	Senior Term Debt (13.5%, Due 1/2012) (5)	5,000	4,706
		Common Stock Warrants (8) (14)	200	600

ActivStyle Acquisition Co.	Service-medical products distribution	Senior Term Debt (13.0%, Due 9/2012) (3) (5)	4,000	3,850

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.0%, Due 9/2012) (5)	9,864	8,833

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.6%, Due 1/2010) (5)	2,000	1,935
		Senior Term Debt (8.5%, Due 1/2012) (5)	3,014	2,916
		Senior Term Debt (10.5%, Due 1/2012) (3) (5)	3,688	3,513

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (non-accrual, Due 7/2012) (10) (15)	9,409	—

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,300	6,880
		Senior Term Debt (12.0%, Due 7/2009) (3) (5)	950	931

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (non-accrual, Due 8/2008) (5) (10)	631	158

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 9/2010) (5)	675	626
		Senior Term Debt (7.3%, Due 9/2010) (5)	564	518

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5)	15,500	13,175
		Escrow Funding Note (1.4%, Due 1/2010) (11)	640	640
		Common Stock Warrants (8) (14)	109	—

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (11.0%, Due 11/2012) (5)	6,276	5,883

Defiance Acquisition Corp.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (5)	6,005	3,603
		Senior Term Debt (11.0%, Due 4/2010) (3) (5)	987	592

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (5)	2,500	2,456
		Senior Term Debt (7.8%, Due 11/2010) (3) (5)	4,376	4,267

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8) (14)	37	1,427

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $1,000 available (4.6%, Due 12/2010) (5)	—	—
		Senior Term Debt (9.0%, Due 12/2012) (5)	6,599	6,417
		Senior Subordinated Term Debt (11.5%, Due 12/2012) (3) (5)	6,665	6,399

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 11/2009) (3) (5)	4,460	3,947

Heartland Communications Group	Service-radio station operator	Senior Term Debt (10.0%, Due 5/2011) (5)	4,570	2,726

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (10.5%, Due 10/2012) (5)	4,962	4,609

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2010) (5)	1,400	1,375
		Senior Term Debt (4.6%, Due 5/2012) (5)	2,252	2,151
		Senior Term Debt (10.5%, Due 5/2012) (3) (5)	2,500	2,359

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (5)	153	69
		Senior Term Debt (11.0%, Due 3/2010) (5)	1,787	801

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (11.0%, Due 6/2011) (5)	497	448
		Senior Term Debt (11.0%, Due 6/2013) (5)	9,250	8,325

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $3,000 available (11.3%, Due 5/2010) (5)	$1,000	$950
		Senior Term Debt (5) (11.3%, Due 5/2012) (5)	3,960	3,762
		Senior Term Debt (14.3%, Due 5/2012) (3) (5)	4,432	4,144

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (5)	6,650	5,686

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (4.6%, Due 12/2009)	—	—
		Senior Term Debt (8.5%, Due 12/2011) (5)	2,950	2,803
		Senior Term Debt (10.5%, Due 12/2011) (3) (5)	7,500	7,087

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note, $1,500 available (8.5%, Due 10/2011) (5) Senior Term Debt (8.5%, Due 10/2010) (5)	1,000 4,375	986 4,309
		Senior Term Debt (11.5%, Due 10/2010) (3) (5)	4,095	4,039

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.6%, Due 7/2009) Senior Term Debt (8.5%, Due 7/2011) (5)	— 1,750	— 1,610
		Senior Term Debt (10.5%, Due 7/2011) (3) (5)	2,900	2,639

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (5)	2,562	2,460
		Senior Term Debt (10.5%, Due 1/2011) (4) (5)	3,060	2,903

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)	1,700	1,649
		Mortgage Note (9.5%, Due 10/2014) (5)	7,352	7,187
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,597	1,550
		Senior Term Debt (11.0%, Due 10/2012) (3) (5)	11,843	11,355
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,490
		Common Stock Warrants (8) (14)	209	206

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	10,780	10,484

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (9.3%, Due 10/2008) (5) (12)	2,781	556

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,417	5,849

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Senior Term Debt (11.0%, Due 5/2012) (5) Senior Term Debt (13.5%, Due 5/2012) (3) (5)	16,948 10,700	16,058 9,991

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011) (5)	1,000	940
		Senior Term Debt (8.5%, Due 1/2011) (5)	1,487	1,398
		Senior Term Debt (12.0%, Due 1/2011) (3) (5)	3,000	2,760

Tulsa Welding School	Service-private welding school	Line of credit, $750 available (9.5%, Due 9/2011) (5)	—	—
		Senior Term Debt (9.5%, Due 9/2013) (5)	4,144	4,139
		Senior Term Debt (12.8%, Due 9/2013) (5)	8,000	7,980

VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, Due 8/2013) (5)	13,795	13,588

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	800	740
		Senior Term Debt (13.0%, Due 3/2011) (3) (5)	4,062	3,738

Visual Edge Technology, Inc.	Service-office equipment distribution	Line of credit, $3,000 available (7.8%, Due 9/2011) (5)	3,000	2,355
		Senior Subordinated Term Debt (15.5%, Due 8/2011) (5)	5,000	3,925

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (5)	15,000	14,100
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (5)	10,000	9,250

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2013) (5) Senior Term Debt (5.8%, Due 5/2013) (5)	860 1,690	847 1,614
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,925	9,255

Subtotal - Non-syndicated loans			334,157	298,484

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Syndicated Loans:

CHG Companies, Inc.	Service-healthcare staffing	Senior Subordinated Term Debt (6.3%, Due 12/2013) (6)	$500	$471

GTM Holdings, Inc.	Manufacturing-socks	Senior Subordinated Term Debt (11.8%, Due 4/2014) (6)	500	462

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (7.3%, Due 6/2011) (7)	8,000	6,400

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (3.6%, Due 11/2013) (6) Senior Subordinated Term Debt (6.6%, Due 5/2014) (6)	1,439 1,507	718 300

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.9%, Due 1/2012) (6)	7,178	6,853

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Subordinated Term Debt (6.1%, Due 3/2014) (6)	2,265	1,927

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (7.3%, Due 2/2013) (6) Senior Preferred Equity (8) (11)	1,906 333	1,442 333
		Junior Preferred Equity (8) (11)	111	111
		Common Stock (8) (11)	—	—

Subtotal - Syndicated loans			23,739	19,017

Total Non-Control/Non-Affiliate Investments			$357,896	$317,501

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $842 available (6.6%, Due 10/2009) (13) (14)	$908	$—
		Common Stock (8) (14)	424	—

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.3%, Due 10/2012) (14)	12,000	10,260
		Senior Subordinated Term Debt (13.0%, Due 10/2012) (14)	1,469	962
		Common Stock (8) (14)	1	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,250 available (10.0%, Due 7/2010) (14)	773	773
		Senior Term Debt (12.5%, Due 2/2012) (14)	250	250
		Line of Credit, $3,000 available (4.8%, Due 6/2010) (14)	1,170	717
		Senior Term Debt (8.5%, Due 6/2011) (14)	2,688	—
		Senior Term Debt (10.5%, Due 6/2011) (3) (14)	2,750	—
		Common Stock Warrants (8) (14)	—	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10) (14)	169	169
		Line of credit, $450 available (non-accrual, Due 3/2010) (10) (14)	450	401
		Common Stock (8) (14)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,250 available (10%, Due 12/2009) (14)	1,125	—
		Preferred Stock (8) (14)	1,584	—
		Common Stock (8) (14)	1	—

Total Control Investments			$28,232	$13,532

Total Investments			$386,128	$331,033

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(1)    Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)    Percentage represents interest rates in effect at June 30, 2009 and due date represents the contractual maturity date.

(3)    Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.

(4)    Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)    Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(6)    Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of June 30, 2009.

(7)    Security valued based on the transaction sale price subsequent to June 30, 2009 (see Note 11).

(8)    Security is non-income producing.

(9)    Access Television includes a success fee with a fair value of $4.  The loan matured in June 2009, and the Company is actively working to recover amounts due under this loan.

(10)  Badanco, CCS and U.S. Healthcare are currently past due on interest payments and are on non-accrual.

(11)  Fair value of security estimated to be equal to cost due to recent acquisition.

(12) SCI Cable’s loan matured in October 2008.  The Company is actively working to recover amounts due under this loan, however, there is no assurance that there will be a full recovery of amounts past due.

(13)  BERTL’s interest is currently being capitalized as Paid in Kind (“PIK”) interest.

(14)  Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach.

(15)  Badanco is in bankruptcy proceedings and is assigned a fair value of $0 at June 30, 2009 as recovery of our unsecured loan outstanding is uncertain and doubtful.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (10.5%, Due 3/2009) (6)	$1,923	$1,774

ACE Expediters, Inc	Service-over-the-ground logistics	Line of Credit, $850 available (6.0%, Due 1/2011)	—	—
		Senior Term Debt (9.8%, Due 1/2012) (6)	11,966	11,248
		Common Stock Warrants (8)	200	142

ActivStyle Acquisition Co.	Service-medical products distribution	Line of Credit, $1,500 available (6.7%, Due 7/2009) (6)	1,100	1,059
		Senior Term Debt (8.5%, Due 9/2012) (6)	4,721	4,543
		Senior Term Debt (10.5%, Due 9/2012) (3) (6)	4,435	4,213

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Line of Credit, $4,000 available (9.0%, Due 9/2010)	—	—
		Senior Term Debt (9.0%, Due 9/2012) (6)	10,465	9,568

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (6.7%, Due 1/2010) (6)	2,000	1,880
		Senior Term Debt (8.5%, Due 1/2012) (6)	3,388	3,185
		Senior Term Debt (10.5%, Due 1/2012) (3) (6)	3,688	3,388

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (11.5%, Due 7/2012) (6)	9,458	8,795

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,300	7,209
		Senior Term Debt (12.0%, Due 7/2009) (3) (5)	1,000	988

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (9.0%, Due 8/2008) (6)	728	364

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (9.0%, Due 9/2010) (6)	575	529
		Senior Term Debt (9.0%, Due 9/2010) (6)	702	638

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (6)	15,500	14,880
		Common Stock Warrants (8)	109	—

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.2%, Due 11/2012) (6)	6,414	6,061

Community Media Corporation	Service-publisher of free weekly newspapers	Senior Term Debt (7.0%, Due 8/2012) (6)	987	936

Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (6)	6,165	5,055

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (6)	3,100	2,945
		Senior Term Debt (7.8%, Due 11/2010) (3) (6)	4,410	4,167

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8)	37	1,578

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $3,000 available (6.7%, Due 12/2010)	—	—
		Senior Term Debt (9.3%, Due 12/2012) (6)	7,362	7,105
		Senior Subordinated Term Debt (11.8%, Due 12/2012) (3) (6)	6,716	6,414

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 11/2009) (3) (6)	4,640	4,153

Heartland Communications Group, LLC	Service-radio station operator	Line of Credit, $500 available (10.0%, Due 12/2008) (6)	105	79
		Senior Term Debt (10.0%, Due 5/2011) (6)	4,523	3,386

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (10.5%, Due 10/2012) (6)	5,000	4,750

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.2%, Due 5/2010) (6)	1,400	1,288
		Senior Term Debt (6.7%, Due 5/2012) (6)	2,551	2,347
		Senior Term Debt (10.5%, Due 5/2012) (3) (6)	2,500	2,288

It’s Just Lunch International, LLC	Service-dating service	Line of Credit, $750 available (6.5%, Due 6/2009) (6)	550	275
		Senior Term Debt (6.7%, Due 6/2011) (6)	3,300	1,650
		Senior Term Debt (10.5%, Due 6/2011) (3) (6) (9)	500	250

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (6)	$153	$137
		Senior Term Debt (11.0%, Due 3/2010) (6)	1,792	1,594

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (11.0%, Due 6/2011) (5)	397	392
		Senior Term Debt (11.0%, Due 6/2013) (5)	9,250	9,134

Lindmark Outdoor Advertising LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (6)	11,421	9,651

Multi-Ag Media LLC	Service-dairy magazine publisher/information database	Senior Term Debt (9.0%, Due 12/2009) (6)	2,072	1,853

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $4,000 available (6.0%, Due 5/2010) (6)	2,100	1,880
		Senior Term Debt (8.3%, Due 5/2012) (6)	4,230	3,807
		Senior Term Debt (11.3%, Due 5/2012) (3) (6)	4,500	4,016

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (6)	6,912	6,082

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (6.7%, Due 12/2009)	—	—
		Senior Term Debt (8.5%, Due 12/2011) (6)	3,550	3,319
		Senior Term Debt (10.5%, Due 12/2011) (3) (6)	7,500	6,938

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note, $1,500 available (8.5%, Due 10/2011) (6)	1,000	993
		Senior Term Debt (8.5%, Due 10/2010) (6)	4,750	4,714
		Senior Term Debt (11.5%, Due 10/2010) (3) (6)	4,158	4,127

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $1,250 available (6.7%, Due 7/2009)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (6)	2,200	2,027
		Senior Term Debt (10.5%, Due 7/2011) (3) (6)	2,900	2,657

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (6)	2,875	2,695
		Senior Term Debt (10.5%, Due 1/2011) (4) (6)	3,060	2,815

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010) (6)	1,600	1,528
		Mortgage Note (9.5%, Due 10/2014) (6)	7,407	7,147
		Senior Term Debt (9.0%, Due 10/2012) (6)	1,800	1,719
		Senior Term Debt (11.0%, Due 10/2012) (3) (6)	11,933	11,352
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (6)	6,000	5,445
		Common Stock Warrants (8)	209	—

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (6.9%, Due 5/2009)	—	—
		Senior Term Debt (9.8%, Due 5/2013) (6)	10,945	10,740

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (11.0%, Due 10/2008) (6)	2,712	1,355

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (9.5%, Due 6/2011) (6)	7,857	6,728

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of Credit, $3,000 available (11.0%, Due 5/2010) (6)	700	627
		Senior Term Debt (11.0%, Due 5/2012) (6)	17,000	15,300
		Senior Term Debt (13.5%, Due 5/2012) (3) (6)	10,000	8,750

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $2,000 available (7.0%, Due 1/2011) (6)	2,000	1,838
		Senior Term Debt (7.0%, Due 1/2011) (6)	2,013	1,849
		Senior Term Debt (10.5%, Due 1/2011) (3) (6)	3,000	2,685

Tulsa Welding School	Service-private welding school	Line of credit, $2,000 available (9.5%, 9/2011)	—	—
		Senior Term Debt (9.5%, 9/2013) (5)	4,000	4,000
		Senior Term Debt (12.8%, 9/2013) (5)	8,000	8,000

VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, 8/2013) (6)	13,100	12,936

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (7.0%, Due 3/2011) (6)	850	780
		Senior Term Debt (11.3%, Due 3/2011) (3) (6)	4,091	3,733

Visual Edge Technology, Inc.	Service-office equipment distribution	Senior Subordinated Term Debt (11.5%, Due 8/2011) (6)	5,000	2,925

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (6)	$15,000	$13,800
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (6)	10,000	9,000

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (8.0%, Due 5/2013) (6)	1,699	1,563
		Senior Subordinated Term Debt (13.0%, Due 6/2013) (6)	9,950	9,055

Subtotal - Non-syndicated loans			371,204	340,816

Syndicated Loans:

AKQA Holdings	Service-market and advertising	Senior Term Debt (7.7%, Due 3/2013) (7)	$8,273	$7,980

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (4.8%, Due 9/2013) (7)	3,001	2,670
		Senior Subordinated Term Debt (7.6%, Due 3/2014) (7)	1,508	1,305

CHG Companies, Inc.	Service-healthcare staffing	Letter of Credit, $400 available (6.0%, Due 12/2012) (7)	400	356
		Senior Term Debt (5.3%, Due 12/2012) (7)	1,572	1,399
		Senior Subordinated Term Debt (8.5%, Due 12/2013) (7)	500	425

Country Road Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (11.5%, Due 7/2013) (7)	5,973	5,880

Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt (5.8%, Due 11/2013) (7)	2,359	2,027
		Senior Subordinated Term Debt (8.8%, Due 5/2014) (7)	2,011	1,720

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (8.5%, Due 10/2013) (7)	491	359
		Senior Subordinated Term Debt (11.8%, Due 4/2014) (7)	500	325

Greatwide Logistics Services, Inc.	Service-logistics and transportation	Senior Term Debt (non-accrual, Due 12/2013)(7) (10)	3,950	2,765
		Senior Subordinated Term Debt (non-accrual, Due 6/2014) (7) (10)	2,000	700

Harrington Holdings, Inc.	Service-healthcare products distribution	Senior Term Debt (6.0%, Due 1/2014) (7)	2,463	2,192
		Senior Subordinated Term Debt (9.7%, Due 1/2014) (7)	5,000	3,750

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (11.6%, Due 6/2011) (7)	8,000	7,600

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (6.2%, Due 11/2013) (7)	1,478	1,326
		Senior Subordinated Term Debt (9.2%, Due 5/2014) (7)	1,508	1,275

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (11.3%, Due 1/2012) (7)	7,189	5,570

RedPrairie Holding, Inc.	Service-design and develop supply chain software	Senior Term Debt (6.1%, Due 7/2012) (7)	4,412	4,014
		Senior Subordinated Term Debt (9.3%, Due 1/2013) (7)	3,000	2,550

RiskMetrics Group Holdings, LLC	Service-develop risk and wealth management solutions	Senior Term Debt (5.8%, Due 1/2014) (7)	1,936	1,812

United Maritime Group, LLC	Service-cargo transport	Senior Subordinated Term Debt (11.2%, Due 12/2013) (7)	1,000	950

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Term Debt (6.0%, Due 9/2013) (7)	2,451	2,212
		Senior Subordinated Term Debt (9.5%, Due 3/2014) (7)	2,267	1,980

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (5.3%, Due 2/2013) (7)	1,910	1,595
		Senior Subordinated Term Debt (8.8%, Due 2/2014) (7)	2,000	1,600

Subtotal - Syndicated loans			77,152	66,337

Total Non-Control/Non-Affiliate Investments			$448,356	$407,153

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $700 available (8.7%, Due 10/2009) (11) (12)	$742	$—
		Common Stock (8)	424	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $500 available (10.0%, 5/2009) (12)	75	—
		Line of Credit, $3,000 available (non-accrual, Due 6/2009) (10) (12)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011) (10) (12)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (10) (12)	2,750	—
		Common Stock Warrants (8)	1	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/ operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10)	90	90
		Line of credit, $450 available (non-accrual, Due 3/2010) (10)	450	450
		Common Stock (8)	2,470	240

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,000 available (10%, Due 8/2009) (12)	69	—
		Preferred Stock (8)	1,584	—
		Common Stock (8)	1	—

Total Control Investments			$12,514	$780

Total Investments			$460,870	$407,933

(1)             Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)             Percentage represents interest rates in effect at September 30, 2008 and due date represents the contractual maturity date.

(3)             Last Out Tranche of senior debt, meaning if the company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.

(4)             Last Out Tranche of senior debt, meaning if the company is liquidated, the holder of the Last Out Tranche is paid after the senior debt, however the debt is junior to another Last Out Tranche.

(5)             Investment estimated to be equal to cost due to recent acquisition.

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

(12)       Fair value was based on the total enterprise value of the issuer using a liquidity waterfall approach.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
INVESTMENT INCOME
Interest income – Non-Control/Non-Affiliate investments	$9,726	$11,220	$31,716	$33,454
Interest income – Control investments	754	16	1,256	45
Interest income – Cash	—	38	11	285
Interest income – Notes receivable from employees (Refer to Note 4)	118	118	352	354
Prepayment fees and other income	—	28	—	34
Total investment income	10,598	11,420	33,335	34,172

EXPENSES
Interest expense	1,811	1,771	6,288	5,982
Loan servicing fee (Refer to Note 4)	1,410	1,598	4,559	4,541
Base management fee (Refer to Note 4)	457	529	1,374	1,664
Incentive fee (Refer to Note 4)	1,060	1,340	3,326	4,089
Administration fee (Refer to Note 4)	218	285	656	737
Professional fees	266	167	784	706
Amortization of deferred financing fees	808	572	2,253	830
Stockholder related costs	33	34	317	292
Directors fees	55	52	151	163
Insurance expense	69	57	192	170
Other expenses	89	103	230	263
Expenses before credit from Adviser	6,276	6,508	20,130	19,437
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(1,113)	(1,785)	(3,667)	(5,708)
Total expenses net of credit to base management and incentive fees	5,163	4,723	16,463	13,729

NET INVESTMENT INCOME	5,435	6,697	16,872	20,443

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND DERIVATIVE:
Net realized loss on investments	(10,594)	(86)	(14,325)	(86)
Realized (loss) gain on settlement of derivative	—	—	(304)	6
Unrealized appreciation (depreciation) on derivative	—	—	304	(12)
Net unrealized appreciation (depreciation) on investments	4,371	(3,802)	(2,158)	(27,545)
Net loss on investments	(6,223)	(3,888)	(16,483)	(27,637)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(788)	$2,809	$389	$(7,194)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.04)	$0.13	$0.02	$(0.37)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,087,574	21,087,574	21,087,574	19,237,203

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2009	2008
Operations:
Net investment income	$16,872	$20,443
Net realized loss on investments	(14,325)	(86)
Realized (loss) gain on settlement of derivative	(304)	6
Unrealized appreciation (depreciation) on derivative	304	(12)
Net unrealized appreciation (depreciation) on investments	(2,158)	(27,545)
Net increase (decrease) in net assets from operations	389	(7,194)

Capital transactions:
Issuance of common stock under shelf offering	—	106,226
Shelf offering costs	(3)	(845)
Distributions to stockholders	(22,142)	(24,523)
Repayment of principal on employee notes	4	51
Net (decrease) increase in net assets from capital transactions	(22,141)	80,909

Total (decrease) increase in net assets	(21,752)	73,715
Net assets at beginning of year	271,748	220,959
Net assets at end of period	$249,996	$294,674

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$389	$(7,194)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(24,711)	(137,502)
Principal repayments on investments	43,419	47,802
Proceeds from sale of investments	41,962	—
Net amortization of premiums and discounts	(205)	215
Increase in investment balance due to payment in kind interest	(48)	(42)
Net realized loss on investments	14,325	86
Amortization of deferred financing fees	2,253	830
Realized loss on settlement of derivative	304	—
Unrealized (appreciation) depreciation on derivative	(304)	12
Change in net unrealized depreciation on investments	2,158	27,545
Increase in interest receivable	(107)	(945)
Decrease (increase) in funds due from custodian	2,913	(3,406)
Decrease in prepaid assets	90	135
Increase in other assets	(501)	(113)
(Decrease) increase in accounts payable	(2)	2
Decrease in interest payable	(218)	(65)
(Decrease) increase in accrued expenses and deferred liabilities	(226)	114
Increase (decrease) in fees due to affiliate (Refer to Note 4)	260	(241)
(Decrease) increase in administration fee due to Gladstone Administration (Refer to Note 4)	(29)	47
(Decrease) increase in funds held in escrow	(69)	290
Net cash provided by (used in) operating activities	81,653	(72,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of U.S. Treasury Bill	—	2,484
Net cash provided by investing activities	—	2,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	—	106,226
Shelf offering costs	(3)	(845)
Borrowings from the line of credit	46,800	151,418
Repayments on the line of credit	(106,130)	(162,768)
Distributions paid	(22,142)	(24,523)
Receipt of principal on notes receivable – employees (Refer to Note 4)	4	51
Deferred financing fees	(2,109)	(3,026)
Net cash (used in) provided by financing activities	(83,580)	66,533

NET DECREASE IN CASH	(1,927)	(3,413)
CASH, BEGINNING OF PERIOD	6,493	8,839
CASH, END OF PERIOD	$4,566	$5,426

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Per Share Data (1)
Net asset value at beginning of period	$12.10	$14.27	$12.89	$14.97
Income from investment operations:
Net investment income (2)	0.26	0.32	0.80	1.06
Net realized loss on investments (2)	(0.50)	—	(0.68)	—
Realized loss on settlement of derivative (2)	—	—	(0.01)	—
Unrealized appreciation on derivative (2)	—	—	0.01	—
Net unrealized appreciation (depreciation) on investments (2)	0.21	(0.19)	(0.10)	(1.43)
Total from investment operations	(0.03)	(0.13)	0.02	(0.37)

Distributions to stockholders (3)	(0.21)	(0.42)	(1.05)	(1.26)
Issuance of common stock under shelf offering	—	—	—	0.68
Offering costs	—	(0.01)	—	(0.05)
Net asset value at end of period	$11.86	$13.97	$11.86	$13.97

Per share market value at beginning of period	$6.26	$18.71	$15.24	$19.52
Per share market value at end of period	$7.53	$15.24	$7.53	$15.24
Total return (4)(5)	23.88%	-16.53%	-43.15%	-16.15%
Shares outstanding at end of period	21,087,574	21,087,574	21,087,574	21,087,574

Statement of Assets and Liabilities Data:
Net assets at end of period	$249,996	$294,674	$249,996	$294,674
Average net assets (6)	$253,130	$295,405	$254,886	$284,641
Senior Securities Data:
Borrowings under line of credit	$91,700	$133,090	$91,700	$133,090
Asset coverage ratio (7)(8)	373%	321%	373%	321%
Asset coverage per unit (8)	$3,726	$3,214	$3,726	$3,214
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized (9)	9.92%	8.81%	10.53%	9.10%
Ratio of net expenses to average net assets-annualized (10)	8.16%	6.40%	8.61%	6.43%
Ratio of net investment income to average net assets-annualized	8.59%	9.07%	8.83%	9.58%

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

JUNE 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATFD)

(UNAUDITED)

NOTE 1.  ORGANIZATION

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC “) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, the Company may acquire from others existing loans that meet this profile.

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

The Policy, which is summarized below, applies to publicly-traded securities, securities for which a limited market exists and securities for which no market exists.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.  The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.  As of June 30, 2009, the portion of the Company’s investment portfolio that was valued using DCF was approximately $12,617, or 3.8% of the fair value of its total portfolio of investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt or equity securities, or both; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both.

(1)         Portfolio investments comprised solely of debt securities: Debt securities that are not publicly-traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach under Statement of Financial Accounting Standards (“SFAS”) No.

157, Fair Value Measurements (“SFAS No. 157”).For the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with SFAS No. 157, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer:

•  the issuer’s ability to make payments;

•  the earnings of the issuer;

•  recent sales to third parties of similar securities;

•  the comparison to publicly traded securities; and

•  DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the Company has estimated the total enterprise value of the issuer, the Company will subtract the value of all the debt securities of the issuer , which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity -like securities.  If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both: The Company values Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with SFAS No. 157, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS No. 157). As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity and equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company values the equity portion based principally on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

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

Refer to Note 3 for additional information regarding fair value measurements and the Company’s adoption of SFAS No. 157.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest.  At June 30, 2009, two Non-Control/Non-Affiliate investments and one Control investment were on non-accrual with an aggregate cost basis of approximately $10,659 or 2.8% of the cost basis of all investments in the Company’s portfolio.  At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with a cost basis of approximately $13,098 at September 30, 2008, or 2.8% of the cost basis of all loans in the Company’s portfolio.  Conditional interest, or a success fee, is recorded upon full repayment of a loan investment.

Paid in Kind Interest

The Company has one loan in its portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK interest income of $15 and $48 for the three and nine months ended June 30, 2009, respectively, as compared to $16 and $30 for the three and nine months ended June 30, 2008, respectively, from investments on the accompanying condensed consolidated statements of operations.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”) and removes the exception from applying FASB Interpretation No. 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS No. 166 is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  The subsequent events project was initiated in an effort to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  Moving the accounting requirements out of the auditing literature and into the accounting literature is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place.  It also provided an opportunity to consider international convergence issues.  The FASB has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that previously existed in the auditing standards.  The new standard, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the reporting of its subsequent events.

In April 2009, the FASB issued FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2”), which was issued to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. 115-2 requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key imports used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type.  FSP No. 115-2 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to require that entities identify major security classes consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in SFAS No. 115. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability has significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 amends SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value together with any changes in valuation techniques and related inputs during the period.  FSP No. 157-4 also requires reporting entities to define major categories for both debt and equity securities to be major security types as described in paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  This requires entities to provide disclosures on a more disaggregated basis than previously had been required under SFAS No. 157.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company’s adoption of this pronouncement did not have a material impact on its financial statements.

In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and is not representative of fair value in an orderly transaction.  FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, FSP No. 157-3 provides guidance on the level of reliability of broker quotes or pricing services when measuring fair value in a non- active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. The Company’s adoption of this pronouncement did not have a material impact on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  Among other requirements, SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 on October 1, 2008, and elected to apply SFAS No. 159 to its credit facility entered into on May 15, 2009. The Company’s adoption of SFAS No. 159 had no material impact on its condensed consolidated financial statements as of June 30, 2009.  See further discussion in Note 5 “Line of Credit.”

NOTE 3. INVESTMENTS

In September 2006, the FASB issued SFAS No. 157, which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS No. 157 on October 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the condensed consolidated financial statements as of and for the nine months ended June 30, 2009.  In part, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

At June 30, 2009, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by SFAS No. 157:

	As of June 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$317,501	$317,501
Control investments	—	—	13,532	13,532
Total investments at fair value	$—	$—	$331,033	$331,033

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the nine-month period from September 30, 2008 to June 30, 2009, and for the three-month period from March 31, 2009 to June 30, 2009, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Derivative	Total
Nine months ended June 30, 2009:
Fair value at September 30, 2008	$407,153	$780	$—	$407,933
Realized losses (a)	(14,325)	—	(304)	(14,629)
Reversal of prior period depreciation on realization (b)	12,286	—	304	12,590
Unrealized appreciation (depreciation) (b)	(14,454)	10	—	(14,444)
New investments, repayments, and settlements, net (c)	(73,159)	12,742	—	(60,417)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of June 30, 2009	$317,501	$13,532	$—	$331,033

Three months ended June 30, 2009:
Fair value at March 31, 2009	$369,595	$15,502	$—	$385,097
Realized losses (a)	(10,594)	—	—	(10,594)
Reversal of prior period depreciation on realization (b)	9,141	—	—	9,141
Unrealized depreciation (b)	(2,067)	(2,703)	—	(4,770)
New investments, repayments and settlements, net (c)	(48,574)	733	—	(47,841)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of June 30, 2009	$317,501	$13,532	$—	$331,033

(a)          Included in net realized loss on investments and realized gain on settlement of derivative on the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2009.

(b)         Included in unrealized appreciation (depreciation) on investments on the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2009.

(c)          Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

At June 30, 2009 and September 30, 2008, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $317,501 and $407,153, at fair value, respectively.

Control Investments

At June 30, 2009 and September 30, 2008, the Company held Control investments in the aggregate of approximately $13,532 and $780, at fair value, respectively.  At June 30, 2009, the Control investments were comprised of BERTL, Inc. (“BERTL”), Lindmark Acquisition, LLC (“Lindmark”), LYP Holdings Corp. (“LYP Holdings”), U.S. Healthcare Communications, Inc. (“U.S. Healthcare”) and Western Directories, Inc. (“Western Directories”).

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

•                  LYP Holdings: On July 2, 2008, the Company acquired from the previous owner certain assets of LocalTel, Inc., consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, LYP Holdings, and intends to continue the business under its control.  LYP Holdings is a publisher of community yellow page directories.

•                  U.S. Healthcare: The Company offered at public sale certain assets of U.S Healthcare Communications, LLC on January 30, 2008, consisting generally of all fixtures of tangible and intangible personal property.  The Company acquired these assets in the sale through a newly formed subsidiary, U.S. Healthcare, and intends to continue the business under its control.  U.S. Healthcare is a trade magazine operator.

•                  Western Directories: On August 27, 2008, the Company acquired from the previous owner certain assets of West Coast Yellow Pages, Inc., consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, Western Directories, and intends to continue the business under its control.  Western Directories is a publisher of community yellow page directories.

Investment Concentrations

At June 30, 2009, the Company had aggregate investments in 51 portfolio companies and approximately 64.4% of the aggregate fair value of such investments was senior term debt, approximately 34.8% was senior subordinated term debt, no investments were in junior subordinated debt and approximately 0.8% was in equity securities.  The following table outlines the Company’s investments by type at June 30, 2009 and September 30, 2008:

	June 30, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$242,373	$213,330	$297,910	$265,297
Senior Subordinated Term Debt	138,277	115,026	157,927	140,676
Preferred Equity Securities	2,029	444	1,584	—
Common Equity Securities	3,449	2,233	3,449	1,960
Total Investments	$386,128	$331,033	$460,870	$407,933

Investments at fair value consisted of the following industry classifications as of June 30, 2009 and September 30, 2008:

	June 30, 2009			September 30, 2008
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$1,927	0.6%	0.8%	$4,192	1.0%	1.6%
Automobile	4,195	1.3%	1.7%	5,055	1.2%	1.9%
Broadcast (TV & Radio)	45,785	13.8%	18.3%	52,336	12.8%	19.2%
Buildings & Real Estate	12,816	3.9%	5.1%	13,519	3.3%	5.0%
Cargo Transport	5,306	1.6%	2.1%	15,805	3.9%	5.8%
Chemicals, Plastics & Rubber	15,809	4.8%	6.3%	16,375	4.0%	6.0%
Diversified/Conglomerate Manufacturing	1,886	0.6%	0.8%	3,195	0.8%	1.2%
Diversified Natural Resources, Precious Metals & Minerals	13,588	4.1%	5.4%	12,936	3.2%	4.8%
Electronics	27,466	8.3%	11.0%	35,208	8.6%	13.0%
Farming & Agriculture	9,791	3.0%	3.9%	10,031	2.5%	3.7%
Finance	—	—	—	1,812	0.4%	0.7%
Healthcare, Education & Childcare	59,129	17.9%	23.7%	76,642	18.8%	28.2%
Home & Office Furnishings	17,064	5.2%	6.8%	15,379	3.8%	5.7%
Leisure, Amusement, Movies & Entertainment	5,886	1.8%	2.4%	8,097	2.0%	3.0%
Machinery	9,334	2.8%	3.7%	9,834	2.4%	3.6%
Mining, Steel, Iron & Non-Precious Metals	23,646	7.1%	9.5%	25,095	6.2%	9.2%
Personal & Non-durable Consumer Products	8,856	2.7%	3.5%	9,703	2.4%	3.6%
Printing & Publishing	44,736	13.4%	17.9%	60,440	14.8%	22.2%
Retail Stores	23,350	7.0%	9.3%	22,800	5.6%	8.4%
Textiles & Leather	463	0.1%	0.2%	9,479	2.3%	3.5%
Total	$331,033	100.0%		$407,933	100.0%

The investments at fair value were included in the following geographic regions of the United States at June 30, 2009 and September 30, 2008:

	June 30, 2009			September 30, 2008
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$179,076	54.1%	71.6%	$206,271	50.6%	69.4%
West	66,673	20.1%	26.7%	85,294	20.9%	29.0%
Southeast	35,828	10.8%	14.3%	49,374	12.1%	20.4%
Mid-Atlantic	29,147	8.8%	11.7%	50,807	12.4%	14.7%
Northeast	13,456	4.1%	5.4%	10,617	2.6%	4.3%
U.S. Territory	6,853	2.1%	2.7%	5,570	1.4%	1.9%
	$331,033	100.0%		$407,933	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies.  A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending September 30:	2009	$11,465
For the fiscal year ending September 30:	2010	42,873
	2011	94,731
	2012	90,650
	2013	121,808
	2014	11,738
	Thereafter	6,851
	Total Contractual Repayments	$380,116
	Investments in equity securities	5,477
	Unamortized premiums, discounts and investment acquisition costs on debt securities	535
	Total	$386,128

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser, who at the time of the loans were joint employees of the Company and either the Adviser or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three and nine months ended June 30, 2009 or June 30, 2008.  The Company received $4 and $51 of principal repayments during the nine months ended June 30, 2009 and June 30, 2008, respectively.  The Company recognized interest income from all employee stock option loans of $118 and $352 for the three and nine months ended June 30, 2009, respectively, and $118 and $354 for the three and nine months ended June 30, 2008, respectively.

Investment Advisory and Management Agreement

The Company is externally managed by the Adviser, which is controlled by its chairman and chief executive officer, under a contractual investment advisory agreement.  On October 1, 2006, the Company entered into the investment advisory agreement (the “Advisory Agreement”).  Under the Advisory Agreement, the Company pays the Adviser an annual base management fee of 2% of its average gross assets, which is defined as total assets less uninvested cash and cash equivalents resulting from borrowings calculated as of the end of the two most recently completed fiscal quarters.  The Advisory Agreement also includes a two-part incentive fee.  On July 8, 2009, the Company’s Board of Directors approved the renewal of its Advisory Agreement with the Adviser through August 31, 2010.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying condensed consolidated statement of operations:

	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Base management fee	$457	$529	$1,374	$1,664
Credit for fees received by Adviser from the portfolio companies	(2)	(348)	(87)	(1,320)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(51)	(97)	(254)	(299)
Net base management fee	$404	$84	$1,033	$45

Incentive fee	$1,060	$1,340	$3,326	$4,089
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,060)	(1,340)	(3,326)	(4,089)
Net incentive fee	$—	$—	$—	$—

Credit for fees received by Adviser from the portfolio companies	$(2)	$(348)	$(87)	$(1,380)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(51)	(97)	(254)	(299)
Incentive fee credit	(1,060)	(1,340)	(3,326)	(4,089)
Credit to base management and incentive fees from Adviser	$(1,113)	$(1,785)	$(3,667)	$(5,708)

Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Amounts included in Due to Adviser in the accompanying condensed consolidated statements of assets and liabilities were as follows:

	June 30, 2009	September 30, 2008
Unpaid base management fee to Adviser	$404	$83
Unpaid loan servicing fees to Adviser	296	374
Total Due to Adviser	$700	$457

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.  Effective in April 2006, the Adviser’s board of directors voluntarily reduced the annual servicing fee rate on the senior syndicated loans to 0.5% and such reduction remained in effective through the quarter ended June 30, 2009. For the three and nine months ended June 30, 2009 and 2008, these loan servicing fees totaled $1,410 and $4,559, and $1,598 and $4,541, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee, which is presented as the line item Base management fee in the accompanying condensed consolidated statements of operations.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Company recorded an administration fee of $218 and $285 for the three months ended June 30, 2009 and 2008, respectively, and $656 and $737, for the nine months ended June 30, 2009 and 2008, respectively.  At June 30, 2009 and September 30, 2008, the Company owed $218 and $247, respectively, of unpaid administration fees to the Adviser, which is recorded in the Fee due to Administrator in the accompanying condensed consolidated statements of assets and liabilities. On July 8, 2009, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2010.

NOTE 5. LINE OF CREDIT

On May 15, 2009, the Company, through its wholly-owned subsidiary, Gladstone Business Loan, LLC, entered into a third amended and restated credit agreement providing for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. “(KEF”) as administrative agent, replacing Deutsche Bank, A.G. as administrative agent (the “KEF Facility”).  Branch Banking and Trust Company (“BB&T”) also joined the KEF Facility as a committed lender.  In connection with entering into the KEF Facility, the Company borrowed $35,881 under the KEF Facility to make a final payment to Deutsche Bank, A.G. in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The KEF Facility may be expanded up to $200,000 through the addition of other committed lenders to the facility.  Without the addition of other committed lenders, the KEF Facility provides a total commitment of $127,000 through December 31, 2009, $102,000 from January 1, 2010 to May 11,  2010 and $77,000 thereafter.  The KEF Facility matures on May 14,  2010 and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of the maturity date on May 14, 2011.  Between the maturity date and May 14, 2011, the Company’s lenders have the right to apply all interest income to amounts outstanding under the KEF Facility. Advances under the KEF Facility will generally bear interest at the 30-day LIBOR or the commercial paper rate (subject to a minimum rate of 2%), plus 4% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of June 30, 2009, there was approximately $91,700 of borrowings outstanding under the KEF Facility at an average rate of 6.99%, and the remaining borrowing capacity under the KEF Facility was $35,300.  Available borrowings are subject to various constraints imposed under the KEF Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the KEF Facility.  After May 14, 2010, if the Facility is not renewed, all principal collections from the Company’s loans are required to be used to pay outstanding principal on the KEF Facility.

The KEF Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also limits payments of distributions. Further, the KEF Facility requires the Company to pay distributions only from estimated net investment income.  As a result of that change from its prior credit facility, the Company reduced its distribution from 14 cents per share per month to 7 cents per share per month.  See additional discussion in Note 9.

As of June 30, 2009, Business Loan was in compliance with all of the facility covenants.  Additionally, during the three months ended June 30, 2009, the Company elected to apply SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, specifically for its KEF Facility which requires the Company to apply a fair value methodology to the KEF Facility as of June 30, 2009, which is the period that this liability became eligible under SFAS No. 159.  Due to the nature of the KEF Facility being a short-term agreement and the fact that interest is based on a variable interest rate, the Company’s KEF Facility was fair valued at its approximate cost basis as of June 30, 2009.

In conjunction with entering into the KEF Facility, the Company amended a performance guaranty, which remains substantially similar to the form under the previous facility.  The loan documents require the Company to maintain a minimum net worth of $200,000 plus 50% of all equity issuances after May 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain its status as a BDC under the 1940 Act and as a RIC under the Code.  As of June 30, 2009, the Company was in compliance with all covenants under the performance guaranty.

The Company’s continued compliance with these covenants, however, depends on many factors, some of which are beyond the Company’s control.  In particular, depreciation in the valuation of its assets, which valuation is subject to changing market conditions that are presently very volatile, affects the Company’s ability to comply with these covenants.  Given the continued deterioration in the capital markets, net unrealized depreciation in the Company’s portfolio may occur in future periods and threaten the Company’s ability to comply with the covenants under the KEF Facility.  Accordingly, there are no assurances that the Company will continue to comply with these covenants.  Failure to comply with these covenants would result in a default which, if the Company is unable to obtain a waiver from the lenders, could accelerate the Company’s repayment obligations under the KEF Facility and thereby have a material adverse impact on its liquidity, financial condition, results of operations and ability to pay distributions.

The KEF Facility matures on May 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.  There can be no guarantee that the Company will be able to renew, extend or replace the KEF Facility on terms that are favorable to the Company, or at all.  The Company’s ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the KEF Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to its ability to fund investments or maintain distributions.  For instance, in connection with the establishment of the Company’s KEF Facility in May 2009, the size of the line was reduced from $162,000 under its prior facility to $127,000 under its KEF Facility and Deutsche Bank A.G., who was a committed lender under its prior credit facility elected not to participate in the KEF Facility and withdrew its commitment.  If the Company is not able to renew, extend or refinance the KEF Facility, this would likely have a material adverse effect on its liquidity and ability to fund new investments or pay distributions to its stockholders.  The Company’s inability to pay distributions could result in it failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates.  If the Company is unable to secure replacement financing, it may be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recently recorded in connection with the syndicated loan sales, which resulted in a realized loss of approximately $10,594 during the quarter ended June 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of the Company’s most recent balance sheet date, which would have a material adverse effect on its results of operations.  In addition to selling assets, or as an alternative, the Company may issue equity in order to repay amounts outstanding under the KEF Facility.  Based on the recent trading prices of its stock, such an equity offering may have a substantial dilutive impact on the Company’s existing stockholders’ interest in the Company’s earnings and assets and voting interest in it.

NOTE 6. INTEREST RATE CAP AGREEMENT

Pursuant to the its previous revolving credit facility (the “DB Facility”), the Company had an interest rate cap agreement, with an initial notional amount of $35,000 at a cost of $304 that effectively limited the interest rate on a portion of the borrowings under the line of credit.  The interest rate cap agreement expired in February 2009.

At September 30, 2008, the interest rate cap agreement had a nominal fair market value, which is recorded in other assets on the Company’s condensed consolidated statement of assets and liabilities.  The Company recorded changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s condensed consolidated statement of operations. The agreement provided that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings would be capped at 5% when the LIBOR rate was in excess of 5%.  During the three and nine months ended June 30, 2009, the Company recorded $0 and $304 of loss from the interest rate cap agreement, respectively, recorded as a realized loss on the settlement of derivative on the Company’s condensed consolidated statements of operations.  During the three and nine months ended June 30, 2008, the Company recorded $0 and $6 of income from the interest rate cap agreement, recorded as a realized gain on the settlement of derivative on the Company’s condensed consolidated statements of operations.

NOTE 7. COMMON STOCK TRANSACTIONS

Transactions in common stock were as follows:

	Shares	Total Value
Balance at September 30, 2008	21,087,574	$334,164
Shelf offering costs	—	(3)
Balance at June 30, 2009	21,087,574	$334,161

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per common share resulting from operations per share for the three and nine months ended June 30, 2009 and 2008:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(788)	$2,809	$389	$(7,194)
Denominator for basic and diluted shares	21,087,574	21,087,574	21,087,574	19,237,203
Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.04)	$0.13	$0.02	$(0.37)

NOTE 9. DISTRIBUTIONS

Distributions

The following table lists the per share distributions paid for the three and nine months ended June 30, 2009 and 2008:

Fiscal Year	Record Date	Payment Date	Distribution per Share
2009	June 22, 2009	June 30, 2009	$0.07
	May 29, 2009	June 11, 2009	$0.07
	April 27, 2009	May 8, 2009	$0.07
	March 23, 2009	March 30, 2009	$0.14
	February 19, 2009	February 27, 2009	$0.14
	January 22, 2009	January 31, 2009	$0.14
	December 22, 2008	December 31, 2008	$0.14
	November 19, 2008	November 28, 2008	$0.14
	October 23, 2008	October 31, 2008	$0.14
		Total	$1.05

2008	June 20, 2008	June 30, 2008	$0.14
	May 21, 2008	May 30, 2008	$0.14
	April 22, 2008	April 30, 2008	$0.14
	March 21, 2008	March 31, 2008	$0.14
	February 21, 2008	February 29, 2008	$0.14
	January 23, 2008	January 31, 2008	$0.14
	December 20, 2007	December 31, 2007	$0.14
	November 21, 2007	November 30, 2007	$0.14
	October 23, 2007	October 31, 2007	$0.14
		Total	$1.26

Aggregate distributions declared and paid for the nine months ended June 30, 2009 and 2008 were approximately $22,142 and $24,523, respectively.  All distributions were declared based on estimates of net investment income for the respective fiscal years, and some of the distributions include a return of capital.

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

The following GAAP estimates were made by the Board of Directors during the quarter ended June 30, 2009:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
June 30, 2009	$0.073	$(0.003)	$0.070
May 31, 2009	0.090	(0.020)	0.070
April 30, 2009	0.090	(0.020)	0.070

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital.  Subsequent to the quarter ended June 30, 2009, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
June 30, 2009	$0.070	$—	$0.070
May 31, 2009	0.090	(0.020)	0.070
April 30, 2009	0.097	(0.027)	0.070

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
September 30, 2009	$0.086	$(0.016)	$0.070
August 31, 2009	0.087	(0.017)	0.070
July 31, 2009	0.089	(0.019)	0.070

NOTE 10. COMMITMENT AND CONTINGENCIES

At June 30, 2009, the Company was not party to any signed term sheets for potential investments.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated all events that have occurred subsequent to June 30, 2009 through the date of the filing of this Form 10-Q on August 3, 2009.

Distributions

In July 2009, the Company’s Board of Directors declared the following monthly cash distributions:

Record Date	Payment Date	Distribution per Share
September 22, 2009	September 30, 2009	$0.070
August 21, 2009	August 31, 2009	$0.070
July 23, 2009	July 31, 2009	$0.070

Investment Activity

Subsequent to June 30, 2009, the Company extended approximately $230 of revolver draws and additional investments to existing portfolio companies.  The Company also received approximately $8,644 from scheduled and unscheduled loan repayments and syndicated loan sales.

The Company entered into an agreement to sell the John Henry syndicated loan that was held in its portfolio of investments at June 30, 2009 to an investor in the syndicated loan market.  The loan had a cost value of approximately $8,000 and fair value of $6,400.  On August 3, 2009, the Company closed the sale of the loan for $6,389 in net proceeds.  This loan is included in the Company’s condensed consolidated assets as of June 30, 2009 and the loan is valued at the sales price.

Renewal of Advisory Agreement

On July 8, 2009, the Company’s Board of Directors approved the renewal of the Advisory Agreement with the Adviser and its Administration Agreement with the Administrator through August 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data or unless otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended September 30, 2008.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, we may acquire from others existing loans that meet this profile. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).  In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  On July 31, 2009, the closing market price of our common stock was $10.02, which price represented a 16% discount to our June 30, 2009 net asset value (“NAV”) per share.  When our stock is trading below NAV, as it has consistently traded subsequent to September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.  At our annual meeting of stockholders held on February 19, 2009, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

The economic downturn may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility.  For the nine months ended June 30, 2009, we recorded net unrealized appreciation on our portfolio of investments of $194.  We may see decreases in the value of our portfolio, which will further limit our ability to borrow under our current credit facility.  Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth requirements which are affected by the decrease in value of our portfolio.  Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under the credit facility.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access for some time.  For so long as this is the case, our near-term strategy will be focused primarily on retaining capital and building the value of our existing portfolio companies to increase the likelihood of maintaining potential future returns.  We will also, where prudent and possible, consider the sale of lower-yielding investments.  This has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control.  As capital constraints improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

Use of Internally-Developed Discount Cash Flow Methodologies

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. The Financial Accounting Standards Board (“FASB”) Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”), provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market.  Under FSP No. 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or amongst market participants, or the prices are not current. The marketplace for which we obtain indicative bids for purposes of determining fair value for our syndicated loan investments have recently shown these attributes of illiquidity.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, our valuation procedures specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available. However, due to the market illiquidity and the lack of transactions during the nine months ended June 30, 2009, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated loans were unreliable and alternative procedures would need to be performed until liquidity returns to the marketplace.  As such, we have valued the syndicated loans that were not sold subsequent to June 30, 2009 using a DCF method for the quarter ended June 30, 2009.  As of June 30, 2009, the portion of our investment portfolio that was valued using DCF was approximately $12,617, or 3.8% of the fair value of our total portfolio of investments.

Investment Highlights

Purchases: During the nine months ended June 30, 2009, we extended $24,711 of investments to existing portfolio companies through revolver draws or the additions of new term notes.  The most substantial investments were to United Maritime, Saunders & Associates, Lindmark, VantaCore and GFRC.

Repayments: During the nine months ended June 30, 2009, three borrowers refinanced their loans for $14,075, three borrowers made unscheduled payoffs of $8,653, one borrower made an unscheduled partial payoff of $2,500, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule for an aggregate of $18,191, for total principal repayments of $43,419.

Sales: During the nine months ended June 30, 2009, we sold 1 non-syndicated loan and 16 syndicated loans (which resulted in our exit from 7 portfolio companies) for an aggregate of $41,962 in net proceeds.

Since our initial public offering in August 2001, we have made 260 different loans to, or investments in, 126 companies for a total of approximately $952,013, before giving effect to principal repayments on investments and divestitures.

Financing Highlights

On May 15, 2009 we, through our wholly-owned subsidiary Gladstone Business Loan, LLC (“Business Loan”), entered into a third amended and restated credit agreement providing for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent, replacing Deutsche Bank, A.G. as administrative agent (the “KEF Facility”).  Branch Banking and Trust Company (“BB&T”) also joined the KEF Facility as a committed lender.  In connection with entering into the KEF Facility, we borrowed $35,881 under the KEF Facility to make a final payment to Deutsche Bank, A.G. in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The KEF Facility may be expanded up to $200,000 through the addition of other committed lenders to the facility.  Without the addition of other committed lenders, the KEF Facility provides a total commitment of $127,000 through December 31, 2009, $102,000 from January 1, 2010 to May 11, 2010, and $77,000 thereafter.  The KEF Facility matures on May 14, 2010, and if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of the maturity date on May 14, 2011.  Advances under the KEF Facility will generally bear interest at the 30-day LIBOR or commercial paper rate (subject to a minimum rate of 2%), plus 4% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of June 30, 2009, there was approximately $91,700 of borrowings outstanding on the KEF Facility at an average rate of 6.99%, and the remaining borrowing capacity under the KEF Facility was $35,300.  Available borrowings are subject to various constraints imposed under the KEF Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the KEF Facility.  After May 14, 2010, if the KEF Facility is not renewed, all principal collections from our loans are required to be used to pay outstanding principal on the KEF Facility.

During the three months ended June 30, 2009, we elected to apply SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, specifically for our KEF Facility, which requires us to apply a fair value methodology to the KEF Facility as of June 30, 2009, which is the period that this liability became eligible under SFAS No. 159.  Due to the nature of the KEF Facility being a short-term agreement and the fact that interest is based on a variable interest rate, the KEF Facility was fair valued at its approximate cost basis as of June 30, 2009.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Investment Income

Investment income for the three months ended June 30, 2009 was $10,598, as compared to $11,420 for the three months ended June 30, 2008.

Interest income from our aggregate investment portfolio was $10,480 for the three months ended June 30, 2009, as compared to $11,236 for the three months ended June 30, 2008.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments decreased $756, or 6.7%, during the three months ended June 30, 2009 compared to the prior year period.  This decrease was based on the overall reduction in the cost basis of our investments, resulting primarily from the sale of 15 syndicated loans and one-non syndicated loan during the quarter, partially offset by a slight increase in the weighted average yield on our portfolio.  The annualized weighted average yield on our portfolio was 10.4% for the three months ended June 30, 2009 as compared to 10.1% for the prior year period.  During the three months ended June 30, 2009, three investments, for an aggregate of approximately $10,659 at cost, or 2.8% of the aggregate cost of our investment portfolio, were on non-accrual and during the prior year period, three investments, for an aggregate of approximately $8,424 at cost, or 1.9% of the aggregate cost of our investment portfolio, were on non-accrual.

Interest income from Non-Control/Non-Affiliate investments was $9,726 for the three months ended June 30, 2009, as compared to $11,220 for the comparable prior year period.  This decrease resulted from an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at June 30, 2009 compared to the prior year period.  The success fees earned during the three months ended June 30, 2009 and 2008, included in interest income, were $123 and $0, respectively.   Success fees earned during the three months ended June 30, 2009 resulted from a refinancing by ActivStyle.

Interest income from Control investments was $754 for the three months ended June 30, 2009, as compared to $16 in the comparable prior year period.  The increase is attributable to three additional Control investments held during the quarter ended June 30, 2009, which were converted from Non-Control/Non-Affiliate investments, as compared to the prior year period.

The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Three months ended June 30, 2009

Company	Interest Income	% of Total
Sunshine Media	$839	8.0%
Reliable Biopharma	768	7.3%
Westlake Hardware	600	5.7%
Clinton Aluminum	470	4.5%
VantaCore	418	4.0%
Subtotal	3,095	29.5%
Other companies	7,385	70.5%
Total interest income	$10,480	100.0%

Three months ended June 30, 2008

Company	Interest Income	% of Total
Reliable Biopharma	$758	6.7%
Sunshine Media	693	6.2%
Defiance Acquisition	674	6.0%
Westlake Hardware	521	4.6%
Clinton Aluminum	470	4.2%
Subtotal	$3,116	27.7%
Other companies	8,120	72.3%
Total interest income	$11,236	100.0%

Interest income from invested cash for the three months ended June 30, 2009 was nominal, as compared to $38 for the three months ended June 30, 2008.  Interest income decreased from the prior year due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the three months ended June 30, 2009 and June 30, 2008, was $118.

Prepayment fees and other income for the three months ended June 30, 2009 was $0 compared to $28 for the three months ended June 30, 2008.  The income for the prior period consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers to the base management and incentive fees, were $5,163 for the three months ended June 30, 2009, as compared to $4,723 for the three months ended June 30, 2008. Operating expenses for the three months ended June 30, 2009 reflected an increase in amortization of deferred financing fees incurred in connection with the previous revolving credit facility with Deutsche Bank AG (the “DB Facility”) and the new KEF Facility.

Interest expense for the three months ended June 30, 2009 was $1,811, as compared to $1,771 for the three months ended June 30, 2008.  This increase is primarily a result of higher weighted average annual interest cost, which is determined by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

Loan servicing fees for the three months ended June 30, 2009 were $1,410, as compared to $1,598 for the three months ended June 30, 2008.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.

Base management fee for the three months ended June 30, 2009 was $457, as compared to $529 for the three months ended June 30, 2008.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed on December 2, 2008, and is summarized in the table below:

	Three months ended
	June 30, 2009	June 30, 2008
Base management fee (1)	$457	$529
Credit for fees received by Adviser from the portfolio companies	(2)	(348)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(51)	(97)
Net base management fee	$404	$84

(1)          Base management fee is net of loan servicing fees per the terms of the Amended Advisory Agreement.

(2)          The board of our Adviser voluntarily and irrevocably waived, for the three months ended June 30, 2009 and 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the three months ended June 30, 2009 was $1,060, as compared to $1,340 for the three months ended June 30, 2008.  The board of our Adviser waived the entire incentive fee for the three months ended June 30, 2009 and 2008.  The incentive fee and associated credits are summarized in the table below:

	Three months ended
	June 30, 2009	June 30, 2008
Incentive fee	$1,060	$1,340
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,060)	(1,340)
Net incentive fee	$—	$—

Administration fee for the three months ended June 30, 2009 was $218 as compared to $285 for the three months ended June 30, 2008. The decrease in the current year period is due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements.  The calculation of the administrative fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed on December 2, 2008.

Other operating expenses (including professional fees, deferred financing fees, stockholder related costs, director’s fees, insurance and other direct expenses) increased over the prior year period driven by amortization of additional fees incurred with amending our previous Deutsche Bank facility and entering into the new KEF Facility and legal fees incurred in connection with troubled loans in the current period.

Net Realized Loss on Investments

During the three months ended June 30, 2009, we realized a net loss of $10,594, as compared to a net loss of $86 for the three months ended June 30,  2008.  The loss in the current period resulted from the sale of 15 syndicated loans and one non-syndicated loan.

Realized (Loss) Gain on Settlement of Derivative

During the three months ended June 30, 2009, we did not realize a gain or loss on settlement of derivative as the interest rate cap expired in February 2009 and we therefore did not receive any interest rate cap agreement payments during that period.  During the three months ended June 30, 2008, we received a nominal interest rate cap agreement payments as a result of the one-month LIBOR having a downward trend.  We received payments when the one-month LIBOR was over 5%.

Net Unrealized Appreciation (Depreciation) on Derivative

Net unrealized appreciation (depreciation) on derivative is the net change in the fair value of our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the three months ended June 30, 2009, we did not record unrealized appreciation on derivative as the interest rate cap expired in February 2009.  For the three months ended June 30, 2008, we recorded a nominal unrealized depreciation due to a decrease in the fair market value of our interest rate cap agreement.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the three months ended June 30, 2009, we recorded net unrealized appreciation on investments of $4,371, as compared to unrealized depreciation of ($3,802) for the prior year period.  The unrealized appreciation in the current period is mainly attributable to the following:

•	Control investments	$(2,703)
•	Non-Control/Non-Affiliate investments	(2,067)
•	Reversal of previously unrealized depreciation upon realization of losses	9,141
	Total	$4,371

Net (Decrease) Increase in Net Assets Resulting from Operations

Overall, we realized a net decrease in net assets resulting from operations of $788 for the three months ended June 30, 2009.  Based on a weighted-average of 21,087,574 basic and diluted common shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended June 30, 2009 was $0.04, basic and diluted.  For the three months ended June 30, 2008, we realized a net increase in net assets resulting from operations of $2,809.  Based on a weighted-average of 21,087,574 basic and diluted common shares outstanding, our net increase in net assets from operations per weighted-average common share for the three months ended June 30, 2008 was $0.13 basic and diluted.

Comparison of the Nine Months Ended June 30, 2009 to the Nine Months Ended June 30, 2008

Investment Income

Investment income for the nine months ended June 30, 2009 was $33,335, as compared to $34,172 for the nine months ended June 30, 2008.

Interest income from our aggregate investment portfolio was $32,972 for the nine months ended June 30, 2009, as compared to $33,499 for the nine months ended June 30, 2008.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments decreased $527, or 1.6%, during the nine months ended June 30, 2009 compared to the prior year period.  This decrease was based on the overall reduction in the cost basis of our investments, resulting primarily from the sale of 16 syndicated loans and one-non syndicated loan during the period, as well as a slight decrease in the weighted average yield on our portfolio.  The annualized weighted average yield on our portfolio was 10.0% for the nine months ended June 30, 2009 as compared to 10.5% for the nine months ended June 30, 2008.  During the nine months ended June 30, 2009, three investments were on non-accrual , for an aggregate of approximately $10,659 at cost, or 2.8% of the aggregate cost of our investment portfolio and during the prior year period, three investments were on non-accrual for an aggregate of approximately $8,424 at fair value, or 1.9% of the aggregate fair value of our investment portfolio.

Interest income from Non-Control/Non-Affiliate investments was $31,716 for the nine months ended June 30, 2009, as compared to $33,454 for the comparable prior year period.  This decrease resulted from an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at June 30, 2009 compared to the prior year period.  The success fees earned during the nine months ended June 30, 2009 and 2008, included in interest income, were $145 and $846, respectively.  Success fees earned during the nine months ended June 30, 2009 resulted from refinancings by ActivStyle and It’s Just Lunch.  Success fees earned during the nine months ended June 30, 2008 resulted from refinancings by Defiance and Westlake Hardware.

Interest income from Control investments was $1,256 for the nine months ended June 30, 2009, as compared to $45 in the comparable prior year period.  The increase is attributable to three additional Control investments held during the nine months ended June 30, 2009, which were converted from Non-Control/Non-Affiliate investments, as compared to the prior year period.

The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Nine months ended June 30, 2009

Company	Interest Income	% of Total
Sunshine Media	$2,506	7.6%
Reliable Biopharma	2,298	7.0%
Westlake Hardware	1,810	5.5%
Clinton Aluminum	1,411	4.3%
VantaCore	1,276	3.9%
Subtotal	$9,301	28.2%
Other companies	23,671	71.8%
Total interest income	$32,972	100.0%

Nine months ended June 30, 2008

Company	Interest Income	% of Total
Westlake Hardware	$2,245	6.7%
Sunshine Media	2,096	6.3%
Reliable Biopharma	2,090	6.2%
Clinton Aluminum	1,427	4.3%
Defiance Acquisition	1,071	3.2%
Subtotal	$8,929	26.7%
Other companies	24,570	73.3%
Total interest income	$33,499	100.0%

Interest income from invested cash for the nine months ended June 30, 2009 was $11, as compared to $285 for the nine months ended June 30, 2008.  Interest income came from the following sources:

	Nine months ended
	June 30, 2009	June 30, 2008
Interest earned on Gladstone Capital account (1)	$—	$50
Interest earned on Business Loan custodial account (2)	10	164
Interest earned on Gladstone Financial account (3)	1	71
Total interest income from invested cash	$11	$285

(1)   Interest earned on our Gladstone Capital account during the nine months ended June 30, 2008 resulted from proceeds received from the equity offerings done during the nine month period that were held in the account prior to being invested or used to pay down the line of credit.

(2)   Interest earned on our Business Loan custodial account during the nine months ended June 30, 2008 resulted from large cash amounts held in the account prior to disbursement.  During this nine month period, we had $107,442 of originations to new portfolio companies.

(3)   Interest earned on our Gladstone Financial account during the nine months ended June 30, 2008 resulted from the U.S. Treasury bill that was held with an original maturity of six months.

Interest income from loans to our employees, in connection with the exercise of employee stock options, for the nine months ended June 30, 2009 and June 30, 2008, was $352 and $354, respectively.

Prepayment fees and other income for the nine months ended June 30, 2009 was $0 compared to $34 for the nine months ended June 30, 2008.  The income for the prior period consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers to the base management and incentive fees, were $16,463 for the nine months ended June 30, 2009, as compared to $13,729 for the nine months ended June 30, 2008. Operating expenses for the nine months ended June 30, 2009 reflected a significant increase in amortization of deferred financing fees incurred connection with the DB Facility and the new KEF Facility.

Interest expense for the nine months ended June 30, 2009 was $6,288, as compared to $5,982 for the nine months ended June 30, 2008.  This increase is primarily a result of higher weighted average annual interest cost, which is determined by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

Loan servicing fees for the nine months ended June 30, 2009 were $4,559, as compared to $4,541 for the nine months ended June 30, 2008.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of the portfolio.

Base management fee for the nine months ended June 30, 2009 was $1,374 as compared to $1,664 for the nine months ended June 30, 2008.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in

Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed on December 2, 2008, and is summarized in the table below:

	Nine months ended
	June 30, 2009	June 30, 2008
Base management fee (1)	$1,374	$1,664
Credit for fees received by Adviser from the portfolio companies	(87)	(1,320)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(254)	(299)
Net base management fee	$1,033	$45

(1)   Base management fee is net of loan servicing fees per the terms of the Amended Advisory Agreement.

(2)   The board of our Adviser voluntarily and irrevocably waived, for the nine months ended June 30, 2009 and 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Incentive fee for the nine months ended June 30, 2009 was $3,326, as compared to $4,089 for the nine months ended June 30, 2008.  The board of our Adviser waived the entire incentive fee for the nine months ended June 30, 2009 and June 30, 2008.  The incentive fee and associated credits are summarized in the table below:

	Nine months ended
	June 30, 2009	June 30, 2008
Incentive fee	$3,326	$4,089
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(3,326)	(4,089)
Net incentive fee	$—	$—

Administration fee for the nine months ended June 30, 2009 was $656 as compared to $737 for the nine months ended June 30, 2008. The decrease is due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements.  The calculation of the administrative fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed on December 2, 2008.

Other operating expenses (including professional fees, deferred financing fees, stockholder related costs, director’s fees, insurance and other direct expenses) increased over the prior year period driven by amortization of additional fees incurred with amending the DB Facility and entering into the new KEF Facility and legal fees incurred in connection with troubled loans in the current period.

Net Realized Loss on Investments

During the nine months ended June 30, 2009, we realized a net loss of $14,325, as compared to a loss of $86 for the nine months ended June 30, 2008.  The loss in the current period consisted of $12,352 loss from the sale of 16 syndicated loans and one non-syndicated loan and a $2,000 write-off of a portion of the Greatwide second lien syndicated loan,  partially offset by a $27 gain from the Country Road payoff.

Realized (Loss) Gain on Settlement of Derivative

During the nine months ended June 30, 2009, we realized a loss of $304 due to the expiration of the interest rate cap in February 2009.  We did not receive any interest rate cap agreement payments during that period as a result of the one-month LIBOR having a downward trend.  During the three months ended June 30, 2008, we received interest rate cap agreement payments of only $6 as a result of the one-month LIBOR having a downward trend.  We receive payments when the one-month LIBOR is over 5%.

Net Unrealized Appreciation (Depreciation) on Derivative

Net unrealized appreciation (depreciation) on derivative is the net change in the fair value of our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the nine months ended June 30, 2009, we recorded unrealized appreciation on derivative of $304, which resulted from the reversal of previously recorded unrealized depreciation when the loss was realized during the three months ended March 31, 2009.  For the nine months ended June 30, 2008, we recorded unrealized depreciation of $12 due to a decrease in the fair market value of our interest rate cap agreement.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the nine months ended June 30, 2009, we recorded net unrealized depreciation on investments of $2,158, as compared to net unrealized depreciation of $27,545, for the prior year period.  The unrealized depreciation is mainly attributable to the net decrease in fair value on our portfolio, most notably in the following:

•	Control investments	$10
•	Non-Control/Non-Affiliate investments	(14,454)
•	Reversal of previously unrealized depreciation upon realization of losses	12,286
	Total	$(2,158)

We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 86% of cost as of June 30, 2009.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Increase (Decrease) in Net Assets Resulting from Operations

Overall, we realized a net increase in net assets resulting from operations of $389 for the nine months ended June 30, 2009.  Based on a weighted-average of 21,087,574 basic and diluted common shares outstanding, our net decrease in net assets from operations per weighted-average common share for the nine months ended June 30, 2009 was $0.02, basic and diluted.  For the nine months ended June 30, 2008, we realized a net decrease in net assets resulting from operations of $ 7,194.  Based on a weighted-average of 19,237,203 basic and diluted common shares outstanding, our net decrease in net assets from operations per weighted-average common share for the nine months ended June 30, 2008 was $0.37 basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

At June 30, 2009, we had investments in debt securities of, or loans to, 51 private companies, totaling approximately $386,128 (cost basis) of total assets.  During the nine months ended June 30, 2009 and June 30, 2008, the following investment activity occurred:

Quarter Ended	New Investments (1)	Principal Repayments (2)	Investments Sold	Net Loss on Disposal
June 30, 2009	$7,582	$15,439	$39,750	$(10,594)
March 31, 2009	8,427	13,053	—	(2,000)
December 31, 2008	8,702	14,927	2,212	(1,731)
	$24,711	$43,419	$41,962	$(14,325)

June 30, 2008	$43,678	$40,755	$—	$(86)
March 31, 2008	20,483	3,000	—	—
December 31, 2007	73,341	4,047	—	—
	$137,502	$47,802	$—	$(86)

(1)   New Investments

During the nine months ended June 30, 2009, we extended $24,711 of investments to existing portfolio companies through revolver draws or the additions of new term notes.  The most substantial investments were to United Maritime, Saunders & Associates, Lindmark, VantaCore and GFRC.

During the nine months ended June 30, 2008, we extended, directly or through participations, $107,442 of loan originations to nine new portfolio companies, in one instance receiving a common equity warrant, and $30,060 of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total new investments of $137,502.   The originations of loans to new portfolio companies by quarter were as follows:

Quarter ended	Originations	Companies	Description
June 30, 2008	$35,750	3	Saunders, Legend and BAS Broadcasting
March 31, 2008	13,700	1	ACE Expediters
December 31, 2007	57,992	5	Interfilm, Reliable, Lindmark, GS Maritime and GFRC
Total	$107,442	9

(2)   Principal Repayments

During the nine months ended June 30, 2009, three borrowers refinanced their loans for $14,075, three borrowers made unscheduled payoffs of $8,653, one borrower made an unscheduled partial payoff of $2,500, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of $18,191, for total principal repayments of $43,419.  The refinancings/payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
June 30, 2009	Payoff	1	Multi-Ag Media
	Partial payoff	1	Saunders & Associates Line of Credit
	Refinancing	1	ActivStyle
March 31, 2009	Refinancing	2	ACE Expediters and Sunburst Media
December 31, 2008	Payoff	2	Country Road and Community Media

During the nine months ended June 30, 2008, three borrowers made payments in full ahead of contractual maturity for an aggregate of $25,073, two borrowers made unscheduled partial payoffs for an aggregate of $3,560, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule of an aggregate $19,169, for total principal repayments of $47,802.  The total and partial payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
June 30, 2008	Repaid in full ahead of maturity	3	Reading Broadcasting, Macfadden Performing Arts and SCS Acquisition Corp.
	Partial payoff	1	Anitox – Senior Real Estate Term Debt
March 31, 2008	Partial payoff	1	Risk Metrics – Senior Subordinated Term Debt
December 31, 2007	None	—

(3)   Investments Sold

During the nine months ended June 30, 2009, we sold 1 non-syndicated loan and 16 syndicated loans (which resulted in our exit from 7 portfolio companies) for an aggregate of $41,962 in net proceeds.  The sales by quarter were as follows:

Quarter ended	Sales	Companies	Description
June 30, 2009	$39,750	8	See breakout below
March 31, 2009	—	—
December 31, 2008	2,212	—	One syndicated sale partially exited (Greatwide Senior Term Debt)
Total	$41,962	8

The sales for the quarter ended June 30, 2009 are summarized below:

Companies exited	Loans		Proceeds
		Non-syndicated sale fully exited
1	1	It’s Just Lunch - Senior Term Debt	$4,241

		Syndicated sales fully exited
1	1	AKQA - Senior Term Debt	$8,233
2	2	Bresnan Communications, LLC - Senior Term Debt	2,621
2	3	Bresnan Communications, LLC - Senior Subordinated Term Debt	1,087
3	4	Emdeon Business Services, Inc. - Senior Term Debt	2,000
3	5	Emdeon Business Services, Inc. - Senior Subordinated Term Debt	1,460
4	6	Harrington Holdings, Inc. - Senior Term Debt	2,059
4	7	Harrington Holdings, Inc. - Senior Subordinated Term Debt	3,045
5	8	RedPrairie Holding, Inc. - Senior Term Debt	3,045
5	9	RedPrairie Holding, Inc. - Senior Subordinated Term Debt	1,488
6	10	RiskMetrics Group Holdings, LLC - Senior Term Debt	1,761
7	11	United Maritime - Senior Subordinated Term Debt	4,860
		Total syndicated sales fully exited	$31,659

		Syndicated sales partially exited
—	1	CHG Companies, Inc. - Letter of Credit	333
—	2	CHG Companies, Inc. - Senior Term Debt	1,262
—	3	GTM Holdings, Inc. - Senior Term Debt	271
—	4	Wesco Holdings, Inc. - Senior Term Debt	1,984
		Total syndicated sales partially exited	$3,850

8	16	Total loan sales	$39,750

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending September 30:	2009	$11,465
For the fiscal year ending September 30:	2010	42,873
	2011	94,731
	2012	90,650
	2013	121,808
	2014	11,738
	Thereafter	6,851
	Total Contractual Repayments	$380,116
	Investments in Equity Securities	5,477
	Unamortized premiums, discounts and investment acquisition costs on debt securities	535
	Total	$386,128

Net cash provided by operating activities for the nine months ended June 30, 2009, consisting primarily of the items described in “—Results of Operations” and the investment activity described above, was $81,653 as compared to net cash used in operating activities of $72,430 for the nine months ended June 30, 2008.

Investing Activities

Net cash provided by investing activities for the nine months ended June 30, 2008 was $2,484, which resulted from the redemption of the U.S. Treasury bill held by Gladstone Financial.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2009 was $83,580 and mainly consisted of net payments on the KEF Facility of $59,330, distribution payments of $22,142, and financing fees of $2,109 associated with the new credit facility, which was entered into on May 15, 2009.  Net cash provided by financing activities for the nine months ended June 30, 2008 was $66,533 and consisted of two offerings of common stock for net proceeds of $106,226, partially offset by net repayments on our line of credit of $11,350 and distribution payments of $24,523.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Further, our KEF Facility requires us to pay distributions only from estimated net investment income.  In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for April, May and June 2009.  In July 2009, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August and September 2009.

Issuance of Equity

During fiscal year 2007, we filed a registration statement on Form N-2 (File No. 333-143027) (the “Registration Statement”) with the SEC that permits us to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, or debt securities, of which to date we have issued $123,800 in common stock, which leaves a remaining capacity of $176,200.

We anticipate issuing equity securities to obtain additional capital in the future.  However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all.  Additionally, when our common stock is trading below NAV, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner.  Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors.  As of June 30, 2009, our NAV per share was $11.86 and our closing market price was $7.53 per share.  To the extent that our common stock continues to trade at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering.  The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1.  To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 19, 2009, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale.

Revolving Credit Facility

On May 15, 2009 we, through our wholly-owned subsidiary Business Loan, entered into the KEF Facility.  BB&T also joined the KEF Facility as a committed lender.  In connection with entering into the KEF Facility, we borrowed $35,881 under the KEF Facility to make a final payment to Deutsche Bank, A.G. in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The KEF Facility may be expanded up to $200,000 through the addition of other committed lenders to the facility.  Without the addition of other committed lenders, the KEF Facility provides a total commitment of $127,000 through December 31, 2009, $102,000 from January 1, 2010 to May 11, 2010, and $77,000 thereafter.  The KEF Facility matures on May 14, 2010, and if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of the maturity date on May 14, 2011.  Advances under the KEF Facility will generally bear interest at the 30-day LIBOR or commercial paper rate (subject to a minimum rate of 2%), plus 4% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of June 30, 2009, there was approximately $91,700 of borrowings outstanding on the KEF Facility at an average rate of 6.99%, and the remaining borrowing capacity under the KEF Facility was $35,300.  Available borrowings are subject to various constraints imposed under the KEF Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the KEF Facility.  After May 14, 2010, if the KEF Facility is not renewed, all principal collections from our loans are required to be used to pay outstanding principal on the KEF Facility.

The KEF Facility contains covenants that require Business Loan to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also limits payments of distributions. Further, the KEF Facility requires us to pay distributions only from estimated net investment income.  As of June 30, 2009, Business Loan was in compliance with all of the facility covenants.  Additionally, during the three months ended June 30, 2009, we elected to apply SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, specifically for the KEF Facility which requires us to apply a fair value methodology to the KEF Facility as of June 30, 2009, which is the period that this liability became eligible under SFAS No. 159.  Due to the nature of the KEF Facility being a short-term agreement and the fact that interest is based on a variable interest rate, the KEF Facility was fair valued at its approximate cost basis as of June 30, 2009.

In conjunction with entering into the KEF Facility, we amended a performance guaranty, which remains substantially similar to the form under the previous facility.  The loan documents require us to maintain a minimum net worth of $200,000 plus 50% of all equity issuances after May 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain our status as a BDC under the 1940 Act and as a RIC under the Code.  As of June 30, 2009, we were in compliance with all covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control.  In particular, depreciation in the valuation of its assets, which valuation is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants.  Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may occur in future periods and threaten our ability to comply with the covenants under our KEF Facility.  Accordingly, there are no assurances that we will continue to comply with these covenants.  Failure to comply with these covenants would result in a default which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the KEF Facility and thereby have a material adverse impact on its liquidity, financial condition, results of operations and ability to pay distributions.

The KEF Facility matures on May 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.  Between the maturity date and May 14, 2011, our lenders have a right to apply all interest income to amounts outstanding under the KEF Facility.  There can be no guarantee that we will be able to renew, extend or replace the KEF Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the KEF Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to its ability to fund investments or maintain distributions.  For instance, in connection with the establishment of the KEF Facility in May 2009, the size of the line was reduced from $162,000 under our prior facility to $127,000 under the KEF Facility, and Deutsche Bank A.G., who was a committed lender under our prior credit facility elected not to participate in the KEF Facility and withdrew its commitment.  If we are not able to renew, extend or refinance the KEF Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders.  Our inability to pay distributions could result in it failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates.  If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recently recorded in connection with the syndicated loan sales, which resulted in a realized loss of approximately $10,594 during the quarter ended June 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on its results of operations.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the KEF Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in it.

Contractual Obligations

As of June 30, 2009, we were not party to any signed term sheets for potential investments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of June 30, 2009.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates.  We have identified our investment valuation process, which was amended during the nine months ended June 30, 2009, as our most critical account policy.

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

In September 2006, the FASB issued SFAS No.  157, which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We adopted SFAS No. 157 on October 1, 2008. In part, SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•                  Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•                  Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•                  Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.

Refer to Note 3 in the accompanying condensed consolidated financial statements for additional information regarding fair value measurements and our adoption of SFAS No. 157.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows. The use of a DCF methodology follows that prescribed by FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.  The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt or equity securities, or both; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both.

(1)   Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid in kind (“PIK”) interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “---Credit Information,” the risk ratings of the loans described below under “---Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the assessment by our Board of Directors, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying condensed consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)   Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both: The fair value of these investments is determined based on the total enterprise value of the company utilizing a liquidity waterfall approach under SFAS No. 157. For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with SFAS No.  157, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under the liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under SFAS No. 157 if we have the ability to initiate a sale of a portfolio company as of the measurement date.  Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  discounted cash flow or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity -like securities.  If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE or, if that is unavailable, a DCF valuation technique.

(3)   Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both: We value Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with SFAS No. 157, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS No. 157). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity and equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we value the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach as described above.

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

•      DCF and other relevant factors.

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

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. Our risk rating, on the other hand, has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from an NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on an NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At June 30, 2009, two Non-Control/Non-Affiliate investments and one Control investment were on non-accrual.  At September 30, 2008 one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2009 and September 30, 2008, representing approximately 94% of all loans in our portfolio at the end of each period:

Rating	Jun. 30, 2009	Sept. 30, 2008
Average	7.2	7.3
Weighted Average	7.0	7.0
Highest	9.0	9.0
Lowest	5.0	5.0

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at June 30, 2009 and September 30, 2008, representing approximately 2% of all loans in our portfolio at the end of each period:

Rating	Jun. 30, 2009	Sept. 30, 2008
Average	7.0	6.6
Weighted Average	7.0	6.7
Highest	7.0	7.0
Lowest	7.0	6.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at June 30, 2009 and September 30, 2008, representing approximately 4% of all loans in our portfolio at the end of each period:

Rating	Jun. 30, 2009	Sept.30, 2008
Average	CCC/Caa2	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	B-/B3	BB/Ba3
Lowest	D/C	CC/C

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest.  At June 30, 2009, two Non-Control/Non-Affiliate investments and one Control investment were on non-accrual with an aggregate cost basis of approximately $10,659 or 2.8% of the cost basis of all investments in our portfolio.  At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with an aggregate cost basis of approximately $13,098 at September 30, 2008, or 2.8% of the cost basis of all investments in our portfolio.  Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment.

Paid in Kind Interest

We may hold loans in our portfolio which contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash.  As of June 30, 2009, one loan in our portfolio bore PIK interest.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  As of June 30, 2009, our portfolio consisted of the following:

81%	variable rates with a floor
2%	variable rates with a floor and ceiling
13%	variable rates without a floor or ceiling
4%	fixed rate
100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2009 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the SEC on December 2, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed by us with the SEC on December 2, 2008, and the Quarterly Reports on Form 10-Q for the quarters ended December 31, 2008 and March 31, 2009, as filed with the SEC on February 3, 2009 and May 5, 2009, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ GRESFORD GRAY
Gresford Gray
Chief Financial Officer

Date: August 3, 2009

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

10.1

Third Amended and Restated Credit Agreement dated as of May 15, 2009 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the CP Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed May 19, 2009.

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