Form 10-K
period 2009-09-30
GLADSTONE CAPITAL CORP
filed 2009-11-23
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☐ NO ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2009, based on the closing price on that date of $6.26 on the Nasdaq Global Select Market, was $123,940,569. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 21,087,574 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of November 23, 2009.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE CAPITAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2009

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21 of the Securities Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) changes in our business strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; and (8) those factors described in the “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

PART I

(Dollar amounts in thousands, unless otherwise indicated)

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Capital Corporation and its wholly-owned subsidiaries unless the context otherwise indicates.

Item 1. Business

Overview

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and completed our initial public offering on August 24, 2001. We operate as a closed-end, non-diversified management investment company, and we have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ( the “1940 Act”).  In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, or individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, we may acquire from others existing loans that meet this profile.  We also seek to provide our stockholders with long-term capital growth through appreciation in the value of warrants or other equity instruments that we may receive when we make loans.

We seek to invest in small and medium-sized private U.S. businesses that meet certain criteria, including some but not necessarily all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity positions, if any.  We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights.  We seek to lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

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

•                  Senior Subordinated Notes.  We seek to invest a portion of our assets in senior subordinated notes, which include second lien notes.  Holders of senior subordinated notes are subordinated to the rights of holders of senior debt in their right to receive principal and interest payments or, in the case of last out tranches of senior debt, liquidation proceeds from the borrower.  As a result, senior subordinated notes are riskier than senior notes.  Although such loans are sometimes secured by significant collateral, the lender is largely dependent on the borrower’s cash flow for repayment.  Additionally, lenders may receive warrants to acquire shares of stock in borrowers or other yield enhancements in connection with these loans.  Senior subordinated notes include second lien loans and syndicated second lien loans.

•                  Junior Subordinated Notes.  We also seek to invest a small portion of our assets in junior subordinated notes, which include mezzanine notes.  Holders of junior subordinated notes are subordinated to the rights of the holders of senior debt and senior subordinated debt in their rights to receive principal and interest payments from the borrower.  The risk profile of junior subordinated notes is high, which permits the junior subordinated lender to obtain higher interest rates and more equity and equity-like compensation.

Investment Concentrations

At September 30, 2009, we had aggregate investments in 48 portfolio companies, and approximately 66.1% of the aggregate fair value of such investments was senior term debt, approximately 33.0% was senior subordinated term debt, no investments were in junior subordinated debt and approximately 0.9% was in equity securities.  The following table outlines our investments by type at September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Notes	$240,172	$212,290	$297,910	$265,297
Senior Subordinated Notes	118,743	105,794	157,927	140,676
Junior Subordinated Notes	—	—	—	—
Preferred Equity Securities	2,028	—	1,584	—
Common Equity Securities	3,450	2,885	3,449	1,960

Total Investments	$364,393	$320,969	$460,870	$407,933

Investments at fair value consisted of the following industry classifications as of September 30, 2009 and 2008:

	September 30, 2009			September 30, 2008
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$1,857	0.6%	0.7%	$4,192	1.0%	1.6%
Automobile	7,999	2.5%	3.2%	5,055	1.2%	1.9%
Broadcast (TV & Radio)	43,403	13.5%	17.4%	52,336	12.8%	19.2%
Buildings & Real Estate	12,882	4.0%	5.2%	13,519	3.3%	5.0%
Cargo Transport	5,427	1.7%	2.2%	15,805	3.9%	5.8%
Chemicals, Plastics & Rubber	15,884	4.9%	6.4%	16,375	4.0%	6.0%
Diversified/Conglomerate Manufacturing	1,236	0.4%	0.5%	3,195	0.8%	1.2%
Diversified Natural Resources, Precious Metals & Minerals	13,589	4.2%	5.5%	12,936	3.2%	4.8%
Electronics	27,899	8.7%	11.2%	35,208	8.6%	13.0%
Farming & Agriculture	9,309	2.9%	3.7%	10,031	2.5%	3.7%
Finance	—	—	—	1,812	0.4%	0.7%
Healthcare, Education & Childcare	58,054	18.1%	23.3%	76,642	18.8%	28.2%
Home & Office Furnishings	16,744	5.2%	6.7%	15,379	3.8%	5.7%
Leisure, Amusement, Movies & Entertainment	5,091	1.6%	2.0%	8,097	2.0%	3.0%
Machinery	9,202	2.9%	3.7%	9,834	2.4%	3.6%
Mining, Steel, Iron & Non-Precious Metals	21,926	6.8%	8.8%	25,095	6.2%	9.2%
Personal & Non-durable Consumer Products	8,714	2.7%	3.5%	9,703	2.4%	3.6%
Printing & Publishing	37,864	11.8%	15.2%	60,440	14.8%	22.2%
Retail Stores	23,669	7.4%	9.5%	22,800	5.6%	8.4%
Textiles & Leather	220	0.1%	0.1%	9,479	2.3%	3.5%
Total	$320,969	100.0%		$407,933	100.0%

The investments at fair value were included in the following geographic regions of the United States at September 30, 2009 and 2008:

	September 30, 2009			September 30, 2008
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$172,263	53.7%	69.2%	$206,271	50.6%	75.9%
West	65,678	20.4%	26.4%	85,294	20.9%	31.4%
Southeast	34,708	10.8%	13.9%	49,374	12.1%	18.2%
Mid-Atlantic	28,437	8.9%	11.4%	50,807	12.4%	18.7%
Northeast	14,170	4.4%	5.7%	10,617	2.6%	3.9%
U.S. Territory	5,713	1.8%	2.3%	5,570	1.4%	2.0%
	$320,969	100.0%		$407,933	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies.  A portfolio company may have a number of other business locations in other geographic regions.

Our loans typically range from $5 million to $20 million, generally mature in no more than seven years and accrue interest at a fixed or variable rate that exceeds the prime rate.  Because the majority of the loans in our portfolio consist of term debt of private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated.  Accordingly, we cannot accurately predict what ratings these loans might receive if they were in fact rated, and thus cannot determine whether or not they could be considered “investment grade” quality.

We hold our loan investment portfolio through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”).

Our Investment Adviser and Administrator

Gladstone Management Corporation (our “Adviser”) is led by a management team which has extensive experience in our lines of business.  Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the “Administrator”) which employs our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.  Excluding our chief financial officer, all of our executive officers are officers or directors, or both, of our Adviser and our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly traded business development company; and Gladstone Land Corporation, a private agricultural real estate company owned by Mr. David Gladstone, our chairman and chief executive officer. All of our directors and executive officers, with the exception of our chief financial officer, serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Investment.  Our Adviser’s investment committee is composed of Mr. David Gladstone, Mr. Terry Brubaker, our vice chairman, chief operating officer and secretary, and Mr. George Stelljes III, our president and chief investment officer.  In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by our Adviser pursuant to a contractual investment advisory arrangement since October 1, 2004.  Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended.  Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in New York, New Jersey, Illinois, Texas and Georgia.

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

We target small and medium-sized private businesses that meet certain criteria, including some but not necessarily all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We may achieve liquidity in an equity position through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, although we cannot assure you that we will always have these rights.  We can also achieve a similar effect by requiring the borrower to pay us conditional interest, which we refer to as a success fee, upon the occurrence of certain events.  Success fees are dependent upon the success of the borrower and the occurrence of a triggering event, and are paid in lieu of warrants to purchase common stock of the borrower.

Investment Process

Overview of Loan Origination and Approval Process

To originate loans, our Adviser’s investment professionals use an extensive referral network comprised primarily of venture capitalists, leveraged buyout fund managers, investment bankers, attorneys, accountants, commercial bankers and business brokers.  Our Adviser’s investment professionals review informational packages from these and other sources in search of potential financing opportunities.  If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity from our Adviser’s investment committee which is composed of Mr. Gladstone, Mr. Brubaker and Mr. Stelljes.  If the prospective portfolio company passes this initial screening, the investment professionals conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to our Adviser’s investment committee, which must approve each investment.  Further, each financing is reviewed and approved by the members of our Board of Directors, a majority of whom are not “interested directors” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies.  The criteria listed below provide general guideposts for our lending and investment decisions, although not all of these criteria may be met by each portfolio company.

•                  Value-and-Income Orientation and Positive Cash Flow.    Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively high and stable cash flow to provide some assurance that they will be able to service their debt and pay any required dividends on preferred stock. Typically, we do not expect to invest in start-up companies or companies with speculative business plans.

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

•                  Exit Strategy. We seek to invest in companies that we believe will provide a stable stream of cash flow that is sufficient to repay the loans we make to them and to reinvest in their respective businesses. We expect that such internally generated cash flow, which will allow our portfolio companies to pay interest on, and repay the principal of, our investments, will be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive possibilities for capital appreciation on any equity interests we may obtain or retain. These capital appreciation possibilities include strategic acquisitions by other industry participants or financial buyers, initial public offerings of common stock, or other capital market transactions.

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

Extensive Due Diligence

Our Adviser conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities.  Our due diligence investigation may begin with a review of publicly available information, and will generally include some or all of the following:

•                  a review of the prospective portfolio company’s borrower’s historical and projected financial information;

•                  visits to the prospective portfolio company’s business site(s);

•                  interviews with the prospective portfolio company’s management, employees, customers and vendors;

•                  review of all loan documents;

•                  background checks on the prospective portfolio company’s management team; and

•                  research on the prospective portfolio company’s products, services or particular industry.

Upon completion of a due diligence investigation and a decision to proceed with an investment, our Adviser’s lending professionals who have primary responsibility for the investment present the investment opportunity to our Adviser’s investment committee, which consists of Messrs. Gladstone, Brubaker and Stelljes. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

We also rely on the long-term relationships that our Adviser’s professionals have with venture capitalists, leveraged buyout fund managers, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses.

Investment Structure

We typically invest in senior, senior subordinated and junior subordinated loans. Our loans typically range from $5 million to $20 million, although the size of our investments may vary as our capital base changes.  Our loans generally mature within seven years and accrue interest at a variable rate that exceeds the LIBOR and prime rates.  In the past, some of our loans have had a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”) interest, and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans.  As of September 30, 2009, two loans in our portfolio contained PIK provisions.

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

Risk Management

We seek to limit the downside risk of our investments by:

•                  making investments with an expected total return (including both interest and potential equity appreciation) that we believe compensates us for the credit risk of the investment;

•                  seeking collateral or superior positions in the portfolio company’s capital structure where possible;

•                  incorporating put rights and call protection into the investment structure where possible; and

•                  negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with the preservation of our capital.

Temporary Investments

Pending investment in private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that 70% of our assets are “qualifying assets” for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “ — Regulation as a Business Development Company — Qualifying Assets.”

Hedging Strategies

Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions, we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company.  Hedging strategies can pose risks to us and our stockholders, however we believe that such activities are manageable because they will be limited to only a portion of our portfolio.

Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security “in contravention of such rules and regulations or orders as the [SEC] may prescribe as necessary or appropriate in the public interest or for the protection of investors . . .” However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt.  In addition, our ability to engage in short sales may be limited by the 1940 Act’s leverage limitations.  We will only engage in hedging activities in compliance with applicable laws and regulations.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company.  However, we believe that we have the following competitive advantages over other providers of financing to small and mid-sized businesses.

Management Expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies, which we refer to as the Gladstone Companies, and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of our Adviser’s investment committee. Terry Lee Brubaker is our vice chairman, chief operating officer and secretary, and has substantial experience in acquisitions and operations of companies. George Stelljes III is our president and chief investment officer and has extensive experience in leveraged finance. Messrs. Gladstone, Brubaker and Stelljes have principal management responsibility for our Adviser as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser’s investment professionals and supporting staff who possess a broad range of transactional, financial, managerial and investment skills.

Increased Access to Investment Opportunities Developed Through Proprietary Research Capability and an Extensive Network of Contacts

Our Adviser seeks to identify potential investments both through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom our Adviser’s investment professionals have long-term relationships. We believe that our Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation in investment management enables us to identify well-positioned prospective portfolio companies which provide attractive investment opportunities. Additionally, our Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other companies.

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, our Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect our Adviser to use the same value and income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. Our Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

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

Longer Investment Horizon with Attractive Publicly Traded Model

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe our management team’s broad expertise and its ability to draw upon many years of combined experience enables our Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach enables our Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Code. After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

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

Ongoing Relationships with and Monitoring of Portfolio Companies

Monitoring

Our Adviser’s investment professionals, led by Terry Lee Brubaker, our chief operating officer, monitor the financial trends of each portfolio company on an ongoing basis to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company.  We monitor the status and performance of each portfolio company and use it to evaluate the overall performance of our portfolio.

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

Valuation Process

The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. We value our investments in accordance with the requirements of the 1940 Act. We value securities for which market quotations are readily available at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors. In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, we perform the following valuation process each quarter:

•                  Our quarterly valuation process begins with each portfolio company or investment being initially assessed by our Adviser’s investment professionals responsible for the investment, using the Policy.

•                  Preliminary valuation conclusions are then discussed with our management, and documented, along with any independent opinions of value provided by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”), for review by our Board of Directors.

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

Investment Advisory and Management Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and Administrator, under which our Adviser and Administrator employ all of our personnel and pay our payroll, benefits, and general expenses directly.  On October 1, 2006, we entered into an amended and restated investment advisory agreement with our Adviser (the “Advisory Agreement”) and an administration agreement with our Administrator (the “Administration Agreement”).  On July 8, 2009, our Board of Directors renewed the Advisory Agreement and the Administration Agreement through August 31, 2010.  The management services and fees in effect under the Advisory Agreement are described below.  In addition to the fees described below, certain fees received by our Adviser from our portfolio companies were 100% credited, prior to April 1, 2007, or 50% credited effective April 1, 2007, against the investment advisory fee.  In addition, we pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees and stockholder related expenses under the Advisory Agreement.

Management services and fees under the Advisory Agreement

Under the Advisory Agreement, we pay our Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

We also pay our Adviser a two-part incentive fee under the Advisory Agreement.  The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We pay our Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), equals 20% of our realized capital gains as of the end of the fiscal year.  In determining the capital gains-based incentive fee payable to our Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years.

Beginning in April 2006, our Board of Directors has accepted from the Adviser unconditional and irrevocable voluntary waivers on a quarterly basis to reduce the annual 2% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. These waivers were applied through September 30, 2009, and any waived fees may not be recouped by our Adviser in the future.

When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser.

In addition, our Adviser services the loans held by Business Loan in return for which our Adviser receives a 1.5% annual fee based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility.  This fee directly reduces the amount of the fee payable under the Advisory Agreement. Loan servicing fees of $5,620 were incurred for the fiscal year ended September 30, 2009, all of which were directly credited against the amount of the base management fee due to our Adviser under the Advisory Agreement.

We pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder-related expenses, and directors and officers insurance under the Advisory Agreement.

Administration Agreement

Under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

In order to maintain the qualification for treatment as a RIC under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

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

Qualification as a RIC.  If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders.  We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that dividends, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements.  Through September 30, 2009, we incurred no OID income.

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

If a stockholder participates in our dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the stockholder to the same extent, and with the same character, as if the stockholder had received the distribution in cash. The stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the stockholder’s account.

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

Backup Withholding.   We may be required to withhold federal income tax, or backup withholding, currently at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the Internal Revenue Service (“IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

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

We intend to conduct our business so as to retain our status as a business development company. A business development  company may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses.  A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.  In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in assets described in Section 55(a) (1) — (3) of the 1940 Act.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“operating assets”) represent at least 70% of the company’s total assets, exclusive of operating assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

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

(iii)  it has total assets of not more than $4 million and capital and surplus of not less than $2 million;

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

Significant Managerial Assistance

A business development company generally must make available significant managerial assistance to issuers of certain of its portfolio securities that the business development company counts as a qualifying asset for the 70% test described above. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Significant managerial assistance also includes the exercise of a controlling influence over the management and policies of the portfolio company. However, with respect to certain, but not all such securities, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the business development company may exercise such control jointly.

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquired in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

•                  We will at all times conduct our business so as to retain our status as a business development company. In order to be deemed to be a business development company, we must be operated for the purpose of investing in certain categories of qualifying assets.  In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire, as well as temporary investments, will generally be qualifying assets.

•                  We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.

With the exception of our policy to conduct our business as a business development company, these policies are not fundamental and may be changed without stockholder approval.

Code of Ethics

We and our Adviser have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees of our Adviser and our Administrator that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act.  As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel.  A copy of this code is available for review, free of charge, at our website at www.GladstoneCapital.com.  We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future.  Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively.  Excluding our chief financial officer, each of our executive officers is an employee or officer, or both, of our Adviser and our Administrator.  No employee of our Adviser or our Administrator will dedicate all of his or her time to us.  However, we expect that 25-30 full time employees of our Adviser and our Administrator will spend substantial time on our matters during the remainder of calendar year 2009 and all of calendar year 2010.  To the extent we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of November 13, 2009, our Adviser and our Administrator collectively had 54 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management

34	Investment Management, Portfolio Management and Due Diligence

8	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Risks Related to the Economy

The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position and results of operations. Continued economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.  Continued adversity in the capital markets could impact our ability to raise capital and reduce our volume of new investments.

The United States is in a recession. The recession generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are also susceptible to the recession, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The recession could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. The recession may also decrease the value of collateral securing some of our loans as well as the value of our equity investments which would decrease our ability to borrow under our credit facility or raise equity capital, thereby further reducing our ability to make new investments.

The recession has affected the availability of credit generally and we have seen the withdrawal of Deutsche Bank AG as a committed lender and a reduction in committed funding under our credit facility from $162.0 million to $107.0 million, which will be further reduced to $102.0 million at January 1, 2010.  Our current credit facility limits our distributions to stockholders and as a result we recently decreased our monthly cash distribution rate by 50% starting with the April 2009 distributions in an effort to more closely align our distributions to our net investment income. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the United States.

The majority of our portfolio companies are in industries that are directly impacted by inflation, such as consumer goods and services and manufacturing.  Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to repay our loans.  In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments.  Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of our Adviser, particularly David Gladstone, George Stelljes III and Terry Lee Brubaker, and on the continued operations of our Adviser, for our future success.

We have no employees. Our chief executive officer, president and chief investment officer, chief operating officer and chief financial officer, and the employees of our Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III and Terry Lee Brubaker in this regard. Our executive officers and the employees of our Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

Our incentive fee may induce our Adviser to make certain investments, including speculative investments.

The management compensation structure that has been implemented under the Advisory Agreement may cause our Adviser to invest in high-risk investments or take other risks.  In addition to its management fee, our Adviser is entitled under the Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income.  In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Adviser to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation.  Investments with higher yield potential are generally riskier or more speculative.  This could result in increased risk to the value of our investment portfolio.

We may be obligated to pay our Adviser incentive compensation even if we incur a loss.

The Advisory Agreement entitles our Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. When calculating our incentive compensation, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with our Adviser, see “Business — Investment Advisory and Management Agreements — Management services and fees under the Advisory Agreement.”

Our Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Advisory Agreement may adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on our Adviser’s ability to identify and invest in securities that meet our investment criteria.  Accomplishing this result on a cost-effective basis will be largely a function of our Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms.  The senior management team of our Adviser has substantial responsibilities under the Advisory Agreement.  In order to grow, our Adviser will need to hire, train, supervise, and manage new employees successfully.  Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser, Gladstone Investment and Gladstone Commercial. In addition, Mr. Brubaker, our vice chairman, chief operating officer and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Investment and Gladstone Commercial. Mr. Stelljes, our president and chief investment officer, is also the president and chief investment officer of our Adviser and Gladstone Commercial and vice chairman and chief investment officer of Gladstone Investment. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we target. While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with our Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2009, our Board of Directors has approved the following types of co-investment transactions:

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

Our Adviser is not obligated to provide a waiver of the base management fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee based on our gross assets. Since our 2008 fiscal year, our Board of Directors has accepted on a quarterly basis voluntary, unconditional and irrevocable waivers to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, and any waived fees may not be recouped by our Adviser in the future. However, our Adviser is not required to issue these or other waivers of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these fees will increase. If our Adviser does not issue these waivers in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

Our business model is dependent upon developing and sustaining strong referral relationships with investment bankers, business brokers and other intermediaries.

We are dependent upon informal relationships with investment bankers, business brokers and traditional lending institutions to provide us with deal flow.  If we fail to maintain our relationship with such funds or institutions, or if we fail to establish strong referral relationships with other funds, we will not be able to grow our portfolio of loans and fully execute our business plan.

Risks Related to Our External Financing

Committed funding has been reduced from $162 million under our prior facility to $107 million under the new facility. Any inability to expand the credit facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

On May 15, 2009 we, through our wholly-owned subsidiary Gladstone Business Loan, LLC, entered into a third amended and restated credit agreement providing for a $127.0 million revolving line of credit (the “KEF Facility”), arranged by Key Equipment Finance Inc. (“KEF”) as administrative agent.  Branch Banking and Trust Company (“BB&T”) also joined the KEF Facility as a committed lender.   Committed funding under the KEF Facility was reduced from $162.0 million under our prior credit facility and Deutsche Bank AG, who was a committed lender under the prior facility, elected not to participate in the new facility and withdrew its commitment.  The KEF Facility may be expanded up to $200.0 million through the addition of other committed lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. Furthermore, without the addition of other committed lenders, the KEF Facility provides a total commitment of $102.0 million from January 1, 2010 to May 11, 2010 and $77.0 million thereafter.  As of September 30, 2009, we had $44.0 million of availability to draw down borrowings under the KEF Facility.

In October and November of 2009, we reduced the size of the KEF Facility by $15.0 million and $5 million, respectively, from $127.0 million to $107.0 million. Under the KEF Facility the first $50.0 million of commitment reductions are applied against KEF’s commitment.  Therefore, the entire $20.0 million was subtracted from KEF’s commitment, reducing it from $100.0 million to $80.0 million and leaving BB&T’s commitment unchanged at $27.0 million.  As a result of the manner in which our borrowing base is calculated under the KEF Facility, the reductions did not affect our availability under the KEF Facility.  The KEF Facility matures on May 14, 2010, and if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity. In addition, if the facility is not renewed, our lenders have the right to apply all principal and interest collections to amounts outstanding under the KEF Facility.

There can be no guarantee that we will be able to renew, extend or replace the KEF Facility upon its maturity on terms that are favorable to us, if at all. Our ability to expand the KEF Facility, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the KEF Facility, or to renew, extend or refinance the KEF Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•      Senior Securities.  We may issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly senior common stock and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities, senior common stock and preferred stock, which we refer to collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale, to the extent possible given the limited market for many of our investments, may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

•      Common Stock.  Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or senior securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our common stock may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below net asset value per share to purchasers, other than to our existing stockholders, through a rights offering without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. For example, if we sell an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.  This imposes constraints on our ability to raise capital when our common stock is trading at below net asset value, as it has for the last year.

A change in interest rates may adversely affect our profitability.

We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Higher interest rates on our borrowings will decrease the overall return on our portfolio.

Ultimately, we expect approximately 80% of the loans in our portfolio to be at variable rates determined on the basis of a London Interbank Offer Rate (“LIBOR”), and approximately 20% to be at fixed rates. As of September 30, 2009, our portfolio had approximately 11% of the total of the loan cost value at variable rates without a floor or ceiling, approximately 83% of the total loan cost value at variable rates with floors, approximately 2% at variable rates with a floor and ceiling and approximately 4% of the total loan portfolio cost basis at fixed rates.

In addition to regulatory limitations on our ability to raise capital, our credit facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we are required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to the KEF Facility, which provides us with a revolving credit line facility of $127.0 million, of which $44.0 million was available for borrowings as of September 30, 2009. In October and November of 2009, we reduced the size of the KEF Facility by $15.0 million and $5 million, respectively, from $127.0 million to $107.0 million. The KEF Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Current market conditions have forced us to write down the value of a portion of our assets as required by the 1940 Act and fair value accounting rules. These are not realized losses, but constitute adjustment in asset values for purposes of financial reporting and for collateral value for the KEF Facility. As assets are marked down in value, the amount we can borrow on the KEF Facility decreases.

As a result of the KEF Facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, and average life. The credit agreement also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum net worth. As of September 30, 2009, we were in compliance with these covenants, however, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that remain very volatile, affects our ability to comply with these covenants. During the year ended September 30, 2009, net unrealized appreciation on our investments was approximately $9.5 million, compared to $47.0 million unrealized depreciation during the prior fiscal year. Given the continued deterioration in the capital markets, the cumulative unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the covenants under the KEF Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Under the KEF Facility, we are also required to maintain our status as a BDC under the 1940 Act and as a RIC under the Code. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us and make the types of investments that we seek to make in small and mid-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.  We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer.  We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure.  However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•     Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus the current recession, and any further economic downturns or recessions are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished. Moreover, in light of our current near-term strategy of preserving capital, our inability to make additional investments in our portfolio companies at a time when they need capital may increase their exposure to the risks of the current recession and future economic downturns.

•     Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.  During the fiscal year ended September 30, 2009, we converted three non-performing Non-Control/Non-Affiliate investments to Control investments (Clinton, Defiance and Lindmark) and as of September 30, 2009, five investments were on non-accrual.  While we are working with the portfolio companies to improve their profitability and cash flows there can be no assurance that our efforts will prove successful.

•     Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, and technical personnel.

•     There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, our Adviser, and its employees and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•     Small and medium-sized businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position, or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow, and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

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

Because a large percentage of the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

A large percentage of our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established an investment valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by SPSE, the use of internally developed discounted cash flow, or DCF, methodologies, or internal methodologies based on the total enterprise value, or TEV, of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of our requests for evaluation.

Our use of these fair value methods is inherently subjective and is based on estimates and assumptions of each security.  In the event that we are required to sell a security, we may ultimately sell for an amount materially less than the estimated fair value calculated by SPSE, TEV or the DCF methodology.  We sold 13 of the 24 syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market for an aggregate of $22.5 million in net proceeds.  The loans had an aggregate cost value of approximately $30.4 million, or 7% of the cost value of our total investments, and an aggregate fair value of approximately $22.5 million, or 6% of the fair value of our total investments, at March 31, 2009.

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

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation.  For example, as a result of the economic downturn, the availability of credit in the market became scarce, and we were forced to sell 13 of the 24 syndicated loans that were held in our portfolio of investments at March 31, 2009 in order to repay amounts outstanding under our prior credit facility. These loans, in aggregate, had a cost value of approximately $30.4 million, or 7% of the cost value of our total investments, and an aggregate fair market value of approximately $22.5 million, or 6% of the fair market value of our total investments, at March 31, 2009.  Since then, we have sold additional syndicated loans and incurred a net realized loss of $26.4 million for the fiscal year ended September 30, 2009.  In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

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

Prepayments of our investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2009, we received principal payments prior to maturity of $25.2 million.  We will first use any proceeds from prepayments to repay any borrowings outstanding on our credit facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Higher taxation of our portfolio companies may impact our quarterly and annual operating results.

The recession’s adverse effect on federal, state, and municipality revenues may induce these government entities to raise various taxes to make up for lost revenues. Additional taxation may have an adverse affect on our portfolio companies’ earnings and reduce their ability to repay our loans to them, thus affecting our quarterly and annual operating results.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of September 30, 2009 we had loans outstanding to 48 portfolio companies.  A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of September 30, 2009, 18.1% of our total assets were invested in healthcare, education and childcare companies, 13.5% were invested in broadcast companies and 11.8% were invested in printing and publishing companies. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

Our investments are typically long term and will require several years to realize liquidation events.

Since we generally make five to seven year term loans and hold our loans and related warrants or other equity positions until the loans mature, you should not expect realization events, if any, to occur over the near term. In addition, we expect that any warrants or other equity positions that we receive when we make loans may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

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

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Competitive Advantages—Leverage” and “Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status.”

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status” and “Regulation as a Business Development Company.”

We are subject to restrictions that may discourage a change of control. Certain provisions contained in our articles of incorporation and Maryland law may prohibit or restrict a change of control and adversely impact the price of our shares.

Our Board of Directors is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.

Certain provisions of Maryland law applicable to us prohibit business combinations with:

•      any person who beneficially owns 10% or more of the voting power of our common stock (an “interested stockholder”);

•      an affiliate of ours who at any time within the two-year period prior to the date in question was an interested stockholder; or

•      an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of common stock and two-thirds of the votes entitled to be cast by holders of our common stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that someone becomes an interested stockholder.

Our articles of incorporation permit our Board of Directors to issue up to 50,000,000 shares of capital stock. In addition, our Board of Directors, without any action by our stockholders, may amend our articles of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue.  Our Board of Directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock.  Thus, our Board of Directors could authorize the issuance of senior common stock or preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock.  Senior Common Stock or Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Risks Related to an Investment in Our Common Stock

We may experience fluctuations in our quarterly and annual operating results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of inflation. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There is a risk that you may not receive distributions.

Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis by paying monthly distributions. We expect to retain net realized long-term capital gains to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains. In addition, our credit facility restricts the amount of distributions we are permitted to make.  We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

Distributions by us have and may in the future continue to include a return of capital.

Our Board of Directors declares monthly distributions based on estimates of net investment income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of net investment income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital. A return of capital represents a return of a stockholder’s original investment in shares of our stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our shares by reducing the investor’s tax basis for such shares. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have a material adverse impact on our ability to make new investments.

The market price of our shares may fluctuate significantly.

The trading price of our common stock may fluctuate substantially. The extreme volatility and disruption that have affected the capital and credit markets for over a year have reached unprecedented levels in recent months We have experienced greater than usual stock price volatility.

The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include, but are not limited to, the following:

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of business development company status;
•	loss of RIC status;
•	changes in our earnings or variations in our operating results;
•	changes in the value of our portfolio of investments;
•	any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;
•	departure of key personnel;
•	operating performance of companies comparable to us;
•	short-selling pressure with respect to our shares or business development companies generally;
•	the announcement of proposed, or completed, offerings of our securities, including a rights offering; and
•	loss of a major funding source.

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

The issuance of subscription rights to our existing stockholders may dilute the ownership and voting powers by existing stockholders in our common stock, dilute the net asset value of their shares and have a material adverse effect on the trading price of our common stock.

There are significant capital raising constraints applicable to us under the 1940 Act when our stock is trading below its net asset value per share. In the event that we issue subscription rights to our existing stockholders, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than the Company’s most recently determined net asset value per share, our stockholders are likely to experience an immediate dilution of the per share net asset value of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value.  Since our inception, our common stock has at times traded above net asset value, and at times traded below net asset value. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Subsequent to September 30, 2009, our stock has traded at discounts of up to 34% of our net asset value as of September 30, 2009.  This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline.  As with any stock, the price of our shares will fluctuate with market conditions and other factors.  If shares are sold, the price received may be more or less than the original investment.  Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale.  Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value.  Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below net asset value we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our most recent annual meeting, our stockholders approved a proposal designed to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act.  Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year.  At the upcoming annual stockholders meeting scheduled for February 18, 2010, our stockholders will again be asked to vote in favor of renewing this proposal for another year.  During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the net asset value per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted.  However, if for example, we sold an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who did not participate in that offering for its proportionate interest would suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

Other Risks

We could face losses and potential liability if intrusion, viruses or similar disruptions to our technology jeopardize our confidential information, whether through breach of our network security or otherwise.

Maintaining our network security is of critical importance because our systems store highly confidential financial models and portfolio company information. Although we have implemented, and will continue to implement, security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by transmission from unauthorized users. The misappropriation of proprietary information could expose us to a risk of loss or litigation.

Terrorist attacks, acts of war, or national disasters may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations.  Gladstone Management Corporation is the current leaseholder of all properties in which we operate.  We occupy these premises pursuant to our Advisory and Administration Agreements with our Adviser and Administrator, respectively.  Our Adviser and Administrator are headquartered in McLean, Virginia and our Adviser also has operations in New York, New Jersey, Illinois, Texas and Georgia.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “GLAD.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Select Market, the closing sale price as a percentage of net asset value (“NAV”) and quarterly dividends declared per share for each fiscal quarter during the last two fiscal years.  Amounts presented for each fiscal quarter of 2009 and 2008 represent the cumulative amount of the dividends declared for the months composing such quarter.

	Quarter		Closing Sales Price		Premium (discount) of	Premium (discount) of	Declared
	Ended	NAV (1)	High	Low	High to NAV(1)	Low to NAV(2)	Dividends
FY 2009	09/30/09	$11.81	$10.40	$7.17	(12)%	(39)%	$0.210
	06/30/09	11.86	7.80	5.49	(34)%	(54)%	0.210
	03/31/09	12.10	10.28	5.01	(15)%	(59)%	0.420
	12/31/08	12.04	15.38	5.50	28%	(54)%	0.420
FY 2008	09/30/08	$12.89	$18.65	$12.91	45%	0%	$0.420
	06/30/08	13.97	19.31	15.24	38%	9%	0.420
	03/31/08	14.27	19.22	16.25	35%	14%	0.420
	12/31/07	15.08	20.62	17.01	37%	13%	0.420

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)

The premiums (discounts) set forth in these columns represent the high or low, as applicable, closing price per share for the relevant quarter minus the net asset value per share as of the end of such quarter, and therefore may not reflect the premium (discount) to net asset value per share on the date of the high and low closing prices.

As of November 13, 2009, there were approximately 80 stockholders of record of our common stock.

Distributions

We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended September 30, 2009.

Item 6. Selected Financial Data

The following selected financial data for the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION
SELECTED FINANCIAL DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended September 30,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Total Investment Income	$42,618	$45,725	$36,687	$26,900	$23,950
Total Expenses	$21,587	$19,172	$14,426	$7,447	$6,454
Net Investment Income	$21,031	$26,553	$22,261	$19,351	$17,286
Net Realized (Loss) Gain on Investments	$(26,411)	$(787)	$44	$(904)	$30
Realized (Loss) Gain on Settlement of Derivative	$(304)	$7	$39	$15	$—
Unrealized Appreciation (Depreciation) on Derivative	$304	$(12)	$(38)	$—	$(39)
Net Unrealized Appreciation (Depreciation) on Investments	$9,513	$(47,023)	$(7,354)	$5,968	$(1,786)
Net Unrealized Appreciation on Borrowings under Line of Credit	$(350)	$—	$—	$—	$—
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,783	$(21,262)	$14,952	$24,430	$15,491
Per Share Data (1):
Basic:	$0.18	$(1.08)	$1.13	$2.15	$1.37
Diluted:	$0.18	$(1.08)	$1.13	$2.10	$1.33
Cash Distributions Declared per share	$1.260	$1.680	$1.680	$1.635	$1.515
Statement of Assets and Liabilities Data:
Total Assets	$335,910	$425,698	$367,729	$225,783	$205,793
Net Assets	$249,076	$271,748	$220,959	$172,570	$151,611
Net Asset Value Per Share	$11.81	$12.89	$14.97	$14.02	$13.41
Common Shares Outstanding	21,087,574	21,087,574	14,762,574	12,305,008	11,303,510
Senior Securities Data:
Borrowings under line of credit (2)	$83,350	$151,030	$144,440	$49,993	$53,034
Asset coverage ratio (3) (4)	399%	286%	259%	466%	402%
Asset coverage per unit (4)	$3,988	$2,860	$2,594	$4,657	$4,024
Other Data:
Number of Portfolio Companies at Year End	48	63	56	32	28
Principal Amount of Loan Originations	$26,366	$176,550	$261,700	$135,955	$143,794
Principal Amount of Loan Repayments and Investments Sold	$96,693	$70,482	$121,818	$124,010	$88,019
Weighted Average Yield on Investments (5):	9.91%	10.23%	11.98%	12.74%	12.23%
Total Return (6)	(30.94)%	(13.90)%	(4.40)%	5.21%	5.93%

(1)	Per share data for net increase in net assets resulting from operations is based on the weighted common stock outstanding for both basic and diluted.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, unless otherwise indicated)

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

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

Business Environment

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are also susceptible to the adverse economic environment, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The recession could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the fair market value of our portfolio could continue to decrease during the current economic situation, or future economic downturns.

As a result of the economic downturn, the availability of credit in the market became scarce, and we were forced to sell 13 of the 24 syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market in order to repay amounts outstanding under our prior credit facility, which matured in May 2009. These loans, in aggregate, had a cost value of approximately $30,427, or 7% of the cost value of our total investments, and an aggregate fair market value of approximately $22,467, or 6% of the fair market value of our total investments, at March 31, 2009.  Since then, we have sold additional syndicated loans and incurred a net realized loss of $26,411 for the fiscal year ended September 30, 2009.  We intend to sell the remaining syndicated loans in our portfolio as soon as practicable, which will likely result in further realized losses.

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  On November 13, 2009, the closing market price of our common stock was $7.98, which price represented a 32% discount to our September 30, 2009 net asset value (“NAV”) per share.  When our stock is trading below NAV, as it has consistently traded for more than a year, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.  At our annual meeting of stockholders held on February 19, 2009, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.  At the upcoming annual stockholders meeting scheduled for February 18, 2010, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

The recession may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility.  Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth requirements which are affected by the decrease in value of our portfolio.  Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility.  As of September 30, 2009, we were in compliance with all of the facility covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access for some time.  For so long as this is the case, our near-term strategy will be focused primarily on retaining capital and building the value of our existing portfolio companies to increase the likelihood of maintaining potential future returns.  We will also, where prudent and possible, consider the sale of lower-yielding investments.  This has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control.  As capital constraints improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the economy and that are likely to produce attractive long-term returns for our stockholders.

Syndicated Loan Valuations

Due to the illiquidity in the market for syndicated loans during the three quarters prior to and including the quarter ended June 30, 2009, a discounted cash flow (“DCF”) methodology was used to value these investments during those periods, following guidance provided under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.”  However, in monitoring the market activity during the quarter ended September 30, 2009, we noted changing markets conditions indicating a return to liquidity and a better functioning secondary market for syndicated loans.  Therefore, in accordance with ASC 820, and following our valuation procedures which specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available, a third-party bid quote was used to value the remaining syndicated loans not sold during the year ended September 30, 2009.  In November 2009, we settled sales of two syndicated loans(Kinetek and Wesco).  Those loans are included in our consolidated assets as of September 30, 2009 and were valued as of September 30, 2009 at the respective sale prices.  The Wesco loan was sold subsequent to September 30, 2009 and the sale price was deemed to be an accurate reflection of the fair value as of September 30, 2009.

Highlights

Registration Statement

On October 20, 2009, we filed a registration statement on Form N-2 with the SEC.  If and when it is declared effective, it will permit us to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Portfolio Company Investment Activity

Purchases: During the year ended September 30, 2009, we extended $26,366 of investments to existing portfolio companies through revolver draws or the additions of new term notes.

Repayments: During the year ended September 30, 2009, we were repaid in full by three portfolio companies.  In addition, three portfolio companies refinanced their loans, one borrower made an unscheduled partial payoff, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule for total principal repayments of $47,490.

Sales/Exits: During the year ended September 30, 2009, we exited from 12 companies and received an aggregate of $49,203 in net proceeds.

Since our initial public offering in August 2001, we have made 261 different loans to, or investments in, 126 companies for a total of approximately $952,348, before giving effect to principal repayments on investments and divestitures.

Financing Activity

On May 15, 2009 we, through our wholly-owned subsidiary Gladstone Business Loan, LLC (“Business Loan”), entered into a third amended and restated credit agreement providing for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. (“KEF”) as administrative agent, replacing Deutsche Bank AG as administrative agent (the “KEF Facility”).  Branch Banking and Trust Company (“BB&T”) also joined the KEF Facility as a committed lender.  In connection with entering into the KEF Facility, we borrowed $35,881 under the KEF Facility to make a final payment to Deutsche Bank AG in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The KEF Facility may be expanded up to $200,000 through the addition of other committed lenders to the facility.  Without the addition of other committed lenders, the KEF Facility provides a total commitment of $102,000 from January 1, 2010 to May 11, 2010, and $77,000 thereafter.

In October and November of 2009, we reduced the size of the KEF Facility by $15,000 and $5,000, respectively, from $127,000 to $107,000.  Under the KEF Facility the first $50,000 of commitment reductions are applied against KEF’s commitment.  Therefore, the entire $20,000 was subtracted from KEF’s commitment, reducing it from $100,000 to $80,000 and leaving BB&T’s commitment unchanged at $27,000.  As a result of the manner in which our borrowing base is calculated under the KEF Facility, the reductions did not affect our availability under the KEF Facility.  The KEF Facility matures on May 14, 2010, and if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity In addition, if the facility is not renewed, our lenders have the right to apply all principal and interest collections to amounts outstanding under the KEF Facility.  Advances under the KEF Facility will generally bear interest at the 30-day LIBOR or commercial paper rate (subject to a minimum rate of 2%), plus 4% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of September 30, 2009, there was a cost basis of approximately $83,000 of borrowings outstanding on the KEF Facility at an average rate of 7.36%, and the remaining borrowing capacity under the KEF Facility was $44,000.  Available borrowings are subject to various constraints imposed under the KEF Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the KEF Facility.

During the year ended September 30, 2009, we elected to apply ASC 825, “Financial Instruments,” specifically for the KEF Facility, which requires us to apply a fair value methodology to the KEF Facility as of September 30, 2009.  The KEF Facility was fair valued at $83,350 as of September 30, 2009.

Investment Strategy

Our loans typically range from $5 million to $20 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at fixed or variable rates.  Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”) interest and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. As of September 30, 2009 one Control investment and one Non-Control/Non-Affiliate investment bore PIK interest.

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

Original issue discount (“OID”) arises when we extend a loan and receive an equity interest in the borrower at the same time.  To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan, to the value of the equity.  Then the amount allocated to the equity, the OID, must be amortized over the life of the loan.  As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a RIC under Subchapter M of the Code, whereas the cash is received, if at all, when the equity instrument is sold.  We seek to avoid OID with all potential investments under review and from inception through September 30, 2009, we did not hold any investments with OID income.

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

Our Adviser receives fees for the other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides to our portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital from other investors, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that we pay to our Adviser.  Any services of this nature subsequent to closing would typically generate a separate fee at the time of completion.

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

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer, George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the “Administrator”), which employs our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.

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

Investment Advisory and Management Agreement

Under the amended and restated investment advisory agreement (“Advisory Agreement”), we pay our Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

We also pay our Adviser a two-part incentive fee under the Advisory Agreement.  The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.  The Adviser did not earn the capital gains portion of the incentive fee for the fiscal year ended September 30, 2009.

We pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

Beginning in April 2006, our Board of Directors has accepted from the Adviser, unconditional and irrevocable voluntarily waivers on a quarterly basis to reduce the annual 2.0% base management fee on senior syndicated loans to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.  In addition to the base management and incentive fees under the Advisory Agreement, 50% of certain fees received by the Adviser from our portfolio companies are credited against the investment advisory fee and paid to the Adviser.

The Adviser services our loan portfolio pursuant to a loan servicing agreement with Gladstone Business Loan, LLC (“Business Loan”) in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average assets (the total assets at the beginning of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.  On July 8, 2009, our Board of Directors approved the renewal of this Administration Agreement with our Administrator through August 31, 2010. We expect that the Board of Directors will consider a further one year renewal in July 2010.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

A comparison of our operating results for the fiscal years ended September 30, 2009 and 2008 is below:

	For the year ended September 30,
	2009	2008	$ Change	% Change
INVESTMENT INCOME
Interest income – non control/non affiliate investments	$41,134	$44,733	$(3,599)	(8.0)%
Interest income – control investments	933	64	869	1,357.8%
Interest income – cash	11	335	(324)	(96.7)%
Interest income – notes receivable from employees	468	471	(3)	(0.6)%
Prepayment fees and other income	72	122	(50)	(41.0)%
Total investment income	42,618	45,725	(3,107)	(6.8)%

EXPENSES
Interest expense	7,949	8,284	(335)	(4.0)%
Loan servicing fee	5,620	6,117	(497)	(8.1)%
Base management fee	2,005	2,212	(207)	(9.4)%
Incentive fee	3,326	5,311	(1,985)	(37.4)%
Administration fee	872	985	(113)	(11.5)%
Professional fees	1,586	911	675	74.1%
Amortization of deferred financing fees	2,778	1,534	1,244	81.1%
Stockholder related costs	415	443	(28)	(6.3)%
Directors’ fees	197	220	(23)	(10.5)%
Insurance expense	241	227	14	6.2%
Other expenses	278	325	(47)	(14.5)%
Expenses before credit from Adviser	25,267	26,569	(1,302)	(4.9)%
Credit to base management and incentive fees from Adviser	(3,680)	(7,397)	3,717	(50.3)%
Total expenses net of credit to base management and incentive fees	21,587	19,172	2,415	12.6%

NET INVESTMENT INCOME	21,031	26,553	(5,522)	(20.8)%

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT:
Net realized loss on investments	(26,411)	(787)	(25,624)	3,255.9%
Realized (loss) gain on settlement of derivative	(304)	7	(311)	(4,442.9)%
Net unrealized appreciation (depreciation) on derivative	304	(12)	316	(2,633.3)%
Net unrealized appreciation (depreciation) on investments	9,513	(47,023)	56,536	(120.2)%
Net unrealized appreciation on borrowings under line of credit	(350)	—	(350)	—
Net loss on investments, derivative and borrowings under line of credit	(17,248)	(47,815)	30,567	(63.9)%

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,783	$(21,262)	25,045	(117.8)%

Investment Income

Investment income for the year ended September 30, 2009 was $42,618 as compared to $45,725 for the year ended September 30, 2008.  Interest income from our aggregate investment portfolio decreased for the year ended September 30, 2009 as compared to the prior year.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield.  The weighted average yield varies from year to year based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting primarily from the exit of 15 investments during the year ended September 30, 2009, as well as a slight decrease in the weighted average yield on our portfolio.  The annualized weighted average yield on our portfolio was 9.9% for the year ended September 30, 2009 as compared to 10.2% for the prior year.  During the year ended September 30, 2009, five investments were on non-accrual, for an aggregate of approximately $10,022 at cost, or 2.8% of the aggregate cost of our investment portfolio and during the prior year, three investments were on non-accrual for an aggregate of approximately $13,098 at cost, or 2.8% of the aggregate cost of our investment portfolio.

Interest income from Non-Control/Non-Affiliate investments decreased for the year ended September 30, 2009 as compared to the prior year, primarily from an overall decrease in the aggregate cost basis of our Non-Control/Non-Affiliate investments during the year.  In addition, the success fees earned during the year ended September 30, 2009 totaled $387, compared to $998 earned in the prior year.  Success fees earned during the year ended September 30, 2009 resulted from refinancings by ActivStyle and It’s Just Lunch and an amendment by Interfilm.  Success fees earned during the year ended September 30, 2008 resulted from refinancings by Defiance and Westlake Hardware and a full repayment from Express Courier.

Interest income from Control investments increased for the year ended September 30, 2009 as compared to the prior year.  The increase was attributable to four additional Control investments held during the year ended September 30, 2009, which were converted from Non-Control/Non-Affiliate investments.

The following table lists the interest income from investments for the five largest portfolio companies during the respective years:

Year ended September 30, 2009

Company	Interest Income	% of Total
Sunshine Media	$3,352	8.0%
Reliable Biopharma	3,073	7.3%
Westlake Hardware	2,417	5.7%
Clinton Holdings	1,888	4.5%
VantaCore	1,696	4.0%
Subtotal	$12,426	29.5%
Other companies	29,641	70.5%
Total interest income	$42,067	100.0%

Year ended September 30, 2008

Company	Interest Income	% of Total
Sunshine Media	$2,939	6.6%
Reliable Biopharma	2,870	6.4%
Westlake Hardware	2,852	6.4%
Clinton Holdings	1,902	4.2%
Winchester Electronics	1,399	3.1%
Subtotal	$11,962	26.7%
Other companies	32,835	73.3%
Total interest income	$44,797	100.0%

Interest income from invested cash decreased for the year ended September 30, 2009 as compared to the prior year.  Interest income came from the following sources:

	Year ended
	September 30, 2009	September 30, 2008

Interest earned on Gladstone Capital account (1)	$—	$50
Interest earned on Business Loan custodial account (2)	10	199
Interest earned on Gladstone Financial account (3)	1	86
Total interest income from invested cash	$11	$335

(1)          Interest earned on our Gladstone Capital account during the year ended September 30, 2008 resulted from proceeds received from the equity offerings completed during the fiscal year that were held in the account prior to being invested or used to pay down the line of credit.

(2)          Interest earned on our Business Loan custodial account during the year ended September 30, 2008 resulted from large cash amounts held in the account prior to disbursement.  During this fiscal year, we had $140,817 of originations to new portfolio companies.

(3)          Interest earned on our Gladstone Financial account during the year ended September 30, 2008 resulted from the U.S. Treasury bill that was held with an original maturity of six months.

Interest income from loans to our employees, in connection with the exercise of employee stock options, decreased slightly for the year ended September 30, 2009 as compared to the prior year due to principal payments on the employee loans during the current year.

Prepayment fees and other income decreased for the year ended September 30, 2009 as compared to the prior year.  The income for the prior year consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary irrevocable and unconditional waivers to the base management and incentive fees, increased for the year ended September 30, 2009 as compared to the prior year primarily due to an increase in professional fees and amortization of deferred financing fees incurred in connection with our previous credit facility with Deutsche Bank AG (the “DB Facility”) and the new KEF Facility.

Interest expense decreased for the year ended September 30, 2009 as compared to the prior year due primarily to decreased borrowings under our line of credit during the year ended September 30, 2009, partially offset by a higher weighted average annual interest cost, which is determined by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees dividend by the weighted average debt outstanding.

Loan servicing fees decreased for the year ended September 30, 2009 as compared to the prior year.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size and mix of the portfolio.  The decrease was primarily due to the reduction in the size of our investment portfolio.  Due to voluntary, irrevocable and unconditional waivers in place during these years, senior syndicated loans incurred a 0.5% annual fee,  whereas proprietary loans incurred a 1.5% annual fee.  All of these fees were reduced against the amount of the base management fee due to our Adviser.

The base management fee decreased for the year ended September 30, 2009 as compared to the prior year, which is reflective of fewer total assets held during the year ended September 30, 2009.  Furthermore, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 to the accompanying consolidated financial statements, and is summarized in the table below:

	Year ended
	September 30, 2009	September 30, 2008
Base management fee (1)	$2,005	$2,212
Credit for fees received by Adviser from the portfolio companies	(89)	(1,678)
Fee reduction for the voluntary, irrevocable and unconditional waiver of 2% fee on senior syndicated loans to 0.5% (2)	(265)	(408)
Net base management fee	$1,651	$126

(1)          Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)          The board of our Adviser voluntarily, irrevocably and unconditionally waived on a quarterly basis the annual 2.0% base management fee to 0.5% for senior syndicated loan participations for the years ended September 30, 2009 and 2008,.  Fees waived cannot be recouped by the Adviser in the future.

Incentive fee decreased for the year ended September 30, 2009 as compared to the prior year.  The board of our Adviser voluntarily, irrevocably and unconditionally waived on a quarterly basis the entire incentive fee for each quarter of the years ended September 30, 2009 and 2008.  The incentive fee and associated credits are summarized in the table below:

	Year ended
	September 30, 2009	September 30, 2008
Incentive fee	$3,326	$5,311
Credit from voluntary, irrevocable and unconditional waiver issued by Adviser’s board of directors	(3,326)	(5,311)
Net incentive fee	$—	$—

Administration fee decreased for the year ended September 30, 2009 as compared to the prior year, due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements.  The calculation of the administrative fee is described in detail under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying consolidated financial statements.

Other operating expenses (including deferred financing fees, stockholder related costs, directors’ fees, insurance and other expenses) increased over the prior year driven by amortization of additional fees incurred with amending the DB Facility and entering into the new KEF Facility and legal fees incurred in connection with troubled loans in the current year.

Net Realized Loss on Investments

The realized loss for the year ended September 30, 2009 consisted of a $15,029 loss from the sale of several syndicated loans and one non-syndicated loan, a $9,409 write-off of the Badanco loan, and a $2,000 write-off of a portion of the Greatwide second lien syndicated loan, partially offset by a $27 gain from the Country Road payoff.  Net realized loss on investments during the year ended September 30, 2008 resulted from the partial sale of the senior subordinated term debt of Greatwide Logistics, as well as the unamortized investment acquisition costs related to the Anitox and Macfadden loans, which were repaid in full during the year.

Realized (Loss) Gain on Settlement of Derivative

The realized loss for the year ended September 30, 2009 was due to the expiration of our interest rate cap agreement in February 2009.  We did not receive any interest rate cap agreement payments during the period from October 2008 through February 2009 as a result of the one-month LIBOR having a downward trend.  During the year ended September 30, 2008, we received interest rate cap agreement payments of only $7 as a result of the one-month LIBOR having a downward trend.  We received payments when the one-month LIBOR was over 5%.

Net Unrealized Appreciation (Depreciation) on Derivative

Net unrealized appreciation (depreciation) on derivative is the net change in the fair value of our interest rate cap during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  The unrealized appreciation on derivative during the year ended September 30, 2009 resulted from the reversal of previously recorded unrealized depreciation when the loss was realized during the three months ended March 31, 2009.  For the year ended September 30, 2008, the unrealized depreciation was due to a decrease in the fair market value of our interest rate cap agreement.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  The net unrealized appreciation on investments for the year ended September 30, 2009 consisted of the following:

•	Control investments	$1,564
•	Non-Control/Non-Affiliate investments	(16,582)
•	Reversal of previously unrealized depreciation upon realization of losses	24,531
	Total	$9,513

We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 88% of cost as of September 30, 2009.  The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Appreciation on Borrowings under Line of Credit

Unrealized appreciation on borrowings under line of credit is the net change in the fair value of our line of credit borrowings during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  During the year ended September 30, 2009, we elected to apply ASC 825, “Financial Instruments,” which requires that we apply a fair value methodology to the KEF Facility.  We estimated the fair value of the KEF Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  The KEF Facility was fair valued at $83,350 as of September 30, 2009, and an unrealized appreciation of $350 was recorded for the year ended September 30, 2009.

Net Increase (Decrease) in Net Assets from Operations

For the year ended September 30, 2009, we realized a net increase in net assets resulting from operations of $3,783 as a result of the factors discussed above.  For the year ended September 30, 2008, we realized a net decrease in net assets resulting from operations of $21,262.  Our net increase (decrease) in net assets resulting from operations per basic and diluted weighted average common share for the years ended September 30, 2009 and 2008 were $0.18 and ($1.08), respectively.

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

A comparison of our operating results for the fiscal years ended September 30, 2008 and 2007 is below:

	For the year ended September 30,
	2008	2007	$ Change	% Change
INVESTMENT INCOME
Interest income – non control/non affiliate investments	$44,733	$35,413	$9,320	26.3%
Interest income – control investments	64	—	64	—
Interest income – cash	335	256	79	30.9%
Interest income – notes receivable from employees	471	526	(55)	(10.5)%
Prepayment fees and other income	122	492	(370)	(75.2)%
Total investment income	45,725	36,687	9,038	24.6%

EXPENSES
Interest expense	8,284	7,226	1,058	14.6%
Loan servicing fee	6,117	3,624	2,493	68.8%
Base management fee	2,212	2,402	(190)	(7.9)%
Incentive fee	5,311	4,608	703	15.3%
Administration fee	985	719	266	37.0%
Professional fees	911	523	388	74.2%
Amortization of deferred financing fees	1,534	267	1,267	474.5%
Stockholder related costs	443	217	226	104.1%
Directors’ fees	220	234	(14)	(6.0)%
Insurance expense	227	249	(22)	(8.8)%
Other expenses	325	328	(3)	(0.9)%
Expenses before credit from Adviser	26,569	20,397	6,172	30.3%
Credit to base management and incentive fees from Adviser	(7,397)	(5,971)	(1,426)	23.9%
Total expenses net of credit to base management and incentive fees	19,172	14,426	4,746	32.9%

NET INVESTMENT INCOME	26,553	22,261	4,292	19.3%

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT:
Net realized (loss) gain on investments	(787)	44	(831)	(1,888.6)%
Realized gain on settlement of derivative	7	39	(32)	(82.1)%
Net unrealized depreciation on derivative	(12)	(38)	26	(68.4)%
Net unrealized depreciation on investments	(47,023)	(7,354)	(39,669)	539.4%
Net loss on investments and derivative	(47,815)	(7,309)	(40,506)	554.2%

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(21,262)	$14,952	(36,214)	(242.2)%

Investment Income

Interest income from our investments in debt securities of private companies increased for the year ended September 30, 2008 as compared to the prior year.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield.  The weighted average yield varies from year to year based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments increased during the year ended September 30, 2008 based on the overall growth in the cost basis of our investments, offset by the decrease in the weighted average yield.  The success fees during the year ended September 30, 2008 and 2007 were $998 and $2,249 respectively.  The success fees for the year ended September 30, 2008 resulted from refinancings by Westlake Hardware, Inc. and Defiance Acquisition Corp., and a full repayment by Express Courier International, while the success fees for the year ended September 30, 2007 resulted from a refinancing by Badanco Acquisition Corp. and full repayments by Mistras Holdings Corp., SCPH Holdings and Allied Extruders LLC.

•                  The interest-bearing investment portfolio had an average cost basis of approximately $400,567 for the year ended September 30, 2008, as compared to an average cost basis of $284,305 for the year ended September 30, 2007.  The following table lists the interest income from investments for the five largest portfolio companies during the respective years:

Year ended September 30, 2008

Company	Interest Income	% of Total
Sunshine Media	$2,939	6.6%
Reliable Biopharma	2,870	6.4%
Westlake Hardware	2,852	6.4%
Clinton Holdings	1,902	4.2%
Winchester Electronics	1,399	3.1%
Subtotal	$11,962	26.7%
Other companies	32,835	73.3%
Total interest income	$44,797	100.0%

Year ended September 30, 2007

Company	Interest Income	% of Total
Westlake Hardware	$1,918	5.4%
Badanco	1,905	5.4%
Mistras Holdings	1,356	3.8%
Clinton Holdings	1,321	3.7%
Specialty Coatings	1,285	3.7%
Subtotal	$7,785	22.0%
Other companies	27,628	78.0%
Total interest income	$35,413	100.0%

•                  The weighted average yield on our portfolio, excluding cash and cash equivalents, for the year ended September 30, 2008 was 10.2%, compared to 12.0% for the year ended September 30, 2007.  The weighted average yields were not materially impacted by the PIK interest, which was $62 and $0 for the year ended September 30, 2008 and 2007, respectively.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR, which was 3.8% for the year ended September 30, 2008, compared to 5.3% in the prior year, as well as four investments being on non-accrual during the year ended September 30, 2008 (LocalTel, West Cost Yellow Pages, Greatwide Logistics and U.S. Healthcare) and none in the prior year.  As of September 30, 2008, three investments were on non-accrual (Greatwide Logistics, LocalTel, and U.S. Healthcare).  West Coast Yellow Pages was restructured as a Control investment and was renamed Western Directories.

Interest income from invested cash increased for the year ended September 30, 2008 as compared to the prior year due to the amount of cash that was held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, decreased for the year ended September 30, 2008 as compared to the prior year due to the cancellation in full of one employee loan during the fourth quarter of the prior fiscal year, and full repayment of another employee loan in the second quarter of the year ended September 30, 2008.

Prepayment fees and other income decreased for the year ended September 30, 2008 as compared to the prior year.  The income for the prior year consisted of prepayment penalty fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary irrevocable and unconditional waivers to the base management and incentive fees, increased for the year ended September 30, 2008 as compared to the prior year due to a significant increase in interest expense, loan servicing fees and amortization of deferred financing fees incurred in connection with certain amendments to our credit facility.

Interest expense increased for the year ended September 30, 2008 as compared to the prior year due primarily to increased borrowings under our line of credit and an increase in the interest rates on our borrowings.  The borrowings were partially used to finance the increase in our investment activity during the fiscal year ended September 30, 2008.

Loan servicing fees increased for the year ended September 30, 2008 as compared to the prior year.  These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size and mix of the portfolio.  The average size of our investment portfolio, excluding equity investments and control investments, was approximately $375,563 for the year ended September 30, 2008 as compared to approximately $281,313 for the year ended September 30, 2007.  In terms of portfolio mix, senior syndicated loans comprised 7.3% and 10.7% of the portfolio during the year ended September 30, 2008 and 2007, respectively.  Due to voluntary, irrevocable and unconditional waivers in place during these years, senior syndicated loans incurred a 0.5% annual fee,  whereas proprietary loans incurred a 1.5% annual fee.  All of these fees were reduced against the amount of the base management fee due to our Adviser.

The base management fee decreased for the year ended September 30, 2008 as compared to the prior year.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 to the accompanying consolidated financial statements, and is summarized in the table below:

	Year ended
	September 30, 2008	September 30, 2007
Base management fee (1)	$2,212	$2,402
Credit for fees received by Adviser from the portfolio companies (2)	(1,678)	(1,660)
Fee reduction for the voluntary, irrevocable and unconditional waiver of 2% fee on senior syndicated loans to 0.5% (3)	(408)	(481)
Net base management fee	$126	$261

(1)          Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

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

Incentive fee increased for the year ended September 30, 2008 as compared to the prior year.  The board of our Adviser voluntarily, irrevocably and unconditionally waived on a quarterly basis the entire incentive fee for each quarter of the year ended September 30, 2008 and a portion of the incentive fee due for each quarter of the year ended September 30, 2007.  The incentive fee and associated credits are summarized in the table below:

	Year ended
	September 30, 2008	September 30, 2007
Incentive fee	$5,311	$4,608
Credit from voluntary, irrevocable and unconditional waiver issued by Adviser’s board of directors	(5,311)	(3,830)
Net incentive fee	$—	$778

Administration fee increased for the year ended September 30, 2008 as compared to the prior year, due to the addition of administration staff and related expenses.

Professional fees, consisting primarily of legal and audit fees, increased for the year ended September 30, 2008 as compared to the prior year due primarily to legal fees incurred in connection with converting troubled loans to control investments.

Amortization of deferred financing fees, in connection with our line of credit, increased for the year ended September 30, 2008 as compared to the prior year due to the amortization of additional fees incurred with certain amendments to our line of credit.  In February 2008, we increased the DB Facility from $220 million to $250 million, and in April 2008, increased the DB Facility to $300 million and added BB&T as a committed lender.  In June 2008, we renewed the DB Facility.  The fees incurred for the above amendments are recorded in deferred financing fees on our consolidated statements of assets and liabilities, and amortized over the life of the DB Facility.

Stockholder related costs increased for the year ended September 30, 2008 as compared to the prior year.  Stockholder related costs include such recurring items as transfer agent fees, NASDAQ listing fees, costs associated with SEC filings, and annual report printing and distribution costs.  These fees increased during the year ended September 30, 2008 due to the size and quantity of our annual report and additional expenses for the annual stockholder meeting and proxy costs compared to the prior year.

Directors’ fees decreased for the year ended September 30, 2008 as compared to the prior year.  The fees consisted of amortization of the directors’ annual stipend and meeting stipends.

Insurance expense decreased for the year ended September 30, 2008 as compared to the prior year, due to a decrease in the amortization of our directors and officers insurance policy premiums.

Other expenses decreased slightly for the year ended September 30, 2008 as compared to the prior year.  The expenses primarily represent direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, press releases and backup servicer expenses.

Net Realized (Loss) Gain on Investments

Net realized loss on investments during the year ended September 30, 2008 resulted from the partial sale of the senior subordinated term debt of Greatwide Logistics, as well as the unamortized investment acquisition costs related to the Anitox and Macfadden loans, which were repaid in full during the year, as compared to the net realized gain on investments during the year ended September 30, 2007 from the sale or repayment of 27 syndicated loan investments.

Net Realized Gain on Settlement of Derivative

During the years ended September 30, 2008 and September 30, 2007, we received interest rate cap agreement payments of $7 and $39, respectively, as a result of the one month LIBOR exceeding 5%.

Net Unrealized Depreciation on Derivative

Net unrealized depreciation on derivative during the year ended September 30, 2008 was due to a decrease in the fair market value of our interest rate cap agreement.

Net Unrealized Depreciation on Investments

The net unrealized depreciation on investments during the year ended September 30, 2008 was mainly attributable to the decrease in fair value of our portfolio.  We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and, to a lesser extent, the use of a modified valuation procedure for our non-control/non-affiliate investments.  Previously, we valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with Board-approved valuation procedures, which valued the debt securities at the contractual principal balance, if it was determined total enterprise value was sufficient to cover the contractual principal balance.  Consistent with the Board’s ongoing review and analysis of appropriate valuation procedures, and in consideration of the fair value measurements of ASC 820, the Board of Directors modified our valuation procedure so that the debt portion of bundled investments in non-controlled companies is primarily based on opinions of value provided by

SPSE.  This change in valuation estimate accounted for $2,887, or 6.1%, of the net unrealized depreciation for the year.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 88.5% of cost as of September 30, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders, however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net (Decrease) Increase in Net Assets from Operations

For the year ended September 30, 2008, we realized a net decrease in net assets resulting from operations of $21,262 as a result of the factors discussed above.  For the year ended September 30, 2007, we realized a net increase in net assets resulting from operations of $14,952.  Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the years ended September 30, 2008 and 2007 were ($1.08) and $1.13, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the year ended September 30, 2009 was $95,521 and consisted primarily of proceeds received from the syndicated loan sales and the net loss realized on those sales and principal payments received from existing investments.  In contrast,  net cash used in operating activities for the years ended September 30, 2008 and 2007 were $80,218 and $116,984, respectively, and consisted of the purchase of new investments, partially offset by principal loan repayments.

At September 30, 2009, we had investments in debt securities, or loans to or syndicated participations in 48 private companies with a cost basis totaling $364,393.  At September 30, 2008, we had investments in debt securities, or loans to or syndicated participations in 63 private companies with a cost basis totaling $460,870.  At September 30, 2007, we had investments in debt securities, or loans to or syndicated participations in 56 private companies with a cost basis totaling approximately $355,759.

During the fiscal years ended September 30, 2009, 2008 and 2007, the following investment activity occurred during each quarter of the respective fiscal year:

Quarter Ended	New Investments (1)	Principal Repayments (2)	Proceeds from Sales/Exits (3)	Net Gain (Loss) on Disposal
September 30, 2009	$1,652	$4,071	$7,241	$(12,086)
June 30, 2009	7,582	15,439	39,750	(10,594)
March 31, 2009	8,430	13,053	—	(2,000)
December 31, 2008	8,702	14,927	2,212	(1,731)
Total fiscal year 2009	$26,366	$47,490	$49,203	$(26,411)

September 30, 2008	$39,048	$21,381	$1,299	$(701)
June 30, 2008	43,678	40,755	—	(86)
March 31, 2008	20,483	3,000	—	—
December 31, 2007	73,341	4,047	—	—
Total fiscal year 2008	$176,550	$69,183	$1 ,299	$(787)

September 30, 2007	$7,972	$22,015	$—	$(37)
June 30, 2007	126,087	20,913	16,660	(5)
March 31, 2007	75,330	20,063	18,200	84
December 31, 2006	52,311	23,967	—	2
Total fiscal year 2007	$261,700	$86,958	$34,860	$44

(1)   New Investments:

	New Investments			Disbursements to Existing Portfolio	Total
Quarter Ended	Companies		Investments	Companies	Disbursements
September 30, 2009	—		$—	$1,652	$1,652
June 30, 2009	—		—	7,582	7,582
March 31, 2009	—		—	8,430	8,430
December 31, 2008	—		—	8,702	8,702
Total fiscal year 2009	—		$—	$26,366	$26,366

September 30, 2008	3	(a)	$33,375	$5,673	$39,048
June 30, 2008	3	(b)	35,750	7,928	43,678
March 31, 2008	1	(c)	13,700	6,783	20,483
December 31, 2007	5	(d)	57,992	15,349	73,341
Total fiscal year 2008	12		$140,817	$35,733	$176,550

September 30, 2007	—		$—	$7,972	$7,972
June 30, 2007	20	(e)	112,709	13,378	126,087
March 31, 2007	12	(f)	53,138	22,192	75,330
December 31, 2006	20	(g)	48,827	3,484	52,311
Total fiscal year 2007	52		$214,674	$47,026	$261,700

(a)          AKQA, VantaCore and Tulsa Welding School

(b)         Saunders, Legend and BAS Broadcasting

(c)          ACE Expediters

(d)         Interfilm, Reliable, Lindmark, GS Maritime and GFRC

(e)          Includes acquisition of loans in 16 companies from Wells Fargo Foothill in June 2007 (totaling $63,259)

(f)            Most notably Clinton Holdings and Greatwide Logistics

(g)         Most notably Precision and Pinnacle Treatment Centers

(2)         Principal Repayments:

Quarter Ended	Number of Companies Fully Exited		Unscheduled Principal Repayments (*)	Scheduled Principal Repayments	Total Principal Repayments
September 30, 2009	—		$—	$4,071	$4,071
June 30, 2009	1	(a)	10,449	4,990	15,439
March 31, 2009	—	(b)	7,813	5,240	13,053
December 31, 2008	2	(c)	6,966	7,961	14,927
Total fiscal year 2009	3		$25,228	$22,262	$47,490

September 30, 2008	2	(d)	$12,797	$8,584	$21,381
June 30, 2008	3	(e)	28,134	12,621	40,755
March 31, 2008	—	(f)	500	2,500	3,000
December 31, 2007	—		—	4,047	4,047
Total fiscal year 2008	5		$41,431	$27,752	$69,183

September 30, 2007	3	(g)	$17,889	$4,126	$22,015
June 30, 2007	5	(h)	17,061	3,852	20,913
March 31, 2007	1	(i)	17,785	2,278	20,063
December 31, 2006	3	(j)	20,860	3,107	23,967
Total fiscal year 2007	12		$73,595	$13,363	$86,958

(*)         Includes principal payments due to excess cash flows, covenant violations, exits, refinancing, etc.

(a)          Full payoff from Multi-Ag Media ($1,687), partial payoff from Saunders line of credit ($2,500) and refinancing from ActivStyle ($6,262).

(b)         Refinancing from ACE Expediters and Sunburst media.

(c)          Full payoff from Community Media and Country Road.

(d)         Full payoff from Express Courier International and Meteor Holding.

(e)          Full payoff from Macfadden Performing Arts, Reading Broadcasting and SCS ($25,074) and partial payoff from Anitox Senior Real Estate Term Debt ($3,060).

(f)            Partial payoff from Risk Metrics Senior Subordinated Term Debt.

(g)         Full payoff from Advanced Homecare Management, Florida Cable and Ohmstede Acquisition.

(h)         Full payoff from Allied Extruders, Benetech, Consolidated Bedding SCPH Holdings and IPC.

(i)             Full payoff from Network Solutions ($4,455) and refinancing from Badanco Acquisition Corp. ($13,330).

(j)             Full payoff from Fresh Start Bakeries, Mistras Holdings and Xspedius.

(3)  Loan Sales / Exits:

Quarter Ended	Number of Companies Fully Exited		Proceeds Received	Position (Principal) Exited	Unamortized Loan Costs (*)	Net (Loss) Gain on Exit
September 30, 2009	3	(a)	$7,241	$(19,321)	$(6)	$(12,086)
June 30, 2009	8	(b)	39,750	(52,295)	1,951	(10,594)
March 31, 2009	1	(c)	—	(2,000)	—	(2,000)
December 31, 2008	—	(d)	2,212	(3,950)	7	(1,731)
Total fiscal year 2009	12		$49,203	$(77,566)	$1,952	$(26,411)

September 30, 2008	—	(e)	$1,299	$(2,000)	$—	$(701)
June 30, 2008	—		—	—	(86)	(86)
March 31, 2008	—		—	—	—	—
December 31, 2007	—		—	—	—	—
Total fiscal year 2008	—		$1,299	$(2,000)	$(86)	$(787)

September 30, 2007	—		$—	$—	$(37)	$(37)
June 30, 2007	9	(f)	16,660	(16,660)	(5)	(5)
March 31, 2007	7	(g)	18,200	(18,200)	84	84
December 31, 2006	—		—	—	2	2
Total fiscal year 2007	16		$34,860	$(34,860)	$44	$44

(*)         Includes balance of premiums, discounts and acquisition cost at time of exit.

(a)          Full sale of CHG and John Henry syndicated loans, write-off of Badanco loan, and partial sale of Kinetek syndicated loan (senior subordinated debt).

(b)         Full sale of 8 loans (7 syndicated and 1 non-syndicated) and partial sale of CHG, GTM and Wesco syndicated loans (senior term debt).

(c)          Write-off of Greatwide syndicated loan (senior subordinated term debt).

(d)         Partial sale of Greatwide Logistics syndicated loan (senior term debt).

(e)          Partial sale of Greatwide Logistics syndicated loan (senior subordinated term debt).

(f)            Full sale of nine syndicated loans, most notably Generac and Hudson Products.

(g)         Full sale of seven syndicated loans, most notably ACS Media and West Corp.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments.

Amount
Fiscal Year Ending September 30,
2010	$50,033
2011	86,116
2012	72,836
2013	123,225
2014	19,347
Thereafter	6,851
Total Contractual Repayments	358,408
Investments in equity securities	5,478
Unamortized premiums, discounts and investment acquisition costs on debt securities	507
Total	$364,393

Investing Activities

Net cash provided by investing activities for the fiscal year ended September 30, 2008 was $2,484 for the redemption of a U.S. Treasury Bill with an original maturity of six months.  Net Cash used in investing activities for the fiscal year ended September 30, 2007 was $2,484 for the purchase of the U.S. Treasury Bill.  The U.S. Treasury Bill was purchased with proceeds from our initial stock purchase in our wholly owned subsidiary, Gladstone Financial Corporation (previously known as Gladstone SSBIC Corporation).

Financing Activities

Net cash used in financing activities for the fiscal year ended September 30, 2009 was $96,738 and mainly consisted of net payments on our line of credit of $68,030, distribution payments of $26,570 and financing fees of $2,103 associated with the KEF Facility which was entered into on May 15, 2009.

Net cash provided by financing activities for the fiscal year ended September 30, 2008 was $75,388 and mainly consisted of net borrowings on our line of credit of $6,590, proceeds of $105,374, net of offering costs, from the issuance of common stock and distribution payments of $33,379.

Net cash provided by financing activities for the fiscal year ended September 30, 2007 was $127,575 and mainly consisted of net borrowings on our line of credit of $94,447,  proceeds of $56,764, net of offering costs, from the issuance of common stock and distribution payments of $22,141.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share for each month from October 2008 through March 2009 and $0.07 per common share for each month from April 2009 through September 2009.  We declared and paid monthly cash dividends of $0.14 per common share during each month of the fiscal years ended September 30, 2008 and September 30, 2007.

For the year ended September 30, 2009, our distribution payments of approximately $26,570 exceeded our net investment income by $5,539.  We declared these distributions based on our estimates of net investment income for the fiscal year.  Our investment pace was slower than expected and, consequently, our net investment income was lower than our original estimates.  A portion of the distributions declared during fiscal 2009 is expected to be treated as a return of capital to our stockholders.

Section 19(a) Disclosure – Unaudited

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

The following GAAP estimates were made by the Board of Directors during the quarter ended September 30, 2009:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
July 31, 2009	$0.089	$(0.019)	$0.070
August 31, 2009	0.087	(0.017)	0.070
September 30, 2009	0.086	(0.016)	0.070

Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital.  Subsequent to the quarter ended September 30, 2009, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
July 31, 3009	$0.099	$(0.029)	$0.070
August 31, 2009	0.057	0.013	0.070
September 30, 2009	0.041	0.029	0.070

For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
October 31, 2009	$0.080	$(0.010)	$0.070
November 30, 2009	0.079	(0.009)	0.070
December 31, 2009	0.078	(0.008)	0.070

Tax Information for the Year Ended September 30, 2009 – Unaudited

We are providing this information as required by the Internal Revenue Code. The amounts shown may differ from those elsewhere in this report because of differences between tax and financial reporting requirements

Our distributions to stockholders included $27 from long-term capital gains, subject to the 15% rate gains category.

For taxable non-corporate stockholders, none of our income represents qualified dividend income subject to the 15% rate category.

Issuance of Equity

On October 20, 2009, we filed a registration statement with the SEC (the “Registration Statement”) which, if and when declared effective will permit us to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities, warrants to purchase common stock, or a combination of these securities.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner.  Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors.  As of September 30, 2009, our NAV per share was $11.81 and our closing market price was $8.93 per share.  However, subsequent to that date our stock has consistently traded at discounts of up to 34% of our September 30, 2009 NAV per share.  On November 13, 2009, our closing market price was $7.98 per share.  To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to a rights offering.  The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1.  To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 19, 2009, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 18, 2010, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

Revolving Credit Facility

On May 15, 2009 we, through our wholly-owned subsidiary Business Loan, entered into the KEF Facility.  BB&T also joined the KEF Facility as a committed lender.  In connection with entering into the KEF Facility, we borrowed $35,881 under the KEF Facility to make a final payment to Deutsche Bank AG in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The KEF Facility may be expanded up to $200,000 through the addition of other committed lenders to the facility.  Without the addition of other committed lenders, the KEF Facility provides a total commitment of $102,000 from January 1, 2010 to May 11, 2010, and $77,000 thereafter.  The KEF Facility matures on May 14, 2010, and if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity. In addition, if the facility is not renewed, our lenders have the right to apply all principal and interest collections to amounts outstanding under the KEF Facility.

Advances under the KEF Facility will generally bear interest at the 30-day LIBOR or commercial paper rate (subject to a minimum rate of 2%), plus 4% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of September 30, 2009, there was a cost basis of approximately $83,000 of borrowings outstanding under the KEF Facility at an average rate of 7.36%, and the remaining borrowing capacity under the KEF Facility was $44,000.  Available borrowings are subject to various constraints imposed under the KEF Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the KEF Facility.

In October and November of 2009, we reduced the size of the KEF Facility by $15,000 and $5,000, respectively, from $127,000 to $107,000.  Under the KEF Facility the first $50,000 of commitment reductions are applied against KEF’s commitment.  Therefore, the entire $20,000 was subtracted from KEF’s commitment, reducing it from $100,000 to $80,000 and leaving BB&T’s commitment unchanged at $27,000.  As a result of the manner in which our borrowing base is calculated under the KEF Facility, the reductions did not affect our borrowing capacity under the KEF Facility at the time of the reductions.  As noted above, the size of the KEF Facility will be reduced by $5,000 effective January 1, 2010 to $102,000.

The KEF Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies.  The facility also limits payments of distributions. Further, the KEF Facility requires us to pay distributions only from estimated net investment income.  As of September 30, 2009, Business Loan was in compliance with all of the facility covenants.

We elected to apply ASC 825, “Financial Instruments,” specifically for the KEF Facility, which was consistent with its application of ASC 820 to its investments.  ASC 825 requires that we apply a fair value methodology to the KEF Facility. We estimated the fair value of the KEF Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  The following table presents the KEF Facility carried at fair value as of September 30, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of September 30, 2009
				Total Fair Value
				Reported in
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit (a)	$—	$—	$83,350	$83,350
Total	$—	$—	$83,350	$83,350

(a)     Unrealized appreciation of $350 is reported on the accompanying consolidated statements of operations for the year ended September 30, 2009.

In conjunction with entering into the KEF Facility, we amended a performance guaranty, which remains substantially similar to the form under the previous facility.  The loan documents require us to maintain a minimum net worth of $200,000 plus 50% of all equity issuances after May 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain our status as a BDC under the 1940 Act and as a RIC under the Code.  As of September 30, 2009, we were in compliance with all covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control.  In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants.  Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may occur in future periods and threaten our ability to comply with the covenants under our KEF Facility.  Accordingly, there are no assurances that we will continue to comply with these covenants.  Failure to comply with these covenants would result in a default which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the KEF Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions.

There can be no guarantee that we will be able to renew, extend or replace the KEF Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets.  Consequently, any renewal, extension or refinancing of the KEF Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to its ability to fund investments or maintain distributions.  For instance, in connection with the establishment of the KEF Facility in May 2009, the size of the line was reduced from $162,000 under our prior facility to $107,000 under the KEF Facility, and Deutsche Bank AG, who was a committed lender under our prior credit facility elected not to participate in the KEF Facility and withdrew its commitment.  If we are not able to renew, extend or refinance the KEF Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders.  Our inability to pay distributions could result in our failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates.  If we are unable to secure replacement financing, we will be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recently recorded in connection with the syndicated loan sales, which resulted in a realized loss of approximately $26,411 during the year ended September 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on its results of operations.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the KEF Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in it.

Contractual Obligations

As of September 30, 2009, we were not party to any signed term sheets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2009.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the years reported. Actual results could materially differ from those estimates. Our accounting policies are more fully described in the “Notes to Consolidated Financial Statements” contained elsewhere in this report. We have identified our investment valuation process as our most critical accounting policy.

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

We adopted guidance for fair value measurements on October 1, 2008. In part, this guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The guidance provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The guidance also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

See Note 3, “Investments” in the notes to the consolidated financial statements for additional information regarding fair value measurements.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments.  When these specific third-party appraisals are engaged or accepted, we would use estimates of value provided by such appraisals and our own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date to value the investment we have in that business.

In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”).  The Policy has been approved by our Board of Directors, and each quarter the Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows. The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we considere multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we develop a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.  The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of September 30, 2009, we assessed trading activity in syndicated loan assets and determined that there had been a return to market liquidity and a better functioning secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value our remaining syndicated loans at September 30, 2009.   However, for those syndicated loans where sales were completed after September 30, 2009, we used the respective sales prices to value those syndicated loans.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities.

(1)          Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit PIK interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that there is reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “---Credit Information,” the risk ratings of the loans described below under “---Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)          Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach.  For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820-10 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  discounted cash flow or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities.  If, in our

Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE or, if that is unavailable, a DCF valuation technique.

(3)          Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820-10, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At September 30, 2009, one Non-Control/Non-Affiliate investments and four Control investments were on non-accrual.  At September 30, 2008 one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2009 and September 30, 2008, representing approximately 96% and 83%, respectively, of all loans in our portfolio at the end of each year:

Rating	Sept. 30, 2009	Sept. 30, 2008
Average	7.1	7.3
Weighted Average	7.2	7.0
Highest	9.0	9.0
Lowest	3.0	5.0

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at September 30, 2009 and September 30, 2008, representing approximately 2% and 6%, respectively, of all loans in our portfolio at the end of each year:

Rating	Sept. 30, 2009	Sept. 30, 2008
Average	7.0	6.6
Weighted Average	7.0	6.7
Highest	7.0	7.0
Lowest	7.0	6.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2009 and September 30, 2008, representing approximately 2% and 11%, respectively, of all loans in our portfolio at the end of each year:

Rating	Sept. 30, 2009	Sept. 30, 2008
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	CCC+/Caa1	CCC+/Caa1
Highest	B-/B3	BB/Ba3
Lowest	D/C	CC/C

Tax Status

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification, and annual distribution requirements.  Under the annual distribution requirement, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code.  We have a policy to pay out as a distribution up to 100% of that amount.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest.  At September 30, 2009, one Non-Control/Non-Affiliate investments and four Control investment were on non-accrual with an aggregate cost basis of approximately $10,022 or 2.8% of the cost basis of all investments in our portfolio.  At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with an aggregate cost basis of approximately $13,098 at September 30, 2008, or 2.8% of the cost basis of all investments in our portfolio.  Conditional interest, or a success fee, is recorded when earned or upon full repayment of a loan investment.

Paid in Kind Interest

We may hold loans in our portfolio which contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash.  As of September 30, 2009, two loans in our portfolio bore PIK interest.

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

Our Adviser receives fees for the other services it provides to our portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides to our portfolio companies vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, consulting, turnaround management, merger and acquisition services and recruiting new management personnel.  When our Adviser receives fees for these services, 50% of certain of those fees are voluntarily and irrevocably credited against the base management fee that we pay to our Adviser, while others are reimbursements for costs associated with the engagement.  Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

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

Recent Accounting Pronouncements

Refer to Note 2 Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, unless otherwise indicated)

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  The prices of securities held by the us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.

The primary risk we believe we are exposed to is interest rate risk.  Because we borrow money to make investments, our net investment is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.  We use a combination of debt and equity capital to finance our investing activities.  We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations.  Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.  We have analyzed the potential impact of changes in interest rates on interest income net of interest expense.

While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates, currently substantially all of our investment portfolio is at variable rates.  At September 30, 2009, our portfolio consisted of the following:

83%	variable rates with a floor
2%	variable rates with a floor and ceiling
11%	variable rates without a floor or ceiling
4%	fixed rate
100%	total

All of our variable-rate loans have rates associated with either the current LIBOR or prime rate.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 200 basis points	$668	$1,660	$(992)
Up 100 basis points	275	830	(555)
Down 100 basis points	(156)	(830)	674
Down 200 basis points	(263)	(1,660)	1,397

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

November 23, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows and the financial highlights present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries at September 30, 2009 and  2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

McLean, VA

November 23, 2009

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30,	September 30,
	2009	2008

ASSETS
Non-Control/Non-Affiliate investments (Cost 9/30/09: $312,043; 9/30/08: $448,356)	$286,997	$407,153
Control investments (Cost 9/30/09: $52,350; 9/30/08: $12,514)	33,972	780
Total investments at fair value (Cost 9/30/09: $364,393; 9/30/08 $460,870)	320,969	407,933
Cash	5,276	6,493
Interest receivable – investments in debt securities	3,048	3,588
Interest receivable – employees (Refer to Note 4)	85	91
Due from custodian	3,059	4,544
Due from Adviser (Refer to Note 4)	69	—
Deferred financing fees	1,230	1,905
Prepaid assets	341	306
Other assets	1,833	838
TOTAL ASSETS	$335,910	$425,698

LIABILITIES
Accounts payable	$67	$8
Interest payable	378	646
Fee due to Administrator (Refer to Note 4)	216	247
Due to Adviser (Refer to Note 4)	834	457
Borrowings under line of credit (Cost 9/30/09: $83,000; 9/30/08: $151,030)	83,350	151,030
Accrued expenses and deferred liabilities	1,800	1,328
Funds held in escrow	189	234
TOTAL LIABILITIES	86,834	153,950
NET ASSETS	$249,076	$271,748

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,087,574 shares issued and outstanding at September 30, 2009 and September 30, 2008, respectively	$21	$21
Capital in excess of par value	328,203	334,143
Notes receivable – employees (Refer to Note 4)	(9,019)	(9,175)
Net unrealized depreciation on investments	(43,425)	(52,937)
Net unrealized depreciation on derivative	—	(304)
Net unrealized appreciation on borrowings under line of credit	(350)	—
Accumulated Net Realized Losses	(26,354)	—
TOTAL NET ASSETS	$249,076	$271,748
NET ASSETS PER SHARE	$11.81	$12.89

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.5%, Due 12/2009) (5) (9)	$963	$868

ACE Expediters, Inc	Service-over-the-ground logistics	Senior Term Debt (13.5%, Due 9/2014) (5) (13)	5,106	4,864
		Common Stock Warrants (8)	200	564

ActivStyle Acquisition Co.	Service-medical products distribution	Senior Term Debt (13.0%, Due 4/2014) (3) (5)	4,000	3,940

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.0%, Due 9/2012) (5)	9,709	8,746
		Senior Term Debt (13.0%, Due 12/2010) (5)	260	246

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.5%, Due 1/2010) (5)	1,700	1,681
		Senior Term Debt (8.5%, Due 1/2012) (5)	2,877	2,823
		Senior Term Debt (10.5%, Due 1/2012) (3) (5)	3,688	3,582

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,300	5,840
		Senior Term Debt (12.0%, Due 7/2009) (3) (5) (12)	950	475

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (non-accrual, Due 8/2008) (5) (10) (12)	631	126

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 9/2010) (5)	450	427
		Senior Term Debt (7.3%, Due 9/2010) (5)	518	488

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (5)	6,233	5,890

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (5)	2,300	2,266
		Senior Term Debt (7.8%, Due 11/2010) (3) (5)	4,365	4,267

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8)	37	1,223

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $2,000 available (4.5%, Due 12/2010)	—	—
		Senior Term Debt (9.0%, Due 12/2012) (5)	6,599	6,450
		Senior Subordinated Term Debt (11.5%, Due 12/2012) (3) (5)	6,665	6,432

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2010) (3) (5)	4,410	3,528

Heartland Communications Group	Service-radio station operator	Senior Term Debt (10.0%, Due 5/2011) (5)	4,567	2,726

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (5)	4,950	4,715

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2010) (5)	700	690
		Senior Term Debt (8.5%, Due 5/2012) (5)	2,120	2,036
		Senior Term Debt (10.5%, Due 5/2012) (3) (5)	2,500	2,366

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (5)	153	69
		Senior Term Debt (11.0%, Due 3/2010) (5)	1,785	801

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (12.0%, Due 6/2011) (5)	497	450
		Senior Term Debt (12.0%, Due 6/2013) (5)	9,373	8,482

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $3,000 available (11.3%, Due 5/2010) (5)	1,000	945
		Senior Term Debt (5) (11.3%, Due 5/2012) (5)	3,870	3,657
		Senior Term Debt (14.3%, Due 5/2012) (3) (5)	4,410	4,112

Company (1)	Industry	Investment (2)	Cost	Fair Value

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (5)	$6,562	$5,414

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (4.5%, Due 12/2009)	—	—
		Senior Term Debt (10.5%, Due 12/2011) (5)	2,750	2,633
		Senior Term Debt (10.5%, Due 12/2011) (3) (5)	7,500	7,059

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note (8.5%, Due 10/2011) (5)	1,000	988
		Senior Term Debt (8.5%, Due 10/2010) (5)	4,250	4,192
		Senior Term Debt (11.5%, Due 10/2010) (3) (5)	4,074	4,023

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2010)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (5)	1,600	1,468
		Senior Term Debt (10.5%, Due 7/2011) (3) (5)	2,900	2,632

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (5)	2,437	2,383
		Senior Term Debt (10.5%, Due 1/2011) (4) (5)	3,060	2,949

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)	800	788
		Mortgage Note (9.5%, Due 10/2014) (5)	7,335	7,261
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,530	1,507
		Senior Term Debt (11.0%, Due 10/2012) (3) (5)	11,813	11,518
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,640
		Common Stock Warrants (8)	209	282

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	10,780	10,618

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (9.3%, Due 10/2008) (5) (12)	2,881	576

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,411	5,817

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Senior Term Debt (11.0%, Due 5/2012) (5)	16,948	15,973
		Senior Term Debt (13.5%, Due 5/2012) (3) (5)	10,700	9,978

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011) (5)	1,000	933
		Senior Term Debt (8.5%, Due 1/2011) (5)	1,487	1,387
		Senior Term Debt (12.0%, Due 1/2011) (3) (5)	3,000	2,745

Tulsa Welding School	Service-private welding school	Line of credit, $750 available (9.5%, Due 9/2011)	—	—
		Senior Term Debt (9.5%, Due 9/2013) (5)	4,144	4,144
		Senior Term Debt (12.8%, Due 9/2013) (5)	7,960	7,950

VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, Due 8/2013) (5)	13,726	13,589

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	775	743
		Senior Term Debt (13.0%, Due 3/2011) (3) (5)	4,061	3,893

Visual Edge Technology, Inc.	Service-office equipment distribution	Line of credit, $3,000 available (10.8%, Due 9/2011) (5)	2,981	2,340
		Senior Subordinated Term Debt (15.5%, Due 8/2011) (5)	5,000	3,925

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (5)	15,000	14,269
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (5)	10,000	9,400

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2013) (5)	1,147	1,136
		Senior Term Debt (5.7%, Due 5/2013) (5)	1,690	1,642
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,925	9,478

Subtotal - Non-syndicated loans			298,322	277,048

Company (1)	Industry	Investment (2)	Cost	Fair Value

Syndicated Loans:

GTM Holdings, Inc.	Manufacturing-socks	Senior Subordinated Term Debt (11.8%, Due 4/2014) (6)	$500	$220

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (3.6%, Due 11/2013) (7)	1,438	925

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.8%, Due 1/2012) (6)	7,174	5,713

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Subordinated Term Debt (6.0%, Due 3/2014) (7)	2,264	1,856

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (6)	1,901	1,235
		Senior Preferred Equity (8)	333	—
		Junior Preferred Equity (8)	111	—
		Common Stock (8)	—	—

Subtotal - Syndicated loans			13,721	9,949

Total Non-Control/Non-Affiliate Investments			$312,043	$286,997

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $842 available (non-accrual, Due 10/2009) (10)(13)(15)	$930	$—
		Common Stock (8) (15)	424	—

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5) (14)	15,500	12,013
		Escrow Funding Note (12.0%, Due 1/2013) (5) (14)	640	496
		Common Stock Warrants (8) (15)	109	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (11)	6,005	6,005
		Senior Term Debt (11.0%, Due 4/2010) (3) (11)	1,178	1,178
		Common Stock (8) (15)	1	816

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.3%, Due 10/2012) (15) (16)	12,000	10,410
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (15) (16)	1,553	1,049
		Common Stock (8) (15)	1	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,250 available (10.0%, Due 7/2010) (15)	1,168	1,168
		Senior Term Debt (12.5%, Due 2/2012) (15)	325	325
		Line of Credit, $3,000 available (non-accrual, Due 6/2010) (10) (15)	1,170	421
		Senior Term Debt (non-accrual, Due 6/2011) (10) (15)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (10) (15)	2,750	—
		Common Stock Warrants (8) (15)	—	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10) (15)	169	91
		Line of credit, $450 available (non-accrual, Due 3/2010) (10) (15)	450	—
		Common Stock (8) (15)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,250 available (non-accrual, Due 12/2009) (10) (15)	1,234	—
		Preferred Stock (8) (15)	1,584	—
		Common Stock (8) (15)	1	—

Total Control Investments			$52,350	$33,972

Total Investments (17)			$364,393	$320,969

(1)             Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)             Percentage represents interest rates in effect at September 30, 2009 and due date represents the contractual maturity date.

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

(6)             Security valued based on the indicative bid price on or near September 30, 2009, offered by the respective syndication agent’s trading desk or secondary desk.

(7)             Security valued based on the transaction sale price subsequent to September 30, 2009 (see Note 12).

(8)             Security is non-income producing.

(9)             Access Television includes a success fee with a fair value of $1.

(10)       BERTL, CCS, U.S. Healthcare, Western Directories and a portion of LYP Holdings are currently past due on interest payments and are on non-accrual.  BERTL’s loan matured in October 2009 and the Company is actively working to recover amounts due under this loan.  However, there is no assurance that there will be any recovery of amounts past due.

(11)       Fair value of security estimated to be equal to cost due to recent recapitalization.

(12)       BAS Broadcasting’s loan matured in July 2009, CCS’ loan matured in August 2008 and SCI Cable’s loan matured in October 2008.  The Company is actively working to recover amounts due under these loans, however, there is no assurance that there will be any recovery of amounts past due.

(13)       ACE Expediters’ interest and BERTL’s interest include paid in kind (“PIK”) interest.  Please refer to Note 2 “Summary of Significant Accounting Policies.”

(14)       Subsequent to September 30, 2009, Clinton Aluminum’s senior subordinated term debt and escrow funding note were combined into one term note, with an interest rate of 12.0% and maturity date of January 2013.  In addition, a term loan was entered into for $320, with an interest rate of 12.0% and maturity date of January 2013.

(15)       Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach.

(16)       Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues at a conditional interest rate.  The conditional interest is not recorded until paid (see Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition”).

(17)       Aggregate gross unrealized depreciation for federal income tax purposes is $45,863; aggregate gross unrealized appreciation for federal income tax purposes is $2,439.  Net unrealized depreciation is $43,424 based on a tax cost of $364,393.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (10.5%, Due 3/2009) (6)	$1,923	$1,774

ACE Expediters, Inc	Service-over-the-ground logistics	Line of Credit, $850 available (6.0%, Due 1/2011)	—	—
		Senior Term Debt (9.8%, Due 1/2012) (6)	11,966	11,248
		Common Stock Warrants (8)	200	142

ActivStyle Acquisition Co.	Service-medical products distribution	Line of Credit, $1,500 available (6.7%, Due 7/2009) (6)	1,100	1,059
		Senior Term Debt (8.5%, Due 9/2012) (6)	4,721	4,543
		Senior Term Debt (10.5%, Due 9/2012) (3) (6)	4,435	4,213

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Line of Credit, $4,000 available (9.0%, Due 9/2010)	—	—
		Senior Term Debt (9.0%, Due 9/2012) (6)	10,465	9,568

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (6.7%, Due 1/2010) (6)	2,000	1,880
		Senior Term Debt (8.5%, Due 1/2012) (6)	3,388	3,185
		Senior Term Debt (10.5%, Due 1/2012) (3) (6)	3,688	3,388

Badanco Acquisition Corp.	Service-luggage design and distribution	Senior Subordinated Term Debt (11.5%, Due 7/2012) (6)	9,458	8,795

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,300	7,209
		Senior Term Debt (12.0%, Due 7/2009) (3) (5)	1,000	988

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (9.0%, Due 8/2008) (6)	728	364

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (9.0%, Due 9/2010) (6)	575	529
		Senior Term Debt (9.0%, Due 9/2010) (6)	702	638

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (6)	15,500	14,880
		Common Stock Warrants (8)	109	—

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.2%, Due 11/2012) (6)	6,414	6,061

Community Media Corporation	Service-publisher of free weekly newspapers	Senior Term Debt (7.0%, Due 8/2012) (6)	987	936

Defiance Acquisition Corporation	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (6)	6,165	5,055

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (6)	3,100	2,945
		Senior Term Debt (7.8%, Due 11/2010) (3) (6)	4,410	4,167

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8)	37	1,578

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $3,000 available (6.7%, Due 12/2010)	—	—
		Senior Term Debt (9.3%, Due 12/2012) (6)	7,362	7,105
		Senior Subordinated Term Debt (11.8%, Due 12/2012) (3) (6)	6,716	6,414

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 11/2009) (3) (6)	4,640	4,153

Heartland Communications Group, LLC	Service-radio station operator	Line of Credit, $500 available (10.0%, Due 12/2008) (6)	105	79
		Senior Term Debt (10.0%, Due 5/2011) (6)	4,523	3,386

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (10.5%, Due 10/2012) (6)	5,000	4,750

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.2%, Due 5/2010) (6)	1,400	1,288
		Senior Term Debt (6.7%, Due 5/2012) (6)	2,551	2,347
		Senior Term Debt (10.5%, Due 5/2012) (3) (6)	2,500	2,288

Company (1)	Industry	Investment (2)	Cost	Fair Value

It’s Just Lunch International, LLC	Service-dating service	Line of Credit, $750 available (6.5%, Due 6/2009) (6)	$550	$275
		Senior Term Debt (6.7%, Due 6/2011) (6)	3,300	1,650
		Senior Term Debt (10.5%, Due 6/2011) (3) (6) (9)	500	250

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (6)	153	137
		Senior Term Debt (11.0%, Due 3/2010) (6)	1,792	1,594

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (11.0%, Due 6/2011) (5)	397	392
		Senior Term Debt (11.0%, Due 6/2013) (5)	9,250	9,134

Lindmark Outdoor Advertising LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (6)	11,421	9,651

Multi-Ag Media LLC	Service-dairy magazine publisher/information database	Senior Term Debt (9.0%, Due 12/2009) (6)	2,072	1,853

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $4,000 available (6.0%, Due 5/2010) (6)	2,100	1,880
		Senior Term Debt (8.3%, Due 5/2012) (6)	4,230	3,807
		Senior Term Debt (11.3%, Due 5/2012) (3) (6)	4,500	4,016

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (6)	6,912	6,082

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (6.7%, Due 12/2009)	—	—
		Senior Term Debt (8.5%, Due 12/2011) (6)	3,550	3,319
		Senior Term Debt (10.5%, Due 12/2011) (3) (6)	7,500	6,938

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note, $1,500 available (8.5%, Due 10/2011) (6)	1,000	993
		Senior Term Debt (8.5%, Due 10/2010) (6)	4,750	4,714
		Senior Term Debt (11.5%, Due 10/2010) (3) (6)	4,158	4,127

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $1,250 available (6.7%, Due 7/2009)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (6)	2,200	2,027
		Senior Term Debt (10.5%, Due 7/2011) (3) (6)	2,900	2,657

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (6)	2,875	2,695
		Senior Term Debt (10.5%, Due 1/2011) (4) (6)	3,060	2,815

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010) (6)	1,600	1,528
		Mortgage Note (9.5%, Due 10/2014) (6)	7,407	7,147
		Senior Term Debt (9.0%, Due 10/2012) (6)	1,800	1,719
		Senior Term Debt (11.0%, Due 10/2012) (3) (6)	11,933	11,352
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (6)	6,000	5,445
		Common Stock Warrants (8)	209	—

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (6.9%, Due 5/2009)	—	—
		Senior Term Debt (9.8%, Due 5/2013) (6)	10,945	10,740

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (11.0%, Due 10/2008) (6)	2,712	1,355

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (9.5%, Due 6/2011) (6)	7,857	6,728

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of Credit, $3,000 available (11.0%, Due 5/2010) (6)	700	627
		Senior Term Debt (11.0%, Due 5/2012) (6)	17,000	15,300
		Senior Term Debt (13.5%, Due 5/2012) (3) (6)	10,000	8,750

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $2,000 available (7.0%, Due 1/2011) (6)	2,000	1,838
		Senior Term Debt (7.0%, Due 1/2011) (6)	2,013	1,849
		Senior Term Debt (10.5%, Due 1/2011) (3) (6)	3,000	2,685

Tulsa Welding School	Service-private welding school	Line of credit, $2,000 available (9.5%, 9/2011)	—	—
		Senior Term Debt (9.5%, 9/2013) (5)	4,000	4,000
		Senior Term Debt (12.8%, 9/2013) (5)	8,000	8,000

VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, 8/2013) (6)	13,100	12,936

Company (1)	Industry	Investment (2)	Cost	Fair Value

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (7.0%, Due 3/2011) (6)	$850	$780
		Senior Term Debt (11.3%, Due 3/2011) (3) (6)	4,091	3,733

Visual Edge Technology, Inc.	Service-office equipment distribution	Senior Subordinated Term Debt (11.5%, Due 8/2011) (6)	5,000	2,925

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (6)	15,000	13,800
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (6)	10,000	9,000

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (8.0%, Due 5/2013) (6)	1,699	1,563
		Senior Subordinated Term Debt (13.0%, Due 6/2013) (6)	9,950	9,055

Subtotal - Non-syndicated loans			371,204	340,816

Syndicated Loans:

AKQA Holdings	Service-market and advertising	Senior Term Debt (7.7%, Due 3/2013) (7)	$8,273	$7,980

Bresnan Communications, LLC	Service-telecommunications	Senior Term Debt (4.8%, Due 9/2013) (7)	3,001	2,670
		Senior Subordinated Term Debt (7.6%, Due 3/2014) (7)	1,508	1,305

CHG Companies, Inc.	Service-healthcare staffing	Letter of Credit, $400 available (6.0%, Due 12/2012) (7)	400	356
		Senior Term Debt (5.3%, Due 12/2012) (7)	1,572	1,399
		Senior Subordinated Term Debt (8.5%, Due 12/2013) (7)	500	425

Country Road Communications LLC	Service-telecommunications	Senior Subordinated Term Debt (11.5%, Due 7/2013) (7)	5,973	5,880

Emdeon Business Services, Inc.	Service-healthcare technology solutions	Senior Term Debt (5.8%, Due 11/2013) (7)	2,359	2,027
		Senior Subordinated Term Debt (8.8%, Due 5/2014) (7)	2,011	1,720

GTM Holdings, Inc.	Manufacturing-socks	Senior Term Debt (8.5%, Due 10/2013) (7)	491	359
		Senior Subordinated Term Debt (11.8%, Due 4/2014) (7)	500	325

Greatwide Logistics Services, Inc.	Service-logistics and transportation	Senior Term Debt (non-accrual, Due 12/2013) (7) (10)	3,950	2,765
		Senior Subordinated Term Debt (non-accrual, Due 6/2014) (7) (10)	2,000	700

Harrington Holdings, Inc.	Service-healthcare products distribution	Senior Term Debt (6.0%, Due 1/2014) (7)	2,463	2,192
		Senior Subordinated Term Debt (9.7%, Due 1/2014) (7)	5,000	3,750

John Henry Holdings, Inc.	Manufacturing-packaging products	Senior Subordinated Term Debt (11.6%, Due 6/2011) (7)	8,000	7,600

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (6.2%, Due 11/2013) (7)	1,478	1,326
		Senior Subordinated Term Debt (9.2%, Due 5/2014) (7)	1,508	1,275

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (11.3%, Due 1/2012) (7)	7,189	5,570

RedPrairie Holding, Inc.	Service-design and develop supply chain software	Senior Term Debt (6.1%, Due 7/2012) (7)	4,412	4,014
		Senior Subordinated Term Debt (9.3%, Due 1/2013) (7)	3,000	2,550

RiskMetrics Group Holdings, LLC	Service-develop risk and wealth management solutions	Senior Term Debt (5.8%, Due 1/2014) (7)	1,936	1,812

United Maritime Group, LLC	Service-cargo transport	Senior Subordinated Term Debt (11.2%, Due 12/2013) (7)	1,000	950

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Term Debt (6.0%, Due 9/2013) (7)	2,451	2,212
		Senior Subordinated Term Debt (9.5%, Due 3/2014) (7)	2,267	1,980

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (5.3%, Due 2/2013) (7)	1,910	1,595
		Senior Subordinated Term Debt (8.8%, Due 2/2014) (7)	2,000	1,600

Subtotal - Syndicated loans			77,152	66,337

Total Non-Control/Non-Affiliate Investments			$448,356	$407,153

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $700 available (8.7%, Due 10/2009) (11) (12)	$742	$—
		Common Stock (8)	424	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $500 available (10.0%, 5/2009) (12)	75	—
		Line of Credit, $3,000 available (non-accrual, Due 6/2009) (10) (12)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011) (10) (12)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (10) (12)	2,750	—
		Common Stock Warrants (8)	1	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10)	90	90
		Line of credit, $450 available (non-accrual, Due 3/2010) (10)	450	450
		Common Stock (8)	2,470	240

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,000 available (10%, Due 8/2009) (12)	69	—
		Preferred Stock (8)	1,584	—
		Common Stock (8)	1	—

Total Control Investments			$12,514	$780

Total Investments (13)			$460,870	$407,933

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended September 30,
	2009	2008	2007
INVESTMENT INCOME
Interest income – non control/non affiliate investments	$41,134	$44,733	$35,413
Interest income – control investments	933	64	—
Interest income – cash	11	335	256
Interest income – notes receivable from employees (Refer to Note 4)	468	471	526
Prepayment fees and other income	72	122	492
Total investment income	42,618	45,725	36,687

EXPENSES
Interest expense	7,949	8,284	7,226
Loan servicing fee (Refer to Note 4)	5,620	6,117	3,624
Base management fee (Refer to Note 4)	2,005	2,212	2,402
Incentive fee (Refer to Note 4)	3,326	5,311	4,608
Administration fee (Refer to Note 4)	872	985	719
Professional fees	1,586	911	523
Amortization of deferred financing fees	2,778	1,534	267
Stockholder related costs	415	443	217
Directors’ fees	197	220	234
Insurance expense	241	227	249
Other expenses	278	325	328
Expenses before credit from Adviser	25,267	26,569	20,397
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(3,680)	(7,397)	(5,971)
Total expenses net of credit to base management and incentive fees	21,587	19,172	14,426

NET INVESTMENT INCOME	21,031	26,553	22,261

REALIZED AND UNREALIZED LOSS ON INVESTMENTS, DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT
Net realized (loss) gain on investments	(26,411)	(787)	44
Realized (loss) gain on settlement of derivative	(304)	7	39
Net unrealized appreciation (depreciation) on derivative	304	(12)	(38)
Net unrealized appreciation (depreciation) on investments	9,513	(47,023)	(7,354)
Net unrealized appreciation on borrowings under line of credit	(350)	—	—
Net loss on investments, derivative and borrowings under line of credit	(17,248)	(47,815)	(7,309)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,783	$(21,262)	$14,952

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and Diluted	$0.18	$(1.08)	$1.13
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and Diluted	21,087,574	19,699,796	13,173,822

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2009	2008	2007
Operations:
Net investment income	$21,031	$26,553	$22,261
Net realized (loss) gain on sale of investments	(26,411)	(787)	44
Realized (loss) gain on settlement of derivative	(304)	7	39
Net unrealized appreciation (depreciation) on derivative	304	(12)	(38)
Net unrealized appreciation (depreciation) on investments	9,513	(47,023)	(7,354)
Net unrealized appreciation on borrowings under line of credit	(350)	—	—
Net increase (decrease) in net assets from operations	3,783	(21,262)	14,952
Distributions to stockholders from:
Net investment income	(20,795)	(25,945)	(19,444)
Gains	(27)	(285)	(2,697)
Tax return on capital	(5,748)	(7,149)	—
Net decrease in net assets from distributions to stockholders	(26,570)	(33,379)	(22,141)
Capital share transactions:
Issuance of common stock under shelf offering	—	106,226	57,437
Shelf offering costs	(41)	(852)	(672)
Repayment of principal on employee notes	6	56	301
Reclassification of principal on employee note	150	—	—
Stock surrendered in settlement of withholding tax	—	—	(1,488)
Net increase in net assets from capital share transactions	115	105,430	55,578

Total (decrease) increase in net assets	(22,672)	50,789	48,389
Net assets at beginning of year	271,748	220,959	172,570
Net assets at end of year	$249,076	$271,748	$220,959

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$3,783	$(21,262)	$14,952
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(26,366)	(176,550)	(261,700)
Principal repayments on investments	47,490	69,183	86,958
Proceeds from sale of investments	49,203	1,299	34,860
Net amortization of premiums and discounts	(95)	228	139
Increase in investment balance due to payment in kind interest	(166)	(58)	—
Amortization of deferred financing fees	2,778	1,534	267
Realized loss on investments	26,411	787	188
Realized loss on settlement of derivative	304	—	—
Unrealized (appreciation) depreciation on derivative	(304)	12	38
Change in net unrealized (appreciation) depreciation on investments	(9,513)	47,023	7,354
Change in net unrealized appreciation on borrowings under line of credit	350	—	—
Decrease (increase) in interest receivable	546	(1,232)	(1,015)
Decrease (increase) in funds due from custodian	1,485	(1,313)	357
(Increase) decrease in prepaid assets	(35)	31	(111)
Increase in due from affiliate	(69)	—	—
Increase in other assets	(845)	(490)	(185)
Increase in accounts payable	59	2	2
(Decrease) increase in interest payable	(268)	59	340
Increase in accrued expenses and deferred liabilities	472	537	69
Increase (decrease) in fees due to affiliate (Refer to Note 4)	377	(252)	468
(Decrease) increase in administration fee due to Gladstone Administration (Refer to Note 4)	(31)	10	238
(Decrease) increase in funds held in escrow	(45)	234	(203)
Net cash provided by (used in) operating activities	95,521	(80,218)	(116,984)

CASH FLOW FROM INVESTING ACTIVITIES
Redemption (purchase) of U.S. Treasury Bill	—	2,484	(2,484)
Net cash provided by (used in) investing activities	—	2,484	(2,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common shares	—	106,226	57,437
Shelf offering costs	(41)	(852)	(673)
Borrowings from the line of credit	48,800	200,618	305,600
Repayments on the line of credit	(116,830)	(194,028)	(211,153)
Distributions paid	(26,570)	(33,379)	(22,141)
Receipt of principal on notes receivable – employees (Refer to Note 4)	6	56	301
Deferred financing fees	(2,103)	(3,253)	(308)
Withholding tax obligation settlement	—	—	(1,488)
Net cash (used in) provided by financing activities	(96,738)	75,388	127,575

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,217)	(2,346)	8,107
CASH, BEGINNING OF YEAR	6,493	8,839	732
CASH, END OF YEAR	$5,276	$6,493	$8,839
CASH PAID DURING PERIOD FOR INTEREST	$8,278	$8,226	$6,886
CASH PAID DURING PERIOD FOR TAXES	$—	$7	$—
NON-CASH FINANCING ACTIVITIES
Reclassification of principal on employee note (Refer to Note 4)	$150	$—	$—
Cancellation of employee note receivable (Refer to Note 4)	$—	$—	$717

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year ended September 30,
	2009	2008	2007
Per Share Data (1)
Net asset value at beginning of period	$12.89	$14.97	$14.02
Income from investment operations (2)
Net investment income	1.00	1.35	1.69
Net realized loss on the sale of investments	(1.25)	(0.04)	—
Realized loss on settlement of derivative	(0.01)	—	—
Net unrealized appreciation on derivative	0.01	—	—
Net unrealized (depreciation) appreciation on investments	0.45	(2.39)	(0.56)
Net unrealized appreciation on borrowings under line of credit	(0.02)	—	—
Total from investment operations	0.18	(1.08)	1.13
Distributions to stockholders from (2)(3)
Net investment income	(0.99)	(1.31)	(1.48)
Gains	—	(0.01)	(0.20)
Tax return on capital	(0.27)	(0.36)	—
Total distributions	(1.26)	(1.68)	(1.68)
Capital share transactions
Issuance of common stock under shelf offering	—	0.72	1.55
Offering costs	—	(0.04)	(0.05)
Repayment of principal on notes receivable	—	—	0.06
Stock surrendered to settle withholding tax obligation	—	—	(0.06)
Total from capital share transactions	—	0.68	1.50
Net asset value at end of period	$11.81	$12.89	$14.97

Per share market value at beginning of period	$15.24	$19.52	$22.01
Per share market value at end of period	$8.93	$15.24	$19.52
Total return (4)	(30.94)%	(13.90)%	(4.40)%
Shares outstanding at end of period	21,087,574	21,087,574	14,762,574

Statement of Assets and Liabilities Data
Net assets at end of period	$249,076	$271,748	$220,959
Average net assets(5)	$253,316	$284,304	$189,732
Senior Securities Data
Borrowing under line of credit	$83,350	$151,030	$144,440
Asset coverage ratio (6)(7)	399%	286%	259%
Average coverage per unit (7)	$3,988	$2,860	$2,594
Ratios/Supplemental Data
Ratio of expenses to average net assets (8)	9.97%	9.34%	10.75%
Ratio of net expenses to average net assets (9)	8.52%	6.74%	7.60%
Ratio of net investment income to average net assets	8.30%	9.34%	11.73%

(1)   Based on actual shares outstanding at the end of the corresponding period.

(2)   Based on weighted average basic per share data.

(3)   Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)   Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of its dividend reinvestment plan. Total return does not take into account dividends that may be characterized as a return of capital. For further information on estimated character of the Company’s dividends please refer to Note 9.

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

SEPTEMBER 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

Note 1. Organization

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, the Company may acquire from others existing loans that meet this profile.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash is carried at cost which approximated fair value as of September 30, 2009 and September 30, 2008.  There were no cash equivalents as of September 30, 2009 and September 30, 2008.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in accounts may exceed the Federal Deposit Insurance Corporation insured limit.  The Company seeks to mitigate this risk by depositing funds with major financial institutions.

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

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments.  When these specific third-party appraisals are engaged or accepted, the Company uses estimates of value provided by such appraisals and its own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date to value the investment the Company has in that business.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of September 30, 2009, the Company assessed trading activity in its syndicated loan assets and determined that there had been a return to market liquidity and a better functioning secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value the Company’s remaining syndicated loans at September 30, 2009.   However, for those syndicated loans where sales were completed after September 30, 2009, the Company used the respective sales prices to value those syndicated loans.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities, or both; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities.

(1)         Portfolio investments comprised solely of debt securities: Debt securities that are not publicly-traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach, for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer:

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

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820-10, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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

Refer to Note 3 for additional information regarding fair value measurements and the Company’s adoption of ASC 820-10.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest.  At September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022, or 2.8% of the cost basis of all loans in the Company’s portfolio.  At September 30, 2008, one Non-Control/Non-Affiliate investment and two Control investments were on non-accrual with a cost basis of approximately $13,098 at September 30, 2008, or 2.8% of the cost basis of all loans in the Company’s portfolio.  Conditional interest, or a success fee, is recorded when earned or upon full repayment of a loan investment.

Paid in Kind Interest

The Company has two loans in its portfolio which contain PIK provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.   For the fiscal year ended September 30, 2009, the Company recorded PIK income of $162.  For the fiscal year ended September 30, 2008, the Company recorded PIK income of $62.  There was no PIK income recorded during the fiscal year ended September 30, 2007.

Services Provided to Portfolio Companies

As a business development company under the 1940 Act, the Company is required to make available significant managerial assistance to its portfolio companies.  The company provides these services through its Adviser, who provides these services on the Company’s behalf through its officers, who are also the Company’s officers.   Currently, neither the Company nor the Adviser receives fees in connection with managerial assistance.

The Adviser receives fees for other services it provides to the Company’s portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment.  The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, consulting turnaround management, merger and acquisition services and recruiting new management personnel.  When the Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that the Company pays to its Adviser, while others are reimbursements for costs associated with the engagement.  Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

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

As of September 30, 2009 and 2008, Other Assets in the accompanying consolidated statements of assets and liabilities included $1,529 and $560, respectively, of reimbursements for non-recurring costs incurred on behalf of the portfolio companies.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Gains or losses on the sale of investments are calculated by using the specific identification method.  Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Unrealized appreciation or depreciation displays the difference between the fair market value of the investment and the cost basis of such investment.  Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses.  Instead, the Company must determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation in its consolidated statement of operations.

Deferred Finance Costs

Costs associated with the Company’s line of credit facility with Key Equipment Finance Inc. are deferred and amortized over the life of the credit facility, generally for a period of one year.  These costs are amortized in the consolidated statement of operations as amortization of deferred financing fees using the straight line method, which closely approximates the effective interest method.

Investment Advisory and Management Agreement with Gladstone Management Corporation

The Company is externally managed pursuant to contractual arrangements with its Adviser and a wholly-owned subsidiary of the Adviser, Gladstone Administration, LLC (the “Administrator”), under which its Adviser and Administrator employ all of the Company’s personnel and pay its payroll, benefits, and general expenses directly.  On October 1, 2006, the Company entered into an amended and restated investment advisory agreement (the “Advisory Agreement”) with the Adviser and an administration agreement (the “Administration Agreement”) with the Administrator.  (Please refer to Note 4. Related Party Transactions ).

Under the Advisory Agreement, the Company pays a 2% annual base management fee computed on the basis of the Company’s average gross assets, which are total assets, including investments made with the proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.  During the fiscal year ended September 30, 2007, the Adviser’s board of directors waived the amount of the fee on senior syndicated loans from an annual rate of 2% to 0.5%.  Effective April 1, 2007, when the Company’s Adviser receives fees from the Company’s portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50%  of certain of these fees will be credited against the base management fee that the Company would otherwise be required to pay to the Company’s Adviser.  Prior to April 1, 2007, certain of such fees were 100% credited against the 2% base management fee.

In addition, the Company’s Adviser services the loans held by Business Loan, in return for which the Adviser receives a 1.5% annual fee based on the monthly aggregate balance of loans held by Business Loan.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are also credited directly against the 2% base management fee.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of the Company’s net assets.  The Adviser will receive an annual capital gains-based incentive fee of 20% of the Company’s realized capital gains (net of realized capital losses and unrealized capital depreciation).

Beginning in April 2006, the Company’s Board of Directors has accepted from the Adviser unconditional and irrevocable voluntary waivers on a quarterly basis to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. These waivers were applied through September 30, 2009, and any waived fees may not be recouped by the Adviser in the future.

Administration Agreement with Gladstone Administration, LLC

The Company has entered into the Administration Agreement with the Administrator, a wholly owned subsidiary of the Adviser, which is controlled by the Company’s chairman and chief executive officer. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of the Company’s required administrative services. Such required administrative services include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the Securities and Exchange Commission.

The Administration Agreement requires the Company to reimburse the Administrator for the performance of its obligations under the Administration Agreement. The reimbursement is based upon the allocable portion of the Administrator’s overhead, including, but not limited to, rent and the allocable portion of salaries and benefits of the Company’s chief financial officer, controller, chief compliance officer, internal counsel, treasurer and their respective staff.

Federal Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company must meet certain source-of-income, asset diversification, and annual distribution requirements.  Under the annual distribution requirement, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital.

ASC 740-10, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities.  Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  As of September 30, 2009 tax years 2006, 2007, 2008 and 2009 were open.  The Company has evaluated the implications of ASC 870, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the consolidated financial statements.

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

Recent Accounting Pronouncements

On July 1, 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which has been codified as ASC 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”).  ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered non-authoritative.   The Codification was effective for the Company during the year ended September 30, 2009 and did not have an impact on its financial condition or results of operations.  The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

ASC 320, “Investments-Debt and Equity Securities” was issued to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320-10  requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key inputs used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type.  ASC 320-10 requires that entities identify major security classes consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in ASC 320. ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the consolidated financial statements.

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company’s adoption of this pronouncement did not have a material impact on the consolidated financial statements.

ASC 820-10-35-15A, “Fair Value Measurements and Disclosures,” further clarifies the application of the standard in a market that is not active. More specifically, ASC 820-10-35-51E states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction.  ASC 820-10-35-55A provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, ASC 820-10-35-55B provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying the guidance are accounted for as a change in accounting estimate. The Company’s adoption of this pronouncement did not have a material impact on the consolidated financial statements.

ASC 820-10-35-51A, “Fair Value Measurements and Disclosures,” provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  ASC 820-10-35-51E provides guidance on identifying circumstances that indicate when a transaction is not orderly.  ASC 820-10-35-51D emphasizes that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The guidance is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009. The Company’s adoption of this pronouncement did not have a material impact on the consolidated financial statements.

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, whether recognized or not recognized in the statement of financial position. The guidance in ASC 825 is effective for interim periods ending after June 15, 2009. The Company adopted this pronouncement during the quarter ended June 30, 2009, and the adoption had no material impact on the Company’s consolidated financial statements .

ASC 855-10-50, “Subsequent Events,” was issued in an effort to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  Moving the accounting requirements out of the auditing literature and into the accounting literature is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place.  It also provided an opportunity to consider international convergence issues.  The FASB has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that previously existed in the auditing standards.  The new standard, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the consolidated financial statements.

ASC 860, “Transfers and Servicing,” removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009, and is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

ASC 845, “Variable Interest Entities” amends the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

Note 3. Investments

The Company adopted guidance for fair value measurements on October 1, 2008. In part, this guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The guidance provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The guidance also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

As of September 30, 2009, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of September 30, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy:

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total Fair Value Reported in Consolidated Statements of Assets and Liabilities
Senior Term Debt	$—	$—	$213,106	$213,106
Senior Subordinated Term Debt	—	—	105,794	105,794
Preferred Equity Securities	—	—	—	—
Common Equity Securities	—	—	2,069	2,069
Total investments at fair value	$—	$—	$320,969	$320,969

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the year from September 30, 2008 to September 30, 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/ Non-Affiliate Investments	Control Investments	Derivative	Total
Fair value as of September 30, 2008	$407,153	$780	$—	$407,933
Realized losses (a)	(26,411)	—	(304)	(26,715)
Reversal of prior period depreciation on realization (b)	24,531	—	304	24,835
Unrealized (depreciation) appreciation (b)	(16,582)	1,564	—	(15,018)
New investments, repayments, and settlements, net (c)	(101,694)	31,628	—	(70,066)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2009	$286,997	$33,972	$—	$320,969

(a)          Included in net realized loss on investments and realized gain on settlement of derivative on the accompanying consolidated statement of operations for the year ended September 30, 2009.

(b)         Included in unrealized appreciation (depreciation) on investments on the accompanying consolidated statement of operations for the year ended September 30, 2009.

(c)          Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

At September 30, 2009 and 2008, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $286,997 and $407,153, at fair value, respectively.

Control and Affiliate Investments

At September 30, 2009 and September 30, 2008, the Company held Control investments in the aggregate of approximately $33,972 and $780, at fair value, respectively.  At September 30, 2009, the Control investments were comprised of BERTL, Inc. (“BERTL”), Clinton Holdings, LLC (“Clinton”), Defiance Integrated Technologies, Inc. (“Defiance”), Lindmark Acquisition, LLC (“Lindmark”), LYP Holdings Corp. (“LYP Holdings”), U.S. Healthcare Communications, Inc. (“U.S. Healthcare”) and Western Directories, Inc. (“Western Directories”).

•                  BERTL: The Company originally purchased a past due debt instrument in MCA Communications, LLC, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL’s obligations under the debt instrument in September 2007.  BERTL is a web-based evaluator of digital imaging products.

•                  Clinton: In September 2009, the Company took control of certain Clinton entities by exercising contractual rights under the investment documents.  Clinton is a distributor of aluminum sheets and stainless steel.

•                  Defiance: In July 2009, the Company acquired from the previous owner certain assets of Defiance Acquisition Corp., consisting of tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, Defiance, and intends to continue the business under its control.  Defiance is a manufacturer of trucking parts.

•                  Lindmark: In March 2009, the Company acquired from the previous owner certain assets of Lindmark Outdoor Advertising, LLC, consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, Lindmark, and intends to continue the business under its control.  Lindmark is a billboard advertising company.

•                  LYP Holdings: In July 2008, the Company acquired from the previous owner certain assets of LocalTel, Inc., consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, LYP Holdings, and intends to continue the business under its control.  LYP Holdings is a publisher of community yellow page directories.

•                  U.S. Healthcare: The Company offered at public sale certain assets of U.S. Healthcare Communications, LLC in January 2008, consisting generally of all fixtures of tangible and intangible personal property.  The Company acquired these assets in the sale through a newly formed subsidiary, U.S. Healthcare, and intends to continue the business under its control.  U.S. Healthcare is a trade magazine operator.

•                  Western Directories: In August 2008, the Company acquired from the previous owner certain assets of West Coast Yellow Pages, Inc., consisting of all tangible and intangible personal property.  The Company acquired these assets through a newly formed subsidiary, Western Directories, and intends to continue the business under its control.  Western Directories is a publisher of community yellow page directories.

Investment Concentrations

At September 30, 2009, the Company had aggregate investments in 48 portfolio companies and approximately 66.1% of the aggregate fair value of such investments was senior term debt, approximately 33.0% was senior subordinated term debt, no investments were in junior subordinated debt and approximately 0.9% was in equity securities.  The following table outlines the Company’s investments by type at September 30, 2009 and September 30, 2008:

	September 30, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$240,172	$212,290	$297,910	$265,297
Senior Subordinated Term Debt	118,743	105,794	157,927	140,676
Preferred Equity Securities	2,028	—	1,584	—
Common Equity Securities	3,450	2,885	3,449	1,960

Total Investments	$364,393	$320,969	$460,870	$407,933

Investments at fair value consisted of the following industry classifications as of September 30, 2009 and September 30, 2008:

	September 30, 2009			September 30, 2008
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$1,857	0.6%	0.7%	$4,192	1.0%	1.6%
Automobile	7,999	2.5%	3.2%	5,055	1.2%	1.9%
Broadcast (TV & Radio)	43,403	13.5%	17.4%	52,336	12.8%	19.2%
Buildings & Real Estate	12,882	4.0%	5.2%	13,519	3.3%	5.0%
Cargo Transport	5,427	1.7%	2.2%	15,805	3.9%	5.8%
Chemicals, Plastics & Rubber	15,884	4.9%	6.4%	16,375	4.0%	6.0%
Diversified/Conglomerate Manufacturing	1,236	0.4%	0.5%	3,195	0.8%	1.2%
Diversified Natural Resources, Precious Metals & Minerals	13,589	4.2%	5.5%	12,936	3.2%	4.8%
Electronics	27,899	8.7%	11.2%	35,208	8.6%	13.0%
Farming & Agriculture	9,309	2.9%	3.7%	10,031	2.5%	3.7%
Finance	—	—	—	1,812	0.4%	0.7%
Healthcare, Education & Childcare	58,054	18.1%	23.3%	76,642	18.8%	28.2%
Home & Office Furnishings	16,744	5.2%	6.7%	15,379	3.8%	5.7%
Leisure, Amusement, Movies & Entertainment	5,091	1.6%	2.0%	8,097	2.0%	3.0%
Machinery	9,202	2.9%	3.7%	9,834	2.4%	3.6%
Mining, Steel, Iron & Non-Precious Metals	21,926	6.8%	8.8%	25,095	6.2%	9.2%
Personal & Non-durable Consumer Products	8,714	2.7%	3.5%	9,703	2.4%	3.6%
Printing & Publishing	37,864	11.8%	15.2%	60,440	14.8%	22.2%
Retail Stores	23,669	7.4%	9.5%	22,800	5.6%	8.4%
Textiles & Leather	220	0.1%	0.1%	9,479	2.3%	3.5%
Total	$320,969	100.0%		$407,933	100.0%

The investments at fair value consisted of the following geographic regions of the United States as of September 30, 2009 and September 30, 2008:

	September 30, 2009			September 30, 2008
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$172,263	53.7%	69.2%	$206,271	50.6%	75.9%
West	65,678	20.5%	26.4%	85,294	20.9%	31.4%
Southeast	34,708	10.8%	13.9%	49,374	12.1%	18.2%
Mid-Atlantic	28,437	8.9%	11.4%	50,807	12.4%	18.7%
Northeast	14,170	4.4%	5.7%	10,617	2.6%	3.9%
U.S. Territory	5,713	1.8%	2.3%	5,570	1.4%	2.0%
	$320,969	100.0%		$407,933	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies.  A portfolio company may have a number of other locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ending September 30,	Amount
2010	$50,033
2011	86,116
2012	72,836
2013	123,225
2014	19,347
Thereafter	6,851
Total Contractual Repayments	358,408
Investments in equity securities	5,478
Unamortized premiums, discounts and investment acquisition costs on debt securities	507
Total	$364,393

Note 4. Related Party Transactions

Loans to Employees

The Company provided loans to employees of the Adviser, who at the time of the loans were joint employees of the Company and either the Adviser, or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Company’s Amended and Restated 2001 Equity Incentive Plan (the “2001 Plan”), which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the fiscal years ended September 30, 2009 and 2008, and the Company received $6, $56 and $301 of principal repayments during the fiscal years ended September 30, 2009, 2008 and 2007, respectively.  The Company recognized interest income from all employee stock option loans of $468, $471 and $526, respectively, for the fiscal years ended September 30, 2009, 2008 and 2007.  The outstanding principal balances due on all employee stock option loans at September 30, 2009 and 2008 were $9,019 and $9,175, respectively.

During the three months ended September 30, 2009, $150 of an employee stock option loan to a former employee of the Adviser was transferred from notes receivable — employees to other assets in connection with the termination of his employment with the Adviser and the later amendment of the loan.  The interest on the loan from the time the employee stopped working for the Adviser is included in other income on the consolidated statement of operations.

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

Investment Advisory and Management Agreement

The Company is externally managed by the Adviser, which is controlled by our chairman and chief executive officer, under a contractual investment advisory agreement.  On October 1, 2006, the Company entered into the Advisory Agreement.  Under the Advisory Agreement, the Company pays the Adviser an annual base management fee of 2% of its average total assets, which is defined as total assets less cash and cash equivalents pledged to creditors calculated as of the end of the two most recently completed fiscal quarters and also consists of a two-part incentive fee.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in its portfolio.

The Adviser’s board of directors voluntarily waived, for the fiscal quarters within the fiscal year ended September 30, 2009, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations and also waived in its entirety the incentive fee due for the quarter ended September 30, 2009.

In addition to the base management and incentive fees under the Advisory Agreement, certain fees received by the Adviser from the Company’s portfolio companies are paid by the Adviser and credited under the Advisory Agreement.  Effective April 1, 2007, 50% of certain of the fees received by the Adviser are credited against the base management fee, whereas prior to such date 100% of those fees were credited against the base management fee.  In addition, the Company continues to pay its direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying consolidated statements of operations:

	Year Ended September 30,
	2009	2008	2007
Base management fee (1)	$2,005	$2,212	$2,402
Credit for fees received by Adviser from the portfolio companies	(89)	(1,678)	(1,660)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum (2)	(265)	(408)	(481)
Net base management fee	$1,651	$126	$261

Incentive fee	$3,326	$5,311	$4,608
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(3,326)	(5,311)	(3,830)
Net incentive fee	$—	$—	$778

Credit for fees received by Adviser from the portfolio companies	$(89)	$(1,678)	$(1,660)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(265)	(408)	(481)
Incentive fee credit	(3,326)	(5,311)	(3,830)
Credit to base management and incentive fees from Adviser	$(3,680)	$(7,397)	$(5,971)

(1)          Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)          The board of our Adviser voluntarily, irrevocably and unconditionally waived, for the year ended September 30, 2009 and 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.  Fees waived cannot be recouped by the Adviser in the future.

Overall, the base management fee due to the Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Amounts included in Due to Adviser in the accompanying consolidated statements of assets and liabilities were as follows:

	September 30, 2009	September 30, 2008
Unpaid base management fee to Adviser	$617	$83
Unpaid loan servicing fees to Adviser	217	374
Total Due to Adviser	$834	$457

As of September 30, 2009, Due from Adviser totaled $69, which included reimbursements for non-recurring costs incurred on behalf of the portfolio companies.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser have been and continue to be treated as reductions directly against the 2% management fee, under the Advisory Agreement.  For fiscal years ended September 30, 2009 and 2008, these loan servicing fees totaled $5,620 and $6,117, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee, which is presented as the line item Base management fee in the accompanying consolidated statements of operations.  As of September 30, 2009 and 2008, the Company owed $217 and $374, respectively, of unpaid loan servicing fees to the Adviser, which are recorded in Fees due to Adviser in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.  For the fiscal years ended September 30, 2009 and 2008, the Company recorded administration fees of $872 and $985, respectively.  As of September 30, 2009 and 2008, the Company owed $216 and $247, respectively, of unpaid administration fees to the Adviser, which is recorded in the Fee due to Administrator in the accompanying consolidated statements of assets and liabilities.  On July 8, 2009, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2010.

Note 5. Line of Credit

On May 15, 2009, the Company, through its wholly-owned subsidiary, Gladstone Business Loan, LLC, entered into a third amended and restated credit agreement providing for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. “(KEF”) as administrative agent, replacing Deutsche Bank AG as administrative agent (the “KEF Facility”).  Branch Banking and Trust Company (“BB&T”) also joined the KEF Facility as a committed lender.  In connection with entering into the KEF Facility, the Company borrowed $35,881 under the KEF Facility to make a final payment to Deutsche Bank AG in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The KEF Facility may be expanded up to $200,000 through the addition of other committed lenders to the facility.  Without the addition of other committed lenders, the KEF Facility provides a total commitment of $127,000 through December 31, 2009, $102,000 from January 1, 2010 to May 11, 2010 and $77,000 thereafter.  The KEF Facility matures on May 14, 2010 and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity. In addition, if the facility is not renewed, the Company’s lenders have the right to apply all principal and interest collections to amounts outstanding under the KEF Facility.  Advances under the KEF Facility will generally bear interest at the 30-day LIBOR or the commercial paper rate (subject to a minimum rate of 2%), plus 4% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of September 30, 2009, there was a cost basis of approximately $83,000 of borrowings outstanding under the KEF Facility at an average rate of 7.36%, and the remaining borrowing capacity under the KEF Facility was $44,000.  Available borrowings are subject to various constraints imposed under the KEF Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the KEF Facility.

In October and November of 2009, the Company reduced the size of the KEF Facility by $15,000 and $5,000, respectively, from $127,000 to $107,000.  See further discussion in Note 12, Subsequent Events.

The KEF Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies.  The facility also limits payments of distributions. Further, the KEF Facility requires the Company to pay distributions only from estimated net investment income.  As a result of that change from its prior credit facility, the Company reduced its distribution from 14 cents per share per month to 7 cents per share per month. As of September 30, 2009, Business Loan was in compliance with all of the facility covenants.

The Company elected to apply ASC 825, “Financial Instruments,” specifically for the KEF Facility, which was consistent with its application of ASC 820 to its investments.  ASC 825 requires that the Company apply a fair value methodology to the KEF Facility. The Company estimated the fair value of the KEF Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  The following table presents the KEF Facility carried at fair value as of September 30, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of September 30, 2009
				Total Fair Value
				Reported in
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit (a)	$—	$—	$83,350	$83,350
Total	$—	$—	$83,350	$83,350

(a)          Unrealized appreciation of $350 is reported on the accompanying consolidated statements of operations for the year ended September 30, 2009.

In conjunction with entering into the KEF Facility, the Company amended a performance guaranty, which remains substantially similar to the form under the previous facility.  The loan documents require the Company to maintain a minimum net worth of $200,000 plus 50% of all equity issuances after May 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain its status as a BDC under the 1940 Act and as a RIC under the Code.  As of September 30, 2009, the Company was in compliance with all covenants under the performance guaranty.

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

There can be no guarantee that the Company will be able to renew, extend or replace the KEF Facility on terms that are favorable to the Company, or at all.  The Company’s ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets.  Consequently, any renewal, extension or refinancing of the KEF Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to its ability to fund investments or maintain distributions.  For instance, in connection with the establishment of the Company’s KEF Facility in May 2009, the size of the line was reduced from $162,000 under its prior facility to $127,000 under its KEF Facility and Deutsche Bank AG, who was a committed lender under its prior credit facility elected not to participate in the KEF Facility and withdrew its commitment.  If the Company is not able to renew, extend or refinance the KEF Facility, this would likely have a material adverse effect on its liquidity and ability to fund new investments or pay distributions to its stockholders.  The Company’s inability to pay distributions could result in it failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates.  If the Company is unable to secure replacement financing, it will be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recently recorded in connection with the syndicated loan sales, which resulted in a realized loss of approximately $26,411 during the year ended September 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of the Company’s most recent balance sheet date, which would have a material adverse effect on its results of operations.  In addition to selling assets, or as an alternative, the Company may issue equity in order to repay amounts outstanding under the KEF Facility.  Based on the recent trading prices of its stock, such an equity offering may have a substantial dilutive impact on the Company’s existing stockholders’ interest in the Company’s earnings and assets and voting interest in it.

Note 6. Interest Rate Cap Agreement

Pursuant to its previous revolving credit facility (the “DB Facility”), the Company had an interest rate cap agreement, with an initial notional amount of $35,000 at a cost of $304 that effectively limited the interest rate on a portion of the borrowings under the line of credit.  The interest rate cap agreement expired in February 2009.

At September 30, 2008, the interest rate cap agreement had a nominal fair market value, which is recorded in other assets on the Company’s consolidated statement of assets and liabilities.  The Company recorded changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The agreement provided that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings would be capped at 5% when the LIBOR was in excess of 5%.  During the year ended September 30, 2009, the Company recorded $304 of loss from the interest rate cap agreement, recorded as a realized loss on the settlement of derivative on the Company’s consolidated statements of operations.  During the year ended September 30, 2008, the Company recorded $7 of income from the interest rate cap agreement, recorded as a realized gain on the settlement of derivative on the Company’s consolidated statements of operations.

Note 7. Common Stock Transactions

Transactions in common stock were as follows:

	Shares	Total Value
Balance as of September 30, 2007	14,762,574	$235,922
Issuance of common stock under shelf offerings (1)	6,325,000	105,374
Return of capital statement of position adjustment (2)	—	(7,132)
Balance as of September 30, 2008	21,087,574	$334,164
Shelf offering costs	—	(41)
Return of capital statement of position adjustment (2)	—	(5,899)
Balance as of September 30, 2009	21,087,574	$328,224

(1)   On October 19, 2007, the Company completed an offering of  2,500,000 shares of its common stock at a price of $18.70 per share, less an underwriting discount of $1.03 per share, or 6%.  On November 19, 2007, the underwriter exercised its over-allotment option and the Company sold an additional 375,000 shares of common stock at the same price.

On February 5, 2008, the Company completed an offering of  3,000,000 shares of its common stock at a price of $17.00 per share, less an underwriting discount of $0.935 per share, or 6%.  On February 26, 2008, the underwriter exercised its over-allotment option and the Company sold an additional 450,000 shares of common stock at the same price.

(2)   The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP.  These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes.  As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period.  Accordingly, the Company made a reclassification among certain of its capital accounts without impacting the net asset value of the Company.

Note 8. Net Increase (Decrease) in Net Assets Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the fiscal years ended September 30, 2009, 2008 and 2007:

	Year ended September 30,
	2009	2008	2007
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$3,783	$(21,262)	$14,952

Denominator for basic and diluted shares	21,087,574	19,699,796	13,173,822
Basic net increase (decrease) in net assets resulting from operations per common share	$0.18	$(1.08)	$1.13

Note 9. Distributions

Distributions

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code.  It is the policy of the Company to pay out as a dividend up to 100% of those amounts.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company.  Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year.  Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company may decide to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to a 35% tax.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The following table lists the per share dividends paid for the fiscal years ended September 30, 2009 and 2008:

Fiscal Year	Record Date	Payment Date	Dividend per Share
2009	October 23, 2008	October 31, 2008	$0.140
	November 19, 2008	November 28, 2008	0.140
	December 22, 2008	December 31, 2008	0.140
	January 22, 2009	January 31, 2009	0.140
	February 19, 2009	February 27, 2009	0.140
	March 23, 2009	March 30, 2009	0.140
	April 27, 2009	May 8, 2009	0.070
	May 29, 2009	June 11, 2009	0.070
	June 22, 2009	June 30, 2009	0.070
	July 23, 2009	July 31, 2009	0.070
	August 21, 2009	August 31, 2009	0.070
	September 22, 2009	September 30, 2009	0.070
		Annual Total:	$1.260

2008	October 23, 2007	October 31, 2007	$0.140
	November 21, 2007	November 30, 2007	0.140
	December 20, 2007	December 31, 2007	0.140
	January 23, 2008	January 31, 2008	0.140
	February 21, 2008	February 29, 2008	0.140
	March 21, 2008	March 31, 2008	0.140
	April 22, 2008	April 30, 2008	0.140
	May 21, 2008	May 30, 2008	0.140
	June 20, 2008	June 30, 2008	0.140
	July 23, 2008	July 31, 2008	0.140
	August 21, 2008	August 29, 2008	0.140
	September 22, 2008	September 30, 2008	0.140
		Annual Total:	$1.680

Aggregate distributions declared and paid for the 2009 and 2008 fiscal years were approximately $26,570 and $33,379, respectively, which were declared based on an estimate of net investment income for each year.

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

The Company’s components of net assets on a tax-basis were as follows:

	Year Ended September 30,
	2009	2008
Post-October tax loss	$(26,354)	$—

In addition, the tax character of distributions paid to stockholders by the Company is summarized as follows:

	Year Ended September 30,
	2009	2008	2007
Distributions from Ordinary Income	$20,795	$26,110	$19,444
Distributions from Long Term Capital Gains	27	120	2,697
Distributions from Tax Return on Capital	5,748	7,149	—
Total Distributions	$26,570	$33,379	$22,141

Note 10. Commitments and Contingencies

As of September 30, 2009, the Company was not party to any signed and non-binding term sheets for potential investments.

Note 11. Federal and State Income Taxes

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

Note 12.  Subsequent Events

The Company evaluated all events that have occurred subsequent to September 30, 2009 through the date of the filing of this Form 10-K on November 23, 2009.

Distributions

On October 6, 2009, the Company’s Board of Directors declared the following monthly cash distributions:

Record Date	Payment Date	Dividend per Share
October 22, 2009	October 30, 2009	$0.07
November 19, 2009	November 30, 2009	$0.07
December 22, 2009	December 31, 2009	$0.07

Investment Activity

Subsequent to September 30, 2009, the Company extended $1,556 in revolver draws and additional investments to existing portfolio companies.  The Company also received $7,839 in scheduled and unscheduled loan repayments.

The Company entered into an agreement to sell the Kinetek and Wesco syndicated loans that were held in its portfolio of investments at September 30, 2009 to investors in the syndicated loan market.  The loans had an aggregate cost value of approximately $3,702 and aggregate fair value of $2,781 as of September 30, 2009.  On November 23, 2009, the Company

closed the sale of the loans for $2,781 in net proceeds.  The loans are included in the Company’s consolidated assets as of September 30, 2009 and the loans are valued at the respective sales prices.

Line of Credit

On October 9, 2009 and November 9, 2009, the Company reduced the size of the KEF Facility by $15,000 and $5,000, respectively, from $127,000 to $107,000.  Under the KEF Facility the first $50,000 of commitment reductions are applied against KEF’s commitment.  Therefore, the entire $20,000 was subtracted from KEF’s commitment, reducing it from $100,000 to $80,000 and leaving BB&T’s commitment unchanged at $27,000.  As a result of the manner in which the Company’s borrowing base is calculated under the KEF Facility, the reductions did not affect the Company’s availability under the KEF Facility.

Registration Statement

On October 20, 2009, the Company filed a registration statement on Form N-2 with the SEC.  If and when it is declared effective, it will permit the Company to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Note 13. Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2009
	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009

Total Investment Income	$11,808	$10,929	$10,598	$9,283
Net Investment Income	5,881	5,555	5,435	4,160
Net (Decrease) Increase in Net Assets Resulting From Operations	(9,103)	10,280	(788)	3,394

Basic and Diluted Earnings per Weighted Average Common Share	$(0.43)	$0.48	$(0.04)	$0.17

	Year Ended September 30, 2008
	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008

Total Investment Income	$11,402	$11,350	$11,420	$11,553
Net Investment Income	7,303	6,442	6,697	6,110
Net Increase (Decrease) in Net Assets Resulting From Operations	1,900	(11,904)	2,809	(14,068)

Basic and Diluted Earnings per Weighted Average Common Share	$0.11	$(0.61)	$0.13	$(0.67)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

a)  Disclosure Controls and Procedures

As of September 30, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2010 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Executive Compensation” and “Director Compensation”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2010 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.                                       DOCUMENTS FILED AS PART OF THIS REPORT

1.                                       The following financial statements are filed herewith:

Report of Management on Internal Controls
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Assets and Liabilities as of September 30, 2009 and September 30, 2008
Consolidated Schedule of Investments as of September 30, 2009
Consolidated Schedule of Investments as of September 30, 2008
Consolidated Statements of Operations for the years ended September 30, 2009, September 30, 2008 and September 30, 2007
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2009, September 30, 2008 and September 30, 2007
Consolidated Statements of Cash Flows for the years ended September 30, 2009, September 30, 2008 and September 30, 2007
Financial Highlights for the years ended September 30, 2009, September 30, 2008 and September 30, 2007
Notes to Consolidated Financial Statements

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

10.3*

Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on July 12, 2006.

10.4

Custodian Agreement between Gladstone Capital Corporation and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 814-00237), filed August 1, 2006.

10.5*

Amended and Restated Investment Advisory and Management Agreement between Gladstone Capital Corporation and Gladstone Management Corporation, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006 (renewed on July 8, 2009).

10.6*

Administration Agreement between Gladstone Capital Corporation and Gladstone Administration, LLC, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006 (renewed on July 8, 2009).

10.7

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

GLADSTONE CAPITAL CORPORATION

Date: November 23, 2009	By:	/s/ GRESFORD GRAY
Gresford Gray
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: November 23, 2009	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 23, 2009	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: November 23, 2009	By:	/s/ GEORGE STELLJES III
George Stelljes III
President, Chief Investment Officer and Director

Date: November 23, 2009	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Director

Date: November 23, 2009	By:	/s/ GRESFORD GRAY
Gresford Gray
Chief Financial Officer (principal financial and accounting officer)

Date: November 23, 2009	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 23, 2009	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 23, 2009	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 23, 2009	By:	/s/ MAURICE COULON
Maurice Coulon
Director

Date: November 23, 2009	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 23, 2009	By:	/s/ GERARD MEAD
Gerard Mead
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer (1)	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at September 30, 2009	Interest Earned for the year Ended September 30, 2009	Equity in Net Profit (Loss) for the year ended September 30, 2009 (3)	Value at September 30, 2009
CONTROL INVESTMENTS

BERTL, Inc.	Line of Credit	$930	56	—	$—
	Common Stock (2)	424	—	—	—

Clinton Holdings, LLC	Senior Subordinated Term Debt	15,500	—	—	12,013
	Escrow Funding Note	640	—	—	496
	Common Stock Warrants (2)	109	—	—	—

Defiance Integrated Technologies, Inc.	Senior Term Debt	6,005	185	—	6,005
	Senior Term Debt	1,178	—	—	1,178
	Common Stock (2)	1	—	—	816

Lindmark Acquisition, LLC	Senior Subordinated Term Debt	12,000	344	—	10,410
	Senior Subordinated Term Debt	1,553	—	—	1,049
	Common Stock (2)	1	—	—	—

LYP Holdings Corp.	Line of Credit	1,168	57	—	1,168
	Senior Term Debt	325	20		325
	Line of Credit	1,170	24	—	421
	Senior Term Debt	2,688	95	—	—
	Senior Term Debt	2,750	120	—	—
	Common Stock Warrants (2)	—	—	—	—

U.S. Healthcare Communications, Inc.	Line of Credit	169	—	—	91
	Line of Credit	450	—	—	—
	Common Stock (2)	2,470	—	—	—

Western Directories, Inc.	Line of Credit	1,234	32	—	—
	Preferred Stock (2)	1,584	—	—	—
	Common Stock (2)	1	—	—	—

Total Control Investments		$52,350	$933	$—	$33,972

Name of Issuer (1)	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at September 30, 2008	Interest Earned for the year Ended September 30, 2008	Equity in Net Profit (Loss) for the year ended September 30, 2008 (3)	Value at September 30, 2008
CONTROL INVESTMENTS

BERTL, Inc.	Line of Credit	$742	62	—	$—
	Common Stock (2)	424	—	—	—

LYP Holdings Corp.	Line of Credit	75	1	—	—
	Line of Credit	1,170	—	—	—
	Senior Term Debt	2,688	—	—	—
	Senior Term Debt	2,750	—	—	—
	Common Stock Warrants (2)	—	—	—	—

U.S. Healthcare Communications, Inc.	Line of Credit	90	—	—	90
	Line of Credit	450	—	—	450
	Common Stock (2)	2,470	—	—	240

Western Directories, Inc.	Line of Credit	70	1	—	—
	Preferred Stock (2)	1,584	—	—	—
	Common Stock (2)	1	—	—	—

Total Control Investments		$12,514	$64	$—	$780

(1)          Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company

(2)          Security is non-income producing.

(3)          In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in net profit (loss) was recorded as of September 30, 2009.

Name of Issuer (1)	Title of Issue or Nature of Indebtedness	Value of Each Item at September 30, 2008	Gross Additions	Gross Reductions	Value of Each Item at September 30, 2009
CONTROL INVESTMENTS

BERTL, Inc.	Line of Credit	$—	—	—	$—
	Common Stock (2)	—	—	—	—

Clinton Holdings, LLC	Senior Subordinated Term Debt	—	12,013	—	12,013
	Escrow Funding Note	—	496	—	496
	Common Stock Warrants (2)	—	—	—	—

Defiance Integrated Technologies, Inc.	Senior Term Debt	—	6,005	—	6,005
	Senior Term Debt	—	1,178	—	1,178
	Common Stock (2)	—	816	—	816

Lindmark Acquisition, LLC	Senior Subordinated Term Debt	—	10,410	—	10,410
	Senior Subordinated Term Debt	—	1,049	—	1,049
	Common Stock (2)	—	—	—	—

LYP Holdings Corp.	Line of Credit	—	1,168	—	1,168
	Senior Term Debt	—	325		325
	Line of Credit	—	421	—	421
	Senior Term Debt	—	—	—	—
	Senior Term Debt	—	—	—	—
	Common Stock Warrants (2)	—	—	—	—

U.S. Healthcare Communications, Inc.	Line of Credit	90	1	—	91
	Line of Credit	450	—	(450)	—
	Common Stock (2)	240	—	(240)	—

Western Directories, Inc.	Line of Credit	—	—	—	—
	Preferred Stock (2)	—	—	—	—
	Common Stock (2)	—	—	—	—

Total Control Investments		$780	$33,882	$(690)	$33,972

(1)          Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company

(2)          Security is non-income producing.