Form 10-Q
period 2009-12-31
GLADSTONE CAPITAL CORP
filed 2010-02-01
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 1, 2010 was 21,087,574.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	December 31,	September 30,
	2009	2009
ASSETS
Non-Control/Non-Affiliate investments (Cost 12/31/09: $293,830; 9/30/09: $312,043)	$272,380	$286,997
Control investments (Cost 12/31/09: $53,634; 9/30/09: $52,350)	34,258	33,972
Total investments at fair value (Cost 12/31/09: $347,464; 9/30/09: $364,393)	306,638	320,969
Cash	6,374	5,276
Interest receivable – investments in debt securities	3,159	3,048
Interest receivable – employees (Refer to Note 4)	113	85
Due from custodian	9,770	3,059
Due from Adviser (Refer to Note 4)	—	69
Deferred financing fees	640	1,230
Prepaid assets	381	341
Receivable from portfolio companies, less allowance for uncollectible receivables of $32 and $0 at December 31, 2009 and September 30, 2009, respectively	611	1,528
Other assets	828	305
TOTAL ASSETS	$328,514	$335,910

LIABILITIES
Accounts payable	$—	$67
Interest payable	339	378
Fee due to Administrator (Refer to Note 4)	178	216
Due to Adviser (Refer to Note 4)	1,285	834
Borrowings under line of credit at fair value (Cost 12/31/09: $73,400; 9/30/09: $83,000)	73,531	83,350
Accrued expenses and deferred liabilities	1,688	1,800
Funds held in escrow	44	189
TOTAL LIABILITIES	77,065	86,834
NET ASSETS	$251,449	$249,076

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,087,574 shares issued and outstanding at December 31, 2009 and September 30, 2009	$21	$21
Capital in excess of par value	328,164	328,203
Notes receivable – employees (Refer to Note 4)	(8,504)	(9,019)
Net unrealized depreciation on investments	(40,826)	(43,425)
Net unrealized appreciation on borrowings under line of credit	(131)	(350)
Accumulated Net Realized Losses	(27,275)	(26,354)
TOTAL NET ASSETS	$251,449	$249,076
NET ASSETS PER SHARE	$11.92	$11.81

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.5%, Due 12/2009) (5) (11)	$963	$770

ACE Expediters, Inc	Service-over-the-ground logistics	Senior Term Debt (13.5%, Due 9/2014) (5) (12)	5,157	5,015
		Common Stock Warrants (8)	200	447

ActivStyle Acquisition Co.	Service-medical products distribution	Senior Term Debt (13.0%, Due 4/2014) (3) (9)	4,000	4,021

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.0%, Due 9/2012) (5)	9,554	8,848
		Senior Term Debt (13.0%, Due 12/2010) (5)	260	254

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.5%, Due 1/2011) (5)	1,500	1,498
		Senior Term Debt (8.5%, Due 1/2012) (5)	2,877	2,855
		Senior Term Debt (10.5%, Due 1/2012) (3) (5)	3,688	3,623

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,435	6,691

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (non-accrual, Due 8/2008) (5) (10) (11)	631	319

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 9/2010) (5)	450	429
		Senior Term Debt (7.3%, Due 9/2010) (5)	486	462

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (5)	6,236	5,987

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (5)	2,100	2,074
		Senior Term Debt (7.8%, Due 11/2010) (3) (5)	4,354	4,299

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8)	37	1,005

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $2,000 available (4.5%, Due 12/2010)	—	—
		Senior Term Debt (9.0%, Due 12/2012) (5)	6,599	6,508
		Senior Subordinated Term Debt (11.5%, Due 12/2012) (3) (5)	6,666	6,507

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2010) (3) (5)	4,360	3,270

Heartland Communications Group	Service-radio station operator	Senior Term Debt (10.0%, Due 5/2011) (5)	4,563	2,499

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (5)	4,937	4,752

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2010) (5)	700	693
		Senior Term Debt (8.5%, Due 5/2012) (5)	1,987	1,938
		Senior Term Debt (10.5%, Due 5/2012) (3) (5)	2,500	2,406

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (5)	153	38
		Senior Term Debt (11.0%, Due 3/2010) (5)	1,783	445

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (12.0%, Due 6/2011) (5)	497	423
		Senior Term Debt (12.0%, Due 6/2013) (5)	9,373	7,967

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $3,000 available (11.3%, Due 5/2010) (5)	1,000	930
		Senior Term Debt (5) (11.3%, Due 5/2012) (5)	3,870	3,599
		Senior Term Debt (14.3%, Due 5/2012) (3) (5)	4,410	4,057

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (5)	6,475	5,439

Company (1)	Industry	Investment (2)	Cost	Fair Value

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (5)	$156	$128

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Senior Term Debt (10.5%, Due 12/2011) (5)	2,550	2,509
		Senior Term Debt (10.5%, Due 12/2011) (3) (5)	7,500	7,237

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note (8.5%, Due 10/2011) (5)	1,000	973
		Senior Term Debt (8.5%, Due 10/2010) (5)	4,125	4,012
		Senior Term Debt (11.5%, Due 10/2010) (3) (5)	4,053	3,941

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2010)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (5)	1,450	1,339
		Senior Term Debt (10.5%, Due 7/2011) (3) (5)	2,900	2,650

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (5)	2,312	2,289
		Senior Term Debt (10.5%, Due 1/2011) (4) (5)	3,060	3,014

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)	700	695
		Mortgage Note (9.5%, Due 10/2014) (5)	7,315	7,279
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,418	1,407
		Senior Term Debt (11.0%, Due 10/2012) (3) (5)	11,783	11,577
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,790
		Common Stock Warrants (8)	209	—

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	10,780	10,686

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (non-accrual, Due 10/2008) (5) (10) (11)	2,945	442

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,406	5,913

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Senior Term Debt (11.0%, Due 5/2012) (5)	16,948	16,143
		Senior Term Debt (13.5%, Due 5/2012) (3) (5)	10,700	10,085

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011) (5)	1,000	944
		Senior Term Debt (8.5%, Due 1/2011) (5)	1,488	1,404
		Senior Term Debt (12.0%, Due 1/2011) (3) (5)	3,000	2,786

VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, Due 8/2013) (5)	13,658	13,590

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	725	711
		Senior Term Debt (13.0%, Due 3/2011) (3) (5)	4,058	3,977

Visual Edge Technology, Inc.	Service-office equipment distribution	Line of credit, $3,000 available (10.8%, Due 9/2011) (5)	2,915	2,302
		Senior Subordinated Term Debt (15.5%, Due 8/2011) (5)	5,000	3,950

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (5)	15,000	14,588
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (5)	10,000	9,625

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2013) (5)	1,250	1,241
		Senior Term Debt (5.7%, Due 5/2013) (5)	1,690	1,648
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,925	9,528

Subtotal - Non-syndicated loans			283,820	264,471

Company (1)	Industry	Investment (2)	Cost	Fair Value

Syndicated Loans:

GTM Holdings, Inc.	Manufacturing-socks	Senior Subordinated Term Debt (11.8%, Due 4/2014) (13)	$500	$337

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.8%, Due 1/2012) (6)	7,170	5,998

WP Evenflo Group Holdings Inc.	Manufacturing-infant and	Senior Term Debt (8.0%, Due 2/2013) (6)	1,896	1,574
	juvenile products	Senior Preferred Equity (8)	333	—
		Junior Preferred Equity (8)	111	—
		Common Stock (8)	—	—

Subtotal - Syndicated loans			10,010	7,909

Total Non-Control/Non-Affiliate Investments			$293,830	$272,380

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $842 available (non-accrual, Due 10/2010) (7)(10)(13)	$930	$—
		Common Stock (7) (8)	423	—

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5)	17,140	13,712
		Common Stock Warrants (7) (8)	109	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (3) (5)	7,354	7,355
		Common Stock (7) (8)	1	—
		Guaranty ($250)

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.3%, Due 10/2012) (7)	12,000	10,500
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (7)	1,553	1,058
		Common Stock (7) (8)	1	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,850 available (10.0%, Due 12/2010) (7)	1,248	1,248
		Senior Term Debt (12.5%, Due 2/2012) (7)	325	222
		Line of Credit, $3,000 available (non-accrual, Due 6/2010) (7) (10)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011) (7) (10)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (7) (10)	2,750	—
		Common Stock Warrants (7) (8)	—	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $400 available (non-accrual, Due 12/2010) (7) (10)	169	163
		Line of credit, $450 available (non-accrual, Due 12/2010) (7) (10)	450	—
		Common Stock (7) (8)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,280 available (non-accrual, Due 12/2009) (7) (10)	1,268	—
		Preferred Stock (7) (8)	1,584	—
		Common Stock (7) (8)	1	—

Total Control Investments			$53,634	$34,258

Total Investments			$347,464	$306,638

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents interest rates in effect at December 31, 2009 and due date represents the contractual maturity date.
(3)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
(4)

Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(6)	Security valued based on the indicative bid price on or near December 31, 2009, offered by the respective syndication agent’s trading desk or secondary desk.
(7)	Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.
(8)	Security is non-income producing.
(9)	ActivStyle’s fair value was based on the full repayment subsequent to December 31, 2009 and includes a success fee with a fair value of $21 (see Note 10).
(10)	BERTL, CCS, SCI Cable, U.S. Healthcare, Western Directories and a portion of LYP Holdings are currently past due on interest payments and are on non-accrual.
(11)

Access TV’s loan matured in December 2009, CCS’ loan matured in August 2008 and SCI Cable’s loan matured in October 2008. The Company is actively working to recover amounts due under these loans, however, there is no assurance that there will be any recovery of amounts past due.

(12)	ACE Expediters’ interest and BERTL’s interest include paid in kind (“PIK”) interest. Please refer to Note 2 “Summary of Significant Accounting Policies.”
(13)	Security valued based on the transaction sale price subsequent to December 31, 2009 (see Note 10).

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.5%, Due 12/2009) (5) (9)	$963	$868

ACE Expediters, Inc	Service-over-the-ground logistics	Senior Term Debt (13.5%, Due 9/2014) (5) (13)	5,106	4,864
		Common Stock Warrants (8)	200	564

ActivStyle Acquisition Co.	Service-medical products distribution	Senior Term Debt (13.0%, Due 4/2014) (3) (5)	4,000	3,940

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.0%, Due 9/2012) (5)	9,709	8,746
		Senior Term Debt (13.0%, Due 12/2010) (5)	260	246

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.5%, Due 1/2010) (5)	1,700	1,681
		Senior Term Debt (8.5%, Due 1/2012) (5)	2,877	2,823
		Senior Term Debt (10.5%, Due 1/2012) (3) (5)	3,688	3,582

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,300	5,840
		Senior Term Debt (12.0%, Due 7/2009) (3) (5) (12)	950	475

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (non-accrual, Due 8/2008) (5) (10) (12)	631	126

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 9/2010) (5)	450	427
		Senior Term Debt (7.3%, Due 9/2010) (5)	518	488

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (5)	6,233	5,890

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (5)	2,300	2,266
		Senior Term Debt (7.8%, Due 11/2010) (3) (5)	4,365	4,267

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8)	37	1,223

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $2,000 available (4.5%, Due 12/2010)	—	—
		Senior Term Debt (9.0%, Due 12/2012) (5)	6,599	6,450
		Senior Subordinated Term Debt (11.5%, Due 12/2012) (3) (5)	6,665	6,432

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2010) (3) (5)	4,410	3,528

Heartland Communications Group	Service-radio station operator	Senior Term Debt (10.0%, Due 5/2011) (5)	4,567	2,726

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (5)	4,950	4,715

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2010) (5)	700	690
		Senior Term Debt (8.5%, Due 5/2012) (5)	2,120	2,036
		Senior Term Debt (10.5%, Due 5/2012) (3) (5)	2,500	2,366

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (5)	153	69
		Senior Term Debt (11.0%, Due 3/2010) (5)	1,785	801

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (12.0%, Due 6/2011) (5)	497	450
		Senior Term Debt (12.0%, Due 6/2013) (5)	9,373	8,482

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $3,000 available (11.3%, Due 5/2010) (5)	1,000	945
		Senior Term Debt (5) (11.3%, Due 5/2012) (5)	3,870	3,657
		Senior Term Debt (14.3%, Due 5/2012) (3) (5)	4,410	4,112

Company (1)	Industry	Investment (2)	Cost	Fair Value

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (5)	$6,562	$5,414

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (4.5%, Due 12/2009)	—	—
		Senior Term Debt (10.5%, Due 12/2011) (5)	2,750	2,633
		Senior Term Debt (10.5%, Due 12/2011) (3) (5)	7,500	7,059

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note (8.5%, Due 10/2011) (5)	1,000	988
		Senior Term Debt (8.5%, Due 10/2010) (5)	4,250	4,192
		Senior Term Debt (11.5%, Due 10/2010) (3) (5)	4,074	4,023

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2010)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (5)	1,600	1,468
		Senior Term Debt (10.5%, Due 7/2011) (3) (5)	2,900	2,632

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (5)	2,437	2,383
		Senior Term Debt (10.5%, Due 1/2011) (4) (5)	3,060	2,949

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)	800	788
		Mortgage Note (9.5%, Due 10/2014) (5)	7,335	7,261
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,530	1,507
		Senior Term Debt (11.0%, Due 10/2012) (3) (5)	11,813	11,518
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,640
		Common Stock Warrants (8)	209	282

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	10,780	10,618

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (9.3%, Due 10/2008) (5) (12)	2,881	576

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,411	5,817

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Senior Term Debt (11.0%, Due 5/2012) (5)	16,948	15,973
		Senior Term Debt (13.5%, Due 5/2012) (3) (5)	10,700	9,978

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011) (5)	1,000	933
		Senior Term Debt (8.5%, Due 1/2011) (5)	1,487	1,387
		Senior Term Debt (12.0%, Due 1/2011) (3) (5)	3,000	2,745

Tulsa Welding School	Service-private welding school	Line of credit, $750 available (9.5%, Due 9/2011)	—	—
		Senior Term Debt (9.5%, Due 9/2013) (5)	4,144	4,144
		Senior Term Debt (12.8%, Due 9/2013) (5)	7,960	7,950

VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, Due 8/2013) (5)	13,726	13,589

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	775	743
		Senior Term Debt (13.0%, Due 3/2011) (3) (5)	4,061	3,893

Visual Edge Technology, Inc.	Service-office equipment distribution	Line of credit, $3,000 available (10.8%, Due 9/2011) (5)	2,981	2,340
		Senior Subordinated Term Debt (15.5%, Due 8/2011) (5)	5,000	3,925

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (5)	15,000	14,269
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (5)	10,000	9,400

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2013) (5)	1,147	1,136
		Senior Term Debt (5.7%, Due 5/2013) (5)	1,690	1,642
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,925	9,478

Subtotal - Non-syndicated loans			298,322	277,048

Company (1)	Industry	Investment (2)	Cost	Fair Value

Syndicated Loans:

GTM Holdings, Inc.	Manufacturing-socks	Senior Subordinated Term Debt (11.8%, Due 4/2014) (6)	$500	$220

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (3.6%, Due 11/2013) (7)	1,438	925

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.8%, Due 1/2012) (6)	7,174	5,713

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Subordinated Term Debt (6.0%, Due 3/2014) (7)	2,264	1,856

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (6)	1,901	1,235
		Senior Preferred Equity (8)	333	—
		Junior Preferred Equity (8)	111	—
		Common Stock (8)	—	—

Subtotal - Syndicated loans			13,721	9,949

Total Non-Control/Non-Affiliate Investments			$312,043	$286,997

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $842 available (non-accrual, Due 10/2009) (10)(13)(15)	$930	$—
		Common Stock (8) (15)	424	—

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5) (14)	15,500	12,013
		Escrow Funding Note (12.0%, Due 1/2013) (5) (14)	640	496
		Common Stock Warrants (8) (15)	109	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (11)	6,005	6,005
		Senior Term Debt (11.0%, Due 4/2010) (3) (11)	1,178	1,178
		Common Stock (8) (15)	1	816
		Guaranty ($250)

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.3%, Due 10/2012) (15) (16)	12,000	10,410
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (15) (16)	1,553	1,049
		Common Stock (8) (15)	1	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,250 available (10.0%, Due 7/2010) (15)	1,168	1,168
		Senior Term Debt (12.5%, Due 2/2012) (15)	325	325
		Line of Credit, $3,000 available (non-accrual, Due 6/2010) (10) (15)	1,170	421
		Senior Term Debt (non-accrual, Due 6/2011) (10) (15)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (10) (15)	2,750	—
		Common Stock Warrants (8) (15)	—	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10) (15)	169	91
		Line of credit, $450 available (non-accrual, Due 3/2010) (10) (15)	450	—
		Common Stock (8) (15)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,250 available (non-accrual, Due 12/2009) (10) (15)	1,234	—
		Preferred Stock (8) (15)	1,584	—
		Common Stock (8) (15)	1	—

Total Control Investments			$52,350	$33,972

Total Investments			$364,393	$320,969

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents interest rates in effect at September 30, 2009 and due date represents the contractual maturity date.
(3)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
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

(15)	Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
INVESTMENT INCOME
Interest income — Non-Control/Non-Affiliate investments	$8,984	$11,661
Interest income — Control investments	693	20
Interest income — Cash	—	10
Interest income — Notes receivable from employees (Refer to Note 4)	113	117
Prepayment fees and other income	14	—
Total investment income	9,804	11,808

EXPENSES
Interest expense	1,535	2,461
Loan servicing fee (Refer to Note 4)	929	1,623
Base management fee (Refer to Note 4)	721	434
Incentive fee (Refer to Note 4)	375	1,176
Administration fee (Refer to Note 4)	178	227
Professional fees	912	313
Amortization of deferred financing fees	494	719
Stockholder related costs	78	89
Directors fees	48	48
Insurance expense	68	57
Other expenses	67	66
Expenses before credit from Adviser	5,405	7,213
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(29)	(1,286)
Total expenses net of credit to base management and incentive fees	5,376	5,927

NET INVESTMENT INCOME	4,428	5,881

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND BORROWINGS UNDER LINE OF CREDIT:
Net realized loss on investments	(920)	(1,731)
Net unrealized appreciation (depreciation) on investments	2,599	(13,253)
Net unrealized depreciation on borrowings under line of credit	219	—
Net gain (loss) on investments and borrowings under line of credit	1,898	(14,984)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,326	$(9,103)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.30	$(0.43)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,087,574	21,087,574

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
Operations:
Net investment income	$4,428	$5,881
Net realized loss on investments	(920)	(1,731)
Net unrealized appreciation (depreciation) on investments	2,599	(13,253)
Net unrealized depreciation on borrowings under line of credit	219	—
Net increase (decrease) in net assets from operations	6,326	(9,103)

Capital transactions:
Shelf offering costs	(39)	(3)
Distributions to stockholders	(4,428)	(8,856)
Repayment of principal on employee notes	—	4
Reclassification of principal on employee note	514	—
Net (decrease) in net assets from capital transactions	(3,953)	(8,855)

Total increase (decrease) in net assets	2,373	(17,958)
Net assets at beginning of year	249,076	271,748
Net assets at end of period	$251,449	$253,790

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$6,326	$(9,103)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(2,171)	(8,702)
Principal repayments on investments	15,404	14,927
Proceeds from sale of investments	2,782	2,212
Net amortization of premiums and discounts	45	(49)
Increase in investment balance due to paid in kind interest	(51)	(17)
Net realized loss on investments	920	1,731
Amortization of deferred financing fees	494	719
Change in net unrealized (depreciation) appreciation on investments	(2,599)	13,253
Change in net unrealized appreciation on borrowings under line of credit	(219)	—
(Increase) decrease in interest receivable	(139)	902
Increase in funds due from custodian	(6,711)	(2,760)
Increase in prepaid assets	(40)	(15)
Decrease in due from affiliate	69	—
Decrease (increase) in receivables from portfolio companies	885	(272)
Decrease in other assets	24	69
Decrease in accounts payable	(67)	—
Decrease in interest payable	(39)	(103)
Decrease in accrued expenses and deferred liabilities	(112)	(181)
Increase in fees due to affiliate (Refer to Note 4)	451	268
Decrease in administration fee due to Gladstone Administration (Refer to Note 4)	(38)	(20)
Decrease in funds held in escrow	(145)	(158)
Net cash provided by operating activities	15,069	12,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Shelf offering costs	(39)	(3)
Borrowings from the line of credit	2,900	22,500
Repayments on the line of credit	(12,500)	(27,060)
Distributions paid	(4,428)	(8,856)
Receipt of principal on notes receivable — employees (Refer to Note 4)	—	4
Deferred financing rebate (fees)	96	(23)
Net cash used in financing activities	(13,971)	(13,438)

NET INCREASE (DECREASE) IN CASH	1,098	(737)
CASH, BEGINNING OF PERIOD	5,276	6,493
CASH, END OF PERIOD	$6,374	$5,756

NON-CASH FINANCING ACTIVITIES
Reclassification of principal on employee note (Refer to Note 4)	$514	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

(UNAUDITED)

	Three months ended December 31,
	2009	2008
Per Share Data (1)
Net asset value at beginning of period	$11.81	$12.89
Income from investment operations:
Net investment income (2)	0.21	0.28
Net realized loss on investments (2)	(0.04)	(0.08)
Net unrealized appreciation (depreciation) on investments (2)	0.12	(0.63)
Net unrealized depreciation on borrowings under line of credit (2)	0.01	—
Total from investment operations	0.30	(0.43)

Distributions to stockholders (3)	(0.21)	(0.42)
Reclassification of principal on employee note (3)	0.02	—
Net asset value at end of period	$11.92	$12.04

Per share market value at beginning of period	$8.93	$15.24
Per share market value at end of period	$7.69	$8.09
Total return (4)(5)	(11.58)%	(44.09)%
Shares outstanding at end of period	21,087,574	21,087,574

Statement of Assets and Liabilities Data:
Net assets at end of period	$251,449	$253,790
Average net assets (6)	$248,874	$262,001
Senior Securities Data:
Borrowings under line of credit	$73,531	$146,470
Asset coverage ratio (7)(8)	442%	273%
Asset coverage per unit (8)	$4,420	$2,733
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized (9)	8.69%	11.01%
Ratio of net expenses to average net assets-annualized (10)	8.64%	9.05%
Ratio of net investment income to average net assets-annualized	7.12%	8.98%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
(3)

Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)

Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of the Company’s dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of the Company’s distributions please refer to Note 8.

(5)	Amounts were not annualized.
(6)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(7)

As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings.

(8)

Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per $1 thousand of indebtedness.

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

DECEMBER 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

(UNAUDITED)

NOTE 1.  ORGANIZATION

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, the Company may acquire from others existing loans that meet this profile.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted.  In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included.  The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2009.

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

As of December 31, 2009, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a functioning secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value the Company’s remaining syndicated loans as of December 31, 2009.  However, for the syndicated loan sale completed after December 31, 2009, the Company used the sales price to value such syndicated loan.

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

•        the comparison to publicly traded securities; and

•        DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the Company has estimated the total enterprise value of the issuer, the Company will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.  If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

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

Refer to Note 3 for additional information regarding fair value measurements under ASC 820-10.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest.  At December 31, 2009, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $13,001, or 3.7% of the cost basis of all loans in the Company’s portfolio.  At September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022, or 2.8% of the cost basis of all loans in the Company’s portfolio.  Conditional interest, or a success fee, is recorded when earned or upon full repayment of a loan investment.

Paid in Kind Interest

The Company has two loans in its portfolio which contain PIK provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.   For the three months ended December 31, 2009 and 2008, the Company recorded PIK income of $51 and $17, respectively.

Recent Accounting Pronouncements

In August 2009, FASB issued Accounting Standard Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value.”  The update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities.  ASU No. 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability.  ASU No. 2009-05 is effective for interim and annual periods beginning after August 28, 2009.  The Company adopted ASU No. 2009-05 beginning with the quarter ended December 31, 2009.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required.  New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments.  ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company determined that the adoption of this standard did not have a material effect on its financial position and results of operations as of and for the three months ended December 31, 2009.

In December 2009, FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to absorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009.  The Company does not believe the adoption of this standard will have a material impact on its financial position and results of operations.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009 and December 15, 2010.  The Company is currently evaluating the impact of adopting this standard on its financial position and results of operations.

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

At December 31, 2009, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of December 31, 2009 and September 30, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by the guidance:

	As of December 31, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Senior Term Debt	$—	$—	$198,577	$198,577
Senior Subordinated Term Debt	—	—	106,609	106,609
Preferred Equity Securities	—	—	—	—
Common Equity Securities	—	—	1,452	1,452
Total investments at fair value	$—	$—	$306,638	$306,638

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Senior Term Debt	$—	$—	$212,290	$212,290
Senior Subordinated Term Debt	—	—	105,794	105,794
Preferred Equity Securities	—	—	—	—
Common Equity Securities	—	—	2,885	2,885
Total investments at fair value	$—	$—	$320,969	$320,969

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the three-month period from September 30, 2009 to December 31, 2009, and for the three-month period from  September 30, 2008 to December 31, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended December 31, 2009:
Fair value at September 30, 2009	$286,997	$33,972	$320,969
Realized losses (a)	(920)	—	(920)
Reversal of prior period depreciation on realization (b)	1,406	—	1,406
Unrealized appreciation (depreciation) (b)	2,193	(1,000)	1,193
New investments, repayments, and settlements, net (c)	(17,296)	1,286	(16,010)
Transfers in (out) of Level 3	—	—	—
Fair value as of December 31, 2009	$272,380	$34,258	$306,638

Three months ended December 31, 2008:
Fair value at September 30, 2008	$407,153	$780	$407,933
Realized losses (a)	(1,731)	—	(1,731)
Reversal of prior period depreciation on realization (b)	1,185	—	1,185
Unrealized depreciation (b)	(13,626)	(812)	(14,438)
New investments, repayments and settlements, net (c)	(8,969)	598	(8,371)
Transfers in (out) of Level 3	—	—	—
Fair value as of December 31, 2008	$384,012	$566	$384,578

	Senior	Senior	Preferred	Common
	Term	Subordinated	Equity	Equity
	Debt	Term Debt	Securities	Securities	Total
Three months ended December 31, 2009:
Fair value at September 30, 2009	$212,290	$105,794	$—	$2,885	$320,969
Realized losses (a)	(513)	(407)	—	—	(920)
Reversal of prior period depreciation on realization (b)	999	407	—	—	1,406
Unrealized appreciation (depreciation) (b)	(19)	1,829	—	(617)	1,193
New investments, repayments, and settlements, net (c)	(14,180)	(1,014)	—	(816)	(16,010)
Transfers in (out) of Level 3	—	—	—	—	—
Fair value as of December 31, 2009	$198,577	$106,609	$—	$1,452	$306,638

Three months ended December 31, 2008:
Fair value at September 30, 2008	$265,297	$140,676	$—	$1,960	$407,933
Realized losses (a)	(1,758)	27	—	—	(1,731)
Reversal of prior period depreciation on realization (b)	1,185	—	—	—	1,185
Unrealized depreciation (b)	(8,891)	(5,586)	—	38	(14,438)
New investments, repayments and settlements, net (c)	(7,948)	(423)	—	—	(8,371)
Transfers in (out) of Level 3	—	—	—	—	—
Fair value as of December 31, 2008	$247,886	$134,694	$—	$1,998	$384,578

(a)	Included in net realized loss on investments on the accompanying condensed consolidated statements of operations for the three months ended December 31, 2009 and 2008.
(b)	Included in unrealized appreciation (depreciation) on investments on the accompanying condensed consolidated statements of operations for the three months ended December 31, 2009 and 2008.
(c)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

At December 31, 2009 and September 30, 2009, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $272,380 and $286,997, at fair value, respectively.

Control Investments

At December 31, 2009 and September 30, 2009, the Company held Control investments in the aggregate of approximately $34,258 and $33,972, at fair value, respectively.  At December 31, 2009, the Control investments were comprised of BERTL, Inc. (“BERTL”), Clinton Holdings, LLC (“Clinton”), Defiance Integrated Technologies, Inc. (“Defiance”), Lindmark Acquisition, LLC (“Lindmark”), LYP Holdings Corp. (“LYP Holdings”), U.S. Healthcare Communications, Inc. (“U.S. Healthcare”) and Western Directories, Inc. (“Western Directories”).

•                  BERTL: The Company originally purchased a past due debt instrument in MCA Communications, LLC and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL’s obligations under the debt instrument on September 28, 2007.  BERTL is a web-based evaluator of digital imaging products.

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

Investment Concentrations

At December 31, 2009, the Company had aggregate investments in 46 portfolio companies and approximately 64.8% of the aggregate fair value of such investments was senior term debt, approximately 34.8% was senior subordinated term debt, no investments were in junior subordinated debt and approximately 0.4% was in equity securities.  The following table outlines the Company’s investments by type at December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$224,663	$198,577	$240,172	$212,290
Senior Subordinated Term Debt	117,323	106,609	118,743	105,794
Preferred Equity Securities	2,028	—	2,028	—
Common Equity Securities	3,450	1,452	3,450	2,885

Total Investments	$347,464	$306,638	$364,393	$320,969

Investments at fair value consisted of the following industry classifications as of December 31, 2009 and September 30, 2009:

	December 31, 2009			September 30, 2009
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$—	—	—	$1,857	0.6%	0.7%
Automobile	7,355	2.4%	2.9%	7,999	2.5%	3.2%
Broadcast (TV & Radio)	43,192	14.1%	17.2%	43,403	13.5%	17.4%
Buildings & Real Estate	13,015	4.3%	5.2%	12,882	4.0%	5.2%
Cargo Transport	5,462	1.8%	2.2%	5,427	1.7%	2.2%
Chemicals, Plastics & Rubber	15,813	5.2%	6.3%	15,884	4.9%	6.4%
Diversified/Conglomerate Manufacturing	1,573	0.5%	0.6%	1,236	0.4%	0.5%
Diversified Natural Resources, Precious Metals & Minerals	13,590	4.4%	5.4%	13,589	4.2%	5.5%
Electronics	27,092	8.8%	10.8%	27,899	8.7%	11.2%
Farming & Agriculture	8,982	2.9%	3.6%	9,309	2.9%	3.7%
Healthcare, Education & Childcare	45,817	14.9%	18.2%	58,054	18.1%	23.3%
Home & Office Furnishings	16,825	5.5%	6.7%	16,744	5.2%	6.7%
Leisure, Amusement, Movies & Entertainment	5,037	1.6%	2.0%	5,091	1.6%	2.0%
Machinery	8,926	2.9%	3.5%	9,202	2.9%	3.7%
Mining, Steel, Iron & Non-Precious Metals	22,969	7.5%	9.1%	21,926	6.8%	8.8%
Personal & Non-durable Consumer Products	8,586	2.8%	3.4%	8,714	2.7%	3.5%
Printing & Publishing	37,854	12.4%	15.1%	37,864	11.8%	15.2%
Retail Stores	24,213	7.9%	9.6%	23,669	7.4%	9.5%
Textiles & Leather	337	0.1%	0.1%	220	0.1%	0.1%
Total	$306,638	100.0%		$320,969	100.0%

The investments at fair value were included in the following geographic regions of the United States at December 31, 2009 and September 30, 2009:

	December 31, 2009			September 30, 2009
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$160,523	52.4%	63.8%	$172,263	53.7%	69.2%
West	62,970	20.5%	25.0%	65,678	20.5%	26.4%
Southeast	34,626	11.3%	13.8%	34,708	10.8%	13.9%
Mid-Atlantic	28,633	9.3%	11.4%	28,437	8.8%	11.4%
Northeast	13,887	4.5%	5.5%	14,170	4.4%	5.7%
U.S. Territory	5,999	2.0%	2.4%	5,713	1.8%	2.3%
	$306,638	100.0%		$320,969	100.0%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining nine months ending September 30:	2010	$36,599
For the fiscal year ending September 30:	2011	92,485
	2012	72,816
	2013	121,017
	2014	11,773
	2015	6,851
	Total Contractual Repayments	341,541
	Investments in equity securities	5,478
	Unamortized premiums, discounts and investment acquisition costs on debt securities	445
	Total	$347,464

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser, who at the time of the loans were joint employees of the Company and either the Adviser or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the three months ended December 31, 2009 or December 31, 2008.  The Company received $0 and $4 of principal repayments during the three months ended December 31, 2009 and December 31, 2008, respectively.  The Company recognized interest income from all employee stock option loans of $113 and $117 for the three months ended December 31, 2009 and 2008, respectively.

During the three months ended December 31, 2009, $514 of an employee stock option loan to a former employee of the Adviser was transferred from notes receivable — employees to other assets in connection with the termination of her employment with the Adviser and the later amendment of the loan.  The interest on the loan from the time the employee stopped working for the Adviser is included in other income on the condensed consolidated statement of operations.

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

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying condensed consolidated statement of operations:

	Three months ended
	December 31, 2009	December 31, 2008
Base management fee (1)	$721	$434
Credit for fees received by Adviser from the portfolio companies	—	(5)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(7)	(105)
Net base management fee	$714	$324

Incentive fee	$375	$1,176
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(22)	(1,176)
Net incentive fee	$353	$—

Credit for fees received by Adviser from the portfolio companies	$—	$(5)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(7)	(105)
Incentive fee credit	(22)	(1,176)
Credit to base management and incentive fees from Adviser	$(29)	$(1,286)

(1)         Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)         The board of our Adviser voluntarily, irrevocably and unconditionally waived, for the three months ended December 31, 2009 and 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.  Fees waived cannot be recouped by the Adviser in the future.

Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Amounts included in Due to Adviser in the accompanying condensed consolidated statements of assets and liabilities were as follows:

	December 31, 2009	September 30, 2009
Unpaid base management fee to Adviser	$714	$617
Unpaid incentive fee to Adviser	353	—
Unpaid loan servicing fees to Adviser	218	217
Total Due to Adviser	$1,285	$834

As of December 31, 2009 and September 30, 2009, Due from Adviser totaled $0 and $69, respectively, which included reimbursements for non-recurring costs incurred on behalf of the portfolio companies.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser have been and continue to be treated as reductions directly against the 2% base management fee under the Advisory Agreement.  For the three months ended December 31, 2009 and 2008, these loan servicing fees totaled $929 and $1,623, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee, which is presented as the line item Base management fee in the accompanying condensed consolidated statements of operations.  As of December 31, 2009 and September 30, 2009, the Company owed $218 and $217, respectively, of unpaid loan servicing fees to the Adviser, which are recorded in Fees due to Adviser in the accompanying condensed consolidated statements of assets and liabilities.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.  For the three months ended December 31, 2009 and 2008, the Company recorded administration fees of $178 and $227, respectively.  As of December 31, 2009 and September 30, 2009, the Company owed $178 and $216, respectively, of unpaid administration fees to the Adviser, which is recorded in the Fee due to Administrator in the accompanying condensed consolidated statements of assets and liabilities.

NOTE 5. LINE OF CREDIT

On May 15, 2009, the Company, through Business Loan, entered into a third amended and restated credit agreement which currently provides for a $102,000 revolving line of credit arranged by Key Equipment Finance Inc. “(KEF”) as administrative agent, replacing Deutsche Bank, A.G. as administrative agent (the “KEF Facility”).  Branch Banking and Trust Company (“BB&T”) also joined the KEF Facility as a committed lender.  Advances under the KEF Facility will generally bear interest at the 30-day LIBOR or the commercial paper rate (subject to a minimum rate of 2%), plus 4% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of December 31, 2009, there was a cost basis of approximately $73,400 of borrowings outstanding under the KEF Facility at an average interest rate of 7.30%, and the remaining borrowing capacity under the KEF Facility was $28,600.  Available borrowings are subject to various constraints imposed under the KEF Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the KEF Facility.  The KEF Facility matures on May 14, 2010 and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity.  In addition, after May 14, 2010, if the KEF Facility is not renewed, all principal collections from the Company’s loans are required to be used to pay outstanding principal on the KEF Facility.

During the three months ended December 31, 2009, the Company reduced the size of the KEF Facility by $25,000, from $127,000 to $102,000.  Without the addition of other committed lenders, the KEF Facility provides a total commitment of $102,000 from January 1, 2010 to May 11, 2010 and $77,000 thereafter.

The KEF Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies.  The facility also limits payments of distributions.  As of December 31, 2009, Business Loan was in compliance with all of the facility covenants.

The Company applied ASC 825, “Financial Instruments,” specifically for the KEF Facility, which was consistent with its application of ASC 820 to its investments.  ASC 825 requires that the Company apply a fair value methodology to the KEF Facility. The Company estimated the fair value of the KEF Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  The Company also considered its own credit risk.  The following table presents the KEF Facility carried at fair value as of December 31, 2009 and September 30, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of December 31, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$73,531	$73,531
Total	$—	$—	$73,531	$73,531

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$83,350	$83,350
Total	$—	$—	$83,350	$83,350

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the three-month period from September 30, 2009 to December 31, 2009, for the KEF Facility for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

Borrowings under line of credit
Three months ended December 31, 2009:
Fair value at September 30, 2009	$83,350
Unrealized depreciation (a)	(219)
Net borrowings (b)	(9,600)
Transfers in (out) of Level 3	—
Fair value as of December 31, 2009	$73,531

(a)          Included in unrealized depreciation on borrowings under line of credit on the accompanying condensed consolidated statements of operations for the three months ended December 31, 2009.

(b)         Includes borrowings and principal repayments on the line of credit.

NOTE 6. COMMON STOCK TRANSACTIONS

Transactions in common stock were as follows:

	Shares	Total Value
Balance at September 30, 2009	21,087,574	$328,224
Shelf offering costs	—	(39)
Balance at December 31, 2009	21,087,574	$328,185

NOTE 7. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended December 31, 2009 and 2008:

	Three months ended December 31,
	2009	2008
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$6,326	$(9,103)

Denominator for basic and diluted shares	21,087,574	21,087,574
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.30	$(0.43)

NOTE 8. DISTRIBUTIONS

The following table lists the per share distributions paid for the three months ended December 31, 2009 and 2008:

Fiscal Year	Record Date	Payment Date	Distribution per Share
2010	October 22, 2009	October 30, 2009	$0.07
	November 19, 2009	November 30, 2009	$0.07
	December 22, 2009	December 31, 2009	$0.07
		Total	$0.21

2009	October 23, 2008	October 31, 2008	$0.14
	November 19, 2008	November 28, 2008	$0.14
	December 22, 2008	December 31, 2008	$0.14
		Total	$0.42

Aggregate distributions declared and paid for the three months ended December 31, 2009 and 2008 were approximately $4,428 and $8,856, respectively.  All distributions were declared based on estimates of net investment income for the respective fiscal years, and some of the distributions include a return of capital.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

At December 31, 2009, the Company was not party to any signed term sheets for potential investments.  The Company had one guaranty totaling $250, which relates to Defiance Integrated Technologies, Inc., for which the Company considers the credit risk to be remote.  The Company reports off-balance sheet guarantees on its condensed consolidated schedule of investments, as required by the 1940 Act.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events that occurred subsequent to December 31, 2009 through the date of the filing of this Form 10-Q on February 1, 2010.

Distributions

In January 2010, the Company’s Board of Directors declared the following monthly cash distributions:

Record Date	Payment Date	Distribution per Share
January 21, 2010	January 29, 2010	$0.070
February 18, 2010	February 26, 2010	$0.070
March 23, 2010	March 31, 2010	$0.070

Investment Activity

Subsequent to December 31, 2009, the Company extended approximately $2,727 of revolver draws and additional investments to existing portfolio companies.  The Company also received approximately $6,779 from scheduled and unscheduled loan repayments and a syndicated loan sale.  This included $4,000 payoff from ActivStyle’s senior term debt.  In addition, the Company entered into an agreement to sell the GTM Holdings syndicated loan that was held in its portfolio of investments at December 31, 2009 to an investor in the syndicated loan market.  The loan had a cost of approximately $500 and fair value of $337.  This loan is included in the Company’s condensed consolidated assets as of December 31, 2009 and the loan was valued at the sales price.

Registration Statement

On October 20, 2009, the Company filed a registration statement on Form N-2 with the SEC that was amended on December 9, 2009.  The SEC declared the registration statement effective on January 28, 2010 and such registration statement will permit the Company to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data or unless otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended September 30, 2009.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, we may acquire from others existing loans that meet this profile. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  On January 29, 2010, the closing market price of our common stock was $7.38, which price represented a 38% discount to our December 31, 2009 net asset value (“NAV”) per share.  When our stock is trading below NAV, as it has consistently traded subsequent to September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.  At our annual meeting of stockholders held on February 19, 2009, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 18, 2010, our stockholders will be asked to vote in favor of renewing this proposal for another year.

The recession may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility.  For the three months ended December 31, 2009, we recorded net unrealized appreciation on our portfolio of investments of $2,599.  We may see decreases in the value of our portfolio, which will further limit our ability to borrow under our current credit facility.  Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth requirements which are affected by the decrease in value of our portfolio.  Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility.  As of December 31, 2009, we were in compliance with all of the facility covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access for some time.  For so long as this is the case, we will continue to focus our near-term strategy primarily on retaining capital and building the value of our existing portfolio companies to increase the likelihood of maintaining potential future returns.  We will also, where prudent and possible, continue to consider the sale of lower-yielding investments.  This has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control.  As capital constraints improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

Syndicated Loan Valuations

In monitoring the market activity during the quarter ended December 31, 2009, we noted markets conditions indicating continued liquidity and a better functioning secondary market for syndicated loans.  Therefore, in accordance with ASC 820, and following our valuation procedures which specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available, a third-party bid quote was used to value the remaining syndicated loans not sold during the quarter ended December 31, 2009.  In January 2010, we sold the GTM Holdings syndicated loan.  This loan is included in our consolidated assets as of December 31, 2009 and was valued as of December 31, 2009 at the respective sale price.  The sale price was deemed to be an accurate reflection of the fair value as of December 31, 2009.

Investment Highlights

Purchases: During the three months ended December 31, 2009, we extended $180 of investments to a new portfolio company and $1,991 of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total investments of $2,171.

Repayments: During the three months ended December 31, 2009, one borrower made an unscheduled payoff of $12,104, one borrower made an unscheduled partial payoff of $950, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule for an aggregate of $2,350, for total principal repayments of $15,404.

Sales: During the three months ended December 31, 2009, we sold two syndicated loans (which resulted in our exit from two portfolio companies) for an aggregate of $2,782 in net proceeds.

Since our initial public offering in August 2001, we have made 262 different loans to, or investments in, 127 companies for a total of approximately $952,633, before giving effect to principal repayments on investments and divestitures.

Financing Highlights

On May 15, 2009, through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), we entered into a third amended and restated credit agreement which initially provided for a $127,000 revolving line of credit( the “KEF Facility”).  During the three months ended December 31, 2009, we reduced the size of the KEF Facility by $25,000 from $127,000 to $102,000.  Under the KEF Facility, the first $50,000 of commitment reductions are applied against Key Equipment Finance Inc.’s “(KEF’s”) commitment.  Therefore, the entire $25,000 was subtracted from KEF’s commitment, reducing it from $100,000 to $75,000 and leaving Branch Banking and Trust Company’s (“BB&T’s”) commitment unchanged at $27,000.  As a result of the manner in which our borrowing base is calculated under the KEF Facility, the reduction did not affect our availability under the KEF Facility.

During the three months ended December 31, 2009, we applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” specifically to our KEF Facility, which requires us to apply a fair value methodology to the KEF Facility as of December 31, 2009.  The KEF Facility was fair valued at $73,531 as of December 31, 2009, and the outstanding balance was $73,400.

Registration Statement

On October 20, 2009, we filed a registration statement on Form N-2 with the Securities and Exchange Commission (the “SEC”) that was amended on December 9, 2009.  The SEC declared the registration statement effective on January 28, 2010 and such registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2009 to the Three Months Ended December 31, 2008

A comparison of our operating results for the three months ended December 31, 2009 and 2008 is shown below:

	For the three months ended December 31,
	2009	2008	$ Change	% Change
INVESTMENT INCOME
Interest income – non control/non affiliate investments	$8,984	$11,661	$(2,677)	(23.0)%
Interest income – control investments	693	20	673	3,365.0%
Interest income – cash	—	10	(10)	(100.0)%
Interest income – notes receivable from employees	113	117	(4)	(3.4)%
Prepayment fees and other income	14	—	14	—
Total investment income	9,804	11,808	(2,004)	(17.0)%

EXPENSES
Interest expense	1,535	2,461	(926)	(37.6)%
Loan servicing fee	929	1,623	(694)	(42.8)%
Base management fee	721	434	287	66.1%
Incentive fee	375	1,176	(801)	(68.1)%
Administration fee	178	227	(49)	(21.6)%
Professional fees	912	313	599	191.4%
Amortization of deferred financing fees	494	719	(225)	(31.3)%
Stockholder related costs	78	89	(11)	(12.4)%
Directors’ fees	48	48	—	—
Insurance expense	68	57	11	19.3%
Other expenses	67	66	1	1.5%
Expenses before credit from Adviser	5,405	7,213	(1,808)	(25.1)%
Credit to base management and incentive fees from Adviser	(29)	(1,286)	1,257	(97.7)%
Total expenses net of credit to base management and incentive fees	5,376	5,927	(551)	(9.3)%

NET INVESTMENT INCOME	4,428	5,881	(1,453)	(24.7)%

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS,
DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT:
Net realized loss on investments	(920)	(1,731)	811	(46.9)%
Net unrealized appreciation (depreciation) on investments	2,599	(13,253)	15,852	(119.6)%
Net unrealized depreciation on borrowings under line of credit	219	—	219	—
Net gain (loss) on investments, derivative and borrowings under line of credit	1,898	(14,984)	16,882	(112.7)%

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,326	$(9,103)	$15,429	(169.5)%

Investment Income

Investment income for the three months ended December 31, 2009 was $9,804, as compared to $11,808 for the three months ended December 31, 2008.  Interest income from our aggregate investment portfolio decreased for the three months ended December 31, 2009, as compared to the prior year period.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting from the exit of loans subsequent to December 31, 2008 partially offset by an increase in the weighted average yield on our portfolio.  The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, was 10.6% for the three months ended December 31, 2009 as compared to 9.8% for the prior year period.  During the three months ended December 31, 2009, five investments were on non-accrual, for an aggregate of approximately $10,056 at cost, or 2.9% of the aggregate cost of our investment portfolio, and during the prior year period, three investments were on non-accrual, for an aggregate of approximately $9,227 at cost, or 2.0% of the aggregate cost of our investment portfolio.

Interest income from Non-Control/Non-Affiliate investments decreased for the three months ended December 31, 2009, as compared to the prior year period. The decrease was primarily attributable to an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at December 31, 2009 compared to the prior year period.  In addition, we reversed previously recorded interest of approximately $508 during the three months ended December 31, 2009.  The success fees earned during the three months ended December 31, 2009 and December 31, 2008, included in interest income, were $538 and $0, respectively.   Success fees earned during the three months ended December 31, 2009 resulted from a refinancing by Tulsa Welding and an amendment to senior term debt issued to Doe & Ingalls.

Interest income from Control investments increased for the three months ended December 31, 2009, as compared to the prior year period.  The increase was attributable to three additional Control investments held during the quarter ended December 31, 2009, which were converted from Non-Control/Non-Affiliate investments, as compared to the prior year period.  In addition, we reversed previously recorded interest of approximately $75 during the three months ended December 31, 2009.

The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Three months ended December 31, 2009

Company	Interest Income	% of Total
Westlake Hardware	$924	9.5%
Sunshine Media	846	8.7%
Reliable Biopharma	759	7.8%
Tulsa Welding	541	5.6%
Clinton Aluminum	522	5.4%
Subtotal	$3,592	37.0%
Other companies	6,085	63.0%
Total interest income	$9,677	100.0%

Three months ended December 31, 2008

Company	Interest Income	% of Total
Sunshine Media	$843	7.2%
Reliable Biopharma	772	6.6%
Westlake Hardware	616	5.3%
Clinton Aluminum	475	4.1%
VantaCore	441	3.8%
Subtotal	$3,147	27.0%
Other companies	8,534	73.0%
Total interest income	$11,681	100.0%

Interest income from invested cash for the three months ended December 31, 2009 and 2008 was nominal.  Interest income is based on the amount of cash held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, decreased slightly for the three months ended December 31, 2009 as compared to the prior year period due to the reduction of employee loans during the current period.

Prepayment fees and other income increased for the three months ended December 31, 2009 as compared to the prior year period.  The income for the current period consisted of prepayment penalty fees received upon unscheduled principal repayments as well as interest from stock option loans of former employees.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the three months ended December 31, 2009, as compared to the prior year period.  This reduction was primarily due to a decrease in interest expense and the amortization of deferred financing fees incurred in connection with the KEF Facility, as well as a decrease in incentive fees, which were offset by a reduction in the Adviser’s voluntary credit to the incentive fee and an increase in professional fees.

Interest expense decreased for the three months ended December 31, 2009 as compared to the prior year period due primarily to decreased borrowings under our line of credit during the three months ended December 31, 2009 as well as a lower weighted average annual interest cost, which is determined by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

Loan servicing fees decreased for the three months ended December 31, 2009 as compared to the prior year period.  These fees are incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of our investment portfolio.  The decrease was primarily due to the reduction in the size of our investment portfolio, in particular the loans in our borrowing base. Due to voluntary, irrevocable and unconditional waivers applied during these periods, senior syndicated loans incurred a 0.5% annual fee, whereas proprietary loans incurred a 1.5% annual fee.  All of these fees were offset against the amount of the base management fee due to our Adviser.

Base management fee (which is net of loan servicing fees) increased for the three months ended December 31, 2009 as compared to the prior year period.  However, the gross management fee (consisting of the loan servicing fees plus the base management fee) decreased from the prior year period as shown below:

	Three months ended
	December 31, 2009	December 31, 2008
Loan servicing fee	$929	$1,623
Base management fee	720	434
Gross management fee	$1,649	$2,057

Gross management fee decreased due to fewer total assets held during the three months ended December 31, 2009.  Furthermore, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009, and is summarized in the table below:

	Three months ended
	December 31, 2009	December 31, 2008
Base management fee (1)	$721	$434
Credit for fees received by Adviser from the portfolio companies	—	(5)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(7)	(105)
Net base management fee	$714	$324

(1)          Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)          The board of our Adviser voluntarily and irrevocably waived, for the three months ended December 31, 2009 and 2008, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.  Fees waived cannot be recouped by the Adviser in the future.

Incentive fee decreased for the three months ended December 31, 2009 as compared to the prior year period.  The board of our Adviser voluntarily, irrevocably and unconditionally waived a portion of the incentive fee for the three months ended December 31, 2009 and the entire incentive fee for the three months ended December 31, 2008.  The incentive fee and associated credits are summarized in the table below:

	Three months ended
	December 31, 2009	December 31, 2008
Incentive fee	$375	$1,176
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(22)	(1,176)
Net incentive fee	$353	$—

Administration fee decreased for the three months ended December 31, 2009 as compared to the prior year period, due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements.  The calculation of the administrative fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009.

Other operating expenses (including professional fees, deferred financing fees, stockholder related costs, director’s fees, insurance and other direct expenses) increased for the three months ended December 31, 2009 as compared to the prior year period, due primarily to legal fees incurred in connection with troubled loans during the three months ended December 31, 2009.

Net Realized Loss on Investments

Net realized loss on investments for the three months ended December 31, 2009 was $920, which consisted of losses of $513 and $407 from the Kinetek and Wesco syndicated loan sales, respectively.  Net realized loss for the three months ended December 31, 2008 was $1,731, which consisted of a $1,758 loss from the sale of the Greatwide syndicated loan, offset by a $27 gain from the Country Road payoff.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  The net unrealized appreciation on investments for the three months ended December 31, 2009 consisted of the following:

• Control investments	$(1,000)
• Non-Control/Non-Affiliate investments	2,193
• Reversal of previously recorded unrealized depreciation upon realization of losses	1,406
Total	$2,599

Although our investment portfolio appreciated during the three months ended December 31, 2009, our entire portfolio was fair valued at 88% of cost as of December 31, 2009.  The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation on Borrowings under Line of Credit

Unrealized depreciation on borrowings under line of credit is the net change in the fair value of our line of credit borrowings during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  We elected to apply ASC 825, “Financial Instruments,” which requires that we apply a fair value methodology to the KEF Facility.  We estimated the fair value of the KEF Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  The KEF Facility was fair valued at $73,531 as of December 31, 2009, and unrealized depreciation of $219 was recorded for the three months ended December 31, 2009.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended December 31, 2009, we realized a net increase in net assets resulting from operations of $6,326 as a result of the factors discussed above.  For the three months ended December 31, 2008, we realized a net decrease in net assets resulting from operations of $9,103.  Our net increase (decrease) in net assets resulting from operations per basic and diluted weighted average common share for the three months ended December 31, 2009 and December 31, 2008 were $0.30 and ($0.43), respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

At December 31, 2009, we had investments in debt securities of, or loans to, 46 private companies with a cost basis totaling approximately $347,464.  During the three months ended December 31, 2009 and December 31, 2008, the following investment activity occurred:

Quarter Ended	New Investments (1)	Principal Repayments (2)	Proceeds from Sales/Exits (3)	Net Loss on Disposal
December 31, 2009	$2,171	$15,404	$2,782	$(920)

December 31, 2008	$8,702	$14,927	$2,212	$(1,731)

(1)  New Investments:

	New Investments			Disbursements to Existing Portfolio	Total
Quarter Ended	Companies		Investments	Companies	Disbursements
December 31, 2009	1	(a)	$180	$1,991	$2,171

December 31, 2008	—		$—	$8,702	$8,702

(a)          Northstar Broadband

(2)         Principal Repayments:

Quarter Ended	Number of Companies Fully Exited		Unscheduled Principal Repayments (*)	Scheduled Principal Repayments	Total Principal Repayments
December 31, 2009	1	(a)	$13,054	$2,350	$15,404

December 31, 2008	2	(b)	$6,966	$7,961	$14,927

(*) Includes principal payments due to excess cash flows, covenant violations, exits, refinancings, etc.

(a)          Full payoff from Tulsa Welding and partial payoff from BAS Broadcasting senior term debt (last out tranche).

(b)         Full payoff from Community Media and Country Road.

(3)         Proceeds from Sales/Exits:

Quarter Ended	Number of Companies Fully Exited		Proceeds Received	Position (Principal) Exited	Unamortized Loan Costs (*)	Net Loss on Exit
December 31, 2009	2	(a)	$2,782	$(3,685)	(17)	$(920)

December 31, 2008	—	(b)	$2,212	$(3,950)	7	$(1,731)

(*)         Includes balance of premiums, discounts and acquisition cost at time of exit.

(a)          Complete sale of Kinetek senior term debt and Wesco Holdings senior subordinated term debt.

(b)         Partial sale of Greatwide Logistics syndicated loan (senior term debt).

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining nine months ending September 30:	2010	$36,599
For the fiscal year ending September 30:	2011	92,485
	2012	72,816
	2013	121,017
	2014	11,773
	2015	6,851
	Total Contractual Repayments	341,541
	Investments in Equity Securities	5,478
	Unamortized premiums, discounts and investment acquisition costs on debt securities	445
	Total	$347,464

Net cash provided by operating activities for the three months ended December 31, 2009, consisting primarily of the items described in “—Results of Operations” and the investment activity described above, was $15,069 as compared to net cash provided by operating activities of $12,701 for the three months ended December 31, 2008.

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2009 was $13,971 and mainly consisted of net payments on the KEF Facility of $9,600 and distributions to stockholders of $4,428.  Net cash used in financing activities for the three months ended December 31, 2008 was $13,438 and primarily consisted of distributions to stockholders of $8,856 and net repayments our line of credit of $4,560.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Further, our KEF Facility requires us to pay distributions only from estimated net investment income.  In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for October, November and December 2009.  In January 2010, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February and March 2010.

Section 19(a) Disclosure

Our Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act.  On a monthly basis, if required under Section 19(a), we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also send to our registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income.  The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until our books and records are finalized for the calendar year.  Following the calendar year end, after we have determined definitive information, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to our stockholders specifying such amount and the tax characterization of such amount.  Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by our Board of Directors during the quarter ended December 31, 2009:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
October 31, 2009	$0.080	$(0.010)	$0.070
November 30, 2009	0.079	(0.009)	0.070
December 31, 2009	0.078	(0.008)	0.070

Because our Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of our monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital.  Subsequent to the quarter ended December 31, 2009, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
October 31, 2009	$0.099	$(0.029)	$0.070
November 30, 2009	0.082	(0.012)	0.070
December 31, 2009	0.029	0.041	0.070

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Distribution
January 31, 2010	$0.071	$(0.001)	$0.070
February 28, 2010	0.088	(0.018)	0.070
March 31, 2010	0.057	0.013	0.070

Issuance of Equity

On October 20, 2009, we filed a registration statement on Form N-2 with the SEC, which was declared effective on January 28, 2010.  The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

We anticipate issuing equity securities to obtain additional capital in the future.  However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all.  Additionally, when our common stock is trading below NAV, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner.  Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors.  As of December 31, 2009, our NAV per share was $11.92 and our closing market price was $7.69 per share.  To the extent that our common stock continues to trade at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering.  The asset coverage requirement of a business development company under the 1940 Act effectively limits our ratio of debt to equity to 1:1.  To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 19, 2009, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale.  At the upcoming Annual Meeting of Stockholders scheduled for February 18, 2010, our stockholders will be asked to vote in favor of renewing this proposal for another year.

Revolving Credit Facility

On May 15, 2009, we entered into the KEF Facility, which currently provides for $102,000 revolving line of credit.  .  Advances under the KEF Facility will generally bear interest at the 30-day LIBOR or the commercial paper rate (subject to a minimum rate of 2%), plus 4% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of December 31, 2009, there was a cost basis of approximately $73,400 of borrowings outstanding under the KEF Facility at an average interest rate of 7.30%, and the remaining borrowing capacity under the KEF Facility was $28,600.  Available borrowings are subject to various constraints imposed under the KEF Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the KEF Facility.  The KEF Facility matures on May 14, 2010 and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity.  In addition, after May 14, 2010, if the KEF Facility is not renewed, all principal collections from our loans are required to be used to pay outstanding principal on the KEF Facility.

During the three months ended December 31, 2009, we reduced the size of the KEF Facility by $25,000, from $127,000 to $102,000.  Without the addition of other committed lenders, the KEF Facility provides a total commitment of $102,000 from January 1, 2010 to May 11, 2010 and $77,000 thereafter.

The KEF Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies.  The facility also limits payments of distributions. Further, the KEF Facility requires us to pay distributions only from estimated net investment income.  As a result of that change from our prior credit facility, we reduced our distribution from

$0.14 per share per month to $0.07 per share per month. As of December 31, 2009, Business Loan was in compliance with all of the facility covenants.

We applied ASC 825, “Financial Instruments,” specifically for the KEF Facility, which was consistent with our application of ASC 820 to our investments.  ASC 825 requires that we apply a fair value methodology to the KEF Facility. We estimated the fair value of the KEF Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  We also considered our own credit risk.  The following table presents the KEF Facility carried at fair value as of December 31, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of December 31, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$73,531	$73,531
Total	$—	$—	$73,531	$73,531

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$83,350	$83,350
Total	$—	$—	$83,350	$83,350

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the three-month period from September 30, 2009 to December 31, 2009, for the KEF Facility for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

Borrowings under line of credit
Three months ended December 31, 2009:
Fair value at September 30, 2009	$83,350
Unrealized depreciation (a)	(219)
Net borrowings (b)	(9,600)
Transfers in (out) of Level 3	—
Fair value as of December 31, 2009	$73,531

(a)          Included in unrealized depreciation on borrowings under line of credit on the accompanying condensed consolidated statements of operations for the three months ended December 31, 2009.

(b)         Includes borrowings and principal repayments on the line of credit.

Contractual Obligations

As of December 31, 2009, we were not party to any signed term sheets for potential investments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of December 31, 2009.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates.  We have identified our investment valuation process, which was modified during the three months ended September 30, 2009, as our most critical account policy.

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

See Note 3, “Investments” in the accompanying notes to the condensed consolidated financial statements for additional information regarding fair value measurements.

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

In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”).  The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows. The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we develop a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.  The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of December 31, 2009, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a functioning secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value our remaining syndicated loans at December 31, 2009. However, for the syndicated loan sale completed after December 31, 2009, we used the sales price to value such syndicated loan.

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying condensed consolidated financial statements.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At each of December 31, 2009 and September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2009 and September 30, 2009, representing approximately 97% and 96%, respectively, of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2009	Sept. 30, 2009
Average	7.2	7.1
Weighted Average	7.1	7.2
Highest	9.0	9.0
Lowest	5.0	3.0

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at December 31, 2009 and September 30, 2009, representing approximately 2% of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2009	Sept. 30, 2009
Average	8.0	7.0
Weighted Average	8.0	7.0
Highest	8.0	7.0
Lowest	8.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2009 and September 30, 2009, representing approximately 1% and 2%, respectively, of all loans in our portfolio at the end of each period:

Rating	Dec. 31, 2009	Sept.30, 2009
Average	CCC+/Caa1	CCC+/Caa1
Weighted Average	B-/B3	CCC+/Caa1
Highest	B/B2	B-/B3
Lowest	D/Ca	D/C

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest.  At December 31, 2009, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $13,001 or 3.7% of the cost basis of all investments in our portfolio.  At September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022 or 2.8% of the cost basis of all investments in our portfolio.  Conditional interest, or a success fee, is recorded when earned or upon full repayment of a loan investment.

Paid in Kind Interest

Two loans in our portfolio contain PIK provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash.   For the three months ended December 31, 2009 and 2008, we recorded PIK income of $51 and $17, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  As of December 31, 2009, our portfolio consisted of the following:

84%	variable rates with a floor
2%	variable rates with a floor and ceiling
10%	variable rates without a floor or ceiling
4%	fixed rate
100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2009 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as filed with the SEC on November 23, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed by us with the SEC on November 23, 2009.

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

Date: February 1, 2010

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