Form 10-Q
period 2010-03-31
GLADSTONE CAPITAL CORP
filed 2010-05-04
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 4, 2010 was 21,039,242.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31,	September 30,
	2010	2009
ASSETS
Non-Control/Non-Affiliate investments (Cost 3/31/10: $274,627; 9/30/09: $312,043)	$256,227	$286,997
Control investments (Cost 3/31/10: $55,467; 9/30/09: $52,350)	35,524	33,972
Total investments at fair value (Cost 3/31/10: $330,094; 9/30/09: $364,393)	291,751	320,969
Cash	4,261	5,276
Interest receivable – investments in debt securities	2,387	3,048
Interest receivable – employees (Refer to Note 4)	91	85
Due from custodian	10,571	3,059
Due from Adviser (Refer to Note 4)	—	69
Deferred financing fees	1,610	1,230
Prepaid assets	288	341
Receivable from portfolio companies, less allowance for uncollectible receivables of $177 and $0 at March 31, 2010 and September 30, 2009, respectively	367	1,528
Other assets	312	305
TOTAL ASSETS	$311,638	$335,910

LIABILITIES
Accounts payable	$—	$67
Interest payable	244	378
Fee due to Administrator (Refer to Note 4)	176	216
Due to Adviser (Refer to Note 4)	2,365	834
Borrowings under line of credit at fair value (Cost 3/31/10: $53,000; 9/30/09: $83,000)	53,000	83,350
Accrued expenses and deferred liabilities	1,203	1,800
Funds held in escrow	101	189
TOTAL LIABILITIES	57,089	86,834
NET ASSETS	$254,549	$249,076

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,039,242 and 21,087,574 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	$21	$21
Capital in excess of par value	327,709	328,203
Notes receivable — employees (Refer to Note 4)	(8,503)	(9,019)
Net unrealized depreciation on investments	(38,343)	(43,425)
Net unrealized appreciation on borrowings under line of credit	—	(350)
Accumulated Net Realized Losses	(26,335)	(26,354)
TOTAL NET ASSETS	$254,549	$249,076
NET ASSETS PER SHARE	$12.10	$11.81

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.5%, Due 12/2009) (5) (11)	$963	$794

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (5)	9,399	8,779
		Senior Term Debt (13.0%, Due 12/2010) (5)	195	191

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.5%, Due 1/2011) (5)	1,950	1,950
		Senior Term Debt (8.5%, Due 1/2012) (5)	2,603	2,596
		Senior Term Debt (10.5%, Due 1/2012) (3) (5)	3,688	3,660

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,435	6,766

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 9/2010) (5)	450	432
		Senior Term Debt (7.3%, Due 9/2010) (5)	425	407

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (5)	6,240	6,061

Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (8.0%, Due 11/2010) (5)	1,900	1,881
		Senior Term Debt (9.0%, Due 11/2010) (3) (5)	4,343	4,299

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (7) (8)	37	651

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (9.0%, Due 12/2012) (5)	6,405	6,333
		Senior Subordinated Term Debt (11.5%, Due 12/2012) (3) (5)	6,649	6,516

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (14.0%, Due 6/2010) (3) (5)	4,310	3,232

Heartland Communications Group	Service-radio station operator	Senior Term Debt (10.0%, Due 5/2011) (5)	4,559	2,272

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (5)	4,924	4,796

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2010) (5) (13)	1,500	1,487
		Senior Term Debt (8.5%, Due 5/2012) (5)	1,854	1,823
		Senior Term Debt (10.5%, Due 5/2012) (3) (5)	2,500	2,438

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 7/2010) (5)	162	32
		Senior Term Debt (11.0%, Due 7/2010) (5)	1,921	384

Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (12.0%, Due 6/2011) (5)	497	430
		Senior Term Debt (12.0%, Due 6/2013) (5)	9,373	8,107

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $1,350 available (5.0%, Due 5/2010) (5)	1,000	934
		Senior Term Debt (5) (5.0%, Due 5/2012) (5)	3,870	3,614
		Senior Term Debt (5.0%, Due 5/2012) (3) (5)	4,648	4,294
		Preferred Equity (7) (8)	—	—
		Common Stock (7) (8)	—	—

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (5)	6,388	5,781

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (5)	$143	$120

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Senior Term Debt (10.5%, Due 12/2011) (5)	2,350	2,332
		Senior Term Debt (10.5%, Due 12/2011) (3) (5)	7,500	7,359

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note (13.0%, Due 10/2010) (5)	1,000	975
		Senior Term Debt (13.0%, Due 10/2010) (5)	4,125	4,022
		Senior Term Debt (13.0%, Due 10/2010) (3) (5)	4,053	3,952

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2010)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (5)	1,300	1,216
		Senior Term Debt (10.5%, Due 7/2011) (3) (5)	2,900	2,686

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (5)	2,187	2,179
		Senior Term Debt (10.5%, Due 1/2011) (4) (5)	3,060	3,037

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)	700	698
		Mortgage Note (9.5%, Due 10/2014) (5)	7,293	7,284
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,305	1,302
		Senior Term Debt (11.0%, Due 10/2012) (3) (5)	11,753	11,635
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,873
		Common Stock Warrants (7) (8)	209	—

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	9,558	9,534

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (non-accrual, Due 10/2008) (5) (10) (13)	3,031	379

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,401	5,961

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $2,000 available (9.0%, Due 2/2011) (5)	799	751
		Senior Term Debt (10.5%, Due 5/2012) (5)	16,948	15,931
		Senior Term Debt (13.3%, Due 5/2012) (3) (5)	10,700	9,898

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011) (5)	1,000	957
		Senior Term Debt (8.5%, Due 1/2011) (5)	1,413	1,352
		Senior Term Debt (12.0%, Due 1/2011) (3) (5)	3,000	2,839

VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, Due 8/2013) (14)	13,590	13,590

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	725	719
		Senior Term Debt (13.0%, Due 3/2011) (3) (5)	4,058	4,022

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (10.3%, Due 1/2011) (5)	15,000	14,700
		Senior Subordinated Term Debt (11.5%, Due 1/2011) (5)	10,000	9,700

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.2%, Due 12/2010) (5)	1,250	1,244
		Senior Term Debt (5.7%, Due 5/2013) (5)	1,686	1,648
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,900	9,529

Subtotal — Non-syndicated loans			265,125	248,364

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Syndicated Loans:

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.8%, Due 1/2012) (6)	$7,167	$6,284

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (6)	1,891	1,579
		Senior Preferred Equity (7) (8)	333	—
		Junior Preferred Equity (7) (8)	111	—
		Common Stock (7) (8)	—	—

Subtotal - Syndicated loans			9,502	7,863

Total Non-Control/Non-Affiliate Investments			$274,627	$256,227

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $1,023 available (non-accrual, Due 10/2010) (7)(10)(12)	$996	$232
		Common Stock (7) (8)	423	—

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5)	17,140	12,855
		Common Stock Warrants (7) (8)	109	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (3) (5)	8,324	8,325
		Common Stock (7) (8)	1	—
		Guaranty ($250)

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (non-accrual, Due 10/2012) (5) (9) (10)	10,000	8,825
		Senior Subordinated Term Debt (non-accrual, Due 12/2010) (5) (9) (10)	2,000	1,765
		Senior Subordinated Term Debt (non-accrual, Due Upon Demand) (5)(9)(10)	1,788	1,274
		Common Stock (7) (8)	1	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,850 available (10.0%, Due 12/2010) (7)	1,698	1,698
		Senior Term Debt (12.5%, Due 2/2012) (7)	325	325
		Line of Credit, $3,000 available (non-accrual, Due 6/2010) (7) (10)	1,170	64
		Senior Term Debt (non-accrual, Due 6/2011) (7) (10)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (7) (10)	2,750	—
		Common Stock Warrants (7) (8)	—	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $400 available (non-accrual, Due 12/2010) (7) (10)	269	161
		Line of credit, $450 available (non-accrual, Due 12/2010) (7) (10)	450	—
		Common Stock (7) (8)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,280 available (non-accrual, Due 12/2010) (7) (10)	1,280	—
		Preferred Stock (7) (8)	1,584	—
		Common Stock (7) (8)	1	—

Total Control Investments			$55,467	$35,524

Total Investments			$330,094	$291,751

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents interest rates in effect at March 31, 2010 and due date represents the contractual maturity date.
(3)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
(4)

Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(6)	Security valued based on the indicative bid price on or near March 31, 2010, offered by the respective syndication agent’s trading desk or secondary desk.
(7)	Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.
(8)	Security is non-income producing.
(9)

Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues at a success fee rate.  The success fee is to be paid upon certain conditions being met and is not recorded until paid. Please refer to Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition.” For the three and six months ended March 31, 2010, the Company recorded $0 of interest income.

(10)	BERTL, Lindmark, SCI Cable, U.S. Healthcare, Western Directories and a portion of LYP Holdings are currently past due on interest payments and are on non-accrual.
(11)	Access TV’s loan matured in December 2009. The Company is actively working to recover amounts due under this loan, however, there is no assurance that there will be any recovery of amounts past due.
(12)	ACE Expediters’ interest and BERTL’s interest include paid in kind interest. Please refer to Note 2, “Summary of Significant Accounting Policies.”
(13)	Subsequent to March 31, 2010, International Junior Golf’s line of credit was extended to May 2011 and SCI Cable’s senior term debt was amended with a maturity date of October 2012.
(14)	VantaCore’s fair value was based on the full repayment subsequent to March 31, 2010. Please refer to Note 10, “Subsequent Events.”

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

Syndicated Loans:

GTM Holdings, Inc.	Manufacturing-socks	Senior Subordinated Term Debt (11.8%, Due 4/2014) (6)	$500	$220

Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (3.6%, Due 11/2013) (7)	1,438	925

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.8%, Due 1/2012) (6)	7,174	5,713

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Subordinated Term Debt (6.0%, Due 3/2014) (7)	2,264	1,856

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (6)	1,901	1,235
		Senior Preferred Equity (8)	333	—
		Junior Preferred Equity (8)	111	—
		Common Stock (8)	—	—

Subtotal - Syndicated loans			13,721	9,949

Total Non-Control/Non-Affiliate Investments			$312,043	$286,997

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $842 available (non-accrual, Due 10/2009) (10)(13)(15)	$930	$—
		Common Stock (8) (15)	424	—

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5) (14)	15,500	12,013
		Escrow Funding Note (12.0%, Due 1/2013) (5) (14)	640	496
		Common Stock Warrants (8) (15)	109	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (11)	6,005	6,005
		Senior Term Debt (11.0%, Due 4/2010) (3) (11)	1,178	1,178
		Common Stock (8) (15)	1	816
		Guaranty ($250)

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.3%, Due 10/2012) (5) (16)	12,000	10,410
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (5) (16)	1,553	1,049
		Common Stock (8) (15)	1	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,250 available (10.0%, Due 7/2010) (15)	1,168	1,168
		Senior Term Debt (12.5%, Due 2/2012) (15)	325	325
		Line of Credit, $3,000 available (non-accrual, Due 6/2010) (10) (15)	1,170	421
		Senior Term Debt (non-accrual, Due 6/2011) (10) (15)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (10) (15)	2,750	—
		Common Stock Warrants (8) (15)	—	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10) (15)	169	91
		Line of credit, $450 available (non-accrual, Due 3/2010) (10) (15)	450	—
		Common Stock (8) (15)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,250 available (non-accrual, Due 12/2009) (10) (15)	1,234	—
		Preferred Stock (8) (15)	1,584	—
		Common Stock (8) (15)	1	—

Total Control Investments			$52,350	$33,972

Total Investments			$364,393	$320,969

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents interest rates in effect at September 30, 2009 and due date represents the contractual maturity date.
(3)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
(4)

Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(6)	Security valued based on the indicative bid price on or near September 30, 2009, offered by the respective syndication agent’s trading desk or secondary desk.
(7)	Security valued based on the transaction sale price subsequent to September 30, 2009.
(8)	Security is non-income producing.
(9)	Access Television includes a success fee with a fair value of $1.
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

(13)	ACE Expediters’ interest and BERTL’s interest include paid in kind interest. Please refer to Note 2, “Summary of Significant Accounting Policies.”
(14)

Subsequent to September 30, 2009, Clinton’s senior subordinated term debt and escrow funding note were combined into one term note, with an interest rate of 12.0% and maturity date of January 2013. In addition, a term loan was entered into for $320, with an interest rate of 12.0% and maturity date of January 2013.

(15)	Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.
(16)

Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues at a success fee rate.  The success fee is to be paid upon certain conditions being met and is not recorded until paid. Please refer to Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition.” For the period from April 2009 through September 2009, the Company recorded $0 of interest income.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
INVESTMENT INCOME
Interest income — Non-Control/Non-Affiliate investments	$8,523	$10,329	$17,432	$21,990
Interest income — Control investments	709	482	1,477	502
Interest income — Cash	—	1	—	11
Interest income — Notes receivable from employees (Refer to Note 4)	108	117	221	235
Prepayment fees and other income	474	—	488	—
Total investment income	9,814	10,929	19,618	22,738

EXPENSES
Interest expense	1,136	2,016	2,671	4,478
Loan servicing fee (Refer to Note 4)	852	1,526	1,781	3,149
Base management fee (Refer to Note 4)	739	484	1,459	917
Incentive fee (Refer to Note 4)	1,072	1,089	1,447	2,265
Administration fee (Refer to Note 4)	176	211	354	438
Professional fees	219	205	1,131	518
Amortization of deferred financing fees	449	726	943	1,446
Stockholder related costs	144	196	222	284
Directors fees	48	48	97	97
Insurance expense	79	65	147	122
Compensation expense (Refer to Note 4)	245	—	245	—
Other expenses	187	74	254	140
Expenses before credit from Adviser	5,346	6,640	10,751	13,854
Credit to base management and incentive fees from Adviser (Refer to Note 4)	(6)	(1,266)	(35)	(2,553)
Total expenses net of credit to base management and incentive fees	5,340	5,374	10,716	11,301

NET INVESTMENT INCOME	4,474	5,555	8,902	11,437

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS,
DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT:
Net realized gain (loss) on investments	892	(2,000)	(28)	(3,731)
Realized loss on settlement of derivative	—	(304)	—	(304)
Unrealized appreciation on derivative	—	304	—	304
Net unrealized appreciation (depreciation) on investments	2,483	6,725	5,082	(6,528)
Net unrealized depreciation on borrowings under line of credit	131	—	350	—
Net gain (loss) on investments, derivative and borrowings under line of credit	3,506	4,725	5,404	(10,259)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,980	$10,280	$14,306	$1,178

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.38	$0.48	$0.68	$0.05

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,075,445	21,087,574	21,081,576	21,087,574

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
Operations:
Net investment income	$8,902	$11,437
Net realized loss on investments	(28)	(3,731)
Realized loss on settlement of derivative	—	(304)
Unrealized appreciation on derivative	—	304
Net unrealized appreciation (depreciation) on investments	5,082	(6,528)
Net unrealized depreciation on borrowings under line of credit	350	—
Net increase in net assets from operations	14,306	1,178

Capital transactions:
Shelf offering costs	(74)	(3)
Distributions to stockholders	(8,853)	(17,714)
Repayment of principal on employee notes	—	4
Conversion of former employee stock option loans from recourse to non-recourse	(420)	—
Reclassification of principal on employee note	514	—
Net decrease in net assets from capital transactions	(8,833)	(17,713)

Total increase (decrease) in net assets	5,473	(16,535)
Net assets at beginning of year	249,076	271,748
Net assets at end of period	$254,549	$255,213

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$14,306	$1,178
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(7,320)	(17,129)
Principal repayments on investments	38,418	27,980
Proceeds from sale of investments	3,119	2,212
Net amortization of premiums and discounts	63	(109)
Increase in investment balance due to paid in kind interest	(60)	(377)
Repayment of paid in kind interest	51	—
Net realized loss on investments	28	3,731
Amortization of deferred financing fees	943	1,445
Realized loss on settlement of derivative	—	304
Unrealized appreciation on derivative	—	(304)
Change in net unrealized (depreciation) appreciation on investments	(5,082)	6,528
Change in net unrealized appreciation on borrowings under line of credit	(350)	—
Change in compensation expense from non-recourse notes	245	—
Decrease in interest receivable	655	89
Increase in funds due from custodian	(7,512)	(5,588)
Decrease in prepaid assets	53	57
Decrease in due from affiliate	69	—
Decrease in receivables from portfolio companies	1,161	—
Increase in other assets	(2)	(317)
Decrease in accounts payable	(67)	—
Decrease in interest payable	(134)	(166)
Decrease in accrued expenses and deferred liabilities	(752)	(33)
Increase in fees due to affiliate (Refer to Note 4)	1,531	235
Decrease in administration fee due to Gladstone Administration (Refer to Note 4)	(39)	(37)
Decrease in funds held in escrow	(89)	(113)
Net cash provided by operating activities	39,235	19,586

CASH FLOWS FROM FINANCING ACTIVITIES:
Shelf offering costs	(74)	(3)
Borrowings from the line of credit	5,500	39,300
Repayments on the line of credit	(35,500)	(36,960)
Distributions paid	(8,853)	(17,714)
Receipt of principal on notes receivable — employees (Refer to Note 4)	—	4
Deferred financing fees	(1,323)	(177)
Net cash used in financing activities	(40,250)	(15,550)

NET (DECREASE) INCREASE IN CASH	(1,015)	4,036
CASH, BEGINNING OF PERIOD	5,276	6,493
CASH, END OF PERIOD	$4,261	$10,529

NON-CASH FINANCING ACTIVITIES
Portfolio company payoff proceeds held in escrow (included in other assets and other liabilities)	$155	$—
Reclassification of principal on employee note (Refer to Note 4)	$514	$—
Conversion of former employee stock option loans from recourse to non-recourse (Refer to Note 6)	$420	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Per Share Data (1)
Net asset value at beginning of period	$11.92	$12.04	$11.81	$12.89
Income from investment operations:
Net investment income (2)	0.21	0.26	0.42	0.54
Net realized gain (loss) on investments (2)	0.04	(0.09)	—	(0.18)
Realized loss on settlement of derivative (2)	—	(0.01)	—	(0.01)
Unrealized appreciation on derivative (2)	—	0.01	—	0.01
Net unrealized appreciation (depreciation) on investments (2)	0.12	0.31	0.24	(0.31)
Net unrealized depreciation on borrowings under line of credit (2)	0.01	—	0.02	—
Total from investment operations	0.38	0.48	0.68	0.05

Distributions to stockholders (3)	(0.21)	(0.42)	(0.42)	(0.84)
Conversion of former employee stock option loans from recourse to non-recourse	(0.02)	—	(0.02)	—
Reclassification of principal on employee note	—	—	0.02	—
Anti-dilutive effect from retirement of employee loan shares	0.03	—	0.03	—
Net asset value at end of period	$12.10	$12.10	$12.10	$12.10

Per share market value at beginning of period	$7.69	$8.09	$8.93	$15.24
Per share market value at end of period	$11.80	$6.26	$11.80	$6.26
Total return (4)(5)	56.94%	(17.93)%	38.77%	(54.11)%
Shares outstanding at end of period	21,039,242	21,087,574	21,039,242	21,087,574
Statement of Assets and Liabilities Data:
Net assets at end of period	$254,549	$255,213	$254,549	$255,213
Average net assets (6)	$251,111	$249,526	$251,111	$255,763
Senior Securities Data:
Borrowings under line of credit	$53,000	$153,370	$53,000	$153,370
Asset coverage ratio (7)(8)	575%	266%	575%	266%
Asset coverage per unit (8)	$5,754	$2,659	$5,754	$2,659
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized (9)	8.52%	10.64%	8.60%	10.83%
Ratio of net expenses to average net assets-annualized (10)	8.51%	8.61%	8.57%	8.84%
Ratio of net investment income to average net assets-annualized	7.13%	8.91%	7.12%	8.94%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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

(8)

Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guarantees). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per $1 thousand of indebtedness.

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

MARCH 31, 2010

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.  The Company’s asset coverage ratio calculation was revised so the indebtedness includes interest payable and guarantees.

Out-of-Period Adjustment

During the three and six months ended March 31, 2010, the Company recorded adjustments to interest income, operating expenses and certain balance sheet accounts to reverse interest income and record additional expenses primarily related to professional fees that were not correctly recorded in prior periods. The net adjustments resulted in reductions of $408 and $551 in net investment income for the three and six months ended March 31, 2010, respectively. These adjustments reduced net investment income per share by $0.02 and $0.03 for the three and six months ended March 31, 2010, respectively. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor are they expected to be material to full year fiscal 2010 results.

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

As of March 31, 2010, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a functioning secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value the Company’s remaining syndicated loans as of March 31, 2010.

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

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach, for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer:

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest.  Interest payments received on loans on non-accrual may be recognized as income or applied to principal depending upon management’s judgment.  Loans on non-accrual are restored to accrual status when past due principal and interest is paid or due to a restructuring such that the interest income is deemed to be collectible, and in management’s judgment, are likely to remain current.  At March 31, 2010, one Non-Control/Non-Affiliate investment and five Control investments were on non-accrual with an aggregate cost basis of approximately $26,422, or 8.0% of the cost basis of all loans in the Company’s portfolio.  At September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022, or 2.8% of the cost basis of all loans in the Company’s portfolio.  Success fees are recorded upon receipt and are contractually due upon a change of control in a portfolio company.

Paid in Kind Interest

The Company has two loans in its portfolio which contain PIK provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.  The Company recorded PIK income of $49 and $100 for the three and six months ended March 31, 2010, respectively, as compared to $13 and $31 for the three and six months ended March, 31 2009, respectively.

Services Provided to Portfolio Companies

As of March 31, 2010 and September 30, 2009, the Company had gross receivables from portfolio companies of $544 and $1,528, respectively, of reimbursements for non-recurring costs incurred on behalf of the portfolio companies.  The allowance for uncollectible receivables was $177 and $0 as of March 31, 2010 and September 30, 2009, respectively.

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

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required.  New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments.  ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company determined that the adoption of this standard did not have a material effect on its financial position and results of operations as of and for the six months ended March 31, 2010.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to absorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009.  The Company does not believe the adoption of this standard will have a material effect on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010.  The Company adopted ASU No. 2010-06 beginning with the quarter ended March 31, 2010.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events,” that amended its guidance on subsequent events.  SEC filers are not required to disclose the date through which an entity has evaluated subsequent events.  The amended guidance was effective upon issuance for all entities.

In February 2010, the FASB issued ASU 2010-10, “Consolidations” to defer FAS 167, Amendments to FASB Interpretation No. 46(R), for certain investment entities that have the attributes of entities subject to ASC 946 (the “investment company guide”). In addition, the ASU (1) amends the requirements for evaluating whether a decision maker or service contract is a variable interest to clarify that a quantitative approach should not be the sole consideration in assessing the criteria and (2) clarifies that related parties should be considered in applying all of the decision maker and service contract criteria. The Company’s adoption of this standard did not have a material effect on its financial position and results of operations.

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

As of March 31, 2010, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of March 31, 2010 and September 30, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by the guidance:

	As of March 31, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Senior Term Debt	$—	$—	$188,348	$188,348
Senior Subordinated Term Debt	—	—	102,752	102,752
Preferred Equity Securities	—	—	—	—
Common Equity Securities	—	—	651	651
Total investments at fair value	$—	$—	$291,751	$291,751

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

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the three-month period from December 31, 2009 to March 31, 2010, and for the six-month period from September 30, 2009 to March 31, 2010, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/ Non-Affiliate Investments	Control Investments	Total
Three months ended March 31, 2010:
Fair value at December 31, 2009	$272,380	$34,258	$306,638
Total gains or losses
Realized losses (a)	892	—	892
Reversal of prior period depreciation on realization (b)	2,031	—	2,031
Unrealized appreciation (depreciation) (b)	1,018	(566)	452
New investments, repayments and settlements (c)
Issuances/New investments	3,308	1,832	5,140
Settlements/Repayments	(23,065)	—	(23,065)
Sales	(337)	—	(337)
Transfers into/out of Level 3	—	—	—
Fair value as of March 31, 2010	$256,227	$35,524	$291,751

Six months ended March 31, 2010:
Fair value at September 30, 2009	$286,997	$33,972	$320,969
Total gains or losses
Realized losses (a)	(28)	—	(28)
Reversal of prior period depreciation on realization (b)	3,437	—	3,437
Unrealized depreciation (b)	3,211	(1,566)	1,645
New investments, repayments and settlements, net (c)
Issuances/New investments	4,202	3,118	7,320
Settlements/Repayments	(38,473)	—	(38,473)
Sales	(3,119)	—	(3,119)
Transfers into/out of Level 3	—	—	—
Fair value as of March 31, 2010	$256,227	$35,524	$291,751

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity Securities	Common Equity Securities	Total
Three months ended March 31, 2010:
Fair value at December 31, 2009	$198,577	$106,609	$—	$1,452	$306,638
Total gains or losses
Realized losses (a)	(312)	(163)	—	1,367	892
Reversal of prior period depreciation on realization (b)	1,066	1,212	—	(247)	2,031
Unrealized appreciation (depreciation) (b)	414	392	—	(354)	452
New investments, repayments, and settlements, net (c)
Issuances/New investments	4,901	239	—	—	5,140
Settlements/Repayments	(16,298)	(5,200)	—	(1567)	(23,065)
Sales	—	(337)	—	—	(337)
Transfers into/out of Level 3	—	—	—	—	—
Fair value as of March 31, 2010	$188,348	$102,752	$—	$651	$291,751

Six months ended March 31, 2010:
Fair value at September 30, 2009	$212,290	$105,794	$—	$2,885	$320,969
Total gains or losses
Realized losses (a)	(825)	(570)	—	1,367	(28)
Reversal of prior period depreciation on realization (b)	2,065	1,619	—	(247)	3,437
Unrealized depreciation (b)	1,210	2,222	—	(1,787)	1,645
New investments, repayments and settlements, net (c)
Issuances/New investments	6,078	1,242	—	—	7,320
Settlements/Repayments	(31,545)	(5,361)	—	(1,567)	(38,473)
Sales	(925)	(2,194)	—	—	(3,119)
Transfers into/out of Level 3	—	—	—	—	—
Fair value as of March 31, 2010	$188,348	$102,752	$—	$651	$291,751

	Non-Control/ Non-Affiliate Investments	Control Investments	Derivative	Total
Three months ended March 31, 2009:
Fair value at December 31, 2008	$384,012	$566	$—	$384,578
Realized losses (a)	(2,000)	—	(304)	(2,304)
Reversal of prior period depreciation on realization (b)	1,960	—	304	2,264
Unrealized appreciation (b)	1,239	3,526	—	4,765
New investments, repayments, and settlements, net (c)	(15,616)	11,410	—	(4,206)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2009	$369,595	$15,502	$—	$385,097

Six months ended March 31, 2009:
Fair value at September 30, 2008	$407,153	$780	$—	$407,933
Realized losses (a)	(3,731)	—	(304)	(4,035)
Reversal of prior period depreciation on realization (b)	3,145	—	304	3,449
Unrealized appreciation (depreciation) (b)	(12,387)	2,714	—	(9,673)
New investments, repayments, and settlements, net (c)	(24,585)	12,008	—	(12,577)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2009	$369,595	$15,502	$—	$385,097

(a)          Included in net realized loss on investments on the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2010 and 2009.

(b)         Included in unrealized appreciation (depreciation) on investments on the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2010 and 2009.

(c)          Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

As of March 31, 2010 and September 30, 2009, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $256,227and $286,997, at fair value, respectively.

Control Investments

As of March 31, 2010 and September 30, 2009, the Company held Control investments in the aggregate of approximately $35,524 and $33,972, at fair value, respectively.  As of March 31, 2010, the Control investments were comprised of BERTL, Inc. (“BERTL”), Clinton Holdings, LLC (“Clinton”), Defiance Integrated Technologies, Inc. (“Defiance”), Lindmark Acquisition, LLC (“Lindmark”), LYP Holdings Corp. (“LYP Holdings”), U.S. Healthcare Communications, Inc. (“U.S. Healthcare”) and Western Directories, Inc. (“Western Directories”).

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

Investment Concentrations

As of March 31, 2010, the Company had aggregate investments in 41 portfolio companies and approximately 64.6% of the aggregate fair value of such investments was senior term debt, approximately 35.2% was senior subordinated term debt, no investments were in junior subordinated debt and approximately 0.2% was in equity securities.  The following table outlines the Company’s investments by type at March 31, 2010 and September 30, 2009:

	March 31, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$212,955	$188,348	$240,172	$212,290
Senior Subordinated Term Debt	111,861	102,752	118,743	105,794
Preferred Equity Securities	2,028	—	2,028	—
Common Equity Securities	3,250	651	3,450	2,885

Total Investments	$330,094	$291,751	$364,393	$320,969

Investments at fair value consisted of the following industry classifications as of March 31, 2010 and September 30, 2009:

	March 31, 2010			September 30, 2009
		Percentage			Percentage
Industry Classification	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace & Defense	$—	—	—	$1,857	0.6%	0.7%
Automobile	8,325	2.9%	3.3%	7,999	2.5%	3.2%
Broadcast (TV & Radio)	43,394	14.9%	17.0%	43,403	13.5%	17.4%
Buildings & Real Estate	12,848	4.4%	5.0%	12,882	4.0%	5.2%
Cargo Transport	—	—	—	5,427	1.7%	2.2%
Chemicals, Plastics & Rubber	15,717	5.4%	6.2%	15,884	4.9%	6.4%
Diversified/Conglomerate Manufacturing	1,579	0.5%	0.6%	1,236	0.4%	0.5%
Diversified Natural Resources, Precious Metals & Minerals	13,590	4.7%	5.3%	13,589	4.2%	5.5%
Electronics	25,856	8.9%	10.2%	27,899	8.7%	11.2%
Farming & Agriculture	8,857	3.0%	3.5%	9,309	2.9%	3.7%
Healthcare, Education & Childcare	41,700	14.3%	16.4%	58,054	18.1%	23.3%
Home & Office Furnishings	10,929	3.7%	4.3%	16,744	5.2%	6.7%
Leisure, Amusement, Movies & Entertainment	5,747	2.0%	2.3%	5,091	1.6%	2.0%
Machinery	8,949	3.1%	3.5%	9,202	2.9%	3.7%
Mining, Steel, Iron & Non-Precious Metals	22,149	7.5%	8.7%	21,926	6.8%	8.8%
Personal & Non-durable Consumer Products	8,841	3.0%	3.5%	8,714	2.7%	3.5%
Printing & Publishing	38,870	13.3%	15.3%	37,864	11.8%	15.2%
Retail Stores	24,400	8.4%	9.6%	23,669	7.4%	9.5%
Textiles & Leather	—	—	—	220	0.1%	0.1%
Total	$291,751	100.0%		$320,969	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2010 and September 30, 2009:

	March 31, 2010			September 30, 2009
		Percentage			Percentage
Geographic Region	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Midwest	$150,628	51.6%	59.2%	$172,263	53.7%	69.2%
West	61,837	21.2%	24.3%	65,678	20.5%	26.4%
Southeast	29,670	10.2%	11.7%	34,708	10.8%	13.9%
Mid-Atlantic	28,824	9.9%	11.3%	28,437	8.8%	11.4%
Northeast	14,508	5.0%	5.7%	14,170	4.4%	5.7%
U.S. Territory	6,284	2.1%	2.5%	5,713	1.8%	2.3%
	$291,751	100.0%		$320,969	100.0%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining six months ending September 30:	2010	$20,904
For the fiscal year ending September 30:	2011	92,686
	2012	78,069
	2013	119,763
	2014	6,116
	2015	6,851
	Total Contractual Repayments	324,389
	Investments in equity securities	5,278
	Unamortized premiums, discounts and investment acquisition costs on debt securities	427
	Total	$330,094

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Employees

The Company provided loans to employees of the Adviser, who at the time of the loans were joint employees of the Company and either the Adviser or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated and is no longer in operation.  The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets.  The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral.  No new loans were issued during the six months ended March 31, 2010 or March 31, 2009.  The Company received $0 and $4 of principal repayments during the six months ended March 31, 2010 and March 31, 2009, respectively.  The Company recognized interest income from all employee stock option loans of $108 and $221 for the three and six months ended March 31, 2010, respectively, and $117 and $235 for the three and six months ended March 31, 2009, respectively.

During the six months ended March 31, 2010, $514 of an employee stock option loan to a former employee of the Adviser was transferred from notes receivable — employees to other assets in connection with the termination of her employment with the Adviser and the later amendment of the loan.  The interest on the loan from the time the employee stopped working for the Adviser is included in other income on the condensed consolidated statement of operations.

Compensation Expense

During the three months ended March 31, 2010, the employee stock option loans of two former employees were converted from recourse to non-recourse loans.  The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees upon exercise of the stock option in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, totaling $420.  Since the value of the stock option loans totaled $665, the Company recorded compensation expense of $245.

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

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying condensed consolidated statement of operations:

	Three months ended		Six months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Base management fee (1)	$739	$484	$1,459	$917
Credit for fees received by Adviser from the portfolio companies	—	(80)	—	(85)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(6)	(97)	(13)	(203)
Net base management fee	$733	$307	$1,446	$629

Incentive fee	$1,072	$1,089	$1,447	$2,265
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(1,089)	(22)	(2,265)
Net incentive fee	$1,072	$—	$1,425	$—

Credit for fees received by Adviser from the portfolio companies	$—	$(80)	$—	$(85)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(6)	(97)	(13)	(203)
Incentive fee credit	—	(1,089)	(22)	(2,265)
Credit to base management and incentive fees from Adviser	$(6)	$(1,266)	$(35)	$(2,553)

(1)          Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)          The board of our Adviser voluntarily, irrevocably and unconditionally waived, for the three and six months ended March 31, 2010 and 2009, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.  Fees waived cannot be recouped by the Adviser in the future.

Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.  Amounts included in Due to Adviser in the accompanying condensed consolidated statements of assets and liabilities were as follows:

	March 31, 2010	September 30, 2009
Unpaid base management fee to Adviser	$733	$617
Unpaid incentive fee to Adviser	1,425	—
Unpaid loan servicing fees to Adviser	207	217
Total Due to Adviser	$2,365	$834

As of March 31, 2010 and September 30, 2009, Due from Adviser totaled $0 and $69, respectively, which included reimbursements for non-recurring costs incurred on behalf of the portfolio companies.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit.  Since the Company owns these loans, all loan servicing fees paid to the Adviser have been and continue to be treated as reductions directly against the 2% base management fee under the Advisory Agreement.  For the three and six months ended March 31, 2010 and 2009, these loan servicing fees totaled $852 and $1,781, and $1,526 and $3,149, respectively, all of which were deducted against the 2% base management fee in order to derive the base management fee, which is presented as the line item Base management fee in the accompanying condensed consolidated statements of operations.  As of March 31, 2010 and September 30, 2009, the Company owed $207 and $217, respectively, of unpaid loan servicing fees to the Adviser, which are recorded in Fees due to Adviser in the accompanying condensed consolidated statements of assets and liabilities.

Administration Agreement

On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.  For the three and six months ended March 31, 2010 and 2009, the Company recorded administration fees of $176 and $354, and $211 and $438, respectively.  As of March 31, 2010 and September 30, 2009, the Company owed $176 and $216, respectively, of unpaid administration fees to the Adviser, which is recorded in the Fee due to Administrator in the accompanying condensed consolidated statements of assets and liabilities.

NOTE 5. LINE OF CREDIT

On March 15, 2010, the Company, through Business Loan, entered into a fourth amended and restated credit agreement which currently provides for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”).  Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders.  Subject to certain terms and conditions, the Credit Facility may be expanded up to $202,000 through the addition of other committed lenders to the facility.  Advances under the Credit Facility will generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts.  As of March 31, 2010, there was a cost basis of approximately $53,000 of borrowings outstanding under the Credit Facility at an average interest rate of 6.5%.  Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the Credit Facility.  The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable on March 15, 2013.  In addition, if the Credit Facility is not renewed on or before March 15, 2012, the Company will be required to use all principal collections from its loans to pay outstanding principal on the Credit Facility.

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies.  The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions.  As of March 31, 2010, Business Loan had 23 obligors and the Company was in compliance with all of the facility covenants.

The Company applied ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with its application of ASC 820 to its investments.  ASC 825 requires that the Company apply a fair value methodology to the Credit Facility. The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  The Company also considered its own credit risk.  Since the Credit Facility was entered into during the three months ended March 31, 2010, the cost basis of the Credit Facility of $53,000 was determined to be the best approximation of fair value as of March 31, 2010.  The following table presents the Credit Facility carried at fair value as of March 31, 2010 and September 30, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of March 31, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$53,000	$53,000
Total	$—	$—	$53,000	$53,000

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$83,350	$83,350
Total	$—	$—	$83,350	$83,350

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the three-month period from December 31, 2009 to March 31, 2010 and the six month period from September 30, 2009 to March 31, 2010, for the Credit Facility for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

Borrowings under line of credit
Three months ended March 31, 2010:
Fair value at December 31, 2009	$73,531
Unrealized depreciation (a)	(131)
Borrowings	2,600
Repayments	(23,000)
Transfers into/out of Level 3	—
Fair value as of March 31, 2010	$53,000

Six months ended March 31, 2010:
Fair value at September 30, 2009	$83,350
Unrealized depreciation (a)	(350)
Borrowings	5,500
Repayments	(35,500)
Transfers into/out of Level 3	—
Fair value as of March 31, 2010	$53,000

(a)          Included in unrealized depreciation on borrowings under line of credit on the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2010.

NOTE 6. COMMON STOCK TRANSACTIONS

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

Transactions in common stock were as follows:

	Shares	Total Value
Balance at September 30, 2009	21,087,574	$328,224
Conversion of recourse to non-recourse loans (1)	—	(420)
Retirement of employee loan shares (2)	(48,332)	—
Shelf offering costs	—	(74)
Balance at March 31, 2010	21,039,242	$327,730

(1)          During the three months ended March 31, 2010, the employee stock option loans of two former employees of the Adviser were converted from recourse to non-recourse loans.  The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees of the Adviser upon exercise of the stock options in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, which totaled $420.

(2)          During the three months ended March 31, 2010, subsequent to the conversion of the stock option loans of two former employees of the Adviser from recourse to non-recourse, the loans came due when the underlying market value for the collateral reached the outstanding loan amount.  As such, and consistent with the loan agreements, the shares pledged as collateral were retired in March 2010.  Since these shares were already accounted for during the conversion to non-recourse above, these became non-cash events that did not require journal entries to the financial statements.  However, they resulted in a reduction of the number of shares of common stock outstanding.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of		Interest
Issue	Options	Options	Promissory Note	Employee Loans	Maturity	Rate
Date	Exercised	Exercised	Issued to Employees	at 3/31/10	Date	on Note
Aug-01	93,334	$15.00	$1,400	$1,400	Aug-10	4.90%
Aug-01	18,334	15.00	275	255	Aug-10	4.90%
Sep-04	13,332	15.00	200	198	Sep-13	5.00%
Aug-01	393,334	15.00	5,900	5,900	Aug-10	4.90%
Aug-01	18,334	15.00	275	275	Aug-10	4.90%
Jul-06	13,332	15.00	200	200	Jul-15	8.26%
Jul-06	18,334	15.00	275	275	Jul-15	8.26%
	568,334		$8,525	$8,503

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of the accompanying condensed consolidated statements of assets and liabilities.  As of March 31, 2010, the Company determined that these notes were still recourse.

NOTE 7. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share for the three and six months ended March 31, 2010 and 2009:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Numerator for basic and diluted net increase in net assets resulting from operations per share	$7,980	$10,280	$14,306	$1,178
Denominator for basic and diluted shares	21,075,445	21,087,574	21,081,576	21,087,574
Basic and diluted net increase in net assets resulting from operations per common share	$0.38	$0.48	$0.68	$0.05

NOTE 8. DISTRIBUTIONS

The following table lists the per share distributions paid for the six months ended March 31, 2010 and 2009:

Fiscal Year	Record Date	Payment Date	Distribution per Share
2010	October 22, 2009	October 30, 2009	$0.07
	November 19, 2009	November 30, 2009	$0.07
	December 22, 2009	December 31, 2009	$0.07
	January 21, 2010	January 29, 2010	$0.07
	February 18, 2010	February 26, 2010	$0.07
	March 23, 2010	March 31, 2010	$0.07
		Total	$0.42

2009	October 23, 2008	October 31, 2008	$0.14
	November 19, 2008	November 28, 2008	$0.14
	December 22, 2008	December 31, 2008	$0.14
	January 22, 2009	January 31, 2009	$0.14
	February 19, 2009	February 27, 2009	$0.14
	March 23, 2009	March 30, 2009	$0.14
		Total	$0.84

Aggregate distributions declared and paid for the six months ended March 31, 2010 and 2009 were approximately $8,853 and $17,714, respectively.  All distributions were declared based on estimates of net investment income for the respective fiscal years, and some of the distributions include a return of capital.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, the Company was not party to any signed term sheets for potential investments.

In July 2009, the Company executed a guaranty of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc., one of its Control investments.  If Defiance has a payment default, the guaranty is callable once the bank has reduced its claim by using commercial reasonable efforts to collect through disposition of the Defiance collateral.  The guaranty is limited to $250 plus interest on that amount accrued from the date demand payment is made under the guaranty, and all costs incurred by the bank in its collection efforts.  As of March 31, 2010, the Company has not been required to make any payments on the guaranty of the line of credit agreement and the Company considers the credit risk to be remote.  The Company reports off-balance sheet guarantees on its condensed consolidated schedule of investments, as required by the 1940 Act.

NOTE 10. SUBSEQUENT EVENTS

Distributions

In April 2010, the Company’s Board of Directors declared the following monthly cash distributions:

Record Date	Payment Date	Distribution per Share
April 22, 2010	April 30, 2010	$0.07
May 20, 2010	May 28, 2010	$0.07
June 22, 2010	June 30, 2010	$0.07

Investment Activity

Subsequent to March 31, 2010, the Company extended approximately $1,200 of revolver draws and additional investments to existing portfolio companies.  In addition, the Company extended $400 in a new investment, FedCap Partners, LLC, which is a fund that invests in government contractors.  The Company’s investment commitment in FedCap Partners is the lesser of $2,000 or 10% of the fund’s aggregate investor commitments.  The Company also received approximately $14,994 from scheduled and unscheduled loan repayments and a loan payoff.  This included a $13,590 payoff from VantaCore.

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

Business Environment

While economic conditions generally appear to be improving somewhat, we remain cautious about a long-term economic recovery.  The recent recession generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are still susceptible to the economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease.  We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market instability persists or intensifies, we may experience difficulty in raising capital.

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

Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity.  When our stock is trading below net asset value (“NAV”), as it has consistently traded for most of the last 18 months, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.  At our annual meeting of stockholders held on February 18, 2010, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. On May 3, 2010, the closing market price of our common stock was $13.87, which price represented a 15% premium to our March 31, 2010 NAV per share.

Current economic conditions may also decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility.  For the six months ended March 31, 2010, we recorded net unrealized appreciation on our portfolio of investments of $5,082.  We may see decreases in the value of our portfolio, which will further limit our ability to borrow under our current credit facility.  Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth requirements which are affected by the decrease in value of our portfolio.  Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility.  As of March 31, 2010, we were in compliance with all of the facility covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access.  However, we believe that our entry into a new $127,000 credit facility with a two-year term (discussed in detail further below) increases our ability to make new investments consistent with our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

Syndicated Loan Valuations

In monitoring the market activity during the quarter ended March 31, 2010, we noted markets conditions indicating continued liquidity and a better functioning secondary market for syndicated loans.  Therefore, in accordance with Accounting Standards Codification (“ASC”) 820, and following our valuation procedures which specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available, third-party bid quotes were used to value the remaining syndicated loans not sold during the quarter ended March 31, 2010.  As we noted some illiquidity in the public market, we don’t believe that the third-party bid quotes are representative of Level 2 inputs.

Investment Highlights

Purchases: During the six months ended March 31, 2010, we extended $180 of investments to a new portfolio company and $7,140 of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total investments of $7,320.

Repayments: During the six months ended March 31, 2010, five borrowers made unscheduled full payoffs of $31,006, one borrower made an unscheduled partial payoff of $950 and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule for an aggregate of $6,513, for total principal repayments of $38,469.

Sales: During the six months ended March 31, 2010, we sold three syndicated loans (which resulted in our exit from three portfolio companies) for an aggregate of $3,119 in net proceeds.

Since our initial public offering in August 2001, we have made 263 different loans to, or investments in, 127 companies for a total of approximately $958,933, before giving effect to principal repayments on investments and divestitures.

Financing Highlights

On March 15, 2010, through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), we entered into a fourth amended and restated credit agreement which provides for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”).  Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders.  Subject to certain terms and conditions, the Credit Facility may be expanded up to $202 million through the addition of other committed lenders to the facility.  The Credit Facility matures in two years on March 15, 2012, and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable on March 15, 2013.  Advances under the Credit Facility will generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts.

During the six months ended March 31, 2010, we applied Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” specifically to our Credit Facility, which requires us to apply a fair value methodology to the Credit Facility as of March 31, 2010.  Since the Credit Facility was entered into during the three months ended March 31, 2010, the cost basis of the Credit Facility of $53,000 was determined to be the best approximation of fair value as of March 31, 2010.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

A comparison of our operating results for the three months ended March 31, 2010 and March 31, 2009 is shown below:

	For the three months ended March 31,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income — non control/non affiliate investments	$8,523	$10,329	$(1,806)	(17.5)%
Interest income — control investments	709	482	227	47.1%
Interest income — cash	—	1	(1)	(100.0)%
Interest income — notes receivable from employees	108	117	(9)	(7.7)%
Prepayment fees and other income	474	—	474	—
Total investment income	9,814	10,929	(1,115)	(10.2)%

EXPENSES
Interest expense	1,136	2,016	(880)	(43.7)%
Loan servicing fee	852	1,526	(674)	(44.2)%
Base management fee	739	484	255	52.7%
Incentive fee	1,072	1,089	(17)	(1.6)%
Administration fee	176	211	(35)	(16.6)%
Professional fees	219	205	14	6.8%
Amortization of deferred financing fees	449	726	(277)	(38.2)%
Stockholder related costs	144	196	(52)	(26.5)%
Directors’ fees	48	48	—	0.0%
Insurance expense	79	65	14	21.5%
Compensation expense	245	—	245	—
Other expenses	187	74	113	152.7%
Expenses before credit from Adviser	5,346	6,640	(1,294)	(19.5)%
Credit to base management and incentive fees from Adviser	(6)	(1,266)	1,260	(99.5)%
Total expenses net of credit to base management and incentive fees	5,340	5,374	(34)	(0.6)%

NET INVESTMENT INCOME	4,474	5,555	(1,081)	(19.5)%

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT:
Net realized gain (loss) on investments	892	(2,000)	2,892	(144.6)%
Realized loss on settlement of derivative	—	(304)	304	(100.0)%
Net unrealized appreciation on derivative	—	304	(304)	(100.0)%
Net unrealized appreciation on investments	2,483	6,725	(4,242)	(63.1)%
Net unrealized depreciation on borrowings under line of credit	131	—	131	—
Net gain on investments, derivative and borrowings under line of credit	3,506	4,725	(1,219)	(25.8)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,980	$10,280	$(2,300)	(22.4)%

Investment Income

Investment income for the three months ended March 31, 2010 was $9,814, as compared to $10,929 for the three months ended March 31, 2009.  Interest income from our aggregate investment portfolio decreased for the three months ended March 31, 2010, as compared to the prior year period.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting from the exit of loans subsequent to March 31, 2009, partially offset by an increase in the weighted average yield on our portfolio.  The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, was 10.9% for the three months ended March 31, 2010 as compared to 9.7% for the prior year period.  During the three months ended March 31, 2010, six investments were on non-accrual, for an aggregate of approximately $26,422 at cost, or 8.0% of the aggregate cost of our investment portfolio, and during the prior year period, three investments were on non-accrual, for an aggregate of approximately $10,659 at cost, or 2.4% of the aggregate cost of our investment portfolio.  The increase in investments on non-accrual was due primarily to the addition of one portfolio company (Lindmark).  Although we did not historically report Lindmark as non-accrual, we have not recognized interest income on this investment since April 2009.

Interest income from Non-Control/Non-Affiliate investments decreased for the three months ended March 31, 2010, as compared to the prior year period. The decrease was primarily attributable to an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at March 31, 2010 compared to the prior year period.  The decrease was also attributable to the conversion of two Non-Control/Non-Affiliate investments held during the prior year period (Clinton and Defiance) to Control investments. In addition, we reversed previously recorded interest income of approximately $90 during the three months ended March 31, 2010.  The success fees earned during the three months ended March 31, 2010 and March 31, 2009 included in interest income were $848 and $21, respectively.   Success fees earned during the three months ended March 31, 2010 resulted from payoffs from ActivStyle, Saunders and Visual Edge.  Success fees earned during the three months ended March 31, 2009 resulted from a refinancing by It’s Just Lunch.

Interest income from Control investments increased for the three months ended March 31, 2010, as compared to the prior year period.  The increase was attributable to two additional Control investments held during the quarter ended March 31, 2010 (Clinton and Defiance), which were converted from Non-Control/Non-Affiliate investments, as compared to the prior year period.

The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Three months ended March 31, 2010

Company	Interest Income	% of Total
Visual Edge	$967	10.5%
Reliable Biopharma	738	8.0%
Sunshine Media	693	7.5%
Westlake Hardware	672	7.3%
Clinton	514	5.5%
Subtotal	$3,584	38.8%
Other companies	5,648	61.2%
Total interest income	$9,232	100.0%

Three months ended March 31, 2009

Company	Interest Income	% of Total
Sunshine Media	$824	7.6%
Reliable Biopharma	757	7.0%
Westlake Hardware	597	5.5%
Clinton	465	4.3%
VantaCore	416	3.9%
Subtotal	$3,059	28.3%
Other companies	7,752	71.7%
Total interest income	$10,811	100.0%

Interest income from invested cash for the three months ended March 31, 2010 and 2009 was nominal.  Interest income is based on the amount of cash held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, decreased slightly for the three months ended March 31, 2010 as compared to the prior year period due to the reduction of employee loans during the previous quarter ended December 31, 2009.

Prepayment fees and other income increased for the three months ended March 31, 2010 as compared to the prior year period.  The income for the current period consisted of prepayment penalty fees received upon unscheduled principal repayments as well as interest from stock option loans of former employees.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the three months ended March 31, 2010, as compared to the prior year period.  This reduction was primarily due to a decrease in interest expense and the amortization of deferred financing fees incurred in connection with the Credit Facility, as well as a decrease in incentive fees, which were offset by a reduction in the Adviser’s voluntary credit to the incentive fee and compensation expense.

Interest expense decreased for the three months ended March 31, 2010 as compared to the prior year period due primarily to decreased borrowings under our line of credit during the three months ended March 31, 2010 as well as a lower weighted average annual interest cost, which is determined by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

Loan servicing fees decreased for the three months ended March 31, 2010 as compared to the prior year period.  These fees are incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of our investment portfolio.  The decrease was primarily due to the reduction in the size of our investment portfolio, in particular the loans in our borrowing base. Due to voluntary, irrevocable and unconditional waivers applied during these periods, senior syndicated loans incurred a 0.5% annual fee, whereas proprietary loans incurred a 1.5% annual fee.  All of these fees were offset against the amount of the base management fee due to our Adviser.

Base management fee (which is net of loan servicing fees) increased for the three months ended March 31, 2010 as compared to the prior year period.  However, the gross management fee (consisting of the loan servicing fees plus the base management fee) decreased from the prior year period as shown below:

	Three months ended
	March 31, 2010	March 31, 2009
Loan servicing fee	$852	$1,526
Base management fee	739	484
Gross management fee	$1,591	$2,010

Gross management fee decreased due to fewer total assets held during the three months ended March 31, 2010.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009, and is summarized in the table below:

	Three months ended
	March 31, 2010	March 31, 2009
Base management fee (1)	$739	$484
Credit for fees received by Adviser from the portfolio companies	—	(80)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(6)	(97)
Net base management fee	$733	$307

(1)   Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)   The board of our Adviser voluntarily and irrevocably waived, for the three months ended March 31, 2010 and 2009, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.  Fees waived cannot be recouped by the Adviser in the future.

Incentive fee decreased slightly for the three months ended March 31, 2010 as compared to the prior year period.  The board of directors of our Adviser voluntarily, irrevocably and unconditionally waived the entire incentive fee for the three months ended March 31, 2009.  No portion of the incentive fee was waived during the three months ended March 31, 2010.  The incentive fee and associated credits are summarized in the table below:

	Three months ended
	March 31, 2010	March 31, 2009
Incentive fee	$1,072	$1,089
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(1,089)
Net incentive fee	$1,072	$—

Administration fee decreased for the three months ended March 31, 2010 as compared to the prior year period, due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements.  The calculation of the administration fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009.

Compensation expense increased for the three months ended March 31, 2010 as compared to the prior year period due to the conversion of stock option loans of two former employees of the Adviser from recourse to non-recourse loans.  The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees of the Adviser upon exercise of the stock options in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, totaling $420.  Since the value of the stock option loans totaled $665, we recorded compensation expense of $245.

Other operating expenses (including professional fees, deferred financing fees, stockholder related costs, director’s fees, insurance and other direct expenses) increased for the three months ended March 31, 2010 as compared to the prior year period, due primarily to legal fees incurred in connection with troubled loans during the three months ended March 31, 2010 and the provision for uncollectible receivables from portfolio companies.

Net Realized Gain (Loss) on Investments

Net realized gain on investments for the three months ended March 31, 2010 was $892, which consisted of a gain from ACE Expediters of $1,366, partially offset by an aggregate of $474 of losses from the CCS payoff and GoldToe syndicated loan sale.  Net realized loss on investments for the three months ended March 31, 2009 was $2,000, which resulted from writing off the remaining balance of the Greatwide senior subordinated term loan.

Realized Loss on Settlement of Derivative

During the three months ended March 31, 2009, we realized a loss of $304 due to the expiration of the interest rate cap in February 2009.

Net Unrealized Appreciation on Derivative

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

Net Unrealized Appreciation on Investments

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  The net unrealized appreciation on investments for the three months ended March 31, 2010 consisted of the following:

• Control investments	$(566)
• Non-Control/Non-Affiliate investments	1,018
• Reversal of previously recorded unrealized depreciation upon realization of losses	2,031
Total	$2,483

Although our investment portfolio appreciated during the three months ended March 31, 2010, our entire portfolio was fair valued at 88% of cost as of March 31, 2010.  The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation on Borrowings under Line of Credit

Net unrealized depreciation on borrowings under line of credit is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  We elected to apply ASC 825, “Financial Instruments,” which requires that we apply a fair value methodology to the Credit Facility.  We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  Since the Credit Facility was entered into during the three months ended March 31, 2010, the cost basis of the Credit Facility of $53,000 was determined to be the best approximation of the fair value as of March 31, 2010.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2010, we realized a net increase in net assets resulting from operations of $7,980 as a result of the factors discussed above.  For the three months ended March 31, 2009, we realized a net increase in net assets resulting from operations of $10,280.  Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the three months ended March 31, 2010 and March 31, 2009 were $0.38 and $0.48, respectively.

Comparison of the Six Months Ended March 31, 2010 to the Six Months Ended March 31, 2009

A comparison of our operating results for the six months ended March 31, 2010 and March 31, 2009 is shown below:

	For the six months ended March 31,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income — non control/non affiliate investments	$17,432	$21,990	$(4,558)	(20.7)%
Interest income — control investments	1,477	502	975	194.2%
Interest income — cash	—	11	(11)	(100.0)%
Interest income — notes receivable from employees	221	235	(14)	(6.0)%
Prepayment fees and other income	488	—	488	—
Total investment income	19,618	22,738	(3,120)	(13.7)%

EXPENSES
Interest expense	2,671	4,478	(1,807)	(40.4)%
Loan servicing fee	1,781	3,149	(1,368)	(43.4)%
Base management fee	1,459	917	542	59.1%
Incentive fee	1,447	2,265	(818)	(36.1)%
Administration fee	354	438	(84)	(19.2)%
Professional fees	1,131	518	613	118.3%
Amortization of deferred financing fees	943	1,446	(503)	(34.8)%
Stockholder related costs	222	284	(62)	(21.8)%
Directors’ fees	97	97	—	0.0%
Insurance expense	147	122	25	20.5%
Compensation expense	245	—	245	—
Other expenses	254	140	114	81.4%
Expenses before credit from Adviser	10,751	13,854	(3,103)	(22.4)%
Credit to base management and incentive fees from Adviser	(35)	(2,553)	2,518	(98.6)%
Total expenses net of credit to base management and incentive fees	10,716	11,301	(585)	(5.2)%

NET INVESTMENT INCOME	8,902	11,437	(2,535)	(22.2)%

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT:
Net realized loss on investments	(28)	(3,731)	3,703	(99.2)%
Realized loss on settlement of derivative	—	(304)	304	(100.0)%
Net unrealized appreciation on derivative	—	304	(304)	(100.0)%
Net unrealized appreciation (depreciation) on investments	5,082	(6,528)	11,610	(177.8)%
Net unrealized appreciation on borrowings under line of credit	350	—	350	—
Net gain (loss) on investments, derivative and borrowings under line of credit	5,404	(10,259)	15,663	(152.7)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,306	$1,178	$13,128	1,114.4%

Investment Income

Investment income for the six months ended March 31, 2010 was $19,618, as compared to $22,738 for the six months ended March 31, 2009.  Interest income from our aggregate investment portfolio decreased for the six months ended March 31, 2010, as compared to the prior year period.  The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting from the exit of loans subsequent to March 31, 2009, partially offset by an increase in the weighted average yield on our portfolio.  The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, was 10.7% for the six months ended March 31, 2010 as compared to 10.0% for the prior year period.  During the six months ended March 31, 2010, six investments were on non-accrual, for an aggregate of approximately $26,422 at cost, or 8.0% of the aggregate cost of our investment portfolio, and during the prior year period, three investments were on non-accrual, for an aggregate of approximately $10,659 at cost, or 2.4% of the aggregate cost of our investment portfolio.  The increase in investments on non-accrual was due primarily to the addition of one portfolio company (Lindmark).  Although we did not historically report Lindmark as non-accrual, we have not recognized interest income on this investment since April 2009.

Interest income from Non-Control/Non-Affiliate investments decreased for the six months ended March 31, 2010, as compared to the prior year period. The decrease was primarily attributable to an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at March 31, 2010 compared to the prior year period.  The decrease was also attributable to the conversion of two Non-Control/Non-Affiliate investments held during the prior year period (Clinton and Defiance) to Control investments. In addition, we reversed previously recorded interest of approximately $598 during the six months ended March 31, 2010.  The success fees earned during the six months ended March 31, 2010 and March 31, 2009, included in interest income, were $1,387 and $21, respectively.  Success fees earned during the six months ended March 31, 2010 resulted from payoffs by ActivStyle, Saunders and Visual Edge, an amendment to senior term debt issued to Doe & Ingalls and a refinancing by Tulsa Welding.  Success fees earned during the six months ended March 31, 2009 resulted from a refinancing by It’s Just Lunch.

Interest income from Control investments increased for the six months ended March 31, 2010, as compared to the prior year period.  The increase was attributable to two additional Control investments held during the six months ended March 31, 2010 (Clinton and Defiance), which were converted from Non-Control/Non-Affiliate investments, as compared to the prior year period.  In addition, we reversed previously recorded interest of approximately $75 during the six months ended March 31, 2010.

The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Six months ended March 31, 2010

Company	Interest Income	% of Total
Westlake Hardware	$1,596	8.5%
Sunshine Media	1,539	8.1%
Reliable Biopharma	1,497	7.9%
Visual Edge	1,246	6.6%
Clinton	1,036	5.5%
Subtotal	6,914	36.6%
Other companies	11,995	63.4%
Total interest income	$18,909	100.0%

Six months ended March 31, 2009

Company	Interest Income	% of Total
Sunshine Media	$1,667	7.4%
Reliable Biopharma	1,530	6.8%
Westlake Hardware	1,213	5.4%
Clinton	940	4.2%
VantaCore	857	3.8%
Subtotal	6,207	27.6%
Other companies	16,285	72.4%
Total interest income	22,492	100.0%

Interest income from invested cash for the six months ended March 31, 2010 and 2009 was nominal.  Interest income is based on the amount of cash held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.

Interest income from loans to our employees, in connection with the exercise of employee stock options, decreased slightly for the six months ended March 31, 2010 as compared to the prior year period due to the reduction of employee loans during the prior quarter ended December 31, 2009.

Prepayment fees and other income increased for the six months ended March 31, 2010 as compared to the prior year period.  The income for the current period consisted of prepayment penalty fees received upon unscheduled principal repayments as well as interest from stock option loans of former employees.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the six months ended March 31, 2010, as compared to the prior year period.  This reduction was primarily due to a decrease in interest expense and the amortization of deferred financing fees incurred in connection with the Credit Facility, as well as a decrease in incentive fees, which were offset by a reduction in the Adviser’s voluntary credit to the incentive fee, compensation expense and an increase in professional fees.

Interest expense decreased for the six months ended March 31, 2010 as compared to the prior year period due primarily to decreased borrowings under our line of credit during the six months ended March 31, 2010 as well as a lower weighted average annual interest cost, which is determined by using the annual stated interest rate plus commitment and other fees, plus the amortization of deferred financing fees divided by the weighted average debt outstanding.

Loan servicing fees decreased for the six months ended March 31, 2010 as compared to the prior year period.  These fees are incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of our investment portfolio.  The decrease was primarily due to the reduction in the size of our investment portfolio, in particular the loans in our borrowing base. Due to voluntary, irrevocable and unconditional waivers applied during these periods, senior syndicated loans incurred a 0.5% annual fee, whereas proprietary loans incurred a 1.5% annual fee.  All of these fees were offset against the amount of the base management fee due to our Adviser.

Base management fee (which is net of loan servicing fees) increased for the six months ended March 31, 2010 as compared to the prior year period.  However, the gross management fee (consisting of the loan servicing fees plus the base management fee) decreased from the prior year period as shown below:

	Six months ended
	March 31, 2010	March 31, 2009
Loan servicing fee	$1,781	$3,149
Base management fee	1,459	917
Gross management fee	$3,240	$4,066

Gross management fee decreased due to fewer total assets held during the six months ended March 31, 2010.  The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009, and is summarized in the table below:

	Six months ended
	March 31, 2010	March 31, 2009
Base management fee (1)	$1,459	$917
Credit for fees received by Adviser from the portfolio companies	—	(85)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(13)	(203)
Net base management fee	$1,446	$629

(1)	Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.
(2)

The board of our Adviser voluntarily and irrevocably waived, for the six months ended March 31, 2010 and 2009, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations. Fees waived cannot be recouped by the Adviser in the future.

Incentive fee decreased for the six months ended March 31, 2010 as compared to the prior year period.  The board of directors of our Adviser voluntarily, irrevocably and unconditionally waived a portion of the incentive fee for the six months ended March 31, 2010 and the entire incentive fee for the six months ended March 31, 2009.  The incentive fee and associated credits are summarized in the table below:

	Six months ended
	March 31, 2010	March 31, 2009
Incentive fee	$1,447	$2,265
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(22)	(2,265)
Net incentive fee	$1,425	$—

Administration fee decreased for the six months ended March 31, 2010 as compared to the prior year period, due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements.  The calculation of the administration fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009.

Compensation expense increased for the six months ended March 31, 2010 as compared to the prior year period due to the conversion of stock option loans of two former employees from recourse to non-recourse loans.  The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees upon exercise of the stock option in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, totaling $420.  Since the value of the stock option loans totaled $665, we recorded compensation expense of $245.

Other operating expenses (including professional fees, deferred financing fees, stockholder related costs, director’s fees, insurance and other direct expenses) increased for the six months ended March 31, 2010 as compared to the prior year period, due primarily to legal fees incurred in connection with troubled loans during the six months ended March 31, 2010 and the provision for uncollectible receivables from portfolio companies.

Net Realized Loss on Investments

Net realized loss on investments for the six months ended March 31, 2010 was $28, which consisted of $1,394 of losses from the Gold Toe, Kinetek and Wesco syndicated loan sales and CCS payoff, offset by a $1,366 gain from ACE Expediters payoff.  Net realized loss on investments for the six months ended March 31, 2009 was $3,731, which consisted of $2,000 from writing off the remaining balance of the Greatwide senior subordinated term loan and a $1,758 loss from the sale of the Greatwide senior subordinated term loan, offset by a $27 gain from the Country Road payoff.

Realized Loss on Settlement of Derivative

During the six months ended March 31, 2009, we realized a loss of $304 due to the expiration of the interest rate cap in February 2009.

Net Unrealized Appreciation on Derivative

Net unrealized appreciation (depreciation) on derivative is the net change in the fair value of our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  For the six months ended March 31, 2009, we recorded unrealized appreciation on derivative of $304, which resulted from the reversal of previously recorded unrealized depreciation when the loss was realized during the quarter ended March 31, 2009 (see discussion above).

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  The net unrealized appreciation on investments for the six months ended March 31, 2010 consisted of the following:

•	Control investments	$(1,566)
•	Non-Control/Non-Affiliate investments	3,437
•	Reversal of previously recorded unrealized depreciation upon realization of losses	3,211
	Total	$5,082

Although our investment portfolio appreciated during the six months ended March 31, 2010, our entire portfolio was fair valued at 88% of cost as of March 31, 2010.  The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation on Borrowings under Line of Credit

Net unrealized depreciation on borrowings under line of credit is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized.  We elected to apply ASC 825, “Financial Instruments,” which requires that we apply a fair value methodology to the Credit Facility.  We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  Since the Credit Facility was entered into during the six months ended March 31, 2010, the cost basis of the Credit Facility of $53,000 was determined to be the best approximation of fair value as of March 31, 2010.

Net Increase in Net Assets Resulting from Operations

For the six months ended March 31, 2010, we realized a net increase in net assets resulting from operations of $14,306 as a result of the factors discussed above.  For the six months ended March 31, 2009, we realized a net increase in net assets resulting from operations of $1,178.  Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the six months ended March 31, 2010 and March 31, 2009 were $0.68 and $0.05, respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

At March 31, 2010, we had investments in debt securities of, or loans to, 41 private companies with a cost basis totaling approximately $330,094.  During the six months ended March 31, 2010 and March 31, 2009, the following investment activity occurred:

Quarter Ended	New Investments (1)	Principal Repayments (2)	Proceeds from Sales/Exits (3)	Net Gain (Loss) on Sale/Exit
March 31, 2010	$5,153	$23,065	$337	$892
December 31, 2009	2,167	15,404	2,782	(920)
	$7,320	$38,469	$3,119	$(28)

March 31, 2009	$8,427	$13,053	$—	$(2,000)
December 31, 2008	8,702	14,927	2,212	(1,731)
	$17,129	$27,980	$2,212	$(3,731)

(1) New Investments:

				Disbursements to
	New Investments			Existing Portfolio	Total
Quarter Ended	Companies		Investments	Companies	Disbursements
March 31, 2010	—		$—	$5,153	$5,153
December 31, 2009	1	(a)	180	1,987	2,167
	1		$180	$7,140	$7,320

March 31, 2009	—		$—	$8,427	$8,427
December 31, 2008	—		—	8,702	8,702
	—		$—	$17,129	$17,129

(a)          Northstar Broadband

(2)         Principal Repayments (including repayment of paid in kind interest previously applied to principal balance):

Quarter Ended	Number of Companies Fully Exited		Unscheduled Principal Repayments (*)	Scheduled Principal Repayments	Total Principal Repayments	Net Gain on Sale/Exit (#)
March 31, 2010	4	(a)	$18,902	$4,163	$23,065	$1,055
December 31, 2009	1	(b)	13,054	2,350	15,404	—
	5		$31,956	$6,513	$38,469	$1,055

March 31, 2009	—	(c)	$7,813	$5,240	$13,053	$—
December 31, 2008	2	(d)	6,966	7,961	14,927	—
	2		$14,779	$13,201	$27,980	$—

(*)         Includes principal repayments due to excess cash flows, covenant violations, exits, refinancings, etc.

(#)         Net gain on principal repayments of $1,055 plus the net loss on sales/exits of $1,083 (per footnote 3 below) equals net loss of $28, which is included on the condensed consolidated statement of operations for the six months ended March 31, 2010.

(a)          Full payoff from ACE Expediters (which resulted in a gain on the warrants), ActivStyle, CCS and Visual Edge.

(b)         Full payoff from Tulsa Welding and partial payoff from BAS Broadcasting senior term debt (last out tranche).

(c)          Refinancing from ACE Expediters and Sunburst Media.

(d)         Full payoff from Community Media and Country Road.

(3)         Proceeds from Sales/Exits:

Quarter Ended	Number of Companies Fully Exited		Proceeds Received	Position (Principal) Exited	Unamortized Loan Costs (*)	Net Loss on Exit (#)
March 31, 2010	1	(a)	$337	$(500)	$—	$(163)
December 31, 2009	2	(b)	2,782	(3,685)	(17)	(920)
	3		$3,119	$(4,185)	$(17)	$(1,083)

March 31, 2009	1	(c)	$—	$(2,000)	$—	$(2,000)
December 31, 2008	—	(d)	2,212	(3,950)	7	(1,731)
	1		$2,212	$(5,950)	$7	$(3,731)

(*)         Includes balance of premiums, discounts and acquisition cost at time of exit.

(#)         Net gain on principal repayments of $1,055 (per footnote 2 above) plus the net loss on sales/exits of $1,083 equals net loss of $28, which is included on the condensed consolidated statement of operations for the six months ended March 31, 2010.

(a)          Complete sale of Gold Toe senior subordinated syndicated loan.

(b)         Complete sale of Kinetek senior term syndicated loan and Wesco Holdings senior subordinated syndicated loan.

(c)          Write-off of Greatwide Logistics senior subordinated syndicated loan.

(d)         Partial sale of Greatwide Logistics senior term syndicated loan.

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining six months ending September 30:	2010	$20,904
For the fiscal year ending September 30:	2011	92,686
	2012	78,069
	2013	119,763
	2014	6,116
	2015	6,851
	Total Contractual Repayments	324,389
	Investments in equity securities	5,278
	Unamortized premiums, discounts and investment acquisition costs on debt securities	427
	Total	$330,094

Net cash provided by operating activities for the six months ended March 31, 2010, consisting primarily of the items described in “—Results of Operations” and the investment activity described above, was $39,235 as compared to net cash provided by operating activities of $19,586 for the six months ended March 31, 2009.

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2010 was $40,250 and mainly consisted of net payments on the Credit Facility of $30,000, distributions to stockholders of $8,853 and $1,323 in financing fees for the Credit Facility.  On March 15, 2010, we entered into the Credit Facility.  BB&T and ING also joined the Credit Facility as committed lenders.  Net cash used in financing activities for the six months ended March 31, 2009 was $15,550 and primarily consisted of distributions to stockholders of $17,714, offset by net borrowings under our line of credit of $2,340.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Further, our Credit Facility requires us to pay distributions only from estimated net investment income.  In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for January, February and March 2010.  In April 2010, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May and June 2010.

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

The following GAAP estimates were made by our Board of Directors during the quarter ended March 31, 2010:

Month Ended	Ordinary Income	Return of Capital *	Total Distribution
January 31, 2010	$0.071	$(0.001)	$0.070
February 28, 2010	0.088	(0.018)	0.070
March 31, 2010	0.057	0.013	0.070

Because our Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of our monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital.  Subsequent to the quarter ended March 31, 2010, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital *	Total Distribution
January 31, 2010	$0.098	$(0.028)	$0.070
February 28, 2010	0.047	0.023	0.070
March 31, 2010	0.065	0.005	0.070

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital *	Total Distribution
April 30, 2010	$0.119	$(0.049)	$0.070
May 31, 2010	0.086	(0.016)	0.070
June 30, 2010	0.028	0.042	0.070

* A positive number under Return of Capital indicates a return of capital was estimated whereas a negative number indicates that a surplus of income above the distribution was estimated.

Issuance of Equity

On October 20, 2009, we filed a registration statement on Form N-2 with the SEC, which was declared effective on January 28, 2010.  The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

We anticipate issuing equity securities to obtain additional capital in the future.  However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all.  Additionally, when our common stock is trading below NAV, as it has consistently traded for most of the last 18 months, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner.  Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors.  As of March 31, 2010, our NAV per share was $12.10 and as of May 3 our closing market price was $13.87 per share.  To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering.  The asset coverage requirement of a business development company under the 1940 Act effectively limits our ratio of debt to equity to 1:1.  To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 18, 2010, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale.

Revolving Credit Facility

On March 15, 2010, we entered into a fourth amended and restated credit agreement which currently provides for a $127,000 revolving line of credit.  Advances under the Credit Facility will generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts.  Subject to certain terms and conditions, the Credit Facility may be expanded up to $202 million through the addition of other committed lenders to the facility. As of March 31, 2010, there was a cost basis of approximately $53,000 of borrowings outstanding under the Credit Facility at an average interest rate of 6.5%.  As of May 4, 2010, there was a cost basis of approximately $28,400 of borrowings outstanding.  We expect that the Credit Facility will allow us to increase the rate of our investment activity and grow the size of our investment portfolio.  Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by us. Interest is payable monthly during the term of the Credit Facility.  The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable on March 15, 2013.  In addition, if the Credit Facility is not renewed on or before March 15, 2012, we will be required to use all principal collections from our loans to pay outstanding principal on the Credit Facility.

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies.  The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions.  As of March 31, 2010, we had 23 obligors and we were in compliance with all of the facility covenants.

We applied ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments.  ASC 825 requires that we apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  We also considered our own credit risk.  Since the Credit Facility was entered into during the three months ended March 31, 2010, the cost basis of the Credit Facility of $53,000 was determined to be the best approximation of the fair value as of March 31, 2010. The following table presents the Credit Facility carried at fair value as of March 31, 2010 and September 30, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of March 31, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$53,000	$53,000
Total	$—	$—	$53,000	$53,000

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$83,350	$83,350
Total	$—	$—	$83,350	$83,350

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the three-month period from December 31, 2009 to March 31, 2010 and the six month period from September 30, 2009 to March 31, 2010, for the Credit Facility for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

Borrowings under line of credit
Three months ended March 31, 2010:
Fair value at December 31, 2009	$73,531
Unrealized depreciation (a)	(131)
Borrowings	2,600
Repayments	(23,000)
Transfers into/out of Level 3	—
Fair value as of March 31, 2010	$53,000

Six months ended March 31, 2010:
Fair value at September 30, 2009	$83,350
Unrealized depreciation (a)	(350)
Borrowings	5,500
Repayments	(35,500)
Transfers into/out of Level 3	—
Fair value as of March 31, 2010	$53,000

(a)      Included in unrealized depreciation on borrowings under line of credit on the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2010, we were not party to any signed term sheets for potential investments.

In July 2009, we executed a guaranty of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc., one of our Control investments.  If Defiance has a payment default, the guaranty is callable once the bank has reduced its claim by using commercial reasonable efforts to collect through disposition of the Defiance collateral.  The guaranty is limited to $250 plus interest on that amount accrued from the date demand payment is made under the guaranty, and all costs incurred by the bank in its collection efforts.  As of March 31, 2010, we have not been required to make any payments on the guaranty of the line of credit agreement and we consider the credit risk to be remote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates.  We have identified our investment valuation process as our most critical account policy.

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

As of March 31, 2010, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a functioning secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value our remaining syndicated loans at March 31, 2010.

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

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach.  For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820-10 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

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

Loan Grading and Risk Rating:  As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by an NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.  During the three months ended March 31, 2010, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis.  While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments.  No adjustments were made to prior periods as a result of this modification.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of March 31, 2010 one Non-Control/Non-Affiliate investment and five Control investments were on non-accrual.  As of September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2010 and September 30, 2009, representing approximately 97% and 96%, respectively, of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2010	Sept. 30, 2009
Average	6.3	7.1
Weighted Average	5.9	7.2
Highest	10.0	9.0
Lowest	2.0	3.0

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at March 31, 2010 and September 30, 2009, representing approximately 2% of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2010	Sept. 30, 2009
Average	7.0	7.0
Weighted Average	7.0	7.0
Highest	7.0	7.0
Lowest	7.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at March 31, 2010 and September 30, 2009, representing approximately 1% and 2%, respectively, of all loans in our portfolio at the end of each period:

Rating	Mar. 31, 2010	Sept. 30, 2009
Average	B2	CCC+/Caa1
Weighted Average	B2	CCC+/Caa1
Highest	B2	B-/B3
Lowest	B2	D/C

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest.  Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest is paid or due to a restructuring such that the interest income is deemed to be collectible, and in management’s judgment, are likely to remain current.  At March 31, 2010, one Non-Control/Non-Affiliate investment and five Control investments were on non-accrual with an aggregate cost basis of approximately $26,422 or 8.0% of the cost basis of all investments in our portfolio.  At September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022 or 2.8% of the cost basis of all investments in our portfolio.  Success fees are recorded upon receipt and are contractually due upon a change of control in a portfolio company.

Paid in Kind Interest

Two loans in our portfolio contain PIK provisions. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash.   For the three and six months ended March 31, 2010 we recorded PIK income of $49 and $100, respectively.  For the three and six months ended March 31, 2009, we recorded PIK income of $13 and $31, respectively.

Services Provided to Portfolio Companies

As a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services through our Adviser, who provides these services on our behalf through its officers who are also our officers.  Currently, neither we nor our Adviser charges a fee for managerial assistance; however, if our Adviser does receive fees for such managerial assistance, our Adviser will credit the managerial assistance fees to the base management fee due from us to our Adviser.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  As of March 31, 2010, our portfolio consisted of the following:

85%	variable rates with a floor
2%	variable rates with a floor and ceiling
9%	variable rates without a floor or ceiling
4%	fixed rate
100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2010 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as filed with the SEC on November 23, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Related to Our External Management

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser; Gladstone Investment Corporation, or Gladstone Investment, a publicly-traded business development company; and Gladstone Commercial Corporation, or Gladstone Commercial, a publicly-traded real estate investment trust.  Mr. Gladstone is also the sole stockholder of Gladstone Land Corporation, or Gladstone Land, a privately held agricultural real estate company managed by the Adviser. In addition, Mr. Brubaker, our vice chairman, chief operating officer and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Investment and Gladstone Commercial. Mr. Stelljes, our president and chief investment officer, is also the president and chief investment officer of our Adviser and Gladstone Commercial and vice chairman and chief investment officer of Gladstone Investment. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we target. For example, our Adviser recently filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of common stock of Gladstone Lending Corporation, a proposed fund that would primarily invest in first and second lien term loans.  While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of our Adviser and its affiliated companies or investment funds managed by investment managers affiliated with our Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of

March 31, 2010, our Board of Directors has approved the following types of co-investment transactions:

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

•                  Additionally, pursuant to an exemptive order granted by the Securities and Exchange Commission, our Adviser may sponsor a private investment fund to co-invest with us and Gladstone Investment in accordance with the terms and conditions of the order.

Certain of our officers, who are also officers of our Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

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

Risk related to our External Financing

In recent years, creditors have significantly curtailed their lending to business development companies, including us. Because of the limited amount of committed funding under our credit facility, we will have limited ability fund new investments if we are unable to expand the facility.

In recent years, creditors have significantly curtailed their lending to many business development companies, including us.  In March 2010 we entered into a fourth amended and restated credit agreement providing for a revolving line of credit, which we refer to as the Credit Facility. Committed funding under the Credit Facility is $127.0 million.  The Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable on March 15, 2013.  As of May 4, 2010, we had $28.4 million drawn and outstanding under the Credit Facility.

There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at the time of maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2010 Annual Meeting of Stockholders was held on February 18, 2010. The stockholders voted and approved the following matters:

•                  The election of three directors to hold office until the 2013 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
Paul Adelgren	13,213,201	499,067	240,316
David Gladstone	13,204,448	516,099	232,037
John H. Outland	13,242,744	475,684	234,156

The other incumbent directors whose terms of office continued after the meeting are listed below:

Director	End of term
Michela English	2011
Anthony W. Parker	2011
George Stelljes, III	2011
Terry Lee Brubaker	2012
Maurice W. Coulon	2012
David A. R. Dullum	2012
Gerard Mead	2012

•                  The authorization, for a period of one year, to issue and sell shares of our common stock at a price below our then current net asset value per share.

Number of Shares
Voted For	Voted Against	Abstained	Broker Non-Votes
11,443,907	2,208,563	300,114	5,414,736

•                  The ratification of the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2010.

Number of Shares
Voted For	Voted Against	Abstained
19,009,665	186,829	170,826

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ GRESFORD GRAY
Gresford Gray
Chief Financial Officer

Date: May 4, 2010

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

10.1

Fourth Amended and Restated Credit Agreement dated as of March 15, 2010 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed March 16, 2010.

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