Form 10-Q
period 2010-06-30
GLADSTONE CAPITAL CORP
filed 2010-08-09
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00237
GLADSTONE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 287-5800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 9, 2010 was 21,039,242.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	September 30,
	2010	2009
ASSETS
Non-Control/Non-Affiliate investments (Cost of $257,333 and $312,043, respectively)	$238,882	$286,997
Control investments (Cost of $52,533 and $52,350, respectively)	31,084	33,972

Total investments at fair value (Cost of $309,866 and $364,393, respectively)	269,966	320,969
Cash	6,468	5,276
Interest receivable — investments in debt securities	2,566	3,048
Interest receivable — employees (Refer to Note 4)	95	85
Due from Custodian	1,787	3,059
Due from Adviser (Refer to Note 4)	—	69
Deferred financing fees	1,489	1,230
Prepaid assets	588	341
Receivable from portfolio companies, less allowance for uncollectible receivables of $138 and $0 at June 30, 2010 and September 30, 2009, respectively	320	1,528
Other assets	307	305

TOTAL ASSETS	$283,586	$335,910

LIABILITIES
Accounts payable	$—	$67
Interest payable	385	378
Fee due to Administrator (Refer to Note 4)	186	216
Fees due to Adviser (Refer to Note 4)	2,331	834
Borrowings under line of credit at fair value (Cost of $28,900 and $83,000, respectively)	30,656	83,350
Accrued expenses and deferred liabilities	1,344	1,800
Funds held in escrow	255	189

TOTAL LIABILITIES	35,157	86,834

NET ASSETS	$248,429	$249,076

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,039,242 and 21,087,574 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	$21	$21
Capital in excess of par value	327,755	328,203
Notes receivable — employees (Refer to Note 4)	(8,503)	(9,019)
Net unrealized depreciation on investments	(39,899)	(43,425)
Net unrealized appreciation on borrowings under line of credit	(1,756)	(350)
Accumulated Net Realized Losses	(29,189)	(26,354)

TOTAL NET ASSETS	$248,429	$249,076

NET ASSETS PER SHARE	$11.81	$11.81

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
INVESTMENT INCOME
Interest income — Non-Control/Non-Affiliate investments	$7,342	$9,889	$24,772	$31,869
Interest income — Control investments	375	591	1,852	1,103
Interest income — Cash	—	—	1	11
Interest income — Notes receivable from employees (Refer to Note 4)	108	118	330	352
Prepayment fees and other income	144	—	632	—

Total investment income	7,969	10,598	27,587	33,335

EXPENSES
Loan servicing fee (Refer to Note 4)	819	1,410	2,600	4,559
Base management fee (Refer to Note 4)	658	457	2,118	1,374
Incentive fee (Refer to Note 4)	153	1,060	1,601	3,326
Administration fee (Refer to Note 4)	186	218	540	656
Interest expense	891	1,811	3,562	6,288
Amortization of deferred financing fees	240	808	1,182	2,253
Professional fees	501	266	1,632	784
Compensation expense (Refer to Note 4)	—	—	245	—
Other expenses	178	246	897	890

Expenses before credits from Adviser	3,626	6,276	14,377	20,130

Credits to fees from Adviser (Refer to Note 4)	(86)	(1,113)	(120)	(3,667)

Total expenses net of credits to fees	3,540	5,163	14,257	16,463

NET INVESTMENT INCOME	4,429	5,435	13,330	16,872

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized loss on investments	(2,865)	(10,594)	(2,893)	(14,325)
Realized loss on settlement of derivative	—	—	—	(304)
Unrealized appreciation on derivative	—	—	—	304
Net unrealized (depreciation) appreciation on investments	(1,556)	4,371	3,525	(2,158)
Net unrealized appreciation on borrowings under line of credit	(1,756)	—	(1,405)	—

Net loss on investments, derivative and borrowings under line of credit	(6,177)	(6,223)	(773)	(16,483)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,748)	$(788)	$12,557	$389

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.08)	$(0.04)	$0.60	$0.02

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,039,242	21,087,574	21,067,465	21,087,574
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
Operations:
Net investment income	$13,330	$16,872
Net realized loss on investments	(2,893)	(14,325)
Realized loss on settlement of derivative	—	(304)
Unrealized appreciation on derivative	—	304
Net unrealized appreciation (depreciation) on investments	3,525	(2,158)
Net unrealized appreciation on borrowings under line of credit	(1,405)	—

Net increase in net assets from operations	12,557	389

Capital transactions:
Shelf offering costs	(28)	(3)
Distributions to stockholders	(13,271)	(22,142)
Repayment of principal on employee notes	—	4
Conversion of former employee stock option loans from recourse to non-recourse	(420)	—
Reclassification of principal on employee note	515	—

Net decrease in net assets from capital transactions	(13,204)	(22,141)

Total decrease in net assets	(647)	(21,752)
Net assets at beginning of year	249,076	271,748

Net assets at end of period	$248,429	$249,996

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$12,557	$389
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(9,565)	(24,711)
Principal repayments on investments	56,900	43,419
Proceeds from sale of investments	3,119	41,962
Repayment of paid in kind interest	51	—
Increase in investment balance due to paid in kind interest	(64)	(48)
Net amortization of premiums and discounts	479	(205)
Loan impairment / contra-investment	715	—
Net realized loss on investments	2,893	14,325
Amortization of deferred financing fees	1,182	2,253
Realized loss on settlement of derivative	—	304
Unrealized appreciation on derivative	—	(304)
Change in net unrealized (depreciation) appreciation on investments	(3,525)	2,158
Change in net unrealized appreciation on borrowings under line of credit	1,405	—
Change in compensation expense from non-recourse notes	245	—
Decrease (increase) in interest receivable	472	(107)
Increase in funds due from custodian	1,272	2,913
(Increase) decrease in prepaid assets	(246)	90
Decrease in due from affiliate	69	—
Decrease in receivables from portfolio companies	1,208	—
Decrease (increase) in other assets	4	(501)
Decrease in accounts payable	(67)	(2)
Increase (decrease) in interest payable	7	(218)
Decrease in accrued expenses and deferred liabilities	(612)	(226)
Increase in fees due to affiliate (Refer to Note 4)	1,497	260
Decrease in administration fee due to Gladstone Administration (Refer to Note 4)	(30)	(29)
Increase (decrease) in funds held in escrow	66	(69)

Net cash provided by operating activities	70,032	81,653

CASH FLOWS FROM FINANCING ACTIVITIES:
Shelf offering costs	(28)	(3)
Borrowings from the line of credit	8,400	46,800
Repayments on the line of credit	(62,500)	(106,130)
Distributions paid	(13,271)	(22,142)
Receipt of principal on notes receivable — employees (Refer to Note 4)	—	4
Deferred financing fees	(1,441)	(2,109)

Net cash used in financing activities	(68,840)	(83,580)

NET INCREASE (DECREASE) IN CASH	1,192	(1,927)
CASH, BEGINNING OF PERIOD	5,276	6,493

CASH, END OF PERIOD	$6,468	$4,566

	Nine Months Ended June 30,
	2010	2009
NON-CASH FINANCING ACTIVITIES
Portfolio company payoff proceeds held in escrow (included in other assets and other liabilities)	$155	$—
Reclassification of principal on employee note (Refer to Note 4)	$515	$—
Conversion of former employee stock option loans from recourse to non-recourse (Refer to Note 6)	$420	$—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.5%, Due 12/2009) (5) (11)	$963	$807

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (5)	9,248	8,661
		Senior Term Debt (13.0%, Due 12/2010) (5)	130	127

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.6%, Due 1/2011) (13)	1,950	1,950
		Senior Term Debt (8.5%, Due 1/2012) (13)	2,466	2,466
		Senior Term Debt (10.5%, Due 1/2012) (3) (13)	3,688	3,691

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,435	6,729

Chinese Yellow Pages	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 9/2010) (5)	450	432
Company		Senior Term Debt (7.3%, Due 9/2010) (5)	379	363

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (5)	5,968	5,819

Doe & Ingalls	Distributor-specialty chemicals	Senior Term Debt (8.0%, Due 11/2010) (14)	1,700	1,700
Management LLC		Senior Term Debt (9.0%, Due 11/2010) (3) (14)	4,331	4,331

FedCap Partners, LLC	Private equity fund	Class A Membership Units (8)	400	400

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (7) (8)	37	468

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (5)	6,211	6,133
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (3) (5)	6,632	6,491

Global Materials	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (3) (5)	3,760	2,933
Technologies, Inc.

Heartland Communications	Service-radio station operator	Senior Term Debt (8.5%, Due 3/2013) (5)	4,296	2,497
Group		Common Stock Warrants (7) (8)	66	66

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (5)	4,912	4,790

International Junior Golf	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2011) (5)	300	298
Training Acquisition		Senior Term Debt (8.5%, Due 5/2012) (5)	1,722	1,697
Company		Senior Term Debt (10.5%, Due 5/2012) (3) (5)	2,500	2,450

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (non-accrual, Due 7/2010) (5) (10)	162	31
		Senior Term Debt (non-accrual, Due 7/2010) (5) (10)	1,921	375

Legend Communications of	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (5)	9,870	7,649
Wyoming LLC

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $1,350 available (5.0%, Due 12/2012) (5)	1,000	935
		Senior Term Debt (5) (5.0%, Due 12/2012) (5)	3,870	3,618
		Senior Term Debt (5.0%, Due 12/2012) (3) (5)	4,648	4,300
		Preferred Equity (7) (8)	—	—
		Common Stock (7) (8)	—	—

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (5)	6,344	5,757

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (5)	$130	$111

Pinnacle Treatment Centers,	Service-Addiction treatment centers	Line of Credit, $500 available (12.0%, Due 10/2010)	150	149
Inc.		Senior Term Debt (10.5%, Due 12/2011) (5)	2,150	2,139
		Senior Term Debt (10.5%, Due 12/2011) (3) (5)	7,500	7,387

Precision Acquisition Group	Manufacturing-consumable components for the	Equipment Note (13.0%, Due 10/2010) (5)	1,000	978
Holdings, Inc.	aluminum industry	Senior Term Debt (13.0%, Due 10/2010) (5)	4,125	4,032
		Senior Term Debt (13.0%, Due 10/2010) (3) (5)	4,053	3,962

PROFITSystems	Service-design and develop ERP software	Line of Credit, $350 available (4.6%, Due 7/2011)	—	—
Acquisition Co.		Senior Term Debt (8.5%, Due 7/2011) (5)	1,150	1,072
		Senior Term Debt (10.5%, Due 7/2011) (3) (5)	2,900	2,683

RCS Management Holding	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2011) (3) (5)	2,062	2,037
Co.		Senior Term Debt (11.5%, Due 1/2011) (4) (5)	3,060	3,022

Reliable Biopharmaceutical	Manufacturing-pharmaceutical and biochemical	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)	700	696
Holdings, Inc.	intermediates	Mortgage Note (9.5%, Due 10/2014) (5)	7,275	7,256
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,193	1,187
		Senior Term Debt (11.0%, Due 10/2012) (3) (5)	11,723	11,547
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,835
		Common Stock Warrants (7) (8)	209	—

Saunders & Associates	Manufacturing-equipment provider for frequency control
	devices	Senior Term Debt (9.8%, Due 5/2013) (5)	8,947	8,913

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (non-accrual, Due 10/2012) (5)	351	136
		Senior Term Debt (non-accrual, Due 10/2012) (5)	2,931	374

Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,396	5,945

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $2,000 available (10.5%, Due 2/2011) (5)	999	934
		Senior Term Debt (10.5%, Due 5/2012) (5)	16,948	15,846
		Senior Term Debt (13.3%, Due 5/2012) (3) (5)	10,700	9,844

Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011) (5)	1,000	960
		Senior Term Debt (8.5%, Due 1/2011) (5)	1,338	1,284
		Senior Term Debt (12.0%, Due 1/2011) (3) (5)	3,000	2,843

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	675	671
		Senior Term Debt (13.0%, Due 3/2011) (3) (5)	4,005	3,980

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.5%, Due 1/2011) (5) (15)	15,000	14,738
		Senior Subordinated Term Debt (10.8%, Due 1/2011) (5) (15)	10,000	9,725

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.4%, Due 5/2012) (5)	1,250	1,247
		Senior Term Debt (5.8%, Due 5/2013) (5)	1,686	1,652
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,875	9,554

Subtotal — Non-syndicated loans			247,840	230,703

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Syndicated Loans:

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (7.9%, Due 1/2012) (6)	$7,163	$6,284
Acquisition Company, Inc.

WP Evenflo Group	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (6)	1,886	1,660
Holdings Inc.		Senior Preferred Equity (7) (8)	333	235
		Junior Preferred Equity (7) (8)	111	—
		Common Stock (7) (8)	—	—

Subtotal — Syndicated loans			9,493	8,179

Total Non-Control/Non- Affiliate Investments			$257,333	$238,882

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $1,397 available (non-accrual, Due 10/2010) (7) (10) (12)	$1,071	$—
		Common Stock (7) (8)	423	—

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5)	17,140	13,369
		Common Stock Warrants (7) (8)	109	—

Defiance Integrated	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (3) (5)	8,324	8,325
Technologies, Inc.		Common Stock (7) (8)	1	—
		Guaranty ($250)

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (non-accrual, Due 10/2012) (5) (9) (10)	10,000	6,000
		Senior Subordinated Term Debt (non-accrual, Due 12/2010) (5) (9) (10)	2,000	1,200
		Senior Subordinated Term Debt (non-accrual, Due Upon Demand) (5)(9)(10)	1,644	986
		Common Stock (7) (8)	1	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,850 available (non-accrual, Due 12/2010) (7) (10)	1,698	1,033
		Senior Term Debt (non-accrual, Due 2/2012) (7) (10)	325	—
		Line of Credit, $3,000 available (non-accrual, Due 6/2011) (7) (10)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011) (7) (10)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (7) (10)	2,750	—
		Common Stock Warrants (7) (8)	—	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/ operator	Line of credit, $400 available (non-accrual, Due 12/2010) (7) (10)	269	171
		Line of credit, $450 available (non-accrual, Due 12/2010) (7) (10)	450	—
		Common Stock (7) (8)	2,470	—

Total Control Investments			$52,533	$31,084

Total Investments			$309,866	$269,966

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents interest rates in effect at June 30, 2010 and due date represents the contractual maturity date.

(3)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.

(4)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(6)	Security valued based on the indicative bid price on or near June 30, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(7)	Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(8)	Security is non-income producing.

(9)	Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues at a success fee rate. The success fee is to be paid upon certain conditions being met and is not recorded until paid. Please refer to Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition.” For the three and nine months ended June 30, 2010, the Company recorded $0 of interest income.

(10)	BERTL, KMBQ, Lindmark, LYP Holdings, SCI Cable and U.S. Healthcare are currently past due on interest payments and are on non-accrual.

(11)	Access TV’s loan matured in December 2009. The Company is actively working to recover amounts due under this loan, however, there is no assurance that there will be any recovery of amounts past due.

(12)	BERTL’s interest includes paid in kind interest. Please refer to Note 2, “Summary of Significant Accounting Policies.”

(13)	Anitox’s fair value was based on the expected full repayment subsequent to June 30, 2010. In addition, Anitox’s Last Out Tranche of senior term debt includes a success fee with a fair value of $3.

(14)	Doe & Ingalls’ fair value was based on the expected full repayment subsequent to June 30, 2010.

(15)	Subsequent to June 30, 2010, Westlake’s senior subordinated term loans were amended with revised interest rates of 12.3% and 13.5%, respectively, and the maturity date was extended to January 2014.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2009
(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.5%, Due 12/2009) (5) (9)	$963	$868

ACE Expediters, Inc	Service-over-the-ground logistics	Senior Term Debt (13.5%, Due 9/2014) (5) (13)	5,106	4,864
		Common Stock Warrants (8)	200	564

ActivStyle Acquisition Co.	Service-medical products distribution	Senior Term Debt (13.0%, Due 4/2014) (3) (5)	4,000	3,940

Allison Publications,	Service-publisher of consumer	Senior Term Debt (10.0%, Due 9/2012) (5)	9,709	8,746
LLC	oriented magazines	Senior Term Debt (13.0%, Due 12/2010) (5)	260	246

Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.5%, Due 1/2010) (5)	1,700	1,681
		Senior Term Debt (8.5%, Due 1/2012) (5)	2,877	2,823
		Senior Term Debt (10.5%, Due 1/2012) (3) (5)	3,688	3,582

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,300	5,840
		Senior Term Debt (12.0%, Due 7/2009) (3) (5) (12)	950	475

CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (non-accrual, Due 8/2008) (5) (10) (12)	631	126

Chinese Yellow Pages	Service-publisher of Chinese	Line of Credit, $700 available (7.3%, Due 9/2010) (5)	450	427
Company	language directories	Senior Term Debt (7.3%, Due 9/2010) (5)	518	488

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (5)	6,233	5,890

Doe & Ingalls	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010) (5)	2,300	2,266
Management LLC		Senior Term Debt (7.8%, Due 11/2010) (3) (5)	4,365	4,267

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (8)	37	1,223

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced	Line of Credit, $2,000 available (4.5%, Due 12/2010)	—	—
	concrete	Senior Term Debt (9.0%, Due 12/2012) (5)	6,599	6,450
		Senior Subordinated Term Debt (11.5%, Due 12/2012) (3) (5)	6,665	6,432

Global Materials	Manufacturing-steel wool	Senior Term Debt (13.0%, Due 6/2010) (3) (5)	4,410	3,528
Technologies, Inc.	products and metal fibers

Heartland Communications Group	Service-radio station operator	Senior Term Debt (10.0%, Due 5/2011) (5)	4,567	2,726

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (5)	4,950	4,715

International Junior Golf	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2010) (5)	700	690
Training Acquisition		Senior Term Debt (8.5%, Due 5/2012) (5)	2,120	2,036
Company		Senior Term Debt (10.5%, Due 5/2012) (3) (5)	2,500	2,366

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010) (5)	153	69
		Senior Term Debt (11.0%, Due 3/2010) (5)	1,785	801

Legend Communications	Service-operator of radio stations	Line of Credit, $500 available (12.0%, Due 6/2011) (5)	497	450
of Wyoming LLC		Senior Term Debt (12.0%, Due 6/2013) (5)	9,373	8,482

Newhall Holdings, Inc.	Service-distributor of personal	Line of Credit, $3,000 available (11.3%, Due 5/2010) (5)	1,000	945
	care products and supplements	Senior Term Debt (5) (11.3%, Due 5/2012) (5)	3,870	3,657
		Senior Term Debt (14.3%, Due 5/2012) (3) (5)	4,410	4,112

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2009
(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Northern Contours, Inc.	Manufacturing-veneer and
	laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010) (5)	$6,562	$5,414

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (4.5%, Due 12/2009)	—	—
		Senior Term Debt (10.5%, Due 12/2011) (5)	2,750	2,633
		Senior Term Debt (10.5%, Due 12/2011) (3) (5)	7,500	7,059

Precision Acquisition	Manufacturing-consumable	Equipment Note (8.5%, Due 10/2011) (5)	1,000	988
Group Holdings, Inc.	components for the aluminum industry	Senior Term Debt (8.5%, Due 10/2010) (5)	4,250	4,192
		Senior Term Debt (11.5%, Due 10/2010) (3) (5)	4,074	4,023

PROFITSystems	Service-design and develop	Line of Credit, $350 available (4.5%, Due 7/2010)	—	—
Acquisition Co.	ERP software	Senior Term Debt (8.5%, Due 7/2011) (5)	1,600	1,468
		Senior Term Debt (10.5%, Due 7/2011) (3) (5)	2,900	2,632

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011) (3) (5)	2,437	2,383
		Senior Term Debt (10.5%, Due 1/2011) (4) (5)	3,060	2,949

Reliable Biopharmaceutical	Manufacturing-pharmaceutical	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)	800	788
Holdings, Inc.	and biochemical intermediates	Mortgage Note (9.5%, Due 10/2014) (5)	7,335	7,261
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,530	1,507
		Senior Term Debt (11.0%, Due 10/2012) (3) (5)	11,813	11,518
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,640
		Common Stock Warrants (8)	209	282

Saunders & Associates	Manufacturing-equipment provider
	for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	10,780	10,618

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (9.3%, Due 10/2008) (5) (12)	2,881	576

Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,411	5,817

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Senior Term Debt (11.0%, Due 5/2012) (5)	16,948	15,973
		Senior Term Debt (13.5%, Due 5/2012) (3) (5)	10,700	9,978

Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011) (5)	1,000	933
		Senior Term Debt (8.5%, Due 1/2011) (5)	1,487	1,387
		Senior Term Debt (12.0%, Due 1/2011) (3) (5)	3,000	2,745

Tulsa Welding School	Service-private welding school	Line of credit, $750 available (9.5%, Due 9/2011)	—	—
		Senior Term Debt (9.5%, Due 9/2013) (5)	4,144	4,144
		Senior Term Debt (12.8%, Due 9/2013) (5)	7,960	7,950

VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, Due 8/2013) (5)	13,726	13,589

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	775	743
		Senior Term Debt (13.0%, Due 3/2011) (3) (5)	4,061	3,893

Visual Edge Technology, Inc.	Service-office equipment distribution	Line of credit, $3,000 available (10.8%, Due 9/2011) (5)	2,981	2,340
		Senior Subordinated Term Debt (15.5%, Due 8/2011) (5)	5,000	3,925

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011) (5)	15,000	14,269
		Senior Subordinated Term Debt (10.3%, Due 1/2011) (5)	10,000	9,400

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2013) (5)	1,147	1,136
		Senior Term Debt (5.7%, Due 5/2013) (5)	1,690	1,642
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,925	9,478

Subtotal — Non-syndicated loans			298,322	277,048

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2009
(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Syndicated Loans:

GTM Holdings, Inc.	Manufacturing-socks	Senior Subordinated Term Debt (11.8%, Due 4/2014) (6)	$500	$220

Kinetek Acquisition	Manufacturing-custom
Corp.	engineered motors & controls	Senior Term Debt (3.6%, Due 11/2013) (7)	1,438	925

Puerto Rico Cable	Service-telecommunications	Senior Subordinated Term Debt (7.8%, Due 1/2012) (6)	7,174	5,713
Acquisition Company, Inc.

Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Subordinated Term Debt (6.0%, Due 3/2014) (7)	2,264	1,856

WP Evenflo Group	Manufacturing-infant and juvenile	Senior Term Debt (8.0%, Due 2/2013) (6)	1,901	1,235
Holdings Inc.	products	Senior Preferred Equity (8)	333	—
		Junior Preferred Equity (8)	111	—
		Common Stock (8)	—	—

Subtotal — Syndicated loans			13,721	9,949

Total Non-Control/ Non-Affiliate Investments			$312,043	$286,997

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator	Line of Credit, $842 available (non-accrual, Due	$930	$—
	of digital imaging products	10/2009) (10)(13)(15) Common Stock (8) (15)	424	—

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013) (5) (14)	15,500	12,013
		Escrow Funding Note (12.0%, Due 1/2013) (5) (14)	640	496
		Common Stock Warrants (8) (15)	109	—

Defiance Integrated	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010) (3) (11)	6,005	6,005
Technologies, Inc.		Senior Term Debt (11.0%, Due 4/2010) (3) (11)	1,178	1,178
		Common Stock (8) (15)	1	816
		Guaranty ($250)

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.3%, Due 10/2012) (5) (16)	12,000	10,410
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (5) (16)	1,553	1,049
		Common Stock (8) (15)	1	—

LYP Holdings Corp.	Service-yellow pages publishing	Line of credit, $1,250 available (10.0%, Due 7/2010) (15)	1,168	1,168
		Senior Term Debt (12.5%, Due 2/2012) (15)	325	325
		Line of Credit, $3,000 available (non-accrual, Due 6/2010) (10) (15)	1,170	421
		Senior Term Debt (non-accrual, Due 6/2011) (10) (15)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3) (10) (15)	2,750	—
		Common Stock Warrants (8) (15)	—	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/ operator	Line of credit, $200 available (non-accrual, Due 3/2010) (10) (15)	169	91
		Line of credit, $450 available (non-accrual, Due 3/2010) (10) (15)	450	—
		Common Stock (8) (15)	2,470	—

Western Directories, Inc.	Service-directory publisher	Line of credit, $1,250 available (non-accrual, Due 12/2009) (10) (15)	1,234	—
		Preferred Stock (8) (15)	1,584	—
		Common Stock (8) (15)	1	—

Total Control Investments			$52,350	$33,972

Total Investments			$364,393	$320,969

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents interest rates in effect at September 30, 2009 and due date represents the contractual maturity date.

(3)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.

(4)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt, however, the debt is also junior to another Last Out Tranche.

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(6)	Security valued based on the indicative bid price on or near September 30, 2009, offered by the respective syndication agent’s trading desk or secondary desk.

(7)	Security valued based on the transaction sale price subsequent to September 30, 2009.

(8)	Security is non-income producing.

(9)	Access Television includes a success fee with a fair value of $1.

(10)	BERTL, CCS, U.S. Healthcare, Western Directories and a portion of LYP Holdings are currently past due on interest payments and are on non-accrual. BERTL’s loan matured in October 2009 and the Company is actively working to recover amounts due under this loan. However, there is no assurance that there will be any recovery of amounts past due.

(11)	Fair value of security estimated to be equal to cost due to recent recapitalization.

(12)	BAS Broadcasting’s loan matured in July 2009, CCS’ loan matured in August 2008 and SCI Cable’s loan matured in October 2008. The Company is actively working to recover amounts due under these loans, however, there is no assurance that there will be any recovery of amounts past due.

(13)	ACE Expediters’ interest and BERTL’s interest include paid in kind interest. Please refer to Note 2, “Summary of Significant Accounting Policies.”

(14)	Subsequent to September 30, 2009, Clinton’s senior subordinated term debt and escrow funding note were combined into one term note, with an interest rate of 12.0% and maturity date of January 2013. In addition, a term loan was entered into for $320, with an interest rate of 12.0% and a maturity date of January 2013.

(15)	Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(16)	Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues at a success fee rate. The success fee is to be paid upon certain conditions being met and is not recorded until paid. Please refer to Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition.” For the period from April 2009 through September 2009, the Company recorded $0 of interest income.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
Northern Virginia SBIC, LP (“Northern Virginia SBIC”) and Northern Virginia SBIC GP, LLC, the general partner of Northern Virginia SBIC, were established on December 4, 2008 as wholly-owned subsidiaries of the Company for the purpose of applying for and holding a license to enable the Company, through Northern Virginia SBIC, to make investments in accordance with the United States Small Business Administration guidelines for small business investment companies.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the reporting period are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2009.
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

Out-of-Period Adjustment
During the three and nine months ended June 30, 2010, the Company recorded adjustments to interest income, operating expenses and certain balance sheet accounts to reverse interest income and record additional expenses primarily related to professional fees that were not correctly recorded in prior periods. The net adjustments resulted in reductions of $43 and $620 in net investment income for the three and nine months ended June 30, 2010, respectively. These adjustments reduced net investment income per share by $0 and $0.03 for the three and nine months ended June 30, 2010, respectively. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor are they expected to be material to full year fiscal 2010 results.
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
Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price. In valuing these assets, the Company assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quote prices are reliable. If the Company concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.
In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the use of valuing investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of June 30, 2010, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value the Company’s remaining syndicated loans as of June 30, 2010.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly-traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors to determine the TEV of the issuer:
•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.
In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the Company has estimated the TEV of the issuer, the Company will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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
Refer to Note 3 for additional information regarding fair value measurements and the Company’s adoption of ASC 820.
Interest Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29,430, or 9.5% of the cost basis of all loans in the Company’s portfolio. As of September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022, or 2.8% of the cost basis of all loans in the Company’s portfolio. Success fees are recorded upon receipt and are contractually due upon a change of control in a portfolio company.
Paid in Kind Interest and Original Issue Discount
The Company has one loan in its portfolio which contains a paid in kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $0 and $100 for the three and nine months ended June 30, 2010, respectively, as compared to $15 and $48 for the three and nine months ended June 30, 2009, respectively.
The Company has two loans with original issue discount (“OID”). The Company recorded OID income of $8 and $10 for the three and nine months ended June 30, 2010, respectively, as compared to $31 and $206 for the three and nine months ended June 30, 2009, respectively.
Services Provided to Portfolio Companies
As of June 30, 2010 and September 30, 2009, the Company had gross receivables from portfolio companies of $458 and $1,528, respectively, of reimbursements for non-recurring costs incurred on behalf of the portfolio companies. The allowance for uncollectible receivables was $138 and $0 as of June 30, 2010 and September 30, 2009, respectively.
Recent Accounting Pronouncements
In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value.” The update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities. ASU No. 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability. ASU No. 2009-05 is effective for interim and annual periods beginning after August 28, 2009. The Company adopted ASU No. 2009-05 beginning with the quarter ended December 31, 2009. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.
In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required. New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company determined that the adoption of this standard did not have a material effect on its financial position and results of operations as of and for the nine months ended June 30, 2010.
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
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning with the quarter ended June 30, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.
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
NOTE 3. INVESTMENTS
The Company adopted ASC 820 on October 1, 2008. In part, ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
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
As of June 30, 2010, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of June 30, 2010 and September 30, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	As of June 30, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate Investments
Senior Term Debt	$—	$—	$173,510	$173,510
Senior Subordinated Term Debt	—	—	64,203	64,203
Preferred Equity Securities	—	—	235	235
Common Equity Securities	—	—	934	934

Total investments at fair value	$—	$—	$238,882	$238,882

Control Investments
Senior Term Debt	$—	$—	$9,528	$9,528
Senior Subordinated Term Debt	—	—	21,556	21,556

Total investments at fair value	$—	$—	$31,084	$31,084

Total investments at fair value	$—	$—	$269,966	$269,966

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate Investments
Senior Term Debt	$—	$—	$203,102	$203,102
Senior Subordinated Term Debt	—	—	81,826	81,826
Common Equity/Equivalents	—	—	2,069	2,069

Total investments at fair value	$—	$—	$286,997	$286,997

Control Investments
Senior Term Debt	$—	$—	$9,189	$9,189
Senior Subordinated Term Debt	—	—	23,967	23,967
Common Equity/Equivalents	—	—	816	816

Total investments at fair value	$—	$—	$33,972	$33,972

Total investments at fair value	$—	$—	$320,969	$320,969

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the three and nine months ended June 30, 2010 and 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended June 30, 2010:
Fair value at March 31, 2010	$256,227	$35,524	$291,751
Total gains or losses
Realized losses (a)	—	(2,865)	(2,865)
Reversal of prior period depreciation on realization (b)	—	2,865	2,865
Unrealized depreciation (b)	(48)	(4,373)	(4,421)
New investments, repayments and settlements (c)
Issuances/New investments	1,185	(67)	1,118
Settlements/Repayments	(18,482)	—	(18,482)
Transfers into/out of Level 3	—	—	—

Fair value as of June 30, 2010	$238,882	$31,084	$269,966

Nine months ended June 30, 2010:
Fair value at September 30, 2009	$286,997	$33,972	$320,969
Total gains or losses
Realized losses (a)	(28)	(2,865)	(2,893)
Reversal of prior period depreciation on realization (b)	3,437	2,865	6,302
Unrealized appreciation (depreciation) (b)	3,162	(5,939)	(2,777)
New investments, repayments and settlements, net (c)
Issuances/New investments	5,384	3,051	8,435
Settlements/Repayments	(56,951)	—	(56,951)
Sales	(3,119)	—	(3,119)
Transfers into/out of Level 3	—	—	—

Fair value as of June 30, 2010	$238,882	$31,084	$269,966

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Three months ended June 30, 2010:
Fair value at March 31, 2010	$188,348	$102,752	$—	$651	$291,751
Total gains or losses
Realized losses (a)	(1,280)	—	(1,584)	(1)	(2,865)
Reversal of prior period depreciation on realization (b)	1280	—	1,584	1	2,865
Unrealized (depreciation) appreciation (b)	(1,575)	(2,898)	235	(183)	(4,421)
New investments, repayments, and settlements, net (c)
Issuances/New investments	793	(141)	—	466	1,118
Settlements/Repayments	(4,528)	(13,954)	—	—	(18,482)
Sales	—	—	—	—	—
Transfers into/out of Level 3	—	—	—	—	—

Fair value as of June 30, 2010	$183,038	$85,759	$235	$934	$269,966

Nine months ended June 30, 2010:
Fair value at September 30, 2009	$212,290	$105,794	$—	$2,885	$320,969
Total gains or losses
Realized losses (a)	(2,105)	(570)	(1,584)	1,366	(2,893)
Reversal of prior period depreciation (appreciation) on realization (b)	3,344	1,620	1,584	(246)	6,302
Unrealized (depreciation) appreciation (b)	(364)	(678)	235	(1,970)	(2,777)
New investments, repayments and settlements, net (c)
Issuances/New investments	6,866	1,103	—	466	8,435
Settlements/Repayments	(36,068)	(19,316)	—	(1,567)	(56,951)
Sales	(925)	(2,194)	—	—	(3,119)
Transfers into/out of Level 3	—	—	—	—	—

Fair value as of June 30, 2010	$183,038	$85,759	$235	$934	$269,966

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Derivative	Total
Three months ended June 30, 2009:
Fair value at March 31, 2009	$369,595	$15,502	$—	$385,097
Realized losses (a)	(10,594)	—	—	(10,594)
Reversal of prior period depreciation on realization (b)	9,141	—	—	9,141
Unrealized depreciation (b)	(2,067)	(2,703)	—	(4,770)
New investments, repayments and settlements, net (c)	(48,574)	733	—	(47,841)
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2009	$317,501	$13,532	$—	$331,033

Nine months ended June 30, 2009:
Fair value at September 30, 2008	$407,153	$780	$—	$407,933
Realized losses (a)	(14,325)	—	(304)	(14,629)
Reversal of prior period depreciation on realization (b)	12,286	—	304	12,590
Unrealized (depreciation) appreciation (b)	(14,454)	10	—	(14,444)
New investments, repayments, and settlements, net (c)	(73,159)	12,742	—	(60,417)
Transfers in (out) of Level 3	—	—	—	—

Fair value as of June 30, 2009	$317,501	$13,532	$—	$331,033

(a)	Included in net realized loss on investments on the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2010 and 2009.

(b)	Included in unrealized appreciation (depreciation) on investments on the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2010 and 2009.

(c)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.
Non-Control/Non-Affiliate Investments
As of June 30, 2010 and September 30, 2009, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $238,882 and $286,997, at fair value, respectively.
Control Investments
As of June 30, 2010 and September 30, 2009, the Company held Control investments in the aggregate of approximately $31,084 and $33,972, at fair value, respectively. As of June 30, 2010, the Control investments were comprised of BERTL, Inc. (“BERTL”), Clinton Holdings, LLC (“Clinton”), Defiance Integrated Technologies, Inc. (“Defiance”), Lindmark Acquisition, LLC (“Lindmark”), LYP Holdings Corp. (“LYP Holdings”) and U.S. Healthcare Communications, Inc. (“U.S. Healthcare”).
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
Investment Concentrations
As of June 30, 2010, the Company had aggregate investments in 40 portfolio companies and approximately 67.8% of the aggregate fair value of such investments was senior term debt, approximately 31.8% was senior subordinated term debt, no investments were in junior subordinated debt and approximately 0.4% was in equity securities. The following table outlines the Company’s investments by type at June 30, 2010 and September 30, 2009:

	June 30, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$207,940	$183,038	$240,172	$212,290
Senior Subordinated Term Debt	97,766	85,759	118,743	105,794
Preferred Equity Securities	445	235	2,028	—
Common Equity Securities	3,715	934	3,450	2,885

Total Investments	$309,866	$269,966	$364,393	$320,969

Investments at fair value consisted of the following industry classifications as of June 30, 2010 and September 30, 2009:

	June 30, 2010			September 30, 2009
		Percentage			Percentage
		Total	Net		Total	Net
Industry Classification	Fair Value	Investments	Assets	Fair Value	Investments	Assets
Healthcare, Education & Childcare	$41,256	15.3%	16.6%	$58,054	18.1%	23.3%
Broadcast (TV & Radio)	39,189	14.5%	15.8%	43,403	13.5%	17.4%
Printing & Publishing	37,412	13.9%	15.1%	37,864	11.8%	15.2%
Electronics	25,121	9.3%	10.1%	27,899	8.7%	11.2%
Retail Stores	24,463	9.1%	9.8%	23,669	7.4%	9.5%
Mining, Steel, Iron & Non-Precious Metals	22,121	8.2%	8.9%	21,926	6.8%	8.8%
Chemicals, Plastics & Rubber	15,471	5.7%	6.2%	15,884	4.9%	6.4%
Buildings & Real Estate	12,624	4.7%	5.1%	12,882	4.0%	5.2%
Home & Office Furnishings	10,844	4.0%	4.4%	16,744	5.2%	6.7%
Machinery	8,971	3.3%	3.6%	9,202	2.9%	3.7%
Personal & Non-durable Consumer Products	8,853	3.3%	3.6%	8,714	2.7%	3.5%
Farming & Agriculture	8,576	3.2%	3.5%	9,309	2.9%	3.7%

Automobile	8,325	3.1%	3.4%	7,999	2.5%	3.2%
Leisure, Amusement, Movies & Entertainment	4,445	1.6%	1.8%	5,091	1.6%	2.0%
Diversified/Conglomerate Manufacturing	1,895	0.7%	0.8%	1,236	0.4%	0.5%
Aerospace & Defense	400	0.1%	0.2%	1,857	0.6%	0.7%
Diversified Natural Resources, Precious Metals & Minerals	—	—	—	13,589	4.2%	5.5%
Cargo Transport	—	—	—	5,427	1.7%	2.2%
Textiles & Leather	—	—	—	220	0.1%	0.1%

Total	$269,966	100.0%		$320,969	100.0%

The investments at fair value were included in the following geographic regions of the United States at June 30, 2010 and September 30, 2009:

	June 30, 2010			September 30, 2009
		Percentage			Percentage
		Total	Net		Total	Net
Geographic Region	Fair Value	Investments	Assets	Fair Value	Investments	Assets
Midwest	$146,363	54.2%	58.9%	$172,263	53.7%	69.2%
West	60,477	22.4%	24.3%	65,678	20.5%	26.4%
Southeast	28,022	10.4%	11.3%	34,708	10.8%	13.9%
Mid-Atlantic	14,934	5.6%	6.0%	28,437	8.8%	11.4%
Northeast	13,886	5.1%	5.6%	14,170	4.4%	5.7%
U.S. Territory	6,284	2.3%	2.5%	5,713	1.8%	2.3%

	$269,966	100.0%		$320,969	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending September 30:	2010	$6,394
For the fiscal year ending September 30:	2011	88,360
	2012	75,517
	2013	123,173
	2014	6,116
	2015	6,851

	Total Contractual Repayments	306,411
	Investments in equity securities	4,159
	Adjustments to cost basis on debt securities	(704)

	Total	$309,866

NOTE 4. RELATED PARTY TRANSACTIONS
Loans to Employees
The Company provided loans to employees of the Adviser, who at the time the loans were provided were joint employees of the Company and either the Adviser or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. No new loans were issued during the nine months ended June 30, 2010 or 2009. The Company received $0 and $4 of principal repayments during the nine months ended June 30, 2010 and 2009, respectively. The Company recognized interest income from all employee stock option loans of $108 and $330 for the three and nine months ended June 30, 2010, respectively, and $118 and $352 for the three and nine months ended June 30, 2009, respectively.
During the nine months ended June 30, 2010, $515 of an employee stock option loan to a former employee of the Adviser was transferred from notes receivable – employees to other assets in connection with the termination of her employment with the Adviser and the later amendment of the loan. The interest on the loan from the time the employee stopped working for the Adviser is included in other income on the accompanying condensed consolidated statement of operations.
Compensation Expense
During the nine months ended June 30, 2010, the employee stock option loans of two former employees were converted from recourse to non-recourse loans. In connection with these conversions, the Company repurchased and retired the shares of common stock pledged as collateral for the loans, which shares had previously been acquired upon the exercise of the stock options in consideration for the issuance of the loans. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, based on the trading price of the Company’s common stock on the date of the transactions, totaling $420. Since the value of the stock option loans totaled $665, the Company recorded non-cash compensation expense of $245.
Investment Advisory and Management Agreement
The Company is externally managed by the Adviser under a contractual investment advisory agreement. On October 1, 2006, the Company entered into the investment advisory agreement (the “Advisory Agreement”). Under the Advisory Agreement, the Company pays the Adviser an annual base management fee of 2.0% of its average gross assets, which is defined as total assets less uninvested cash and cash equivalents resulting from borrowings calculated as of the end of the two most recently completed fiscal quarters. The Advisory Agreement also includes a two-part incentive fee.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Average total assets subject to base management fee (1)	$295,400	$373,400	$314,533	$395,533
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Unadjusted base management fee	1,477	1,867	4,718	5,933
Reduction for loan servicing fees (2)	(819)	(1,410)	(2,600)	(4,559)

Base management fee (2)	658	457	2,118	1,374
Credit for fees received by Adviser from the portfolio companies	—	(2)	—	(87)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (3)	(6)	(51)	(19)	(254)

Net base management fee	$652	$404	$2,099	$1,033

Incentive fee	$153	$1,060	$1,601	$3,326
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(80)	(1,060)	(101)	(3,326)

Net incentive fee	$73	$—	$1,500	$—

Credit for fees received by Adviser from the portfolio companies	$—	$(2)	$—	$(87)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(6)	(51)	(19)	(254)
Incentive fee credit	(80)	(1,060)	(101)	(3,326)

Credit to base management and incentive fees from Adviser	$(86)	$(1,113)	$(120)	$(3,667)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the condensed consolidated statement of operations located elsewhere in this report.

(3)	The board of our Adviser voluntarily, irrevocably and unconditionally waived, for the three and nine months ended June 30, 2010 and 2009, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations. Fees waived cannot be recouped by the Adviser in the future.
Loan Servicing and Portfolio Company Fees
The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee based on the monthly aggregate outstanding balance of the loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser have been and continue to be treated as reductions directly against the 2.0% base management fee under the Advisory Agreement. For the three and nine months ended June 30, 2010 and 2009, these loan servicing fees totaled $819 and $2,600, and $1,410 and $4,559, respectively, all of which were deducted against the 2.0% base management fee to derive the base management fee, which is presented as the line item Base management fee in the accompanying condensed consolidated statements of operations.
Administration Agreement
On October 1, 2006, the Company entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. For the three and nine months ended June 30, 2010 and 2009, the Company recorded administration fees of $186 and $540, and $218 and $656, respectively.
Related Party Fees Due
Amounts due to related parties in the accompanying condensed consolidated statements of assets and liabilities were as follows:

	As of June 30,	As of September 30,
	2010	2009
Unpaid base management fee to Adviser	$652	$617
Unpaid incentive fee to Adviser	1,499	—
Unpaid loan servicing fees to Adviser	180	217

Total Fees due to Adviser	$2,331	$834

Unpaid administration fee due to Administrator	186	216

Total related party fees due	$2,517	$1,050

As of June 30, 2010 and September 30, 2009, Due from Adviser totaled $0 and $69, respectively, which included reimbursements for non-recurring costs incurred on behalf of the portfolio companies.
NOTE 5. LINE OF CREDIT
On March 15, 2010, the Company, through Business Loan, entered into a fourth amended and restated credit agreement which currently provides for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”). Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202,000 through the addition of other committed lenders to the facility. Advances under the Credit Facility will generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of June 30, 2010, there was a cost basis of approximately $28,900 of borrowings outstanding under the Credit Facility at an average interest rate of 6.5%. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, the Company will be required to use all principal collections from its loans to pay outstanding principal on the Credit Facility.
In addition to the annual interest rate on borrowings outstanding, under the Credit Facility the Company will be obligated to pay an annual minimum earnings shortfall fee to the committed lenders on March 15, 2011. The minimum earnings shortfall fee will be calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of June 30, 2010, the Company had accrued approximately $243 in minimum earnings shortfall fees.
The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of June 30, 2010, Business Loan had 22 obligors and the Company was in compliance with all of the facility covenants.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with its application of ASC 820 to its investments. The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The following table presents the Credit Facility carried at fair value as of June 30, 2010 and September 30, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	As of June 30, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$30,656	$30,656

Total	$—	$—	$30,656	$30,656

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$83,350	$83,350

Total	$—	$—	$83,350	$83,350

The following table provides a roll-forward in the changes in fair value during the three and nine months ended June 30, 2010 and 2009, for the Credit Facility for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
Fair value measurements using unobservable data inputs (Level 3)

Borrowings
under line of
credit
Three months ended June 30, 2010:
Fair value at March 31, 2010	$53,000
Unrealized depreciation (a)	1,756
Borrowings	2,900
Repayments	(27,000)
Transfers into/out of Level 3	—

Fair value as of June 30, 2010	$30,656

Nine months ended June 30, 2010:
Fair value at September 30, 2009	$83,350
Unrealized depreciation (a)	1,406
Borrowings	8,400
Repayments	(62,500)
Transfers into/out of Level 3	—

Fair value as of June 30, 2010	$30,656

Borrowings
under line of
credit
Three months ended June 30, 2009:
Fair value at March 31, 2009 (b)	$153,370
Unrealized depreciation	—
Borrowings	7,500
Repayments	(69,170)
Transfers into/out of Level 3	—

Fair value as of June 30, 2009	$91,700

Nine months ended June 30, 2009:
Fair value at September 30, 2008 (b)	$151,030
Unrealized depreciation	—
Borrowings	46,800
Repayments	(106,130)
Transfers into/out of Level 3	—

Fair value as of June 30, 2009	$91,700

(a)	Included in unrealized depreciation on borrowings under line of credit on the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2010.

(b)	ASC 825 was not adopted until the quarter ended June 30, 2009; therefore, the Credit Facility is shown at its principal balance outstanding at September 30, 2008 and March 31, 2009 in the table above.
The fair value of the collateral under the Credit Facility was approximately $196,271 and $228,187 at June 30, 2010 and September 30, 2009, respectively.
NOTE 6. COMMON STOCK TRANSACTIONS
On October 20, 2009, the Company filed a registration statement on Form N-2 (File No. 333-162592) that was declared effective by the SEC on January 28, 2010 and such registration statement will permit the Company to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.
On May 17, 2010, the Company and the Adviser entered into an Equity Distribution Agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which the Company may, from time to time, issue and sell through the Agent, as sales agent, up to 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, based upon instructions from the Company (including, at a minimum, the number of shares to be offered, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the NASDAQ Global Select Market in accordance with Rule 153 under the Securities Act of 1933, as amended, or such other sales of the Shares as shall be agreed by the Company and the Agent. The compensation payable to the Agent for sales of

Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares for amounts of Shares sold pursuant to the Agreement. To date, the Company has not issued any shares pursuant to this Agreement.
Transactions in common stock were as follows:

	Shares	Total Value
Balance at September 30, 2009	21,087,574	$328,224
Conversion of recourse to non-recourse loans (1)	—	(420)
Retirement of employee loan shares (2)	(48,332)	—
Shelf offering costs		(28)

Balance at June 30, 2010	21,039,242	$327,776

(1)	During the nine months ended June 30, 2010, the employee stock option loans of two former employees of the Adviser were converted from recourse to non-recourse loans. The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees of the Adviser upon exercise of the stock options in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, which totaled $420.

(2)	During the nine months ended June 30, 2010, subsequent to the conversion of the stock option loans of two former employees of the Adviser from recourse to non-recourse, the loans came due when the underlying market value for the collateral reached the outstanding loan amount. As such, and consistent with the loan agreements, the shares pledged as collateral were retired in March 2010. Since these shares were already accounted for during the conversion to non-recourse above, these became non-cash events that did not require journal entries to the financial statements. However, they resulted in a reduction of the number of shares of common stock outstanding.
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of		Interest
Issue	Options	Options	Promissory Note	Employee Loans	Maturity	Rate
Date	Exercised	Exercised	Issued to Employees	at 6/30/10	Date	on Note
Aug-01	93,334	$15.00	$1,400	$1,400	Aug-10	4.90%
Aug-01	18,334	15.00	275	255	Aug-10	4.90%
Sep-04	13,332	15.00	200	198	Sep-13	5.00%
Aug-01	393,334	15.00	5,900	5,900	Aug-10	4.90%
Aug-01	18,334	15.00	275	275	Aug-11	4.90%
Jul-06	13,332	15.00	200	200	Jul-15	8.26%
Jul-06	18,334	15.00	275	275	Jul-15	8.26%

	568,334		$8,525	$8,503

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of the accompanying condensed consolidated statements of assets and liabilities. As of June 30, 2010, the Company determined that these notes were still recourse.
NOTE 7. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per common share for the three and nine months ended June 30, 2010 and 2009:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(1,748)	$(788)	$12,557	$389

Denominator for basic and diluted shares	21,039,242	21,087,574	21,067,465	21,087,574

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.08)	$(0.04)	$0.60	$0.02

NOTE 8. DISTRIBUTIONS
The following table lists the per share distributions paid to stockholders for the nine months ended June 30, 2010 and 2009:

			Distribution
Fiscal Year	Record Date	Payment Date	per Share
2010	October 22, 2009	October 30, 2009	$0.07
	November 19, 2009	November 30, 2009	$0.07
	December 22, 2009	December 31, 2009	$0.07
	January 21, 2010	January 29, 2010	$0.07
	February 18, 2010	February 26, 2010	$0.07
	March 23, 2010	March 31, 2010	$0.07
	April 22, 2010	April 30, 2010	$0.07
	May 20, 2010	May 28, 2010	$0.07
	June 22, 2010	June 30, 2010	$0.07

		Total	$0.63

2009	October 23, 2008	October 31, 2008	$0.14
	November 19, 2008	November 28, 2008	$0.14
	December 22, 2008	December 31, 2008	$0.14
	January 22, 2009	January 31, 2009	$0.14
	February 19, 2009	February 27, 2009	$0.14
	March 23, 2009	March 30, 2009	$0.14
	April 27, 2009	May 8, 2009	$0.07
	May 29, 2009	June 11, 2009	$0.07
	June 22, 2009	June 30, 2009	$0.07

		Total	$1.05

Aggregate distributions declared and paid to stockholders for the nine months ended June 30, 2010 and 2009 were approximately $13,271 and $22,142, respectively. All distributions were declared based on estimates of net investment income for the respective fiscal years, and some of the distributions include a return of capital.
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
As of June 30, 2010, the Company was not party to any signed term sheets for potential investments.
In July 2009, the Company executed a guaranty of a line of credit agreement between Comerica Bank and Defiance , one of its Control investments. If Defiance has a payment default, the guaranty is callable once the bank has reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The guaranty is limited to $250 plus interest on that amount accrued from the date demand payment is made under the guaranty, and all costs incurred by the bank in its collection efforts. As of June 30, 2010, the Company had not been required to make any payments on the guaranty of the line of credit agreement and the Company considers the credit risk to be remote. The Company reports off-balance sheet guarantees on its condensed consolidated schedule of investments, as required by the 1940 Act.

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Per Share Data (1)
Net asset value at beginning of period	$12.10	$12.10	$11.81	$12.89

Income from investment operations:
Net investment income (2)	0.21	0.26	0.63	0.80
Net realized loss on investments (2)	(0.14)	(0.50)	(0.14)	(0.68)
Realized loss on settlement of derivative (2)	—	—	—	(0.01)
Unrealized appreciation on derivative (2)	—	—	—	0.01
Net unrealized (depreciation) appreciation on investments (2)	(0.07)	0.21	0.17	(0.10)
Net unrealized depreciation on borrowings under line of credit (2)	(0.08)	—	(0.07)	—

Total from investment operations	(0.08)	(0.03)	0.59	0.02

Distributions to stockholders (3)	(0.21)	(0.21)	(0.63)	(1.05)
Conversion of former employee stock option loans from recourse to non-recourse	—	—	(0.02)	—
Reclassification of principal on employee note	—	—	0.02	—
Anti-dilutive effect from retirement of employee loan shares	—	—	0.04	—

Net asset value at end of period	$11.81	$11.86	$11.81	$11.86

Per share market value at beginning of period	$11.80	$6.26	$8.93	$15.24
Per share market value at end of period	10.81	$7.53	10.81	$7.53
Total return (4)(5)	(6.74)%	23.88%	29.42%	(43.15)%
Shares outstanding at end of period	21,039,242	21,087,574	21,039,242	21,087,574
Statement of Assets and Liabilities Data:
Net assets at end of period	$248,429	$249,996	$248,429	$249,996
Average net assets (6)	$251,463	$253,130	$250,483	$254,886
Senior Securities Data:
Borrowings under line of credit	$30,656	$91,700	$30,656	$91,700
Asset coverage ratio (7)(8)	893%	371%	893%	371%
Asset coverage per unit (8)	$8,931	$3,713	$8,931	$3,713
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized (9)	5.77%	9.92%	7.65%	10.53%
Ratio of net expenses to average net assets-annualized (10)	5.63%	8.16%	7.59%	8.61%
Ratio of net investment income to average net assets-annualized	7.04%	8.59%	7.10%	8.83%

(1)	Based on actual shares outstanding at the end of the corresponding period.

(2)	Based on weighted average basic per share data.

(3)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of the Company’s dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of the Company’s distributions please refer to Note 8.

(5)	Amounts were not annualized.

(6)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(7)	As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(8)	Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guarantees). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(9)	Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees and including income tax expense.

(10)	Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees and including income tax expense.

NOTE 11. SUBSEQUENT EVENTS
Distributions
In April 2010, the Company’s Board of Directors declared the following monthly cash distributions to stockholders:

		Distribution per
Record Date	Payment Date	Share
July 22, 2010	July 30, 2010	$0.07
August 23, 2010	August 31, 2010	$0.07
September 22, 2010	September 30, 2010	$0.07
Investment Activity
Subsequent to June 30, 2010, the Company extended approximately $2,373 of revolver draws and additional investments to existing portfolio companies. The Company also received approximately $8,712 from scheduled and unscheduled loan repayments.
Employee loans
Subsequent to June 30, 2010, the Company received $1,181 payment from an employee on his stock option loan.
Renewal of Advisory Agreement
On July 7, 2010, the Company’s Board of Directors approved the renewal of the Advisory Agreement with the Adviser and its Administration Agreement with the Administrator through August 31, 2011.

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
OVERVIEW
General
We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, we may acquire from other funds existing loans that meet this profile. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
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
Business Environment
While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have decreased liquidity for us and increased our cost of debt and equity capital. The longer these economic conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made investments are still susceptible to the economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. We do not know when market conditions will begin to grow again or if adverse conditions will intensify and we do not know the full extent to which the continued recession will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital.
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
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. When our stock is trading below net asset value (“NAV”), as it has consistently traded since September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 18, 2010, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. On August 6, 2010, the closing market price of our common stock was $11.90, which price represented a 1% premium to our June 30, 2010 NAV per share.
The unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth requirements which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility. As of June 30, 2010, we were in compliance with all of the facility covenants.
We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access. However, we believe that our entry into a new $127,000 credit facility with a two-year term (discussed in detail further below in Financing Highlights) increases our ability to make new investments consistent with our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and are likely to produce attractive long-term returns for our stockholders.
Syndicated Loan Valuations
In monitoring the market activity during the quarter ended June 30, 2010, we noted markets conditions indicating continued liquidity and a better functioning secondary market for syndicated loans. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, and following our valuation procedures which specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available, third-party bid quotes were used to value the syndicated loans as of June 30, 2010. As we noted some illiquidity in the public market, we don’t believe that the third-party indicative bid quotes are representative of Level 2 inputs.
Investment Highlights
Purchases: During the nine months ended June 30, 2010, we extended $580 of investments to two new portfolio companies and $8,985 of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total investments of $9,565.
Repayments: During the nine months ended June 30, 2010, seven borrowers made unscheduled full payoffs of $44,596, one borrower made an unscheduled partial payoff of $950 and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule for an aggregate of $11,405, for total principal repayments of $56,951.
Sales: During the nine months ended June 30, 2010, we sold three syndicated loans (which resulted in our exit from three portfolio companies) for an aggregate of $3,119 in net proceeds. In addition, we wrote off our investment in Western Directories, which had a cost basis of $2,865.
Since our initial public offering in August 2001, we have made 266 different loans to, or investments in, 128 companies for a total of approximately $961,209, before giving effect to principal repayments on investments and divestitures.

Financing Highlights
On March 15, 2010, through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), we entered into a fourth amended and restated credit agreement, which provides for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”). Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202 million through the addition of other committed lenders to the facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable one year thereafter on March 15, 2013. Advances under the Credit Facility will generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts.
In addition to the annual interest rate on borrowings outstanding , under the fourth amended and restated credit agreement, we will be obligated to pay an annual minimum earnings shortfall fee to the committed lenders on March 15, 2011. The minimum earnings shortfall fee will be calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of June 30, 2010, we had accrued approximately $243 in minimum earnings shortfall fees.
During the nine months ended June 30, 2010, we elected to apply ASC 825, “Financial Instruments,” specifically to our Credit Facility, which requires us to apply a fair value methodology to the Credit Facility as of June 30, 2010. The Credit Facility was fair valued at $30,656 as of June 30, 2010.
Registration Statement
On October 20, 2009, we filed a registration statement on Form N-2 (File No. 333-162592) that was declared effective by the Securities and Exchange Commission (“SEC”) on January 28, 2010 and such registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300,000 in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.
On May 17, 2010, we and the Adviser entered into an Equity Distribution Agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which we may, from time to time, issue and sell through the Agent, as sales agent, up to 2,000,000 shares (the “Shares”) of our common stock, par value $0.001 per share. To date, we have not issued any shares pursuant to this Agreement.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009
A comparison of our operating results for the three months ended June 30, 2010 and June 30, 2009 is shown below:

	For the three months ended June 30,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income — Non-Control/Non-Affiliate investments	$7,342	$9,889	$(2,547)	(25.8)%
Interest income — Control investments	375	591	(216)	(36.5)%
Interest income — notes receivable from employees	108	118	(10)	(8.5)%
Prepayment fees and other income	144	—	144	—

Total investment income	7,969	10,598	(2,629)	(24.8)%

EXPENSES
Loan servicing fee	819	1,410	(591)	(41.9)%
Base management fee	658	457	201	44.0%
Incentive fee	153	1,060	(907)	(85.6)%
Administration fee	186	218	(32)	(14.7)%
Interest expense	891	1,811	(920)	(50.8)%
Amortization of deferred financing fees	240	808	(568)	(70.3)%
Professional fees	501	266	235	88.3%
Other expenses	178	246	(68)	(27.6)%

Expenses before credit from Adviser	3,626	6,276	(2,650)	(42.2)%
Credit to base management and incentive fees from Adviser	(86)	(1,113)	1,027	(92.3)%

Total expenses net of credit to base management and incentive fees	3,540	5,163	(1,623)	(31.4)%

NET INVESTMENT INCOME	4,429	5,435	(1,006)	(18.5)%

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS,
DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT:
Net realized loss on investments	(2,865)	(10,594)	7,729	(73.0)%
Net unrealized (depreciation) appreciation on investments	(1,556)	4,371	(5,927)	(135.6)%
Net unrealized appreciation on borrowings under line of credit	(1,756)	—	(1,756)	—

Net loss on investments, derivative and borrowings under line of credit	(6,177)	(6,223)	46	(0.7)%

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,748)	$(788)	$(960)	121.8%

Investment Income
Investment income for the three months ended June 30, 2010 was $7,969, as compared to $10,598 for the three months ended June 30, 2009. Interest income from our aggregate investment portfolio decreased for the three months ended June 30, 2010, as compared to the prior year period. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting from the exit of loans subsequent to June 30, 2009, as well as a decrease in the weighted average yield on our portfolio. The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, was 9.8% for the three months ended June 30, 2010 as compared to 10.4% for the prior year period. During the three months ended June 30, 2010, six investments were on non-accrual, for an aggregate of approximately $29,430 at cost, or 9.5% of the aggregate cost of our investment portfolio, and during the prior year period, three investments were on non-accrual, for an aggregate of approximately $10,659 at cost, or 2.8% of the aggregate cost of our investment portfolio. The increase in investments on non-accrual included Lindmark. Although we did not historically report Lindmark as non-accrual, we have not recognized interest income on this investment since April 2009.
Interest income from Non-Control/Non-Affiliate investments decreased for the three months ended June 30, 2010, as compared to the prior year period. The decrease was primarily attributable to an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at June 30, 2010 compared to the prior year period. The decrease was also attributable to the conversion of two Non-

Control/Non-Affiliate investments held during the prior year period (Clinton and Defiance) to Control investments. The success fees earned during the three months ended June 30, 2010 and 2009 included in interest income were $350 and $123, respectively. Success fees earned during the three months ended June 30, 2010 resulted from a prepayment by Northern Contours, whereas the success fees earned during the prior year period resulted from a refinancing by ActivStyle.
Interest income from Control investments decreased for the three months ended June 30, 2010, as compared to the prior year period due primarily to the reversal of previously recorded interest income of approximately $377 during the three months ended June 30, 2010 due to a change in management estimate. This was partially offset by the income of two Control investments held during the quarter ended June 30, 2010 (Clinton and Defiance), which were converted from Non-Control/Non-Affiliate investments subsequent to June 30, 2009.
The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Three months ended June 30, 2010			Three months ended June 30, 2009
	Interest	% of		Interest	% of
Company	Income	Total	Company	Income	Total
Sunshine Media	$829	10.7%	Sunshine Media	$839	8.0%
Reliable Biopharma	733	9.5%	Reliable Biopharma	768	7.3%
Northern Contours	590	7.7%	Westlake Hardware	600	5.7%
Westlake Hardware	585	7.6%	Clinton	470	4.5%
Clinton	520	6.7%	VantaCore	418	4.0%

Subtotal	$3,257	42.2%	Subtotal	$3,095	29.5%
Other companies	4,460	57.8%	Other companies	7,385	70.5%

Total interest income	$7,717	100.0%	Total interest income	$10,480	100.0%

Interest income from loans to our employees, in connection with the exercise of employee stock options, decreased slightly for the three months ended June 30, 2010 as compared to the prior year period due to the reduction of employee loans during the prior year period.
Prepayment fees and other income increased for the three months ended June 30, 2010 as compared to the prior year period. The income for the three months ended June 30, 2010 consisted of prepayment penalty fees received upon unscheduled principal repayments as well as interest from stock option loans of former employees.
Operating Expenses
Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the three months ended June 30, 2010, as compared to the prior year period. This reduction was primarily due to a decrease in interest expense and the amortization of deferred financing fees incurred in connection with the Credit Facility, which were partially offset by an increase in professional fees.
Loan servicing fees decreased for the three months ended June 30, 2010 as compared to the prior year period. These fees are incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of our investment portfolio. The decrease was primarily due to the reduction in the size of our investment portfolio, in particular the loans in our borrowing base. Due to voluntary, irrevocable and unconditional waivers applied during these periods, senior syndicated loans incurred a 0.5% annual fee, whereas proprietary loans incurred a 1.5% annual fee. All of these fees were offset against the amount of the base management fee due to our Adviser.
Base management fee (which is net of loan servicing fees) increased for the three months ended June 30, 2010 as compared to the prior year period. However, the gross management fee (consisting of the loan servicing fees plus the base management fee) decreased from the prior year period as shown below:

	Three months ended
	June 30, 2010	June 30, 2009
Loan servicing fee	$819	$1,410
Base management fee	658	457

Gross management fee	$1,477	$1,867

Gross management fee decreased due to fewer total assets held during the three months ended June 30, 2010. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009, and is summarized in the table below:

	Three months ended
	June 30, 2010	June 30, 2009
Base management fee (1)	$658	$457
Credit for fees received by Adviser from the portfolio companies	—	(2)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(6)	(51)

Net base management fee	$652	$404

(1)	Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)	The board of our Adviser voluntarily and irrevocably waived, for the three months ended June 30, 2010 and 2009, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations. Fees waived cannot be recouped by the Adviser in the future.
Incentive fee decreased for the three months ended June 30, 2010 as compared to the prior year period. The board of directors of our Adviser voluntarily, irrevocably and unconditionally waived the entire incentive fee for the three months ended June 30, 2010. The incentive fee and associated credits are summarized in the table below:

	Three months ended
	June 30, 2010	June 30, 2009
Incentive fee	$153	$1,060
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(80)	(1,060)

Net incentive fee	$73	$—

Administration fee decreased for the three months ended June 30, 2010 as compared to the prior year period, due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements. The calculation of the administration fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009.
Interest expense decreased for the three months ended June 30, 2010 as compared to the prior year period due primarily to decreased borrowings under our line of credit during the three months ended June 30, 2010. The balance for the three months ended June 30, 2010 included $243 of the minimum earnings shortfall fee that was accrued as of June 30, 2010. The Credit Facility has a minimum earnings shortfall fee that must be paid in March 2011 if our average annual balance falls below a certain amount. Since the average balance as of June 30, 2010 was below the minimum threshold, we accrued the current portion of the minimum earnings shortfall fee.
Amortization of deferred financing fees decreased for the three months ended June 30, 2010 as compared to the prior year period due to significant one-time costs related to the termination of our prior credit facility and transition to our Credit Facility, resulting in increased amortization of deferred financing fees during the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2010.
Other operating expenses (including professional fees, stockholder related costs, director’s fees, insurance and other direct expenses) decreased for the three months ended June 30, 2010 as compared to the prior year period, due primarily to legal fees incurred in connection with troubled loans during the three months ended June 30, 2010 and the provision for uncollectible receivables from portfolio companies.
Net Realized Loss on Investments
Net realized loss on investments for the three months ended June 30, 2010 was $2,865, which was due to the write-off of Western Directories. Net realized loss on investments for the three months ended June 30, 2009 was $10,594, which resulted from the sale of 15 syndicated loans and one non-syndicated loan.
Net Unrealized (Depreciation) Appreciation on Investments
Net unrealized (depreciation) appreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. The net unrealized depreciation on investments for the three months ended June 30, 2010 consisted of the following:

• Control investments	$(4,373)
• Non-Control/Non-Affiliate investments	(48)
• Reversal of previously recorded unrealized depreciation upon realization of losses	2,865

Total	$(1,556)

Our investment portfolio depreciated during the three months ended June 30, 2010 and our entire portfolio was fair valued at 87% of cost as of June 30, 2010. The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.
Net Unrealized Appreciation on Borrowings under Line of Credit
Net unrealized appreciation on borrowings under line of credit is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires that we apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $30,656 as of June 30, 2010.
Net Decrease in Net Assets Resulting from Operations
For the three months ended June 30, 2010, we realized a net decrease in net assets resulting from operations of $1,748 as a result of the factors discussed above. For the three months ended June 30, 2009, we realized a net decrease in net assets resulting from operations of $788. Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the three months ended June 30, 2010 and June 30, 2009 were $0.08 and $0.04, respectively.

Comparison of the Nine Months Ended June 30, 2010 to the Nine Months Ended June 30, 2009
A comparison of our operating results for the nine months ended June 30, 2010 and June 30, 2009 is shown below:

	For the nine months ended June 30,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income — Non-Control/Non-Affiliate investments	$24,772	$31,869	$(7,097)	(22.3)%
Interest income — Control investments	1,852	1,103	749	67.9%
Interest income — cash	1	11	(10)	(90.9)%
Interest income — notes receivable from employees	330	352	(22)	(6.3)%
Prepayment fees and other income	632	—	632	—

Total investment income	27,587	33,335	(5,748)	(17.2%)

EXPENSES
Loan servicing fee	2,600	4,559	(1,959)	(43.0)%
Base management fee	2,118	1,374	744	54.1%
Incentive fee	1,601	3,326	(1,725)	(51.9)%
Administration fee	540	656	(116)	(17.7)%
Interest expense	3,562	6,288	(2,726)	(43.4)%
Amortization of deferred financing fees	1,182	2,253	(1,071)	(47.5)%
Professional fees	1,632	784	848	108.2%
Compensation expense	245	—	245	—
Other expenses	897	890	7	0.8%

Expenses before credit from Adviser	14,377	20,130	(5,753)	(28.6)%
Credit to base management and incentive fees from Adviser	(120)	(3,667)	3,547	(96.7)%

Total expenses net of credit to base management and incentive fees	14,257	16,463	(2,206)	(13.4)%

NET INVESTMENT INCOME	13,330	16,872	(3,542)	(21.0)%

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS,
DERIVATIVE AND BORROWINGS UNDER LINE OF CREDIT:
Net realized loss on investments	(2,893)	(14,325)	11,432	(79.8)%
Realized loss on settlement of derivative	—	(304)	304	(100.0)%
Net unrealized appreciation on derivative	—	304	(304)	(100.0)%
Net unrealized appreciation (depreciation) on investments	3,525	(2,158)	5,683	(263.3)%
Net unrealized depreciation on borrowings under line of credit	(1,405)	—	(1,405)	—

Net loss on investments, derivative and borrowings under line of credit	(773)	(16,483)	15,710	(95.3)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,557	$389	$12,168	3,128.0%

Investment Income
Investment income for the nine months ended June 30, 2010 was $27,587, as compared to $33,335 for the nine months ended June 30, 2009. Interest income from our aggregate investment portfolio decreased for the nine months ended June 30, 2010, as compared to the prior year period. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting from the exit of loans subsequent to June 30, 2009, partially offset by an increase in the weighted average yield on our portfolio. The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, was 10.5% for the nine months ended June 30, 2010 as compared to 10.0% for the prior year period. During the nine months ended June 30, 2010, six investments were on non-accrual, for an aggregate of approximately $29,430 at cost, or 9.5% of the aggregate cost of our investment portfolio, and during the prior year period, three investments were on non-accrual, for an aggregate of approximately $10,659 at cost, or 2.8% of the aggregate cost of our investment portfolio. The increase in investments on non-accrual included Lindmark. Although we did not historically report Lindmark as non-accrual, we have not recognized interest income on this investment since April 2009.

Interest income from Non-Control/Non-Affiliate investments decreased for the nine months ended June 30, 2010, as compared to the prior year period. The decrease was primarily attributable to an overall decrease in the aggregate Non-Control/Non-Affiliate investments held at June 30, 2010 compared to the prior year period. The decrease was also attributable to the conversion of two Non-Control/Non-Affiliate investments held during the prior year period (Clinton and Defiance) to Control investments. In addition, we reversed previously recorded interest of approximately $598 during the nine months ended June 30, 2010. The success fees earned during the nine months ended June 30, 2010 and June 30, 2009, included in interest income, were $1,737 and $21, respectively. Success fees earned during the nine months ended June 30, 2010 resulted from a prepayment by Northern Contours, payoffs by ActivStyle, Saunders and Visual Edge, an amendment to senior term debt issued to Doe & Ingalls and a refinancing by Tulsa Welding. Success fees earned during the nine months ended June 30, 2009 resulted from refinancings by ActivStyle and It’s Just Lunch.
Interest income from Control investments increased for the nine months ended June 30, 2010, as compared to the prior year period. The increase was attributable to two additional Control investments held during the nine months ended June 30, 2010 (Clinton and Defiance), which were converted from Non-Control/Non-Affiliate investments, as compared to the prior year period. This was offset by a reversal of previously recorded interest of approximately $452 during the nine months ended June 30, 2010 due to a change in management estimate.
The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Nine months ended June 30, 2010			Nine months ended June 30, 2009
	Interest	% of		Interest	% of
Company	Income	Total	Company	Income	Total
Sunshine Media	$2,367	8.9%	Sunshine Media	$2,506	7.6%
Reliable Biopharma	2,230	8.4%	Reliable Biopharma	2,298	7.0%
Westlake Hardware	2,166	8.1%	Westlake Hardware	1,810	5.4%
Clinton	1,556	5.8%	Clinton	1,411	4.3%
Visual Edge	1,246	4.7%	VantaCore	1,276	3.9%

Subtotal	9,565	35.9%	Subtotal	9,301	28.2%
Other companies	17,059	64.1%	Other companies	23,671	71.8%

Total interest income	$26,624	100.0%	Total interest income	32,972	100.0%

Interest income from invested cash for the nine months ended June 30, 2010 and 2009 was nominal. Interest income is based on the amount of cash held in interest bearing accounts and the interest earned on our custodial account prior to disbursement.
Interest income from loans to our employees, in connection with the exercise of employee stock options, decreased slightly for the nine months ended June 30, 2010 as compared to the prior year period due to the reduction of employee loans during the prior year period.
Prepayment fees and other income increased for the nine months ended June 30, 2010 as compared to the prior year period. The income for the nine months ended June 30, 2010 consisted of prepayment penalty fees received upon unscheduled principal repayments as well as interest from stock option loans of former employees.
Operating Expenses
Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the nine months ended June 30, 2010, as compared to the prior year period. This reduction was primarily due to a decrease in interest expense and the amortization of deferred financing fees incurred in connection with the Credit Facility, as well as a decrease in incentive fees, which were offset by a reduction in the Adviser’s voluntary credit to the incentive fee and an increase in professional fees and compensation expense.
Loan servicing fees decreased for the nine months ended June 30, 2010 as compared to the prior year period. These fees are incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size of our investment portfolio. The decrease was primarily due to the reduction in the size of our investment portfolio, in particular the loans in our borrowing base. Due to voluntary, irrevocable and unconditional waivers applied during these periods, senior syndicated loans incurred a 0.5% annual fee, whereas proprietary loans incurred a 1.5% annual fee. All of these fees were offset against the amount of the base management fee due to our Adviser.
Base management fee (which is net of loan servicing fees) increased for the nine months ended June 30, 2010 as compared to the prior year period. However, the gross management fee (consisting of the loan servicing fees plus the base management fee) decreased from the prior year period as shown below:

	Nine months ended
	June 30, 2010	June 30, 2009
Loan servicing fee	$2,600	$4,559
Base management fee	2,118	1,374

Gross management fee	$4,718	$5,933

Gross management fee decreased due to fewer total assets held during the nine months ended June 30, 2010. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009, and is summarized in the table below:

	Nine months ended
	June 30, 2010	June 30, 2009
Base management fee (1)	$2,118	$1,374
Credit for fees received by Adviser from the portfolio companies	—	(87)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum (2)	(19)	(254)

Net base management fee	$2,099	$1,033

(1)	Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)	The board of our Adviser voluntarily and irrevocably waived, for the nine months ended June 30, 2010 and 2009, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations. Fees waived cannot be recouped by the Adviser in the future.
Incentive fee decreased for the nine months ended June 30, 2010 as compared to the prior year period. The board of directors of our Adviser voluntarily, irrevocably and unconditionally waived a portion of the incentive fee for the nine months ended June 30, 2010 and the entire incentive fee for the nine months ended June 30, 2009. The incentive fee and associated credits are summarized in the table below:

	Nine months ended
	June 30, 2010	June 30, 2009
Incentive fee	$1,601	$3,326
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(101)	(3,326)

Net incentive fee	$1,500	$—

Administration fee decreased for the nine months ended June 30, 2010 as compared to the prior year period, due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements. The calculation of the administration fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on November 23, 2009.
Interest expense decreased for the nine months ended June 30, 2010 as compared to the prior year period due primarily to decreased borrowings under our line of credit during the nine months ended June 30, 2010. The balance for the nine months ended June 30, 2010 included $243 of the minimum earnings shortfall fee that was accrued as of June 30, 2010. The Credit Facility has a minimum earnings shortfall fee that must be paid in March 2011 if our average annual balance falls below a certain amount. Since the average balance as of June 30, 2010 was below the minimum threshold, we accrued the current portion of the minimum earnings shortfall fee.
Amortization of deferred financing fees decreased for the three months ended June 30, 2010 as compared to the prior year period due to significant one-time costs related to the termination of our prior credit facility and transition to our Credit Facility, resulting in increased amortization of deferred financing fees during the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2010.
Compensation expense increased for the nine months ended June 30, 2010 as compared to the prior year period due to the conversion of stock option loans of two former employees from recourse to non-recourse loans. The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees upon exercise of the stock option in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, totaling $420. Since the value of the stock option loans totaled $665, we recorded compensation expense of $245.

Other operating expenses (including professional fees, stockholder related costs, director’s fees, insurance and other direct expenses) increased for the nine months ended June 30, 2010 as compared to the prior year period, due primarily to legal fees incurred in connection with troubled loans during the nine months ended June 30, 2010 and the provision for uncollectible receivables from portfolio companies.
Net Realized Loss on Investments
Net realized loss on investments for the nine months ended June 30, 2010 was $2,893, which consisted of $4,259 of losses from the Gold Toe, Kinetek and Wesco syndicated loan sales, Western Directories write-off, and CCS payoff, offset by a $1,366 gain from ACE Expediters payoff. Net realized loss on investments for the nine months ended June 30, 2009 was $14,325, which consisted of $12,352 loss from the sale of 16 syndicated loans and a non-syndicated loan and $2,000 from writing off the remaining balance of the Greatwide senior subordinated term loan, partially offset by a $27 gain from the Country Road payoff.
Realized Loss on Settlement of Derivative
During the nine months ended June 30, 2009, we realized a loss of $304 due to the expiration of the interest rate cap in February 2009.
Net Unrealized Appreciation on Derivative
Net unrealized appreciation (depreciation) on derivative is the net change in the fair value of our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. For the nine months ended June 30, 2009, we recorded unrealized appreciation on derivative of $304, which resulted from the reversal of previously recorded unrealized depreciation when the loss was realized during the quarter ended June 30, 2009 (see discussion above).
Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. The net unrealized appreciation on investments for the nine months ended June 30, 2010 consisted of the following:

• Control investments	$(5,939)
• Non-Control/Non-Affiliate investments	3,162
• Reversal of previously recorded unrealized depreciation upon realization of losses	6,302

Total	$3,525

Although our investment portfolio appreciated during the nine months ended June 30, 2010, our entire portfolio was fair valued at 87% of cost as of June 30, 2010. The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.
Net Unrealized Appreciation on Borrowings under Line of Credit
Net unrealized appreciation on borrowings under line of credit is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires that we apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $30,656 as of June 30, 2010.
Net Increase in Net Assets Resulting from Operations
For the nine months ended June 30, 2010, we realized a net increase in net assets resulting from operations of $12,557 as a result of the factors discussed above. For the nine months ended June 30, 2009, we realized a net increase in net assets resulting from operations of $389. Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the nine months ended June 30, 2010 and June 30, 2009 were $0.60 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)
Operating Activities
Net cash provided by operating activities for the nine months ended June 30, 2010, consisting primarily of the items described in “—Results of Operations” and the investment activity described above, was $70,032 as compared to net cash provided by operating activities of $81,653 for the nine months ended June 30, 2009.
As of June 30, 2010, we had investments in debt and equity securities of, or loans to, 40 private companies with a cost basis totaling approximately $309,866. During the nine months ended June 30, 2010 and 2009, the following investment activity occurred:

Quarter	New	Principal	Proceeds from	Net Gain (Loss) on
Ended	Investments (1)	Repayments (2)	Sales/Exits (3)	Sale/Exit
June 30, 2010	$2,245	$18,482	$—	$(2,865)
March 31, 2010	5,153	23,065	337	892
December 31, 2009	2,167	15,404	2,782	(920)

	$9,565	$56,951	$3,119	$(2,893)

June 30, 2009	$7,582	$15,439	$39,750	$(10,594)
March 31, 2009	8,427	13,053	—	(2,000)
December 31, 2008	8,702	14,927	2,212	(1,731)

	$24,711	$43,419	$41,962	$(14,325)

(1) New Investments:

				Disbursements to
	New Investments			Existing Portfolio
Quarter Ended	Companies		Investments	Companies	Total Disbursements
June 30, 2010	1	(a)	$400	$1,845	$2,245
March 31, 2010	—		—	5,153	5,153
December 31, 2009	1	(b)	180	1,987	2,167

	2		$580	$8,985	$9,565

June 30, 2009	—		$—	$7,582	$7,582
March 31, 2009	—		—	8,427	8,427
December 31, 2008	—		—	8,702	8,702

	—		$—	$24,711	$24,711

(a)	FedCap Partners

(b)	Northstar Broadband
(2) Principal Repayments (including repayment of paid in kind interest previously applied to principal balance):

	Number of		Unscheduled	Scheduled
	Companies Fully		Principal	Principal	Total Principal	Net Gain on
Quarter Ended	Exited		Repayments (*)	Repayments	Repayments	Sale/Exit (#)
June 30, 2010	1	(a)	$13,590	$4,892	$18,482	$—
March 31, 2010	4	(b)	18,902	4,163	23,065	1,055
December 31, 2009	1	(c)	13,054	2,350	15,404	—

	6		$45,546	$11,405	$56,951	$1,055

June 30, 2009	1	(d)	$10,449	$4,990	$15,439	$—
March 31, 2009	—	(e)	7,813	5,240	13,053	—
December 31, 2008	2	(f)	6,966	7,961	14,927	—

	3		$25,228	$18,191	$43,419	$—

(*)	Includes principal repayments due to excess cash flows, covenant violations, exits, refinancings, etc.

(#)	Net gain on principal repayments of $1,055 plus the net loss on sales/exits of $1,083 (per footnote 3 below) equals net loss of $28, which is included on the condensed consolidated statement of operations for the nine months ended June 30, 2010.

(a)	Full payoff from VantaCore.

(b)	Full payoff from ACE Expediters (which resulted in a gain on the warrants), ActivStyle, CCS and Visual Edge.

(c)	Full payoff from Tulsa Welding and partial payoff from BAS Broadcasting senior term debt (last out tranche).

(d)	Full payoff from Multi-Ag media ($1,687), partial payoff from Saunders line of credit ($2,500) and refinancing from ActivStyle ($6,262).

(e)	Refinancing from ACE Expediters and Sunburst Media.

(f)	Full payoff from Community Media and Country Road.

(3) Proceeds from Sales/Exits:

	Number of			Position
	Companies Fully		Proceeds	(Principal)	Unamortized	Net Loss on Exit
Quarter Ended	Exited		Received	Exited	Loan Costs (*)	(#)
June 30, 2010	1	(a)	$—	$(2,865)	$—	$(2,865)
March 31, 2010	1	(b)	337	(500)	—	(163)
December 31, 2009	2	(c)	2,782	(3,685)	(17)	(920)

	4		$3,119	$(7,050)	$(17)	$(3,948)

June 30, 2009	8	(d)	$39,750	$(52,295)	$1,951	$(10,594)
March 31, 2009	1	(e)	—	(2,000)	—	(2,000)
December 31, 2008	—	(f)	2,212	(3,950)	7	(1,731)

	9		$41,962	$(58,245)	$1,958	$(14,325)

(*)	Includes balance of premiums, discounts and acquisition cost at time of exit.

(#)	Net gain on principal repayments of $1,055 (per footnote 2 above) plus the net loss on sales/exits of $3,948 equals net loss of $2,893, which is included on the condensed consolidated statement of operations for the nine months ended June 30, 2010.

(a)	Write-off of Western Directories line of credit, preferred stock and common stock.

(b)	Complete sale of Gold Toe senior subordinated syndicated loan.

(c)	Complete sale of Kinetek senior term syndicated loan and Wesco Holdings senior subordinated syndicated loan.

(d)	Full sale of 8 loans (7 syndicated and 1 non-syndicated) and partial sale of CHG, GTM and Wesco senior syndicated loans.

(e)	Write-off of Greatwide Logistics senior subordinated syndicated loan.

(f)	Partial sale of Greatwide Logistics senior term syndicated loan.
The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending September 30:	2010	$6,394
For the fiscal year ending September 30:	2011	88,360
	2012	75,517
	2013	123,173
	2014	6,116
	2015	6,851

	Total Contractual Repayments	306,411
	Investments in equity securities	4,159
	Adjustments to cost basis on debt securities	(704)

	Total	$309,866

Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2010 was $68,840 and mainly consisted of net payments on the Credit Facility of $54,100, distributions to stockholders of $13,271 and $1,441 in financing fees for the Credit Facility. On March 15, 2010, we entered into the Credit Facility. BB&T and ING also joined the Credit Facility as committed lenders. Net cash used in financing activities for the nine months ended June 30, 2009 was $83,580 and primarily consisted of net payments on our line of credit of $59,330 and distributions to stockholders of $22,142.
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
Section 19(a) Disclosure
Our Board of Directors estimates the source of the distributions at the time of its declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also send to our registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on accounting principles generally accepted in the United States (“GAAP”) that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until our books and records are finalized for the calendar year. Following the calendar year end, after we have determined definitive information, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to our stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
The following GAAP estimates were made by our Board of Directors during the quarter ended June 30, 2010:

Month Ended	Ordinary Income	Return of Capital *	Total Distribution
April 30, 2010	$0.119	$(0.049)	$0.070
May 31, 2010	0.086	(0.016)	0.070
June 30, 2010	0.028	0.042	0.070
Because our Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of our monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the quarter ended June 30, 2010, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital *	Total Distribution
April 30, 2010	$0.099	$(0.029)	$0.070
May 31, 2010	0.074	(0.004)	0.070
June 30, 2010	0.038	0.032	0.070
For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made by our Board of Directors pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital *	Total Distribution
July 31, 2010	$0.068	$0.002	$0.070
August 31, 2010	0.069	0.001	0.070
September 30, 2010	0.069	0.001	0.070

*	A positive number under Return of Capital indicates a return of capital was estimated whereas a negative number indicates that a surplus of income above the distribution was estimated.
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
On May 17, 2010, we and the Adviser entered into the Agreement with the Agent under which we may, from time to time, issue and sell through the Agent up to 2,000,000 Shares based upon instructions from us (including, at a minimum, the number of Shares to be offered, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the NASDAQ Global Select Market in accordance with Rule 153 under the Securities Act of 1933, as amended, or such other sales of the Shares as shall be agreed by us and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares for amounts of Shares sold pursuant to the Agreement. To date, we have not issued any shares pursuant to this Agreement.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV, as it has consistently traded for most of the last 18 months, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of June 30, 2010, our NAV per share was $11.81 and as of August 6, 2010 our closing market price was $11.90 per share. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a business development company under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 18, 2010, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale. This fiscal year to date, we have not issued any common stock.
Revolving Credit Facility
On March 15, 2010, we entered into a fourth amended and restated credit agreement which currently provides for a $127,000 revolving line of credit. Advances under the Credit Facility will generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202,000 through the addition of other committed lenders to the facility. As of June 30, 2010, there was a cost basis of approximately $28,900 of borrowings outstanding under the Credit Facility at an average interest rate of 6.5%. As of August 9, 2010, there was a cost basis of approximately $18,200 of borrowings outstanding. We expect that the Credit Facility will allow us to increase the rate of our investment activity and grow the size of our investment portfolio. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by us. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, we will be required to use all principal collections from our loans to pay outstanding principal on the Credit Facility.
In addition to the annual interest rate on borrowings outstanding, under the Credit Facility we will be obligated to pay an annual minimum earnings shortfall fee to the committed lenders on March 15, 2011. The minimum earnings shortfall fee will be calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of June 30, 2010, we had accrued approximately $243 in minimum earnings shortfall fees.
The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of June 30, 2010, we had 22 obligors and we were in compliance with all of the facility covenants.
Fair Value
We elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The following table presents the Credit Facility carried at fair value as of June 30, 2010 and September 30, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	As of June 30, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$30,656	$30,656
Total	$—	$—	$30,656	$30,656

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under Line of Credit	$—	$—	$83,350	$83,350
Total	$—	$—	$83,350	$83,350

The following table provides a roll-forward in the changes in fair value during the three and nine months ended June 30, 2010 and 2009, for the Credit Facility for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.
Fair value measurements using unobservable data inputs (Level 3)

Borrowings
under line of
credit
Three months ended June 30, 2010:
Fair value at March 31, 2010	$53,000
Unrealized appreciation (a)	1,756
Borrowings	2,900
Repayments	(27,000)
Transfers into/out of Level 3	—

Fair value as of June 30, 2010	$30,656

Nine months ended June 30, 2010:
Fair value at September 30, 2009	$83,350
Unrealized appreciation (a)	1,406
Borrowings	8,400
Repayments	(62,500)
Transfers into/out of Level 3	—

Fair value as of June 30, 2010	$30,656

Borrowings
under line of
credit
Three months ended June 30, 2009:
Fair value at March 31, 2009 (b)	$153,370
Unrealized depreciation	—
Borrowings	7,500
Repayments	(69,170)
Transfers into/out of Level 3	—

Fair value as of June 30, 2009	$91,700

Nine months ended June 30, 2009:
Fair value at September 30, 2008 (b)	$151,030
Unrealized depreciation	—
Borrowings	46,800
Repayments	(106,130)
Transfers into/out of Level 3	—

Fair value as of June 30, 2009	$91,700

(a)	Included in unrealized depreciation on borrowings under line of credit on the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2010.

(b)	ASC 825 was not adopted until the June 30, 2009 quarter; therefore, the Credit Facility is shown at its principal balance outstanding at September 30, 2008 and March 31, 2009 in the table above.
The fair value of the collateral under the Credit Facility was approximately $196,271 and $228,187 at June 30, 2010 and September 30, 2009, respectively.
Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2010, we were not party to any signed term sheets for potential investments. However, we have certain lines of credit with our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused lines of credit commitments as of June 30, 2010 and March 31, 2010 to be nominal.
In July 2009, we executed a guaranty of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc., one of our Control investments. If Defiance has a payment default, the guaranty is callable once the bank has reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The guaranty is limited to $250 plus interest on that amount accrued from the date demand payment is made under the guaranty, and all costs incurred by the bank in its collection efforts. As of June 30, 2010, we had not been required to make any payments on the guaranty of the line of credit agreement and we consider the credit risk to be remote.
In accordance with GAAP, the unused portions of these commitments are not recorded on the accompanying condensed consolidated balance sheets. The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of

June 30, 2010 and September 30, 2009:

	As of June 30,	As of September 30,
	2010	2009
Unused lines of credit	$11,331	$14,055
Guarantees	250	250
The following table shows our contractual obligations as of June 30, 2010:

	Payments Due by Period
	Less than
Contractual Obligations (1)	1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Line of credit (2)	—	$30,656	—	—	$30,656

(1)	Excludes the unused commitments to extend credit to our portfolio companies of $11,331, as discussed above.

(2)	Borrowings under the Credit Facility are listed, at fair value, based on the contractual maturity due to the revolving nature of the facility.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process, which was modified during the quarter ended March 31, 2010, as our most critical accounting policy.
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
We adopted ASC 820 on October 1, 2008. In part, ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
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
See Note 3, “Investments” in the accompanying notes to our condensed consolidated financial statements included elsewhere in this report for additional information regarding fair value measurements and our adoption of ASC 820.
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
Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price. In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable. If we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.
In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the use of valuing investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of June 30, 2010, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value our remaining unsold syndicated loans at June 30, 2010.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.
In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below. We request that SPSE also evaluate and assign values to success fees when we determine that there is reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:
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
(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820. For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the TEV of the issuer by incorporating some or all of the following factors:
•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.
In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the TEV of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE or, if that is unavailable, a DCF valuation technique.
(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in ASC 820). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data, and may also employ DCF valuation techniques.
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
For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium- sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from an NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on an NRSRO scale.

Company’s	First	Second
System	NRSRO	NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(a)	The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of June 30, 2010 two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual. As of September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual. Additionally, we do not risk rate our equity securities.
The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2010 and September 30, 2009, representing approximately 97% and 96%, respectively, of all loans in our portfolio at the end of each period:

Rating	Jun. 30, 2010	Sept. 30, 2009
Highest	10.0	9.0
Average	6.5	7.1
Weighted Average	6.0	7.2
Lowest	2.0	3.0
The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at June 30, 2010 and September 30, 2009, representing approximately 2% of all loans in our portfolio at the end of each period:

Rating	Jun. 30, 2010	Sept. 30, 2009
Highest	7.0	7.0
Average	7.0	7.0
Weighted Average	7.0	7.0
Lowest	7.0	7.0
For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at June 30, 2010 and September 30, 2009, representing approximately 1% and 2%, respectively, of all loans in our portfolio at the end of each period:

Rating	Jun. 30, 2010	Sept. 30, 2009
Highest	B2	B-/B3
Average	B2	CCC+/Caa1
Weighted Average	B2	CCC+/Caa1
Lowest	B2	D/C

Tax Status
We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification, and annual distribution requirements. Under the annual distribution requirements, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. Our policy is to pay out as distributions up to 100% of that amount.
In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains from preceding years that were not distributed during such years.
Revenue Recognition
Interest Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29,430 or 9.5% of the cost basis of all investments in our portfolio. As of September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022 or 2.8% of the cost basis of all investments in our portfolio. Success fees are recorded upon receipt and are contractually due upon a change of control in a portfolio company.
Paid in Kind Interest and Original Issue Discount
One loan in our portfolio contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. For the three and nine months ended June 30, 2010 we recorded PIK income of $0 and $100, respectively. For the three and nine months ended June 30, 2009, we recorded PIK income of $15 and $48, respectively. In addition, we have two loans with original issue discount (“OID”). For the three and nine months ended June 30, 2010, we recorded OID income of $8 and $10, respectively, as compared to $31 and $206 for the three and nine months ended June 30, 2009, respectively.
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
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to our condensed consolidated financial statements included elsewhere in this report for a description and our application of recent accounting pronouncements. Our adoption of these recent accounting pronouncements did not have a material effect on our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to financial market risks, including changes in interest rates. We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates. As of June 30, 2010, our portfolio consisted of the following:

83%	variable rates with a floor
8%	variable rates without a floor or ceiling
9%	fixed rate

100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2010 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as filed with the SEC on November 23, 2009.
ITEM 4. CONTROLS AND PROCEDURES.
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed by us with the SEC on November 23, 2009, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed by us with the SEC on May 4, 2010. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in conjunction with the existing risk factors disclosed the September 30, 2009 Form 10-K and March 31, 2010 Form 10-Q.
Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.
As of June 30, 2010 we had loans outstanding to 40 portfolio companies. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of June 30, 2010, 15.3% of our total assets were invested in healthcare, education and childcare companies, 14.5% were invested in broadcast companies and 13.9% were invested in printing and publishing companies. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. (REMOVED AND RESERVED).
ITEM 5. OTHER INFORMATION.
Not applicable
ITEM 6. EXHIBITS
See the exhibit index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ GRESFORD GRAY
Gresford Gray
Chief Financial Officer
Date: August 9, 2010

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

10.1	Equity Distribution Agreement, dated as of May 17, 2010, by and among Gladstone Capital Corporation, Gladstone Management Corporation and BB&T Capital Markets, a division of Scott & Stringfellow, LLC, incorporated by reference to Exhibit 2.h.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-162592), filed on May 17, 2010.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.