Form 10-K
period 2010-09-30
GLADSTONE CAPITAL CORP
filed 2010-11-22
CIK 1143513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00237

GLADSTONE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 200 McLean, Virginia (Address of principal executive offices)	22102 (Zip Code)

(703) 287-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	Nasdaq Global Select Market
(Title of each Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  YES ☐     NO ☑.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2010, based on the closing price on that date of $11.80 on the Nasdaq Global Select Market, was $232,849,483. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,039,242 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 22, 2010.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2010

TABLE OF CONTENTS

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

We seek to invest in small and medium-sized private U.S. businesses that meet certain criteria, including some but not necessarily all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity positions, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants. However, there can be no assurance that we will always have these rights. We seek to lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

We seek to invest primarily in three categories of loans of private companies:

•	Senior Loans. We seek to invest a portion of our assets in senior notes of borrowers. Using its assets and cash flow as collateral, the borrower typically uses senior notes to cover a substantial portion of the funding needed to operate. Senior lenders are exposed to the least risk of all providers of debt because they command a senior position with respect to scheduled interest and principal payments and assets of the borrower. However, unlike senior subordinated and junior subordinated lenders, these senior lenders typically do not receive any stock, warrants to purchase stock of the borrowers or other yield enhancements. As such, they generally do not participate in the equity appreciation of the value of the business. Senior notes may include revolving lines of credit, senior term loans, senior syndicated loans and senior last-out tranche loans.

•	Senior Subordinated Loans. We seek to invest a portion of our assets in senior subordinated notes, which include second lien notes. Holders of senior subordinated notes are subordinated to the rights of holders of senior debt in their right to receive principal and interest payments or, in the case of last out tranches of senior debt, liquidation proceeds from the borrower. As a result, senior subordinated notes are riskier than senior notes. Although such loans are sometimes secured by significant collateral (assets of the borrower), the lender is largely dependent on the borrower’s cash flow for repayment. Additionally, lenders may receive warrants to acquire shares of stock in borrowers or other yield enhancements in connection with these loans. Senior subordinated notes include second lien loans and syndicated second lien loans.

•	Junior Subordinated Loans. We also seek to invest a small portion of our assets in junior subordinated notes, which include mezzanine notes. Holders of junior subordinated notes are subordinated to the rights of the holders of senior debt and senior subordinated debt in their rights to receive principal and interest payments from the borrower and the assets of the borrower. The risk profile of junior subordinated notes is high, which permits the junior subordinated lender to obtain higher interest rates and more equity and equity-like compensation.

We may also receive yield enhancements in connection with many of our loans, which may include warrants to purchase stock or success fees.

Investment Concentrations

At September 30, 2010, we had aggregate investments in 39 portfolio companies, and approximately 67.1% of the aggregate fair value of such investments was senior term loans, approximately 31.9% was senior subordinated term loans, no investments were in junior subordinated loans and approximately 1.0% was in equity securities. The following table outlines our investments by type at September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value

Senior Term Loans	$200,041	$172,596	$240,172	$212,290
Senior Subordinated Term Loans	93,987	81,899	118,743	105,794
Preferred Equity	444	387	2,028	—
Common Equity/Equivalents	3,744	2,227	3,450	2,885

Total Investments	$298,216	$257,109	$364,393	$320,969

Investments at fair value consisted of the following industry classifications as of September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
		Percentage of		Percentage of
Industry Classification	Fair Value	Total Investments	Fair Value	Total Investments

Broadcast (TV & Radio)	$44,562	17.3%	$43,403	13.5%
Healthcare, Education & Childcare	41,098	16.0%	58,054	18.1%
Printing & Publishing	37,705	14.7%	37,864	11.8%
Electronics	25,080	9.8%	27,899	8.7%
Mining, Steel, Iron & Non-Precious Metals	24,343	9.5%	21,926	6.8%
Retail Stores	19,620	7.6%	23,669	7.4%
Buildings & Real Estate	12,454	4.8%	12,882	4.0%
Home & Office Furnishings	10,666	4.1%	16,744	5.2%
Automobile	9,868	3.8%	7,999	2.5%
Personal & Non-durable Consumer Products	9,230	3.6%	8,714	2.7%
Machinery	8,719	3.4%	9,202	2.9%
Chemicals, Plastics & Rubber	7,044	2.7%	15,884	4.9%
Leisure, Amusement, Movies & Entertainment	3,994	1.6%	5,091	1.6%
Diversified/Conglomerate Manufacturing	2,042	0.8%	1,236	0.4%
Aerospace & Defense	400	0.2%	1,857	0.6%
Farming & Agriculture	284	0.1%	9,309	2.9%
Diversified Natural Resources, Precious Metals & Minerals	—	—	13,589	4.2%
Cargo Transport	—	—	5,427	1.7%
Textiles & Leather	—	—	220	0.1%

Total	$257,109	100.0%	$320,969	100.0%

The investments at fair value were included in the following geographic regions of the United States at September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
		Percent of		Percentage of
Geographic Region	Fair Value	Total Investments	Fair Value	Total Investments

Midwest	$142,357	55.4%	$172,263	53.7%
West	59,892	23.3%	65,678	20.5%
Northeast	22,913	8.9%	14,170	4.4%
Mid-Atlantic	14,482	5.6%	28,437	8.8%
Southeast	11,038	4.3%	34,708	10.8%
U.S. Territory	6,427	2.5%	5,713	1.8%

	$257,109	100.0%	$320,969	100.0%

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

Our Investment Adviser and Administrator

Gladstone Management Corporation (our “Adviser”) is led by a management team which has extensive experience in our lines of business. Gladstone Administration, LLC (the “Administrator”), an affiliate of our Adviser, employs our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. Excluding our chief financial officer, all of our executive officers are officers or directors, or both, of our Adviser and our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly traded BDC and RIC; Gladstone Partners Fund, L.P., a private partnership fund formed primarily to co-invest with us and Gladstone Investment; Gladstone Land Corporation, a private agricultural real estate company owned by David Gladstone, our chairman and chief executive officer, and Gladstone Lending Corporation (“Gladstone Lending”), a private corporation that has filed a registration statement on Form N-2 with the SEC. The majority of our executive officers serve as either directors or executive officers, or both, of our Adviser, our Administrator, Gladstone Commercial, Gladstone Investment and Gladstone Lending. In the future, our Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds, both public and private.

We have been externally managed by our Adviser pursuant to an investment advisory agreement since October 1, 2004. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and have offices in New York, New Jersey, Illinois, Connecticut, Texas and Georgia.

Our Investment Strategy

Our strategy is to make loans at favorable interest rates to small and medium-sized businesses. Our Adviser uses the loan referral networks of Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Brubaker, our vice chairman, chief operating officer and secretary, and Mr. George Stelljes III, our president and chief investment officer, and of its managing directors to identify and make senior and subordinated loans to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We believe that our business strategy will enable us to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes of established private businesses that are backed by leveraged buyout funds, venture capital funds or others. In addition, from time to time we might acquire existing loans that meet this profile from leveraged buyout funds, venture capital funds and others. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we might receive when we make loans.

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

Investment Process

Overview of Investment and Approval Process

To originate investments, our Adviser’s investment professionals use an extensive referral network comprised primarily of venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. Our Adviser’s investment professionals review informational packages from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity from our Adviser’s investment committee which is composed of Messrs. Gladstone, Brubaker and Stelljes. If the prospective portfolio company passes this initial screening, the investment professionals conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to our Adviser’s investment committee, which must approve each investment. Further, each financing is available for review by the members of our Board of Directors, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•	Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively stable and high percentage of sales and cash flow to provide some assurance that they will be able to service their debt and pay any required distributions on preferred stock. Typically, we do not expect to invest in start-up companies or companies with speculative business plans.

•	Experienced Management. We generally require that our portfolio companies have experienced management teams. We also require the portfolio companies to have in place proper incentives to induce management to succeed and act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

•	Strong Competitive Position in an Industry. We seek to invest in target companies that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Exit Strategy. We seek to invest in companies that we believe will provide a stable stream of earnings and cash flow that is sufficient to repay the loans we make to them and to reinvest in their respective businesses. We expect that such internally generated cash flow, which will allow our portfolio

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

•	Liquidation Value of Assets. The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in our investment analysis. We emphasize both tangible assets, such as accounts receivable, inventory, equipment, and real estate and intangible assets, such as intellectual property, customer lists, networks, databases, although the relative weight we place on these assets will vary by company and industry.

Extensive Due Diligence

Our Adviser conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information and will generally include some or all of the following:

•	a review of the prospective portfolio company’s historical and projected financial information;

•	visits to the prospective portfolio company’s business site(s);

•	interviews with the prospective portfolio company’s management, employees, customers and vendors;

•	review of all loan documents;

•	background checks on the prospective portfolio company’s management team; and

•	research on the prospective portfolio company’s products, services or particular industry.

Upon completion of a due diligence investigation and a decision to proceed with an investment, our Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to our Adviser’s investment committee, which consists of Messrs. Gladstone, Brubaker and Stelljes. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants, as well as other outside advisers, prior to the closing of the investment, as appropriate.

We also rely on the long-term relationships that our Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses.

Investment Structure

We typically invest in senior, senior subordinated and junior subordinated loans. Our loans typically range from $5 million to $20 million, although the size of our investments may vary as our capital base changes. Our loans generally mature within seven years and accrue interest at a variable rate that exceeds the London Interbank Offer Rate (“LIBOR”) and prime rates. In the past, some of our loans have had a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”) interest. When earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. As of September 30, 2010, one loan in our portfolio contained a PIK provision.

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

As noted above, we expect to receive yield enhancements in connection with many of our loans, which may include warrants to purchase stock or success fees. If a financing is successful, not only will our debt securities have been repaid with interest, but we will be in a position to realize a gain on the accompanying equity interests or other yield enhancements. The opportunity to realize such gain may occur if the borrower is sold to new owners or if it makes a public offering of its stock. In most cases, we will not have the right to require a borrower to undergo an initial public offering by registering securities under the Securities Act of 1933, as amended, (the “Securities Act”), but we generally will have the right to sell our equity interests in any subsequent public offering by the borrower. Even when we have the right to participate in a borrower’s public offering, the underwriters might insist, particularly if we own a large amount of equity securities, that we retain all or a substantial portion of our shares for a specified period of time. Moreover, we may decide not to sell an equity position even when we have the right and the opportunity to do so. Thus, although we expect to dispose of an equity interest after a certain time, situations may arise in which we hold equity securities for a longer period.

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

Temporary Investments

Pending investment in private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that at least 70% of our assets are “qualifying assets” for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “— Regulation as a Business Development Company — Qualifying Assets.”

Hedging Strategies

Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for example, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish or enhance a hedging strategy to seek to protect our investment in such securities. Therefore, by engaging in hedging transactions, we seek to moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. In the future, we may enter into hedging transactions, such as interest rate cap agreements, in connection with the borrowings that we make under our line of credit. To date, we do not hold any interest rate cap agreements. Hedging strategies can pose risks to us and our stockholders, however we believe that such activities are manageable because they will be limited to only a portion of our portfolio.

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

Management Expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies, (the “Gladstone Companies”), and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of our Adviser’s investment committee. Terry Lee Brubaker is our vice chairman, chief operating officer and secretary, and has substantial experience in acquisitions and operations of companies. George Stelljes III is our president and chief investment officer and has extensive experience in leveraged finance. Messrs. Gladstone, Brubaker and Stelljes have principal management responsibility for our Adviser as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser’s investment professionals and supporting staff who possess a broad range of transactional, financial, managerial and investment skills.

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

Leverage

For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we intend to issue senior debt securities (including borrowings under our current line of credit) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act. See “— Regulation as a Business Development Company — Asset Coverage” for a discussion of our leveraging constraints.

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

Managerial Assistance and Services

As a business development company, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we nor our Adviser currently receives fees in connection with the managerial assistance we make available. At times, our Adviser provides other services to certain of our portfolio companies and it receives fees for these other services, certain of which are credited by 50% against the investment advisory fees that we pay our Adviser.

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

Investment Advisory and Management Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and Administrator, under which our Adviser and Administrator employ all of our personnel and pay our payroll, benefits, and general expenses directly. On October 1, 2006, we entered into an amended and restated investment advisory agreement with our Adviser (the “Advisory Agreement”) and an administration agreement with our Administrator (the “Administration Agreement”). On July 7, 2010, our Board of Directors renewed the Advisory Agreement and the Administration Agreement through August 31, 2011. The management services and fees in effect under the Advisory Agreement are described below. In addition to the fees described below, certain fees received by our Adviser from our portfolio companies were 100% credited, prior to April 1, 2007, or 50% credited effective April 1, 2007, against the investment advisory fee. In addition, we pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees and stockholder related expenses under the Advisory Agreement.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. Overall, the base management fee cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year. In addition, the following three items are potential adjustments to the base management fee calculation.

•	Loan Servicing Fees

Our Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), in return for which our Advisor receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our line of credit. Since we own these loans, all loan servicing fees paid to our Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Portfolio Company Fees

Under the Advisory Agreement, our Adviser has also provided and continues to provide managerial assistance and other services to our portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser.

•	Senior Syndicated Loan Fee Waiver

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended September 30, 2010 and 2009.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee.

The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

Administration Agreement

Under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. Our allocable portion of expenses is primarily derived by multiplying our Administrator’s total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

To maintain the qualification for treatment as a RIC under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

•	Business Development Company Status. At all times during the taxable year, we must maintain our status as a business development company.

•	Income source requirements. At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership.

•	Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

Failure to Qualify as a RIC.  If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

Qualification as a RIC.  If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that distributions, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2010, we incurred $21 of OID income.

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

In general, the tax rates applicable to our distributions other than distributions designated as capital gain distributions will be the standard ordinary income tax rates, and not the lower federal income tax rate applicable to “qualified dividend income.” If we distribute dividends that are attributable to actual dividend income received by us that is eligible to be, and is, designated by us as qualified dividend income, such dividends would be eligible for such lower federal income tax rate. For this purpose, “qualified dividend income” means dividends received by us from United States corporations and qualifying foreign corporations, provided that both we and the stockholder recipient of our dividend satisfy certain holding period and other requirements in respect of our shares (in the case of our stockholder) and the stock of such corporations (in our case). However, we do not anticipate receiving or distributing a significant amount of qualified dividend income. Unless further legislative action is taken, the preferential treatment for qualified dividend income will expire for taxable years beginning after December 31, 2010.

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

Regulation as a Business Development Company

We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding “voting securities,” as defined in the 1940 Act.

We intend to conduct our business so as to retain our status as a business development company. A business development company may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in qualifying assets, as described in Section 55(a) (1) - (3) of the 1940 Act.

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

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquired in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

•	We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we must be operated for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire, as well as temporary investments, will generally be qualifying assets.

•	We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Excluding our chief financial officer, each of our executive officers is an employee or officer, or both, of our Adviser and our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 25-30 full time employees of our Adviser and our Administrator will spend substantial time on our matters during the remainder of calendar year 2010 and all of calendar year 2011. To the extent we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of November 19, 2010, our Adviser and our Administrator collectively had 52 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of
Individuals	Functional Area

10	Executive Management
33	Investment Management, Portfolio Management and Due Diligence
9	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website at www.GladstoneCapital.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations Manager, Gladstone Capital Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The United States is beginning to recover from the recession that largely began in late 2007. Despite signs of economic improvement and stabilization in both the equity and debt markets, however, conditions within the global credit markets generally continue to experience dislocation and stress. As a result, we do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which the disruptions will affect us. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of our portfolio companies, as well as those companies that we evaluate for investment, are impacted by these economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

The uncertain economic conditions have affected the availability of credit generally. Our current credit facility limits our distributions to stockholders and as a result we decreased our monthly cash distribution rate by 50% starting with the April 2009 distributions in an effort to more closely align our distributions to our net investment income. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

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

Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser, Gladstone Investment and Gladstone Commercial and the sole stockholder of Gladstone Land. In addition, Mr. Brubaker, our vice chairman, chief operating officer and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Investment and Gladstone Commercial. Mr. Stelljes, our president and chief investment officer, is also the president and chief investment officer of our Adviser and Gladstone Commercial and vice chairman and chief investment officer of Gladstone Investment. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we target. While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with our Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2010, our Board of Directors has approved the following types of co-investment transactions:

•	Our affiliate, Gladstone Commercial, may lease property to portfolio companies that we do not control under certain circumstances. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Investment in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•	Additionally, pursuant to an exemptive order granted by the Securities and Exchange Commission, our Adviser may sponsor a private investment fund to co-invest with us or Gladstone Investment in accordance with the terms and conditions of the order.

Certain of our officers, who are also officers of our Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to our Adviser and will reimburse our Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of our Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a business development company, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although, neither we nor our Adviser currently receives fees in connection with managerial assistance, our Adviser provides other services to our portfolio companies and receives fees for these other services. For example, certain of our portfolio companies contract directly with our Adviser for the provision of consulting services.

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

Risks Related to Our External Financing

Because of the limited amount of committed funding under our credit facility, we will have limited ability to fund new investments if we are unable to expand the facility.

In recent years, creditors have significantly curtailed their lending to business development companies, including us. In March 2010, we entered into a fourth amended and restated credit agreement providing for a revolving line of credit (the “Credit Facility”). Committed funding under the Credit Facility is $127.0 million. The Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable on March 15, 2013. As of September 30, 2010, we had $16.8 million drawn and outstanding under the Credit Facility.

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

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•	Senior Securities. We may issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly senior common stock and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities, senior common stock and preferred stock, which we refer to collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale, to the extent possible given the limited market for many of our investments, may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

•	Common Stock. Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or senior securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our common stock may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below net asset value per share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value. This imposes constraints on our ability to raise capital when our common stock is trading at below net asset value, as it has for the last year.

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

Ultimately, we expect approximately 80% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR, and approximately 20% to be at fixed rates. As of September 30, 2010, our portfolio had approximately 82% of the total loan cost value at variable rates with floors, approximately 8% of the total of the loan cost value at variable rates without a floor or ceiling and approximately 10% of the total loan portfolio cost basis at fixed rates.

In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we are required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to the Credit Facility, which provides us with a revolving credit line facility of $127.0 million, of which $110.2 million was available for borrowings as of September 30, 2010. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Current market conditions have forced us to write down the value of a portion of our assets as required by the 1940 Act and fair value accounting rules. These are not realized losses, but constitute adjustment in asset values for purposes of financial reporting and for collateral value for the Credit Facility. As assets are marked down in value, the amount we can borrow on the Credit Facility decreases.

As a result of the Credit Facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, and average life. The credit agreement also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum net worth. As of September 30, 2010, we were in compliance with these covenants, however, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that remain very volatile, affects our ability to comply with these covenants. During the year ended September 30, 2010, net unrealized appreciation on our investments was approximately $2.3 million, compared to $9.5 million unrealized appreciation during the prior fiscal year. Given the continued deterioration in the capital markets, the cumulative unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the covenants under the Credit Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Under the Credit Facility, we are also required to maintain our status as a BDC under the 1940 Act and as a RIC under the Code. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

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

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•	Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses. Therefore, current uncertain economic conditions and any future economic downturns or recessions are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering, would be diminished. Moreover, in light of our current near-term strategy of preserving capital, our inability to make additional investments in our portfolio companies at a time when they need capital may increase their exposure to the risks of current uncertain economic conditions and future economic downturns.

•	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. As of September 30, 2010, six investments were on non-accrual. While we are working with the portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•	Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, and technical personnel.

•	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, our Adviser, and its employees and consultants to perform due diligence investigations of these portfolio

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

We may not be able to replace lost income due to the reduction in the size of our portfolio and as a result, we may have to reduce our distributions to stockholders.

Since September 30, 2009, the cost basis of our portfolio has experienced a net decrease of 18%. The decrease in the size of our portfolio was driven predominantly by repayments and sales during the year ended September 30, 2010 totaling approximately $85.6 million. The decrease in our portfolio has resulted in a reduction of income-producing assets which has reduced our income and may result in reduced income in future periods if we are unable to reinvest our cash in comparable income producing assets. Even though this lost income is partially offset by a reduction in interest expense due to reduced borrowings outstanding under our Credit Facility and, to a lesser extent, reduced operating expenses, we still have experienced a net decrease in our net investment income as a result of these sales. While we intend to reinvest our cash as quickly as possible into income and capital gain-generating assets, there is no guarantee that that we will be able to do so or that we will able to do so at yields comparable to the assets that we have recently sold. If we are unable to reinvest our cash and replace our lost income, we may need to reduce our distributions to stockholders.

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

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2010, we received principal payments prior to maturity of $59.7 million. We will first use any proceeds from prepayments to repay any borrowings outstanding on our credit facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of September 30, 2010 we had loans outstanding to 39 portfolio companies. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of September 30, 2010, 17.3% of our total assets were invested in broadcast companies, 16.0% were invested in healthcare, education and childcare companies, and 14.7% were invested in printing and publishing companies. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

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

The disposition of our investments may result in contingent liabilities.

Currently, all of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the underlying portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to that of other creditors. Holders of debt instruments ranking senior to our investments typically would be entitled to receive payment in full before we receive any distributions. After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Portfolio company litigation could result in additional costs and the diversion of management time and resources.

In the course of providing significant managerial assistance to certain of our portfolio companies, our executive officers sometimes serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, such executive officers may be named as defendants in such litigation, which could result in additional costs and the diversion of management time and resources.

We may not realize gains from our equity investments and other yield enhancements.

When we make a subordinated loan, we may receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees. Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we do recognize may not be sufficient to offset losses we experience on our loan portfolio.

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

To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business — Competitive Advantages — Leverage” and “Business — Material U.S. Federal Income Tax Considerations — Regulated Investment Company Status.”

From time to time, some of our debt investments may include success fees that would generate payments to us if the business underlying such a debt investment is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain, to date we have not recognized any of these success fees as income, either for financial accounting or tax purposes, until the time that the success fees have actually been paid. We have recently sought a determination from the IRS that it agrees with our tax treatment. If the IRS were to disagree with this approach, we would be required to accrue these amounts as investment company taxable income, including an immediate accrual of amounts related to success fees that were not accrued in prior periods. As a result, we would be required to distribute such amounts to our stockholders in order to maintain RIC status.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Material U.S. Federal Income Tax Considerations — Regulated Investment Company Status” and “Regulation as a Business Development Company.”

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

Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis by paying monthly distributions. On an annual basis, we intend to distribute net long-term capital gains, after giving effect to any prior year realized losses that are carried forward, by paying a one-time distribution. However, our Board of Directors may determine in certain cases to retain net realized long-term capital gains through a “deemed distribution” to supplement our equity capital and support the growth of our portfolio.

Distributions by us have included and may in the future include a return of capital.

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

Shares of closed-end investment companies frequently trade at a discount from net asset value. Since our inception, our common stock has at times traded above net asset value, and at times traded below net asset value. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Subsequent to September 30, 2010, our stock has traded at discounts of up to 7% of our net asset value as of September 30, 2010. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below net asset value we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our most recent annual meeting, our stockholders approved a proposal designed to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year. At the upcoming annual stockholders meeting scheduled for February 17, 2011, our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

We do not own any real estate or other physical properties materially important to our operations. Gladstone Management Corporation is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to our Advisory and Administration Agreements with our Adviser and Administrator, respectively. Our Adviser and Administrator are headquartered in McLean, Virginia and our Adviser also has operations in New York, New Jersey, Illinois, Connecticut, Texas and Georgia.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “GLAD.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Select Market, the closing sale price as a percentage of net asset value (“NAV”) and quarterly dividends declared per share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2010 and 2009 represent the cumulative amount of the dividends declared for the months composing such quarter.

	Quarter		Closing Sales Price		Premium (Discount)	Premium (Discount)	Declared
	Ended	NAV(1)	High	Low	of High to NAV(2)	of Low to NAV(2)	Dividends

FY 2010	09/30/10	$11.85	$12.34	$10.30	4%	(13)%	$0.210
	06/30/10	11.81	13.94	10.09	18%	(15)%	0.210
	03/31/10	12.10	12.19	7.19	1%	(41)%	0.210
	12/31/09	11.92	9.49	7.50	(20)%	(37)%	0.210
FY 2009	09/30/09	11.81	10.40	7.17	(12)%	(39)%	0.210
	06/30/09	11.86	7.80	5.49	(34)%	(54)%	0.210
	03/31/09	12.10	10.28	5.01	(15)%	(59)%	0.420
	12/31/08	12.04	15.38	5.50	28%	(54)%	0.420

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	The premiums (discounts) set forth in these columns represent the high or low, as applicable, closing price per share for the relevant quarter minus the net asset value per share as of the end of such quarter, and therefore may not reflect the premium (discount) to net asset value per share on the date of the high and low closing prices.

As of November 18, 2010, there were approximately 70 stockholders of record of our common stock.

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to distribute net long-term capital gains, after giving effect to any prior year realized losses that are carried forward, by paying a one-time distribution. However, our Board of Directors may determine in certain cases to retain net realized long-term capital gains through a “deemed distribution” to supplement our equity capital and support the growth of our portfolio.

Recent Sales of Unregistered Securities

There were no unregistered sales of securities during the fiscal year ended September 30, 2010.

Item 6.	Selected Financial Data

The following tables summarize our consolidated selected financial data and other data. The consolidated selected financial data for the fiscal years ended September 30, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(Dollar amounts in thousands, except per share and per unit data)

Statement of Operations Data:
Total Investment Income	$35,539	$42,618	$45,725	$36,687	$26,900
Total Expenses	$17,780	$21,587	$19,172	$14,426	$7,447

Net Investment Income	$17,759	$21,031	$26,553	$22,261	$19,351

Net Gain (Loss) on Investments, Derivative and Borrowings	$(1,365)	$(17,248)	$(47,815)	$(7,309)	$5,079

Net Increase (Decrease) in Net Assets Resulting from Operations	$16,394	$3,783	$(21,262)	$14,952	$24,430

Per Share Data(1):
Basic:	$0.78	$0.18	$(1.08)	$1.13	$2.15
Diluted:	$0.78	$0.18	$(1.08)	$1.13	$2.10
Cash Distributions Declared Per Share	$0.840	$1.260	$1.680	$1.680	$1.635
Statement of Assets and Liabilities Data:
Total Assets	$270,518	$335,910	$425,698	$367,729	$225,783
Net Assets	$249,246	$249,076	$271,748	$220,959	$172,570
Net Asset Value Per Share	$11.85	$11.81	$12.89	$14.97	$14.02
Common Shares Outstanding	21,039,242	21,087,574	21,087,574	14,762,574	12,305,008

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(Dollar amounts in thousands, except per share and per unit data)

Senior Securities Data:
Borrowings under line of credit(2)	$17,940	$83,350	$151,030	$144,440	$49,993
Asset coverage ratio(3)(4)	1,419%	396%	279%	252%	443%
Asset coverage per unit(4)	$14,187	$3,963	$2,792	$2,524	$4,435

(1)	Per share data for net increase (decrease) in net assets resulting from operations is based on the weighted average common stock outstanding for both basic and diluted.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.

(3)	As a business development company, we are generally required to maintain a ratio of 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(4)	Asset coverage ratio is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

	Year Ended September 30,
	2010	2009	2008	2007	2006

Other Unaudited Data:
Number of Portfolio Companies at Year End	39	48	63	56	32
Principal Amount of Loan Originations	$23,245	$24,911	$176,550	$261,700	$135,955
Principal Amount of Loan Repayments and Investments Sold	$85,634	$96,693	$70,482	$121,818	$124,010
Weighted Average Yield on Investments(1):	9.88%	9.82%	10.00%	11.22%	12.08%
Total Return(2)	37.46%	(30.94)%	(13.90)%	(4.40)%	5.21%

(1)	Weighted average yield on investments equals interest income on investments divided by the annualized weighted average investment balance throughout the year.

(2)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus monthly distributions divided by the monthly beginning market value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, unless otherwise indicated)

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

We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Business Environment

While economic conditions generally appear to be improving somewhat, we remain cautious about a long-term economic recovery. The recent recession generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of our portfolio companies, as well as those that we evaluate for investment, are impacted by these economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. While these conditions are challenging, we have observed an increase in the number of opportunities for new investments consistent with our investing strategy of providing senior term loans to small and medium-sized companies.

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

Market conditions have affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. When our stock is trading below net asset value (“NAV”) per share, as it has consistently traded for more than a year, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 18, 2010, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. On November 19, 2010, the closing market price of our common stock was $11.50, a 3% discount to our September 30, 2010 NAV per share. At the upcoming annual stockholders meeting scheduled for February 17, 2011, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

The unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth requirements which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility. As of September 30, 2010, we were in compliance with all of the facility covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access. However, we believe that our entry into a new $127,000 credit facility with a two-year term (discussed in detail further below in Financing Highlights) increases our ability to make new investments consistent with our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and will be likely to produce attractive long-term returns for our stockholders.

Syndicated Loan Valuations

In monitoring the market activity during the year ended September 30, 2010, we noted market conditions indicating continued liquidity and a better functioning secondary market for syndicated loans. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, and following our valuation procedures which specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available, third-party bid quotes were used to value the syndicated loans as of September 30, 2010. While there is some liquidity in the public market, other factors exist that cause us to believe that the third-party indicative bid quotes are not representative of Level 2 inputs.

Investment Highlights

Purchases:  During the year ended September 30, 2010, we extended $10,580 of investments to three new portfolio companies and $12,665 of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total investments of $23,245.

Repayments:  During the year ended September 30, 2010, eight borrowers made unscheduled full payoffs of $58,731, one borrower made an unscheduled partial payoff of $950 and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule for an aggregate of $22,885, for total principal repayments of $82,566.

Sales:  During the year ended September 30, 2010, we sold three syndicated loans (which resulted in our exit from three portfolio companies) for an aggregate of $3,119 in net proceeds. In addition, we wrote off our investment in Western Directories, which had a cost basis of $2,865.

Since our initial public offering in August 2001, we have made 268 different loans to, or investments in, 129 companies for a total of approximately $972,350, before giving effect to principal repayments on investments and divestitures.

Financing Highlights

On March 15, 2010, through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), we entered into a fourth amended and restated credit agreement, which provides for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”). Branch Banking and Trust Company and ING Capital LLC also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202 million through the addition of other committed lenders to the facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable one year thereafter on March 15, 2013. Advances under the Credit Facility initially bore interest at the 30-day LIBOR (subject to a minimum rate of 2%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. However, on November 22, 2010 (the “Amendment Date”), we amended our Credit Facility such that advances bear interest at the 30-day LIBOR (subject to a minimum rate of 1.5%), plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%.

In addition to the annual interest rate on borrowings outstanding , under the terms of the Credit Facility prior to the Amendment Date, we were obligated to pay an annual minimum earnings shortfall fee to the committed lenders on March 15, 2011, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. However, as a result of the amendment to the Credit Facility, we are no longer obligated to pay an annual minimum earnings shortfall fee. As of September 30, 2010, we had accrued approximately $590 in minimum earnings shortfall fees. On the Amendment Date, we paid a $665 fee.

During the year ended September 30, 2010, we elected to apply ASC 825, “Financial Instruments,” specifically to our Credit Facility, which requires us to apply a fair value methodology to the Credit Facility as of September 30, 2010. The Credit Facility was fair valued at $17,940 as of September 30, 2010.

Investment Strategy

Our strategy is to make loans at favorable interest rates to small and medium-sized businesses. Our loans typically range from $5 million to $20 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at fixed or variable rates. Because the majority of our portfolio loans consist of term debt of private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were rated, and thus cannot determine whether or not they could be considered “investment grade” quality.

Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”) interest and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. As of September 30, 2010, one investment bore PIK interest.

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

Original issue discount (“OID”) arises when we extend a loan and receive an equity interest in the borrower at the same time. To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan, to the value of the equity. Then the amount allocated to the equity, the OID, must be amortized over the life of the loan. As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a RIC under Subchapter M of the Code, whereas the cash is received, if at all, when the equity instrument is sold. We seek to avoid OID with all potential investments under review. As of September 30, 2010, we had four loans with OID income.

In addition, as a BDC under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Our investment adviser, Gladstone Management Corporation (the “Adviser”) provides these services on our behalf through its officers who are also our officers. Currently, neither we nor our Adviser charges a fee for managerial assistance, however, if our Adviser does receive fees for managerial assistance, our Adviser will credit the managerial assistance fees to the base management fee due from us to our Adviser.

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

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer, George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Gladstone Administration, LLC (the “Administrator”), an affiliate of our Adviser, employs our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.

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

We also pay our Adviser a two-part incentive fee under the Advisory Agreement. The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. The Adviser did not earn the capital gains-based portion of the incentive fee for the fiscal year ended September 30, 2010.

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

The Adviser services our loan portfolio pursuant to a loan servicing agreement with Business in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our credit facility. All fees received by the Adviser from Business Loan are credited toward the 2% base management fee.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average assets (the total assets at the beginning of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements. On July 7, 2010, our Board of Directors approved the renewal of this Administration Agreement through August 31, 2011. We expect that the Board of Directors will consider a further one year renewal in July 2011.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009

A comparison of our operating results for the fiscal years ended September 30, 2010 and 2009 is below:

	For the Year Ended September 30,
	2010	2009	$ Change	% Change

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$29,938	$40,747	$(10,809)	(26.5)%
Control investments	2,645	933	1,712	183.5%
Cash	1	11	(10)	(90.9)%
Notes receivable from employees	437	468	(31)	(6.6)%

Total interest income	33,021	42,159	(9,138)	(21.7)%
Other income	2,518	459	2,059	448.6%

Total investment income	35,539	42,618	(7,079)	(16.6)%

EXPENSES
Loan servicing fee (Refer to Note 4)	3,412	5,620	(2,208)	(39.3)%
Base management fee (Refer to Note 4)	2,673	2,005	668	33.3%
Incentive fee (Refer to Note 4)	1,823	3,326	(1,503)	(45.2)%
Administration fee (Refer to Note 4)	807	872	(65)	(7.5)%
Interest expense	4,390	7,949	(3,559)	(44.8)%
Amortization of deferred financing fees	1,490	2,778	(1,288)	(46.4)%
Professional fees	2,101	1,586	515	32.5%
Compensation expense (Refer to Note 4)	245	—	245	NM
Other expenses	1,259	1,131	128	11.3%

Expenses before credit from Adviser	18,200	25,267	(7,067)	(28.0)%
Credit to fees from Adviser (Refer to Note 4)	(420)	(3,680)	3,260	(88.6)%

Total expenses net of credit to credits to fees	17,780	21,587	(3,807)	(17.6)%

NET INVESTMENT INCOME	17,759	21,031	(3,272)	(15.6)%

REALIZED AND UNREALIZED LOSS ON:
Net realized loss on investments	(2,893)	(26,411)	23,518	(89.0)%
Net unrealized appreciation on investments	2,317	9,513	(7,196)	(75.6)%
Realized loss on settlement of derivative	—	(304)	304	(100.0)%
Net unrealized appreciation on derivative	—	304	(304)	(100.0)%
Net unrealized appreciation on borrowings under line of credit	(789)	(350)	(439)	NM

Net loss on investments, derivative and borrowings under line of credit	(1,365)	(17,248)	15,883	(92.1)%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,394	$3,783	$12,611	333.4%

NM = Not Meaningful

Investment Income

Investment income for the year ended September 30, 2010 was $35,539 as compared to $42,618 for the year ended September 30, 2009. Interest income from our aggregate investment portfolio decreased for the year ended September 30, 2010 as compared to the prior year. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield. The weighted average yield varies from year to year based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting primarily from the exit of 12 investments during the year ended September 30, 2010. The annualized weighted average yield on our portfolio was 9.9% for the year ended September 30, 2010 as compared to 9.8% for the prior year. As of September 30, 2010, six investments were on non-accrual, for an aggregate of approximately $29,926 at cost, or 10.0% of the aggregate cost of our investment portfolio and as of September 30, 2009, five investments were on non-accrual, for an aggregate of approximately $10,022 at cost, or 2.8% of the aggregate cost of our investment portfolio.

Interest income from Non-Control/Non-Affiliate investments decreased for the year ended September 30, 2010 as compared to the prior year, primarily from an overall decrease in the aggregate cost basis of our Non-Control/Non-Affiliate investments during the year.

Interest income from Control investments increased for the year ended September 30, 2010 as compared to the prior year. The increase was attributable to the Control investments (mainly Defiance and Midwest Metal) held for the entire year ended September 30, 2010, where those same investments were held for only a portion of the year ended September 30, 2009.

Interest income from invested cash was nominal for the years ended September 30, 2010 and 2009.

Interest income from loans to employees, in connection with the exercise of employee stock options, decreased slightly for the year ended September 30, 2010 as compared to the prior year due to principal payments on the employee loans during the year ended September 30, 2010. In addition, during the year ended September 30, 2010, $515 of an employee stock option loan to a former employee of the Adviser was transferred from notes receivable — employees to other assets in connection with the termination of her employment with the Adviser and the later amendment of the loan. The interest on the loan from the time the employee stopped working for the Adviser is included in other income on the accompanying consolidated statement of operations.

Other income increased for the year ended September 30, 2010 as compared to the prior year. Other income includes success fees as well as prepayment fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment. Success fees earned during the year ended September 30, 2010 totaled $1,866, which we received from ActivStyle, Anitox, Doe & Ingalls, Saunders, Northern Contours, Tulsa Welding and Visual Edge. Success fees earned during the year ended September 30, 2009 totaled $387, which we received from ActivStyle, Interfilm and It’s Just Lunch.

The following table lists the investment income for the five largest portfolio companies during the respective years:

Year Ended September 30, 2010

	Investment	% of
Company	Income	Total

Sunshine Media	$3,254	9.3%
Reliable Biopharma	3,003	8.6%
Westlake Hardware	2,940	8.4%
Midwest Metal (Clinton)#	2,127	6.1%
Winchester	1,589	4.5%

Subtotal	$12,913	36.9%
Other companies	22,036	63.1%

Total income from investments*	$34,949	100.0%

Year Ended September 30, 2009

	Investment	% of
Company	Income	Total

Sunshine Media	$3,352	8.0%
Reliable Biopharma	3,073	7.3%
Westlake Hardware	2,417	5.7%
Clinton Holdings	1,888	4.5%
VantaCore	1,696	4.0%

Subtotal	$12,426	29.5%
Other companies	29,711	70.5%

Total income from investments*	$42,137	100.0%

#	During the year ended September 30, 2010 Clinton Holdings was restructured as Midwest Metal.

*	Includes interest and other income from Non-Control and Control investments.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary irrevocable and unconditional waivers to the base management and incentive fees, decreased for the year ended September 30, 2010 as compared to the prior year. This reduction was primarily due to a decrease in interest expense and amortization of deferred financing fees incurred in connection with the Credit Facility, which were partially offset by an increase in professional fees.

Loan servicing fees decreased for the year ended September 30, 2010 as compared to the prior year. These fees were incurred in connection with a loan servicing agreement between Business Loan and our Adviser, which is based on the size and mix of the portfolio. The decrease was primarily due to the reduction in the size of our investment portfolio. Due to voluntary, irrevocable and unconditional waivers in place during these years, senior syndicated loans incurred a 0.5% annual fee, whereas proprietary loans incurred a 1.5% annual fee. All of these fees were reduced against the amount of the base management fee due to our Adviser.

Base management fee (which is net of loan servicing fees) increased for the year ended September 30, 2010 as compared to the prior year. However, the gross management fee (consisting of the loan servicing fees plus the base management fee) decreased from the prior year as shown below:

	Year Ended
	September 30,	September 30,
	2010	2009

Loan servicing fee	$3,412	$5,620
Base management fee	2,673	2,005

Gross management fee	$6,085	$7,625

Gross management fee decreased due to fewer total assets held during the year ended September 30, 2010. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying consolidated financial statements, and is summarized in the table below:

	Year Ended
	September 30,	September 30,
	2010	2009

Base management fee(1)	$2,673	$2,005
Credit for fees received by Adviser from the portfolio companies	(213)	(89)
Fee reduction for the voluntary, irrevocable and unconditional waiver of 2% fee on senior syndicated loans to 0.5%(2)	(42)	(265)

Net base management fee	$2,418	$1,651

(1)	Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)	The board of our Adviser voluntarily, irrevocably and unconditionally waived on a quarterly basis the annual 2% base management fee to 0.5% for senior syndicated loan participations for the years ended September 30, 2010 and 2009. Fees waived cannot be recouped by the Adviser in the future.

Incentive fee decreased for the year ended September 30, 2010 as compared to the prior year. The board of our Adviser voluntarily, irrevocably and unconditionally waived a portion of the incentive fee for the year ended September 30, 2010 and the entire incentive fee for the year ended September 30, 2009. The incentive fee and associated credits are summarized in the table below:

	Year Ended
	September 30,	September 30,
	2010	2009

Incentive fee	$1,823	$3,326
Credit from voluntary, irrevocable and unconditional waiver issued by Adviser’s board of directors	(165)	(3,326)

Net incentive fee	$1,658	$—

Administration fee decreased for the year ended September 30, 2010 as compared to the prior year, due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements. The calculation of the administration fee is described in detail under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying consolidated financial statements.

Interest expense decreased for the year ended September 30, 2010 as compared to the prior year due primarily to decreased borrowings under our line of credit during the year ended September 30, 2010. The balance for the year ended September 30, 2010 included $590 of the minimum earnings shortfall fee that was accrued as of September 30, 2010.

Amortization of deferred financing fees decreased for the year ended September 30, 2010 as compared to the prior year due to significant one-time costs related to the termination of our prior credit facility and transition to the Credit Facility, resulting in increased amortization of deferred financing fees during the year ended September 30, 2009 as compared to the year ended September 30, 2010.

Compensation expense increased for the year ended September 30, 2010 as compared to the prior year due to the conversion of stock option loans of two former employees from recourse to non-recourse loans. The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees upon exercise of the stock options in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, totaling $420. Since the value of the stock option loans totaled $665, we recorded compensation expense of $245.

Other operating expenses (including professional fees, stockholder related costs, director’s fees, insurance and other direct expenses) increased for the year ended September 30, 2010 as compared to the prior year, due primarily to legal fees incurred in connection with certain portfolio loans during the year ended September 30, 2010 and an increase in the provision for uncollectible receivables from portfolio companies.

Realized Loss and Unrealized Appreciation (Depreciation) on Investments

Realized Losses

For the year ended September 30, 2010, we recorded a net realized loss on investments of $2,893, which consisted of $4,259 of losses from three syndicated loan sales (Gold Toe, Kinetek and Wesco), the Western Directories write-off, and the CCS payoff, offset by a $1,366 gain from the ACE Expediters payoff. For the year ended September 30, 2009, we recorded a net realized loss on investments of $26,411, which consisted of $15,029 of losses from the sale of several syndicated loans and one non-syndicated loan, a $9,409 write-off of the Badanco loan, and a $2,000 write-off of a portion of the Greatwide second lien syndicated loan, partially offset by a $27 gain from the Country Road payoff.

Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. The net unrealized appreciation for the years ended September 30, 2010 and 2009 consisted of the following:

	Year Ended
	September 30,	September 30,
	2010	2009

Reversal of previously recorded unrealized depreciation upon realization of losses	$6,411	$24,531
Appreciation from Control investments	1,098	1,564
Depreciation from Non-Control/Non-Affiliate investments	(5,192)	(16,582)

Net unrealized appreciation on investments	$2,317	$9,513

The primary driver of our net unrealized appreciation for the years ended September 30, 2010 and 2009 was the reversal of previously recorded unrealized depreciation on our exited investments. Our Control investments also experienced unrealized appreciation due to an increase in certain comparable multiples. However, our Non-Control investments experienced unrealized depreciation, which was due primarily to a reduction in certain comparable multiples and the performance of some of our portfolio companies used to estimate the fair value of our investments. Although our investment portfolio appreciated during the year ended September 30, 2010, our entire portfolio was fair valued at 86% of cost as of September 30, 2010. The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized Loss and Unrealized Appreciation on Derivative

For the year ended September 30, 2009, we realized a loss of $304 due to the expiration of the interest rate cap in February 2009. In addition, we recorded unrealized appreciation on derivative of $304, which resulted from the reversal of previously recorded unrealized depreciation when the loss was realized during the year.

Net Unrealized Appreciation on Borrowings under Line of Credit

Net unrealized appreciation on borrowings under line of credit is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. The net unrealized appreciation on borrowings under line of credit for the years ended September 30, 2010 and 2009 were $789 and $350, respectively. We elected to apply ASC 825, “Financial Instruments,” which requires that we apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $17,940 and $83,350 as of September 30, 2010 and 2009, respectively. As a result, we recorded unrealized appreciation of $789 and $350 for the years ended September 30, 2010 and 2009, respectively.

Net Increase in Net Assets from Operations

For the year ended September 30, 2010, we realized a net increase in net assets resulting from operations of $16,394 as a result of the factors discussed above. For the year ended September 30, 2009, we realized a net increase in net assets resulting from operations of $3,783. Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the years ended September 30, 2010 and 2009 were $0.78 and $0.18, respectively.

COMPARISON OF THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2008

A comparison of our operating results for the fiscal years ended September 30, 2009 and 2008 is below:

	For the Year Ended September 30,
	2009	2008	$ Change	% Change

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$40,747	$43,734	$(2,987)	(6.8)%
Control investments	933	64	869	1,357.8%
Cash	11	335	(324)	(96.7)%
Notes receivable from employees	468	471	(3)	(0.6)%

Total interest income	42,159	44,604	(2,445)	(5.5)%
Other income	459	1,121	(662)	(59.1)%

Total investment income	42,618	45,725	(3,107)	(6.8)%

EXPENSES
Loan servicing fee	5,620	6,117	(497)	(8.1)%
Base management fee	2,005	2,212	(207)	(9.4)%
Incentive fee	3,326	5,311	(1,985)	(37.4)%
Administration fee	872	985	(113)	(11.5)%
Interest expense	7,949	8,284	(335)	(4.0)%
Amortization of deferred financing fees	2,778	1,534	1,244	81.1%
Professional fees	1,586	911	675	74.1%
Other expenses	1,131	1,215	(84)	(6.9)%

Expenses before credit from Adviser	25,267	26,569	(1,302)	(4.9)%
Credit to base management and incentive fees from Adviser	(3,680)	(7,397)	3,717	(50.3)%

Total expenses net of credit to base management and incentive fees	21,587	19,172	2,415	12.6%

NET INVESTMENT INCOME	21,031	26,553	(5,522)	(20.8)%

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized loss on investments	(26,411)	(787)	(25,624)	3,255.9%
Net unrealized appreciation (depreciation) on investments	9,513	(47,023)	56,536	(120.2)%
Realized (loss) gain on settlement of derivative	(304)	7	(311)	(4,442.9)%
Net unrealized appreciation (depreciation) on derivative	304	(12)	316	(2,633.3)%
Net unrealized appreciation on borrowings under line of credit	(350)	—	(350)	NM

Net loss on investments, derivative and borrowings under line of credit	(17,248)	(47,815)	30,567	(63.9)%
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,783	$(21,262)	25,045	(117.8)%

NM = Not Meaningful

Investment Income

Investment income for the year ended September 30, 2009 was $42,618 as compared to $45,725 for the year ended September 30, 2008. Interest income from our aggregate investment portfolio decreased for the year ended September 30, 2009 as compared to the prior year. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield. The weighted average yield varies from year to year based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting primarily from the exit of 15 investments during the year ended September 30, 2009, as well as a slight decrease in the weighted average yield on our portfolio. The annualized weighted average yield on our portfolio was 9.8% for the year ended September 30, 2009 as compared to 10.0% for the prior year. As of September 30, 2009, five investments were on non-accrual, for an aggregate of approximately $10,022 at cost, or 2.8% of the aggregate cost of our investment portfolio and as of September 30, 2008, three investments were on non-accrual for an aggregate of approximately $13,098 at cost, or 2.8% of the aggregate cost of our investment portfolio.

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

Interest income from invested cash decreased for the year ended September 30, 2009 as compared to the prior year. Interest income came from the following sources:

	Year Ended
	September 30,	September 30,
	2009	2008

Interest earned on Gladstone Capital account(1)	$—	$50
Interest earned on Business Loan custodial account(2)	10	199
Interest earned on Gladstone Financial account(3)	1	86

Total interest income from invested cash	$11	$335

(1)	Interest earned on our Gladstone Capital account during the year ended September 30, 2008 resulted from proceeds received from the equity offerings completed during the fiscal year that were held in the account prior to being invested or used to pay down the line of credit.

(2)	Interest earned on our Business Loan custodial account during the year ended September 30, 2008 resulted from large cash amounts held in the account prior to disbursement. During this fiscal year, we had $140,817 of originations to new portfolio companies.

(3)	Interest earned on our Gladstone Financial account during the year ended September 30, 2008 resulted from the U.S. Treasury bill that was held with an original maturity of six months.

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

The following table lists the investment income for the five largest portfolio companies during the respective years:

Year Ended September 30, 2009

	Interest	% of
Company	Income	Total

Sunshine Media	$3,377	8.0%
Reliable Biopharma	3,076	7.3%
Westlake Hardware	2,451	5.8%
Clinton Holdings	1,899	4.5%
VantaCore	1,705	4.0%

Subtotal	$12,508	29.6%
Other companies	29,629	70.4%

Total income from investments*	$42,137	100.0%

Year Ended September 30, 2008

	Interest	% of
Company	Income	Total

Sunshine Media	$2,939	6.5%
Reliable Biopharma	2,871	6.4%
Westlake Hardware	2,860	6.4%
Clinton Holdings	1,903	4.2%
Winchester Electronics	1,401	3.1%

Subtotal	$11,974	26.6%
Other companies	32,945	73.4%

Total income from investments*	$44,919	100.0%

*	Includes interest and other income from Non-Control and Control investments.

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary irrevocable and unconditional waivers to the base management and incentive fees, increased for the year ended September 30, 2009 as compared to the prior year primarily due to an increase in professional fees and amortization of deferred financing fees incurred in connection with our previous credit facility with Deutsche Bank AG (the “DB Facility”) and a new credit facility.

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

	Year Ended
	September 30,	September 30,
	2009	2008

Base management fee(1)	$2,005	$2,212
Credit for fees received by Adviser from the portfolio companies	(89)	(1,678)
Fee reduction for the voluntary, irrevocable and unconditional waiver of 2% fee on senior syndicated loans to 0.5%(2)	(265)	(408)

Net base management fee	$1,651	$126

(1)	Base management fee is net of loan servicing fees per the terms of the Advisory Agreement.

(2)	The board of our Adviser voluntarily, irrevocably and unconditionally waived on a quarterly basis the annual 2% base management fee to 0.5% for senior syndicated loan participations for the years ended September 30, 2009 and 2008. Fees waived cannot be recouped by the Adviser in the future.

Incentive fee decreased for the year ended September 30, 2009 as compared to the prior year. The board of our Adviser voluntarily, irrevocably and unconditionally waived on a quarterly basis the entire incentive fee for each quarter of the years ended September 30, 2009 and 2008. The incentive fee and associated credits are summarized in the table below:

	Year Ended
	September 30,	September 30,
	2009	2008

Incentive fee	$3,326	$5,311
Credit from voluntary, irrevocable and unconditional waiver issued by Adviser’s board of directors	(3,326)	(5,311)

Net incentive fee	$—	$—

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

Other operating expenses (including deferred financing fees, stockholder related costs, directors’ fees, insurance and other expenses) increased over the prior year driven by amortization of additional fees incurred with amending the DB Facility and our entry into a new credit facility and legal fees incurred in connection with troubled loans during the year ended September 30, 2009.

Realized Loss and Unrealized Appreciation (Depreciation) on Investments

Realized Losses

The realized loss for the year ended September 30, 2009 consisted of a $15,029 loss from the sale of several syndicated loans and one non-syndicated loan, a $9,409 write-off of the Badanco loan, and a $2,000 write-off of a portion of the Greatwide second lien syndicated loan, partially offset by a $27 gain from the Country Road payoff. Net realized loss on investments during the year ended September 30, 2008 resulted from the partial sale of the senior subordinated term loan of Greatwide Logistics, as well as the unamortized investment acquisition costs related to the Anitox and Macfadden loans, which were repaid in full during the year.

Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. The net unrealized appreciation (depreciation) for the years ended September 30, 2009 and 2008 were $9,513 and ($47,023), respectively.

The primary drivers of our net unrealized appreciation for the year ended September 30, 2009 were the reversal of previously recorded unrealized depreciation on our exited investments ($24,531) and the unrealized appreciation of our Control investments ($1,564), offset by unrealized depreciation of our Non-Control investments ($16,582). Our Non-Control investments experienced unrealized depreciation, which was due primarily to a reduction in certain comparable multiples and the performance of some of our portfolio companies used to estimate the fair value of our investments. For the year ended September 30, 2008, the unrealized depreciation resulted from the fair value decrease in our investments, most notably LocalTel, Greatwide, U.S. Healthcare and Visual Edge. We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and, to a lesser extent, the use of a modified valuation procedure for our non-control/non-affiliate investments. Consistent with the Board’s ongoing review and analysis of appropriate valuation procedures, and in consideration of the fair value measurements of ASC 820 adopted on October 1, 2008, the Board of Directors modified our valuation procedure so that the debt portion of bundled investments in non-controlled companies is based on opinions of value provided by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). This change in valuation estimate accounted for $2,887, or 6.1%, of the net unrealized depreciation for the year ended September 30, 2008.

Although our investment portfolio had depreciation, our entire portfolio was fair valued at 88% of cost as of September 30, 2009. The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized (Loss) Gain on Derivative

For the year ended September 30, 2009, we recorded a realized loss the settlement of our derivative of $304, due to the expiration of our interest rate cap agreement in February 2009. In addition, we recorded net unrealized appreciation on derivative of $304, which resulted from the reversal of previously recorded unrealized depreciation when the loss was realized. We did not receive any interest rate cap agreement payments during the period from October 2008 through February 2009 as a result of the one-month LIBOR having a downward trend. During the year ended September 30, 2008, we received interest rate cap agreement payments of only $7 as a result of the one-month LIBOR having a downward trend. We received payments when the one-month LIBOR was over 5%. In addition, we recorded net unrealized depreciation of $12, due to a decrease in the fair market value of our interest rate cap agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the years ended September 30, 2010 and 2009 were $86,501 and $95,521, and consisted primarily of proceeds received from the principal payments received from existing investments, partially offset by the purchase of new investments. In contrast, net cash used in operating activities for the year ended September 30, 2008 was $80,218, and consisted of the purchase of new investments, partially offset by principal loan repayments.

As of September 30, 2010, we had investments in debt securities, or loans to or syndicated participations in 39 private companies with a cost basis totaling $298,216. As of September 30, 2009, we had investments in debt securities, or loans to or syndicated participations in 48 private companies with a cost basis totaling $364,393. The following table summarizes our total portfolio investment activity during the years ended September 30, 2010 and 2009:

	Year Ended September 30,
	2010	2009

Beginning investment portfolio at fair value	$320,969	$407,933
New investments	23,245	24,911
Principal repayments (including repayment of PIK)	(82,566)	(47,490)
Proceeds from sales	(3,119)	(49,203)
Increase in investment balance due to PIK	53	166
Increase in investment balance due to rolled-over interest	529	1,455
Loan impairment / contra-investment	(715)	—
Net unrealized appreciation (depreciation)(1)	2,317	9,513
Net realized loss	(2,893)	(26,411)
Amortization of premiums and discounts	(711)	95

Ending investment portfolio at fair value	$257,109	$320,969

(1)	Includes the reversal of unrealized depreciation due to investment exits for the years ended September 30, 2010 and 2009 of $6,411 and $24,835, respectively.

During the fiscal years ended September 30, 2010, 2009 and 2008, the following investment activity occurred during each quarter of the respective fiscal year:

	New	Principal	Proceeds from	Net Gain (Loss)
Quarter Ended	Investments(1)	Repayments(2)	Sales/Exits(3)	on Disposal

September 30, 2010	$14,193	$25,615	$—	$—
June 30, 2010	2,171	18,482	—	(2,865)
March 31, 2010	4,817	23,065	337	892
December 31, 2009	2,064	15,404	2,782	(920)

Total fiscal year 2010	$23,245	$82,566	$3,119	$(2,893)

September 30, 2009	$1,221	$4,071	$7,241	$(12,086)
June 30, 2009	6,975	15,439	39,750	(10,594)
March 31, 2009	8,013	13,053	—	(2,000)
December 31, 2008	8,702	14,927	2,212	(1,731)

Total fiscal year 2009	$24,911	$47,490	$49,203	$(26,411)

September 30, 2008	$39,048	$21,381	$1,299	$(701)
June 30, 2008	43,678	40,755	—	(86)
March 31, 2008	20,483	3,000	—	—
December 31, 2007	73,341	4,047	—	—

Total fiscal year 2008	$176,550	$69,183	$1,299	$(787)

(1)	New Investments:

				Disbursements to
	New Investments			Existing Portfolio	Total
Quarter Ended	Companies		Investments	Companies	Disbursements

September 30, 2010	1	(a)	$10,000	$4,193	$14,193
June 30, 2010	1	(b)	400	1,771	2,171
March 31, 2010	—		—	4,817	4,817
December 31, 2009	1	(c)	180	1,884	2,064

Total fiscal year 2010	3		$10,580	$12,665	$23,245

September 30, 2009	—		$—	$1,221	$1,221
June 30, 2009	—		—	6,975	6,975
March 31, 2009	—		—	8,013	8,013
December 31, 2008	—		—	8,702	8,702

Total fiscal year 2009	—		$—	$24,911	$24,911

September 30, 2008	3	(d)	$33,375	$5,673	$39,048
June 30, 2008	3	(e)	35,750	7,928	43,678
March 31, 2008	1	(f)	13,700	6,783	20,483
December 31, 2007	5	(g)	57,992	15,349	73,341

Total fiscal year 2008	12		$140,817	$35,733	$176,550

(a)	Airvana Network Solutions

(b)	FedCap Partners

(c)	Northstar Broadband

(d)	AKQA, VantaCore and Tulsa Welding School

(e)	Saunders, Legend and BAS Broadcasting

(f)	ACE Expediters

(g)	Interfilm, Reliable, Lindmark, GS Maritime and GFRC

(2)	Principal Repayments (including repayment of PIK previously applied to principal balance):

	Number of		Unscheduled	Scheduled	Total
	Companies		Principal	Principal	Principal	Net Gain on
Quarter Ended	Fully Exited		Repayments(*)	Repayments	Repayments	Sale/Exit(#)

September 30, 2010	2	(a)	$14,135	$11,480	$25,615	$—
June 30, 2010	1	(b)	13,590	4,892	18,482	—
March 31, 2010	4	(c)	18,902	4,163	23,065	1,055
December 31, 2009	1	(d)	13,054	2,350	15,404	—

Total fiscal year 2010	8		$59,681	$22,885	$82,566	$1,055

September 30, 2009	—		$—	$4,071	$4,071	$—
June 30, 2009	1	(e)	10,449	4,990	15,439	—
March 31, 2009	—	(f)	7,813	5,240	13,053	—
December 31, 2008	2	(g)	6,966	7,961	14,927	—

Total fiscal year 2009	3		$25,228	$22,262	$47,490	$—

September 30, 2008	2	(h)	$12,797	$8,584	$21,381	$—
June 30, 2008	3	(i)	28,134	12,621	40,755	—
March 31, 2008	—	(j)	500	2,500	3,000	—
December 31, 2007	—		—	4,047	4,047	—

Total fiscal year 2008	5		$41,431	$27,752	$69,183	$—

(*)	Includes principal payments due to excess cash flows, covenant violations, exits, refinancing, etc.

(#)	Net gain on principal repayments of $1,055 plus the net loss on sales/exits of $3,948 (per footnote 3 below) equals net loss of $2,893, which is included on the consolidated statement of operations for the year ended September 30, 2010.

(a)	Full payoff from Anitox and Doe and Ingalls

(b)	Full payoff from VantaCore.

(c)	Full payoff from ACE Expediters (which resulted in a gain on the warrants), ActivStyle, CCS and Visual Edge.

(d)	Full payoff from Tulsa Welding and partial payoff from BAS Broadcasting senior term debt (last out tranche).

(e)	Full payoff from Multi-Ag Media ($1,687), partial payoff from Saunders line of credit ($2,500) and refinancing from ActivStyle ($6,262).

(f)	Refinancing from ACE Expediters and Sunburst media.

(g)	Full payoff from Community Media and Country Road.

(h)	Full payoff from Express Courier International and Meteor Holding.

(i)	Full payoff from Macfadden Performing Arts, Reading Broadcasting and SCS ($25,074) and partial payoff from Anitox Senior Real Estate Term Debt ($3,060).

(j)	Partial payoff from Risk Metrics Senior Subordinated Term Debt.

(3)	Loan Sales / Exits:

	Number of			Position	Unamortized	Net (Loss)
	Companies		Proceeds	(Principal)	Loan	Gain on
Quarter Ended	Fully Exited		Received	Exited	Costs(*)	Exit(#)

September 30, 2010	—		$—	$—	$—	$—
June 30, 2010	1	(a)	—	(2,865)	—	(2,865)
March 31, 2010	1	(b)	337	(500)	—	(163)
December 31, 2009	2	(c)	2,782	(3,685)	(17)	(920)

Total fiscal year 2010	4		$3,119	$(7,050)	$(17)	$(3,948)

September 30, 2009	3	(d)	$7,241	$(19,321)	$(6)	$(12,086)
June 30, 2009	8	(e)	39,750	(52,295)	1,951	(10,594)
March 31, 2009	1	(f)	—	(2,000)	—	(2,000)
December 31, 2008	—	(g)	2,212	(3,950)	7	(1,731)

Total fiscal year 2009	12		$49,203	$(77,566)	$1,952	$(26,411)

September 30, 2008	—	(h)	$1,299	$(2,000)	$—	$(701)
June 30, 2008	—		—	—	(86)	(86)
March 31, 2008	—		—	—	—	—
December 31, 2007	—		—	—	—	—

Total fiscal year 2008	—		$1,299	$(2,000)	$(86)	$(787)

(*)	Includes balance of premiums, discounts and acquisition cost at time of exit.

(#)	Net gain on principal repayments of $1,055 (per footnote 2 above) plus the net loss on sales/exits of $3,948 equals net loss of $2,893, which is included on the consolidated statement of operations for the year ended September 30, 2010.

(a)	Write-off of Western Directories line of credit, preferred stock and common stock.

(b)	Complete sale of Gold Toe senior subordinated syndicated loan.

(c)	Complete sale of Kinetek senior term syndicated loan and Wesco Holdings senior subordinated syndicated loan.

(d)	Full sale of CHG and John Henry syndicated loans, write-off of Badanco loan, and partial sale of Kinetek syndicated loan (senior subordinated debt).

(e)	Full sale of 8 loans (7 syndicated and 1 non-syndicated) and partial sale of CHG, GTM and Wesco syndicated loans (senior term debt).

(f)	Write-off of Greatwide syndicated loan (senior subordinated term debt).

(g)	Partial sale of Greatwide Logistics syndicated loan (senior term debt).

(h)	Partial sale of Greatwide Logistics syndicated loan (senior subordinated term debt).

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments.

Fiscal Year Ending September 30,	Amount

2011	$59,575
2012	72,201
2013	124,496
2014	31,840
2015	6,850

Total Contractual Repayments	$294,962
Investments in equity securities	4,189
Unamortized premiums, discounts and investment acquisition costs on debt securities	(935)

Total	$298,216

Investing Activities

Net cash provided by investing activities for the fiscal year ended September 30, 2008 was $2,484 for the redemption of a U.S. Treasury Bill with an original maturity of six months. The U.S. Treasury Bill was purchased in 2007 with proceeds from our initial stock purchase in our wholly-owned subsidiary, Gladstone Financial Corporation (previously known as Gladstone SSBIC Corporation).

Financing Activities

Net cash used in financing activities for the fiscal year ended September 30, 2010 was $84,043 and mainly consisted of net payments on the Credit Facility of $91,100, distribution payments of $17,690 and financing fees of $1,525 associated with the Credit Facility, which was entered into on March 15, 2010.

Net cash used in financing activities for the fiscal year ended September 30, 2009 was $96,738 and mainly consisted of net payments on our line of credit of $68,030, distribution payments of $26,570 and financing fees of $2,103 associated with the Credit Facility which was entered into on May 15, 2009.

Net cash provided by financing activities for the fiscal year ended September 30, 2008 was $75,388 and mainly consisted of net borrowings on our line of credit of $6,590, proceeds of $105,374, net of offering costs, from the issuance of common stock and distribution payments of $33,379.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.14 per common share for each month from October 2008 through March 2009 and $0.07 per common share for each month from April 2009 through September 2010. We declared and paid monthly cash dividends of $0.14 per common share during each month of the fiscal year ended September 30, 2008.

For the year ended September 30, 2010, our distribution payments were approximately $17,690. We declared these distributions based on our estimates of net investment income for the fiscal year. Our investment pace was slower than expected and, consequently, our net investment income was lower than our original estimates. A portion of the distributions declared during fiscal 2010 is expected to be treated as a return of capital to our stockholders.

Section 19(a) Disclosure

Our Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), we post a

Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also send to our registered stockholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Following the calendar year end, after definitive information has been determined by us, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to our stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended September 30, 2010:

Month Ended	Ordinary Income	Return of Capital*	Total Dividend

July 31, 2010	$0.068	$0.002	$0.070
August 31, 2010	0.069	0.001	0.070
September 30, 2010	0.069	0.001	0.070

Because our Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of our monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the quarter ended September 30, 2010, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital*	Total Dividend

July 31, 3010	$0.094	$(0.024)	$0.070
August 31, 2010	0.070	0.000	0.070
September 30, 2010	0.046	0.024	0.070

*	A positive number under Return of Capital indicates a return of capital was estimated whereas a negative number indicates that a surplus of income above the distribution was estimated.

Tax Information for the Year Ended September 30, 2010

We are providing this information as required by the Internal Revenue Code. The amounts shown may differ from those elsewhere in this report because of differences between tax and financial reporting requirements.

Our distributions to stockholders included $0 from long-term capital gains, subject to the 15% rate gains category.

For taxable non-corporate stockholders, none of our income represents qualified dividend income subject to the 15% rate category. For corporatestockholders, none of our income qualifies for the dividends received deduction.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV, as it has consistently traded for most of the last 18 months, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of September 30, 2010, our NAV per share was $11.85 and as of November 19, 2010 our closing market price was $11.50 per share. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 18, 2010, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008.

On May 17, 2010, we and our Adviser entered into an equity distribution agreement (the “Equity Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”) under which we may, from time to time, issue and sell through the Agent up to 2,000,000 shares of our common stock (the “Shares”) based upon instructions from us. Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the Nasdaq Global Select Market or such other sales of the Shares as shall be agreed by us and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2% of the gross sales price of the Shares for amounts of Shares sold pursuant to the Equity Agreement. To date, we have not issued any Shares pursuant to the Equity Agreement.

Revolving Credit Facility

On March 15, 2010, we entered into a fourth amended and restated credit agreement which currently provides for a $127,000 revolving line of credit. Advances under the Credit Facility initially bore interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. However, on November    2010 (the “Amendment Date”), we amended our Credit Facility such that advances bear interest at the 30-day LIBOR (subject to a minimum rate of 1.5%), plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202,000 through the addition of other committed lenders to the facility. As of September 30, 2010, there was a cost basis of approximately $16,800 of borrowings outstanding under the Credit Facility at an average interest rate of 6.5%. As of November 19, 2010, there was a cost basis of approximately $19,600 of borrowings outstanding. We expect that the Credit Facility will allow us to increase the rate of our investment activity and grow the size of our investment portfolio. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by us. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, we will be required to use all principal collections from our loans to pay outstanding principal on the Credit Facility.

In addition to the annual interest rate on borrowings outstanding, under the terms of the Credit Facility prior to the Amendment Date, we were obligated to pay an annual minimum earnings shortfall fee to the committed lenders on March 15, 2011, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of September 30, 2010, we had accrued approximately $590 in minimum earnings shortfall fees. However, as a result of the amendment to the

Credit Facility, we are no longer obligated to pay an annual minimum earnings shortfall fee. On the Amendment Date, we paid a $665 fee.

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of September 30, 2010, we had 23 obligors and we were in compliance with all of the facility covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2010, we had a commitment to purchase a $3,000 syndicated loan, which closed subsequent to September 30, 2010. In addition, we have certain lines of credit with our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused lines of credit commitments as of September 30, 2010 and 2009 to be nominal.

In July 2009, we executed a guaranty of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc. (“Defiance”), one of our Control investments. If Defiance has a payment default, the guaranty is callable once the bank has reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The guaranty is limited to $250 plus interest on that amount accrued from the date demand payment is made under the guaranty, and all costs incurred by the bank in its collection efforts. As of September 30, 2010, we had not been required to make any payments on the guaranty of the line of credit agreement and we consider the credit risk to be remote.

In accordance with GAAP, the unused portions of the lines of credit commitments are not recorded on the accompanying consolidated statements of assets and liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of September 30, 2010 and 2009:

	As of September 30,
	2010	2009

Unused lines of credit	$9,304	$14,055
Guarantees	250	250

The following table shows our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Less than
Contractual Obligations(1)	1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Line of credit(2)	—	$17,940	—	—	$17,940

(1)	Excludes the unused commitments to extend credit to our portfolio companies of $9,304, as discussed above.

(2)	Borrowings under the Credit Facility are listed, at fair value, based on the contractual maturity due to the revolving nature of the facility.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the years reported. Actual results could materially differ from those estimates. Actual results could differ materially from those estimates. We have identified our investment valuation process, which was modified during the year ended September 30, 2010, as our most critical accounting policy.

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

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.

See Note 3, “Investments” in the accompanying notes to our consolidated financial statements included elsewhere in this report for additional information regarding fair value measurements and our adoption of ASC 820.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows. The use of a discounted cash flow (“DCF”) methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the use of valuing investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of September 30, 2010, we assessed trading activity in syndicated loan assets and determined that there had been a return to market liquidity and a better functioning secondary market for these assets. Thus, firm bid prices or indicative bid prices were used to fair value our remaining syndicated loans at September 30, 2010.

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

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that there is reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “— Credit Information,” the risk ratings of the loans described below under “— Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

(2) Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities:  The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach. For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820-10 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

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

(4) Portfolio investments comprised of non-publicly traded non-control equity securities of other funds:  We value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund.

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

Company’s	First	Second
System	NRSRO	NRSRO	Description(a)

>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
<1	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(a)	The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual. As of September 30, 2009, one Non-Control/Non-Affiliate investments and four Control investments were on non-accrual. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2010 and 2009, representing approximately 94% and 96%, respectively, of all loans in our portfolio at the end of each year:

	Sept. 30,	Sept. 30,
Rating	2010	2009

Highest	10.0	9.0
Average	6.1	7.1
Weighted Average	5.7	7.2
Lowest	1.0	3.0

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at September 30, 2010 and 2009, representing approximately 2% of all loans in our portfolio at the end of each year:

	Sept. 30,	Sept. 30,
Rating	2010	2009

Highest	7.0	7.0
Average	7.0	7.0
Weighted Average	7.0	7.0
Lowest	7.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2010 and 2009, representing approximately 4% and 2%, respectively, of all loans in our portfolio at the end of each year:

	Sept. 30,	Sept. 30,
Rating	2010	2009

Highest	B+/B2	B-/B3
Average	B+/B2	CCC+/Caa1
Weighted Average	B+/B2	CCC+/Caa1
Lowest	B2	D/C

Tax Status

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification, and annual distribution requirements. Under the annual distribution requirement, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. We have a policy to pay out as distributions up to 100% of that amount.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29,926 or 10.0% of the cost basis of all investments in our portfolio. As of September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022 or 2.8% of the cost basis of all investments in our portfolio. Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in our consolidated statements of operations.

Paid in Kind Interest and Original Issue Discount

One loan in our portfolio contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $53, $166 and $58 for the years ended September 30, 2010, 2009 and 2008, respectively. We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. For the years ended September 30, 2010, 2009 and 2008, we rolled over past due interest to the principal balance of $529, $1,455 and $0, respectively. In addition, we have four OID loans . For the years ended September 30, 2010, 2009 and 2008, we recorded OID income of $21, $206 and $29, respectively.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to our consolidated financial statements included elsewhere in this report for a description and our application of recent accounting pronouncements. Our adoption of these recent accounting pronouncements did not have a material effect on our financial position and results of operations.

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

While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates, currently substantially all of our investment portfolio is at variable rates. As of September 30, 2010, our portfolio consisted of the following:

82%	variable rates with a floor
8%	variable rates without a floor or ceiling
10%	fixed rate

100%	total

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

			Net Increase
			(Decrease) in Net
	Increase (Decrease) in	Increase (Decrease) in	Assets Resulting
Basis Point Change	Interest Income	Interest Expense(a)	from Operations

Up 200 basis points	$639	$43	$596
Up 100 basis points	246	—	246
Down 100 basis points	(128)	—	(128)
Down 200 basis points	(201)	—	(201)

(a)	As of September 30, 2010, the LIBOR was 0.26%; since the Credit Facility interest rate was subject to a 2.0% floor, there is no impact from a 100 basis point increase or decrease.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 22, 2010

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

McLean, VA
November 22, 2010

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,	September 30,
	2010	2009
	(Dollar amounts in thousands,
	except per share data)

ASSETS
Non-Control/Non-Affiliate investments (Cost of $244,140 and $312,043, respectively)	$223,737	$286,997
Control investments (Cost of $54,076 and $52,350, respectively)	33,372	33,972

Total investments at fair value (Cost of $298,216 and $364,393, respectively)	257,109	320,969
Cash	7,734	5,276
Interest receivable — investments in debt securities	2,648	3,048
Interest receivable — employees (Refer to Note 4)	104	85
Due from custodian	255	3,059
Due from Adviser (Refer to Note 4)	—	69
Deferred financing fees	1,266	1,230
Prepaid assets	799	341
Receivables from portfolio companies, less allowance for uncollectible receivables of $322 and $0 at September 30, 2010 and 2009, respectively	289	1,528
Other assets	314	305

TOTAL ASSETS	$270,518	$335,910

LIABILITIES
Accounts payable	$—	$67
Interest payable	693	378
Fee due to Administrator (Refer to Note 4)	267	216
Fees due to Adviser (Refer to Note 4)	673	834
Borrowings under line of credit (Cost of $16,800 and $83,000, respectively)	17,940	83,350
Accrued expenses and deferred liabilities	1,426	1,800
Funds held in escrow	273	189

TOTAL LIABILITIES	21,272	86,834

COMMITMENTS AND CONTINGENCIES	—	—
NET ASSETS	$249,246	$249,076

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,039,242 and 21,087,574 shares issued and outstanding at September 30, 2010 and 2009, respectively	$21	$21
Capital in excess of par value	326,935	328,203
Notes receivable — employees (Refer to Note 4)	(7,103)	(9,019)
Net unrealized depreciation on investments	(41,108)	(43,425)
Net unrealized appreciation on borrowings under line of credit	(1,140)	(350)
Overdistributed net investment income	(1,103)	—
Accumulated Net Realized Losses	(27,256)	(26,354)

TOTAL NET ASSETS	$249,246	$249,076

NET ASSETS PER SHARE	$11.85	$11.81

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2010	2009	2008
	(Dollar amounts in thousands,
	except per share data)

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$29,938	$40,747	$43,734
Control investments	2,645	933	64
Cash	1	11	335
Notes receivable from employees (Refer to Note 4)	437	468	471

Total interest income	33,021	42,159	44,604
Other income	2,518	459	1,121

Total investment income	35,539	42,618	45,725

EXPENSES
Loan servicing fee (Refer to Note 4)	3,412	5,620	6,117
Base management fee (Refer to Note 4)	2,673	2,005	2,212
Incentive fee (Refer to Note 4)	1,823	3,326	5,311
Administration fee (Refer to Note 4)	807	872	985
Interest expense	4,390	7,949	8,284
Amortization of deferred financing fees	1,490	2,778	1,534
Professional fees	2,101	1,586	911
Compensation expense (Refer to Note 4)	245	—	—
Other expenses	1,259	1,131	1,215

Expenses before credit from Adviser	18,200	25,267	26,569
Credit to fees from Adviser (Refer to Note 4)	(420)	(3,680)	(7,397)

Total expenses net of credit to credits to fees	17,780	21,587	19,172

NET INVESTMENT INCOME	17,759	21,031	26,553

REALIZED AND UNREALIZED LOSS ON:
Net realized loss on investments	(2,893)	(26,411)	(787)
Net unrealized appreciation (depreciation) on investments	2,317	9,513	(47,023)
Realized (loss) gain on settlement of derivative	—	(304)	7
Net unrealized appreciation (depreciation) on derivative	—	304	(12)
Net unrealized appreciation on borrowings under line of credit	(789)	(350)	—

Net loss on investments, derivative and borrowings under line of credit	(1,365)	(17,248)	(47,815)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,394	$3,783	$(21,262)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and Diluted	$0.78	$0.18	$(1.08)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and Diluted	21,060,351	21,087,574	19,699,796

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended September 30,
	2010	2009	2008
	(Dollar amounts in thousands)

Operations:
Net investment income	$17,759	$21,031	$26,553
Net loss on sale of investments	(2,893)	(26,411)	(787)
Net unrealized appreciation (depreciation) on investments	2,317	9,513	(47,023)
Realized (loss) gain on settlement of derivative	—	(304)	7
Net unrealized appreciation (depreciation) on derivative	—	304	(12)
Net unrealized appreciation on borrowings under line of credit	(789)	(350)	—

Net increase (decrease) in net assets from operations	16,394	3,783	(21,262)

Distributions to stockholders from:
Net investment income	(16,907)	(20,795)	(25,945)
Long Term Capital Gains	—	(27)	(285)
Return of capital	(783)	(5,748)	(7,149)

Net decrease in net assets from distributions to stockholders	(17,690)	(26,570)	(33,379)

Capital share transactions:
Issuance of common stock under shelf offering	—	—	106,226
Shelf offering costs	(28)	(41)	(852)
Repayment of principal on employee notes	1,400	6	56
Conversion of former employee stock option loans from recourse to non-recourse	(420)	—	—
Reclassification of principal on employee note	514	150	—

Net increase in net assets from capital share transactions	1,466	115	105,430

Total increase (decrease) in net assets	170	(22,672)	50,789
Net assets at beginning of year	249,076	271,748	220,959
Net assets at end of year	$249,246	$249,076	$271,748

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008
	(Dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$16,393	$3,783	$(21,262)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(23,245)	(24,911)	(176,550)
Principal repayments on investments	82,515	47,490	69,183
Proceeds from sale of investments	3,119	49,203	1,299
Repayment of paid in kind interest	51	—	—
Increase in investment balance due to paid in kind interest	(53)	(166)	(58)
Increase in investment balance due to rolled-over interest	(529)	(1,455)	—
Net change in premiums, discounts and amortization	711	(95)	228
Loan impairment / contra-investment	715	—	—
Net realized loss on investments	2,893	26,411	787
Net unrealized (appreciation) depreciation on investments	(2,317)	(9,513)	47,023
Realized loss on settlement of derivative	—	304	—
Net unrealized (appreciation) depreciation on derivative	—	(304)	12
Net unrealized appreciation on borrowings under line of credit	789	350	—
Amortization of deferred financing fees	1,490	2,778	1,534
Change in compensation expense from non-recourse notes	245	—	—
Decrease (increase) in interest receivable	382	546	(1,232)
Decrease (increase) in funds due from custodian	2,804	1,485	(1,313)
(Increase) decrease in prepaid assets	(459)	(35)	31
Decrease (increase) in due from Adviser	69	(69)	—
Decrease in receivables from portfolio companies	1,239	(968)	(480)
Increase in other assets	(3)	123	(10)
(Decrease) increase in accounts payable	(67)	59	2
Increase (decrease) in interest payable	315	(268)	59
(Decrease) increase in accrued expenses and deferred liabilities	(529)	472	537
(Decrease) increase in fees due to Adviser (Refer to Note 4)	(161)	377	(252)
Increase (decrease) in fee due to Administrator (Refer to Note 4)	51	(31)	10
Increase (decrease) in funds held in escrow	83	(45)	234

Net cash provided by (used in) operating activities	86,501	95,521	(80,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of U.S. Treasury Bill	—	—	2,484

Net cash provided by investing activities	—	—	2,484

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common shares	—	—	106,226
Shelf offering costs	(28)	(41)	(852)
Borrowings from the line of credit	24,900	48,800	200,618
Repayments on the line of credit	(91,100)	(116,830)	(194,028)
Distributions paid	(17,690)	(26,570)	(33,379)
Receipt of principal on notes receivable — employees (Refer to Note 4)	1,400	6	56
Deferred financing fees	(1,525)	(2,103)	(3,253)

Net cash (used in) provided by financing activities	(84,043)	(96,738)	75,388

NET INCREASE (DECREASE) IN CASH	2,458	(1,217)	(2,346)
CASH, BEGINNING OF YEAR	5,276	6,493	8,839

CASH, END OF YEAR	$7,734	$5,276	$6,493

CASH PAID DURING PERIOD FOR INTEREST	$4,075	$8,278	$8,226
CASH PAID DURING PERIOD FOR TAXES	$—	$—	$7
NON-CASH FINANCING ACTIVITIES
Portfolio company payoff proceeds held in escrow (included in other assets and other liabilities)	$155	$—	$—
Reclassification of principal on employee note (Refer to Note 4)	$515	$150	$—
Cancellation of employee note receivable (Refer to Note 4)	$420	$—	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010

Company(1)	Industry	Investment(2)	Cost	Fair Value
			(Dollar amounts in thousands)

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Non-syndicated Loans:
Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 12/2011)(5)	$963	$809
Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012)(5)	9,094	8,543
		Senior Term Debt (13.0%, Due 12/2010)(5)	65	64
BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013)(5)	7,465	6,644
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 11/2010)(5)	450	428
		Senior Term Debt (7.3%, Due 11/2010)(5)	333	317
CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012)(5)	5,972	5,868
FedCap Partners, LLC	Private equity fund	Class A Membership Units(8)	400	400
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants(7)(8)	37	284
GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012)(5)	6,111	6,004
		Senior Subordinated Term Debt (14.0%, Due 12/2012)(3)(5)	6,632	6,450
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012)(3)(5)	3,560	2,937
Heartland Communications Group	Service-radio station operator	Line of Credit, $100 available (8.5%, Due 3/2013)	—	—
		Line of Credit, $100 available (8.5%, Due 3/2013)	—	—
		Senior Term Debt (8.5%, Due 3/2013)(5)	4,301	2,519
		Common Stock Warrants(7)(8)	66	—
Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012)(5)	2,400	2,382
International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2011)(5)	—	—
		Senior Term Debt (8.5%, Due 5/2012)(5)	1,557	1,537
		Senior Term Debt (10.5%, Due 5/2012)(3)(5)	2,500	2,456
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (non-accrual, Due 7/2010)(5)(10)	161	16
		Senior Term Debt (non-accrual, Due 7/2010)(5)(10)	1,921	192
Legend Communications of Wyoming LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013)(5)	9,880	6,422
Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $1,350 available (5.0%, Due 12/2012)(5)	1,350	1,269
		Senior Term Debt (5)(5.0%, Due 12/2012)(5)	3,870	3,638
		Senior Term Debt (5.0%, Due 12/2012)(3)(5)	4,648	4,323
		Preferred Equity(7)(8)	—	—
		Common Stock(7)(8)	—	—
Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012)(5)	6,301	5,765

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

Company(1)	Industry	Investment(2)	Cost	Fair Value
			(Dollar amounts in thousands)

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012)(5)	$117	$102
Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (12.0%, Due 10/2010)(5)(12)	150	150
		Senior Term Debt (10.5%, Due 12/2011)(5)	1,950	1,945
		Senior Term Debt (10.5%, Due 12/2011)(3)(5)	7,500	7,481
Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note (13.0%, Due 10/2010)(5)(13)	1,000	950
		Senior Term Debt (13.0%, Due 10/2010)(5)(13)	4,125	3,919
		Senior Term Debt (13.0%, Due 10/2010)(3)(5)(13)	4,053	3,850
PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2011)	—	—
		Senior Term Debt (8.5%, Due 7/2011)(5)	1,000	940
		Senior Term Debt (10.5%, Due 7/2011)(3)(5)	2,900	2,697
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2011)(3)(5)	1,937	1,918
		Senior Term Debt (11.5%, Due 1/2011)(4)(5)	3,060	3,029
Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010)(5)(14)	1,200	1,188
		Mortgage Note (9.5%, Due 10/2014)(5)	7,255	7,201
		Senior Term Debt (9.0%, Due 10/2012)(5)	1,080	1,069
		Senior Term Debt (11.0%, Due 10/2012)(3)(5)	11,693	11,386
		Senior Subordinated Term Debt (12.0%, Due 10/2013)(5)	6,000	5,730
		Common Stock Warrants(7)(8)	209	—
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013)(5)	8,947	8,935
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (non-accrual, Due 10/2012)(5)(10)	450	140
		Senior Term Debt (non-accrual, Due 10/2012)(5)(10)	2,931	352
Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011)(5)	6,391	5,100
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $2,000 available (10.5%, Due 2/2011)(5)	1,599	1,499
		Senior Term Debt (10.5%, Due 5/2012)(5)	16,948	15,889
		Senior Term Debt (13.3%, Due 5/2012)(3)(5)	10,700	9,898
Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011)(5)	1,000	970
		Senior Term Debt (8.5%, Due 1/2011)(5)	1,075	1,043
		Senior Term Debt (12.0%, Due 1/2011)(3)(5)	3,000	2,888

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

Company(1)	Industry	Investment(2)	Cost	Fair Value
			(Dollar amounts in thousands)

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011)(5)	$675	$672
		Senior Term Debt (13.0%, Due 3/2011)(3)(5)	4,005	3,990
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014)(5)	12,000	11,820
		Senior Subordinated Term Debt (13.5%, Due 1/2014)(5)	8,000	7,800
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2012)(5)	1,250	1,244
		Senior Term Debt (6.0%, Due 5/2013)(5)	1,686	1,661
		Senior Subordinated Term Debt (14.0%, Due 6/2013)(5)	9,875	9,603

Subtotal — Non-syndicated loans			225,798	206,326

Syndicated Loans:
Airvana Network Solutions, Inc	Service-telecommunications	Senior Term Debt (11.0%, Due 8/2014)(6)	$8,858	$8,942
Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.9%, Due 1/2012)(6)	7,159	6,427
WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013)(6)	1,881	1,655
		Senior Preferred Equity(7)(8)	333	379
		Junior Preferred Equity(7)(8)	111	8
		Common Stock(7)(8)	—	—

Subtotal — Syndicated loans			18,342	17,411

Total Non-Control/Non-Affiliate Investments			$244,140	$223,737

CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $1,621 available (non-accrual, Due 10/2010)(7)(10)(11)	$1,319	$—
		Common Stock(7)(8)	424	—
Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013)(3)(5)	8,325	8,325
		Common Stock(7)(8)	1	1,543
		Guaranty ($250)
Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (non-accrual, Due 10/2012)(5)(9)(10)	10,000	5,000
		Senior Subordinated Term Debt (non-accrual, Due 12/2010)(5)(9)(10)	2,000	1,000
		Senior Subordinated Term Debt (non-accrual, Due Upon Demand)(5)(9)(10)	1,794	897
		Common Stock(7)(8)	1	—
LocalTel, LLC	Service-yellow pages publishing	Line of credit, $1,850 available (non-accrual, Due 12/2010)(7)(10)	1,698	1,063
		Senior Term Debt (non-accrual, Due 2/2012)(7)(10)	325	—
		Line of Credit, $3,000 available (non-accrual, Due 6/2011)(7)(10)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011)(7)(10)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011)(3)(7)(10)	2,750	—
		Common Stock Warrants(7)(8)	—	—

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

Company(1)	Industry	Investment(2)	Cost	Fair Value
			(Dollar amounts in thousands)

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013)(5)	$18,254	$15,539
		Common Stock(7)(8)	138	—
U.S. Healthcare Communications, Inc.	Service-magazine publisher/ operator	Line of credit, $400 available (non-accrual, Due 12/2010)(7)(10)	269	5
		Line of credit, $450 available (non-accrual, Due 12/2010)(7)(10)	450	—
		Common Stock(7)(8)	2,470	—

Total Control Investments			$54,076	$33,372

Total Investments(15)			$298,216	$257,109

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents interest rates in effect at September 30, 2010 and due date represents the contractual maturity date.

(3)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(4)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt, however, the debt is also junior to another LOT.

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(6)	Security valued based on the indicative bid price on or near September 30, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(7)	Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(8)	Security is non-income producing.

(9)	Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues at a conditional interest rate. The conditional interest is not recorded until paid (see Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition”).

(10)	BERTL, KMBQ, Lindmark, LocalTel, SCI Cable and U.S. Healthcare are currently past due on interest payments and are on non-accrual.

(11)	BERTL’s interest includes paid in kind interest. Please refer to Note 2 “Summary of Significant Accounting Policies.” Subsequent to September 30, 2010, BERTL’s line of credit maturity date was extended to October 2011.

(12)	Subsequent to September 30, 2010, Pinnacle’s line of credit maturity date was extended to January 2011.

(13)	Subsequent to September 30, 2010, Precision’s equipment note and senior term loan maturity dates were extended to November 2010.

(14)	Subsequent to September 30, 2010, Reliable’s line of credit limit was reduced to $3,500, the interest rate floor was increased to 10.0% and the maturity date was extended to January 2011.

(15)	Aggregate gross unrealized depreciation for federal income tax purposes is $1,919; aggregate gross unrealized appreciation for federal income tax purposes is $43,023. Net unrealized depreciation is $41,104 based on a tax cost of $298,186.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2009

Company(1)	Industry	Investment(2)	Cost	Fair Value
			(Dollar amounts in thousands)

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Non-syndicated Loans:
Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.5%, Due 12/2009)(5)(9)	$963	$868
ACE Expediters, Inc	Service-over-the-ground logistics	Senior Term Debt (13.5%, Due 9/2014)(5)(13)	5,106	4,864
		Common Stock Warrants(8)	200	564
ActivStyle Acquisition Co.	Service-medical products distribution	Senior Term Debt (13.0%, Due 4/2014)(3)(5)	4,000	3,940
Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.0%, Due 9/2012)(5)	9,709	8,746
		Senior Term Debt (13.0%, Due 12/2010)(5)	260	246
Anitox Acquisition Company	Manufacturing-preservatives for animal feed	Line of Credit, $3,000 available (4.5%, Due 1/2010)(5)	1,700	1,681
		Senior Term Debt (8.5%, Due 1/2012)(5)	2,877	2,823
		Senior Term Debt (10.5%, Due 1/2012)(3)(5)	3,688	3,582
BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013)(5)	7,300	5,840
		Senior Term Debt (12.0%, Due 7/2009)(3)(5)(12)	950	475
CCS, LLC	Service-cable TV franchise owner	Senior Term Debt (non-accrual, Due 8/2008)(5)(10)(12)	631	126
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 9/2010)(5)	450	427
		Senior Term Debt (7.3%, Due 9/2010)(5)	518	488
CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012)(5)	6,233	5,890
Doe & Ingalls Management LLC	Distributor-specialty chemicals	Senior Term Debt (6.8%, Due 11/2010)(5)	2,300	2,266
		Senior Term Debt (7.8%, Due 11/2010)(3)(5)	4,365	4,267
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants(8)	37	1,223
GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Line of Credit, $2,000 available (4.5%, Due 12/2010)	—	—
		Senior Term Debt (9.0%, Due 12/2012)(5)	6,599	6,450
		Senior Subordinated Term Debt (11.5%, Due 12/2012)(3)(5)	6,665	6,432
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2010)(3)(5)	4,410	3,528
Heartland Communications Group	Service-radio station operator	Senior Term Debt (10.0%, Due 5/2011)(5)	4,567	2,726
Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012)(5)	4,950	4,715
International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2010)(5)	700	690
		Senior Term Debt (8.5%, Due 5/2012)(5)	2,120	2,036
		Senior Term Debt (10.5%, Due 5/2012)(3)(5)	2,500	2,366

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

Company(1)	Industry	Investment(2)	Cost	Fair Value
			(Dollar amounts in thousands)

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (11.0%, Due 3/2010)(5)	$153	$69
		Senior Term Debt (11.0%, Due 3/2010)(5)	1,785	801
Legend Communications of Wyoming LLC	Service-operator of radio stations	Line of Credit, $500 available (12.0%, Due 6/2011)(5)	497	450
		Senior Term Debt (12.0%, Due 6/2013)(5)	9,373	8,482
Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $3,000 available (11.3%, Due 5/2010)(5)	1,000	945
		Senior Term Debt (5)(11.3%, Due 5/2012)(5)	3,870	3,657
		Senior Term Debt (14.3%, Due 5/2012)(3)(5)	4,410	4,112
Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (10.0%, Due 5/2010)(5)	6,562	5,414
Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (4.5%, Due 12/2009)	—	—
		Senior Term Debt (10.5%, Due 12/2011)(5)	2,750	2,633
		Senior Term Debt (10.5%, Due 12/2011)(3)(5)	7,500	7,059
Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note (8.5%, Due 10/2011)(5)	1,000	988
		Senior Term Debt (8.5%, Due 10/2010)(5)	4,250	4,192
		Senior Term Debt (11.5%, Due 10/2010)(3)(5)	4,074	4,023
PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2010)	—	—
		Senior Term Debt (8.5%, Due 7/2011)(5)	1,600	1,468
		Senior Term Debt (10.5%, Due 7/2011)(3)(5)	2,900	2,632
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (8.5%, Due 1/2011)(3)(5)	2,437	2,383
		Senior Term Debt (10.5%, Due 1/2011)(4)(5)	3,060	2,949
Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $5,000 available (9.0%, Due 10/2010)(5)	800	788
		Mortgage Note (9.5%, Due 10/2014)(5)	7,335	7,261
		Senior Term Debt (9.0%, Due 10/2012)(5)	1,530	1,507
		Senior Term Debt (11.0%, Due 10/2012)(3)(5)	11,813	11,518
		Senior Subordinated Term Debt (12.0%, Due 10/2013)(5)	6,000	5,640
		Common Stock Warrants(8)	209	282
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013)(5)	10,780	10,618
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (9.3%, Due 10/2008)(5)(12)	2,881	576
Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011)(5)	6,411	5,817

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

Company(1)	Industry	Investment(2)	Cost	Fair Value
			(Dollar amounts in thousands)

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Senior Term Debt (11.0%, Due 5/2012)(5)	$16,948	$15,973
		Senior Term Debt (13.5%, Due 5/2012)(3)(5)	10,700	9,978
Thibaut Acquisition Co.	Service-design and disbribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011)(5)	1,000	933
		Senior Term Debt (8.5%, Due 1/2011)(5)	1,487	1,387
		Senior Term Debt (12.0%, Due 1/2011)(3)(5)	3,000	2,745
Tulsa Welding School	Service-private welding school	Line of credit, $750 available (9.5%, Due 9/2011)	—	—
		Senior Term Debt (9.5%, Due 9/2013)(5)	4,144	4,144
		Senior Term Debt (12.8%, Due 9/2013)(5)	7,960	7,950
VantaCore	Service-acquisition of aggregate quarries	Senior Subordinated Term Debt (12.0%, Due 8/2013)(5)	13,726	13,589
Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011)(5)	775	743
		Senior Term Debt (13.0%, Due 3/2011)(3)(5)	4,061	3,893
Visual Edge Technology, Inc.	Service-office equipment distribution	Line of credit, $3,000 available (10.8%, Due 9/2011)(5)	2,981	2,340
		Senior Subordinated Term Debt (15.5%, Due 8/2011)(5)	5,000	3,925
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (9.0%, Due 1/2011)(5)	15,000	14,269
		Senior Subordinated Term Debt (10.3%, Due 1/2011)(5)	10,000	9,400
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2013)(5)	1,147	1,136
		Senior Term Debt (5.7%, Due 5/2013)(5)	1,690	1,642
		Senior Subordinated Term Debt (14.0%, Due 6/2013)(5)	9,925	9,478

Subtotal — Non-syndicated loans			298,322	277,048

Syndicated Loans:
GTM Holdings, Inc.	Manufacturing-socks	Senior Subordinated Term Debt (11.8%, Due 4/2014)(6)	$500	$220
Kinetek Acquisition Corp.	Manufacturing-custom engineered motors & controls	Senior Term Debt (3.6%, Due 11/2013)(7)	1,438	925
Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.8%, Due 1/2012)(6)	7,174	5,713
Wesco Holdings, Inc.	Service-aerospace parts and distribution	Senior Subordinated Term Debt (6.0%, Due 3/2014)(7)	2,264	1,856
WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013)(6)	1,901	1,235
		Senior Preferred Equity(8)	333	—
		Junior Preferred Equity(8)	111	—
		Common Stock(8)	—	—

Subtotal — Syndicated loans			13,721	9,949

Total Non-Control/Non-Affiliate Investments			$312,043	$286,997

CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $842 available (non-accrual, Due 10/2009)(10)(13)(15)	$930	$—
		Common Stock(8)(15)	424	—

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

Company(1)	Industry	Investment(2)	Cost	Fair Value
			(Dollar amounts in thousands)

Clinton Holdings, LLC	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 1/2013)(5)(14)	$15,500	$12,013
		Escrow Funding Note (12.0%, Due 1/2013)(5)(14)	640	496
		Common Stock Warrants(8)(15)	109	—
Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2010)(3)(11)	6,005	6,005
		Senior Term Debt (11.0%, Due 4/2010)(3)(11)	1,178	1,178
		Common Stock(8)(15)	1	816
		Guaranty ($250)
Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.3%, Due 10/2012)(5)(16)	10,000	8,675
		Senior Subordinated Term Debt (11.3%, Due 10/2012)(5)(16)	2,000	1,735
		Senior Subordinated Term Debt (13.0%, Due Upon Demand)(5)(16)	1,553	1,049
		Common Stock(8)(15)	1	—
LocalTel, LLC	Service-yellow pages publishing	Line of credit, $1,250 available (10.0%, Due 7/2010)(15)	1,168	1,168
		Senior Term Debt (12.5%, Due 2/2012)(15)	325	325
		Line of Credit, $3,000 available (non-accrual, Due 6/2010)(10)(15)	1,170	421
		Senior Term Debt (non-accrual, Due 6/2011)(10)(15)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011)(3)(10)(15)	2,750	—
		Common Stock Warrants(8)(15)	—	—
U.S. Healthcare Communications, Inc.	Service-magazine publisher/ operator	Line of credit, $200 available (non-accrual, Due 3/2010)(10)(15)	169	91
		Line of credit, $450 available (non-accrual, Due 3/2010)(10)(15)	450	—
		Common Stock(8)(15)	2,470	—
Western Directories, Inc.	Service-directory publisher	Line of credit, $1,250 available (non-accrual, Due 12/2009)(10)(15)	1,234	—
		Preferred Stock(8)(15)	1,584	—
		Common Stock(8)(15)	1	—

Total Control Investments			$52,350	$33,972

Total Investments(17)			$364,393	$320,969

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents interest rates in effect at September 30, 2009 and due date represents the contractual maturity date.

(3)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(4)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt, however, the debt is also junior to another LOT.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

(5)	Fair value was based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(6)	Security valued based on the indicative bid price on or near September 30, 2009, offered by the respective syndication agent’s trading desk or secondary desk.

(7)	Security valued based on the transaction sale price subsequent to September 30, 2009 (see Note 12).

(8)	Security is non-income producing.

(9)	Access Television includes a success fee with a fair value of $1.

(10)	BERTL, CCS, U.S. Healthcare, Western Directories and a portion of LocalTel are currently past due on interest payments and are on non-accrual. BERTL’s loan matured in October 2009 and the Company is actively working to recover amounts due under this loan. However, there is no assurance that there will be any recovery of amounts past due.

(11)	Fair value of security estimated to be equal to cost due to recent recapitalization.

(12)	BAS Broadcasting’s loan matured in July 2009, CCS’ loan matured in August 2008 and SCI Cable’s loan matured in October 2008. The Company is actively working to recover amounts due under these loans, however, there is no assurance that there will be any recovery of amounts past due.

(13)	ACE Expediters’ interest and BERTL’s interest include paid in kind (“PIK”) interest. Please refer to Note 2 “Summary of Significant Accounting Policies.”

(14)	Subsequent to September 30, 2009, Clinton Aluminum’s senior subordinated term debt and escrow funding note were combined into one term note, with an interest rate of 12.0% and maturity date of January 2013. In addition, a term loan was entered into for $320, with an interest rate of 12.0% and maturity date of January 2013.

(15)	Fair value was based on the total enterprise value of the portfolio company using a liquidity waterfall approach.

(16)	Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues at a conditional interest rate. The conditional interest is not recorded until paid (see Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition”).

(17)	Aggregate gross unrealized depreciation for federal income tax purposes is $45,863; aggregate gross unrealized appreciation for federal income tax purposes is $2,439. Net unrealized depreciation is $43,424 based on a tax cost of $364,393.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Out-of-Period Adjustment

During the year ended September 30, 2010, the Company recorded adjustments to interest income, operating expenses and certain balance sheet accounts to reverse interest income and record additional expenses primarily related to professional fees that were not correctly recorded in prior periods. The net adjustments resulted in reductions of $651 in net investment income for the year ended September 30, 2010, respectively. These adjustments reduced net investment income per share by $0.03 for the year ended September 30, 2010, respectively. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor were they material to full year fiscal 2010 results.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash is carried at cost which approximated fair value as of September 30, 2010 and September 30, 2009. There were no cash equivalents as of September 30, 2010 or September 30, 2009.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

Classification of Investments

In accordance with the 1940 Act, the Company classifies portfolio investments on its consolidated balance sheets and its consolidated schedules of investments into the following categories:

•	Control Investments — Investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on the board of directors;

•	Affiliate Investments — Investments in which the Company owns between 5% and 25% of the voting securities and has less than 50% representation on the board of directors; and

•	Non-Control/Non-Affiliate Investments — Investments in which the Company owns less than 5% of the voting securities.

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

As of September 30, 2010, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value the Company’s remaining syndicated loans as of September 30, 2010.

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

(2) Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities:  The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors to determine the TEV of the issuer:

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

(4) Portfolio investments comprised of non-publicly traded non-control equity securities of other funds:  The Company values any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of September 30, 2010, two Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $29,926, or 10.0% of the cost basis of all loans in the Company’s portfolio. As of September 30, 2009, one Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $10,022, or 2.8% of the cost basis of all loans in the Company’s portfolio. Conditional interest, or a success fee, is recorded when earned or upon full repayment of a loan investment. Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the Company’s consolidated statements of operations.

Paid in Kind Interest and Original Issue Discount

The Company has one loan in its portfolio which contains a paid in kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $53, $166 and $58 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

The Company also transfers past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. For the fiscal years ended September 30, 2010, 2009 and 2008, respectively, the Company rolled over past due interest to the principal balance of $529, $1,455 and $0. For the fiscal year ended September 30, 2010, the Company also rolled over past due interest to a portfolio company’s principal balance of $715, and then recorded an adjustment against that principal balance since the loan was on non-accrual and the collectability of the additional principal was uncertain. This adjustment had no net impact to the consolidated statement of operations.

The Company has four original issue discount (“OID”) loans. The Company recorded OID income of $21, $206 and $0 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

Costs Related to Shelf Registration Statements

Costs related to shelf registration statement filings are recorded as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20, “Investment Company Activities.”

Deferred Finance Costs

Costs associated with the Company’s line of credit are deferred and amortized over the life of the credit facility. These costs are amortized in the consolidated statement of operations as amortization of deferred financing fees using the straight line method.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of the portfolio companies. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of September 30, 2010 and 2009, the Company had gross receivables from portfolio companies of $611 and $1,528, respectively. The allowance for uncollectible receivables were $322 and $0 as of September 30, 2010 and 2009, respectively.

Related Party Costs

The Company has entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator) whereby it pays separately for administrative services. These fees are accrued when the services are performed and generally paid one month in arrears. Refer to Note 4 for additional information regarding these related party costs and agreements.

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

ASC 740-10, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. As of September 30, 2010 tax years 2006, 2007, 2008 and 2009 were open. The Company has evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the consolidated financial statements.

Dividends and Distributions

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

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required. New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company determined that the adoption of this standard did not have a material effect on its financial position and results of operations as of and for the year ended September 30, 2010.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 during the year ended September 30, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events,” that amended its guidance on subsequent events. Securities and Exchange Commission (“SEC”) filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities.

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

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.

As of September 30, 2010, all of the Company’s assets were valued using Level 3 inputs.

The following tables present the financial instruments carried at fair value as of September 30, 2010 and 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy:

	As of September 30, 2010
				Total Fair Value
				Reported in
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities

Non-Control/Non-Affiliate Investments
Senior Term Loans	$—	$—	$163,203	$163,203
Senior Subordinated Term Loans	—	—	59,463	59,463
Preferred Equity	—	—	387	387
Common Equity/Equivalents	—	—	684	684

Total investments at fair value	$—	$—	$223,737	$223,737

Control Investments
Senior Term Loans	$—	$—	$9,393	$9,393
Senior Subordinated Term Loans	—	—	22,436	22,436
Common Equity/Equivalents	—	—	1,543	1,543

Total investments at fair value	$—	$—	$33,372	$33,372

Total investments at fair value	$—	$—	$257,109	$257,109

	As of September 30, 2009
				Total Fair Value
				Reported in
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities

Non-Control/Non-Affiliate Investments
Senior Term Loans	$—	$—	$203,102	$203,102
Senior Subordinated Term Loans	—	—	81,826	81,826
Common Equity/Equivalents	—	—	2,069	2,069

Total investments at fair value	$—	$—	$286,997	$286,997

Control Investments
Senior Term Loans	$—	$—	$9,189	$9,189
Senior Subordinated Term Loans	—	—	23,967	23,967
Common Equity/Equivalents	—	—	816	816

Total investments at fair value	$—	$—	$33,972	$33,972

Total investments at fair value	$—	$—	$320,969	$320,969

Changes in Level 3 Fair Value Measurements

The following tables provide a roll-forward in the changes in fair value during the year ended September 30, 2010 and 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the tables below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

Fiscal Year 2010:

	Non-Control/
	Non-Affiliate	Control
Twelve Months Ended September 30, 2010:	Investments	Investments	Total

Fair value as of September 30, 2009	$286,997	$33,972	$320,969
Total gains or losses
Realized losses(a)	(28)	(2,865)	(2,893)
Reversal of prior period depreciation on realization(b)	3,546	2,865	6,411
Unrealized appreciation (depreciation)(b)	1,098	(5,192)	(4,094)
New investments, repayments and settlements(c)
Issuances/New investments	17,774	4,627	22,401
Settlements/Repayments	(82,531)	(35)	(82,566)
Sales	(3,119)	—	(3,119)
Transfers into/out of Level 3	—	—	—

Fair value as of September 30, 2010	$223,737	$33,372	$257,109

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
Twelve Months Ended September 30, 2010:	Loans	Term Loans	Equity	Equivalents	Total

Fair value as of September 30, 2009	$212,290	$105,794	$—	$2,885	$320,969
Total gains or losses
Realized (losses) gains(a)	(2,104)	(571)	(1,584)	1,366	(2,893)
Reversal of prior period depreciation (appreciation) on realization(b)	3,453	1,620	1,584	(246)	6,411
Unrealized (depreciation) appreciation(b)	(3,016)	(758)	386	(706)	(4,094)
New investments, repayments, and settlements, net(c)
Issuances/New investments	19,551	2,355	—	495	22,401
Settlements/Repayments	(56,653)	(24,347)	—	(1,566)	(82,566)
Sales	(925)	(2,194)	—	—	(3,119)
Transfers into/out of Level 3	—	—	—	—	—

Fair value as of September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109

Fiscal Year 2009:

	Non-Control/
	Non-Affiliate	Control
Twelve Months Ended September 30, 2009:	Investments	Investments	Derivative	Total

Fair value as of September 30, 2008	$407,153	$780	$—	$407,933
Total gains or losses
Realized losses(a)	(26,411)	—	(304)	(26,715)
Reversal of prior period depreciation on realization(b)	24,531	—	304	24,835
Unrealized (depreciation) appreciation(b)	(16,582)	1,564	—	(15,018)
New investments, repayments, and settlements, net(c)	(101,694)	31,628	—	(70,066)
Transfers in (out) of Level 3	—	—	—	—

Fair value as of September 30, 2009	$286,997	$33,972	$—	$320,969

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
Twelve Months Ended September 30, 2009:	Loans	Term Loans	Equity	Equivalents	Derivative	Total

Fair value as of September 30, 2008	$265,297	$140,676	$—	$1,960	$—	$407,933
Total gains or losses
Realized losses(a)	(5,595)	(20,816)	—	—	(304)	(26,715)
Reversal of prior period depreciation on realization(b)	4,773	19,758	—	—	304	24,835
Unrealized (depreciation) appreciation(b)	(43)	(15,455)	(444)	924	—	(15,018)
New investments, repayments, and settlements, net(c)	(52,142)	(18,369)	444	1	—	(70,066)
Transfers into/out of Level 3	—	—	—	—		—

Fair value as of September 30, 2009	$212,290	$105,794	$—	$2,885	$—	$320,969

(a)	Included in net realized loss on investments on the accompanying consolidated statements of operations for the years ended September 30, 2010 and 2009.

(b)	Included in unrealized appreciation (depreciation) on investments on the accompanying consolidated statements of operations for the years ended September 30, 2010 and 2009.

(c)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

As of September 30, 2010 and 2009, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $223,737 and $286,997, at fair value, respectively.

Control and Affiliate Investments

As of September 30, 2010 and 2009, the Company held Control investments in the aggregate of approximately $33,372 and $33,972, at fair value, respectively. As of September 30, 2010, the Control investments were comprised of BERTL, Inc. (“BERTL”), Defiance Integrated Technologies, Inc. (“Defiance”),

Lindmark Acquisition, LLC (“Lindmark”), LocalTel, LLC (“LocalTel”), Midwest Metal Distribution, Inc (“Midwest Metal”) and U.S. Healthcare Communications, Inc. (“U.S. Healthcare”).

•	BERTL: The Company originally purchased a past due debt instrument in MCA Communications, LLC, and the Company accepted a deed in lieu of foreclosure in satisfaction of BERTL’s obligations under the debt instrument in September 2007. BERTL is a web-based evaluator of digital imaging products.

•	Defiance: In July 2009, the Company acquired from the previous owner certain assets of Defiance Acquisition Corp., consisting of tangible and intangible personal property. The Company acquired these assets through a newly formed subsidiary, Defiance, and intends to continue the business under its control. Defiance is a manufacturer of trucking parts.

•	Lindmark: In March 2009, the Company acquired from the previous owner certain assets of Lindmark Outdoor Advertising, LLC, consisting of all tangible and intangible personal property. The Company acquired these assets through a newly formed subsidiary, Lindmark Holdings Corp., and intends to continue the business under its control. Lindmark is a billboard advertising company.

•	LocalTel: In July 2008, the Company acquired from the previous owner certain assets of LocalTel, Inc., consisting of all tangible and intangible personal property. The Company acquired these assets through a newly formed subsidiary, LYP Holdings Corp., and intends to continue the business under its control. LocalTel is a publisher of community yellow page directories.

•	Midwest Metal: In September 2009, the Company took control of certain entities of Clinton Holdings, LLC by exercising contractual rights under the investment documents. In July 2010, the Company acquired stock ownership through a newly formed subsidiary, Gladstone Metal, LLC, and intends to continue the business under its control. Midwest Metal is a metal service center for aluminum and stainless steel products.

•	U.S. Healthcare: The Company offered at public sale certain assets of U.S. Healthcare Communications, LLC in January 2008, consisting generally of all fixtures of tangible and intangible personal property. The Company acquired these assets in the sale through a newly formed subsidiary, U.S. Healthcare, and intends to continue the business under its control. U.S. Healthcare is a trade magazine operator.

Investment Concentrations

As of September 30, 2010, the Company had aggregate investments in 39 portfolio companies and approximately 67.1% of the aggregate fair value of such investments was senior term loans, approximately 31.9% was senior subordinated term loans, no investments were in junior subordinated loans and approximately 1.0% was in equity securities. The following table outlines the Company’s investments by type as of September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value

Senior Term Loans	$200,041	$172,596	$240,172	$212,290
Senior Subordinated Term Loans	93,987	81,899	118,743	105,794
Preferred Equity	444	387	2,028	—
Common Equity/Equivalents	3,744	2,227	3,450	2,885

Total Investments	$298,216	$257,109	$364,393	$320,969

Investments at fair value consisted of the following industry classifications as of September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
		Percentage of		Percentage of
Industry Classification	Fair Value	Total Investments	Fair Value	Total Investments

Broadcast (TV & Radio)	$44,562	17.3%	$43,403	13.5%
Healthcare, Education & Childcare	41,098	16.0%	58,054	18.1%
Printing & Publishing	37,705	14.7%	37,864	11.8%
Electronics	25,080	9.8%	27,899	8.7%
Mining, Steel, Iron & Non-Precious Metals	24,343	9.5%	21,926	6.8%
Retail Stores	19,620	7.6%	23,669	7.4%
Buildings & Real Estate	12,454	4.8%	12,882	4.0%
Home & Office Furnishings	10,666	4.1%	16,744	5.2%
Automobile	9,868	3.8%	7,999	2.5%
Personal & Non-durable Consumer Products	9,230	3.6%	8,714	2.7%
Machinery	8,719	3.4%	9,202	2.9%
Chemicals, Plastics & Rubber	7,044	2.7%	15,884	4.9%
Leisure, Amusement, Movies & Entertainment	3,994	1.6%	5,091	1.6%
Diversified/Conglomerate Manufacturing	2,042	0.8%	1,236	0.4%
Aerospace & Defense	400	0.2%	1,857	0.6%
Farming & Agriculture	284	0.1%	9,309	2.9%
Diversified Natural Resources, Precious Metals & Minerals	—	—	13,589	4.2%
Cargo Transport	—	—	5,427	1.7%
Textiles & Leather	—	—	220	0.1%

Total	$257,109	100.0%	$320,969	100.0%

The investments at fair value consisted of the following geographic regions of the United States as of September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
		Percent of		Percentage of
Geographic Region	Fair Value	Total Investments	Fair Value	Total Investments

Midwest	$142,357	55.4%	$172,263	53.7%
West	59,892	23.3%	65,678	20.5%
Northeast	22,913	8.9%	14,170	4.4%
Mid-Atlantic	14,482	5.6%	28,437	8.8%
Southeast	11,038	4.3%	34,708	10.8%
U.S. Territory	6,427	2.5%	5,713	1.8%

	$257,109	100.0%	$320,969	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ending September 30,	Amount
2011	$59,575
2012	72,201
2013	124,496
2014	31,840
2015	6,850

Total Contractual Repayments	$294,962
Investments in equity securities	4,189
Unamortized premiums, discounts and investment acquisition costs on debt securities	(935)

Total	$298,216

Note 4.	Related Party Transactions

Loans to Employees

The Company provided loans to employees of the Adviser, who at the time the loans were provided were joint employees of the Company and either the Adviser or the Company’s previous investment adviser, Gladstone Capital Advisers, Inc., for the exercise of options under the Company’s Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. No new loans were issued during the years ended September 30, 2010 or 2009. The Company received $1,400 and $6 of principal repayments during the years ended September 30, 2010 and 2009, respectively. The Company recognized interest income from all employee stock option loans of $437, $468 and $471 for the years ended September 30, 2010, 2009 and 2008, respectively.

During the year ended September 30, 2010, $515 of an employee stock option loan to a former employee of the Adviser was transferred from notes receivable — employees to other assets in connection with the termination of her employment with the Adviser and the later amendment of the loan. The interest on the loan from the time the employee’s employment ended with the Adviser is included in other income on the accompanying consolidated statement of operations.

On September 7, 2010, the Company entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, the Company’s Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of the Company on August 23, 2001, in the principal amounts of $5,900 and $275 (the “Notes”). Mr. and Ms. Gladstone executed the Notes in payment of the exercise price of certain stock options (the “Options”) to acquire shares of the Company’s common stock. Concurrently with the execution of the Notes, the Company and Mr. and Ms. Gladstone entered into a Stock Pledge Agreements (the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to the Company a first priority security interest in the Pledged Collateral (as defined in the Pledge Agreement), which includes 393,334 and 18,334 shares, respectively, of the Company’s common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, the Company will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to the Company under the Notes at such time, if ever, that the trading price of the Company’s common stock reaches $15 per share. In entering into the

Redemption Agreements, the Company reserved all of its existing rights under the Notes and the Pledge Agreements, including but not limited to the ability to foreclose on the Pledged Collateral at any time.

Compensation Expense

During the year ended September 30, 2010, the employee stock option loans of two former employees were converted from recourse to non-recourse loans. In connection with these conversions, the Company repurchased and retired the shares of common stock pledged as collateral for the loans, which shares had previously been acquired upon the exercise of the stock options in consideration for the issuance of the loans. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, based on the trading price of the Company’s common stock on the date of the transactions, totaling $420. Since the value of the stock option loans totaled $665, the Company recorded non-cash compensation expense of $245.

Investment Advisory and Management Agreement

In accordance with the Advisory Agreement, the Company pays the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Advisory Agreement through August 31, 2011.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying consolidated statements of operations:

	Year Ended September 30,
	2010	2009	2008

Average total assets subject to base management fee(1)	$304,250	$381,250	$416,450
Multiplied by pro-rated annual base management fee of 2.0%	2.0%	2.0%	2.0%

Unadjusted base management fee	6,085	7,625	8,329
Reduction for loan servicing fees(2)	3,412	5,620	6,117

Base management fee(2)	2,673	2,005	2,212
Credit for fees received by Adviser from the portfolio companies	(213)	(89)	(1,678)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum(3)	(42)	(265)	(408)

Net base management fee	$2,418	$1,651	$126

Incentive fee	$1,823	$3,326	$5,311
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(165)	(3,326)	(5,311)

Net incentive fee	$1,658	$—	$—

Credit for fees received by Adviser from the portfolio companies	$(213)	$(89)	$(1,678)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(42)	(265)	(408)
Incentive fee credit	(165)	(3,326)	(5,311)

Credit to base management and incentive fees from Adviser	$(420)	$(3,680)	$(7,397)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the consolidated statement of operations located elsewhere in this report.

(3)	The board of our Adviser voluntarily, irrevocably and unconditionally waived on a quarterly basis the annual 2.0% base management fee to 0.5% for senior syndicated loan participations for the years ended September 30, 2010, 2009 and 2008. Fees waived cannot be recouped by the Adviser in the future.

Base Management Fee

The base management fee is payable quarterly and assessed at a rate of 2.0%, computed on the basis of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulted from borrowings. In addition, the following three items are adjustments to the base management fee calculation:

•	Loan Servicing Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended September 30, 2010 and 2009.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company will pay the Adviser an income-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

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

As a business development company, the Company makes available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although, neither we nor our Adviser currently receives fees in connection with managerial assistance, our Adviser provides other services to our portfolio companies and receives fees for these other services. For example, certain of our portfolio companies contract directly with our Adviser for the provision of consulting services.

Administration Agreement

Under the Administration Agreement, the Company pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. For the fiscal years ended September 30, 2010 and 2009, the Company recorded administration fees of $807 and $872, respectively. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Administration Agreement with the Administrator through August 31, 2011.

Related Party Fees Due

Amounts due to related parties in the accompanying consolidated statements of assets and liabilities were as follows:

	As of September 30,	As of September 30,
	2010	2009

Unpaid base management fee to Adviser	$319	$617
Unpaid incentive fee to Adviser	158	—
Unpaid loan servicing fees to Adviser	196	217

Total Fees due to Adviser	673	834

Unpaid administration fee due to Administrator	267	216

Total related party fees due	$940	$1,050

As of September 30, 2010 and September 30, 2009, Due from Adviser totaled $0 and $69, respectively, which included reimbursements for non-recurring costs incurred on behalf of the portfolio companies.

Note 5.	Line of Credit

On March 15, 2010, the Company, through Business Loan, entered into a fourth amended and restated credit agreement which currently provides for a $127,000 revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”). Branch Banking and Trust Company and ING Capital LLC also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202,000 through the addition of other committed lenders to the facility. Advances under the Credit Facility will generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of September 30, 2010, there was a cost basis of approximately $16,800 of borrowings outstanding under the Credit Facility at an average interest rate of 6.5%. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15,

2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, the Company will be required to use all principal collections from its loans to pay outstanding principal on the Credit Facility.

In addition to the annual interest rate on borrowings outstanding, under the Credit Facility the Company will be obligated to pay an annual minimum earnings shortfall fee to the committed lenders on March 15, 2011. The minimum earnings shortfall fee will be calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of September 30, 2010, the Company had accrued approximately $590 in minimum earnings shortfall fees.

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of September 30, 2010, Business Loan had 23 obligors and the Company was in compliance with all of the facility covenants. See Note 13 for a discussion of a recent amendment to the Credit Facility.

Fair Value

The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with its application of ASC 820 to its investments. The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The following table presents the Credit Facility carried at fair value as of September 30, 2010 and September 30, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	Borrowings under Line of Credit
				Total Fair Value
				Reported in
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities

September 30, 2010	$—	$—	$17,940	$17,940
September 30, 2009	$—	$—	$83,350	$83,350

The following table provides a roll-forward in the changes in fair value during the year ended September 30, 2010 and 2009, for the Credit Facility for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated by external sources). Accordingly, the losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Year Ended September 30,
	2010	2009

Fair value as of September 30, 2009 and 2008, respectively(a)	$83,350	$151,030
Unrealized appreciation(b)	790	350
Borrowings	24,900	48,800
Repayments	(91,100)	(116,830)
Transfers into/out of Level 3	—	—

Fair value as of September 30, 2010 and 2009, respectively	$17,940	$83,350

(a)	ASC 825 was not adopted until the quarter ended June 30, 2009; therefore, the Credit Facility is shown at its principal balance outstanding at September 30, 2008 in the table above.

(b)	Included in unrealized appreciation on borrowings under line of credit on the accompanying consolidated statements of operations for the years ended September 30, 2010 and 2009.

The fair value of the collateral under the Credit Facility was approximately $212,571 and $229,033 as of September 30, 2010 and 2009, respectively.

Note 6.	Interest Rate Cap Agreement

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

Transactions in common stock were as follows:

	Shares	Total Value

Balance as of September 30, 2008	21,087,574	$334,164
Shelf offering costs	—	(41)
Return of capital statement of position adjustment(1)	—	(5,899)

Balance as of September 30, 2009	21,087,574	$328,224
Conversion of recourse to non-recourse loans(2)	—	(420)
Retirement of employee loan shares(3)	(48,332)	—
Shelf offering costs		(28)
Return of capital statement of position adjustment(1)	—	(820)

Balance as of September 30, 2010	21,039,242	$326,956

(1)	The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company made a reclassification among certain of its capital accounts without impacting the net asset value of the Company.

(2)	During the year ended September 30, 2010, the employee stock option loans of two former employees of the Adviser were converted from recourse to non-recourse loans. The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees of the Adviser upon exercise of the stock options in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, which totaled $420.

(3)	During the year ended September 30, 2010, subsequent to the conversion of the stock option loans of two former employees of the Adviser from recourse to non-recourse, the loans came due when the underlying market value for the collateral reached the outstanding loan amount. As such, and consistent with the loan agreements, the shares pledged as collateral were retired in March 2010. Since these shares were already accounted for during the conversion to non-recourse above, these became non-cash events that did not require journal entries to the financial statements. However, they resulted in a reduction of the number of shares of common stock outstanding.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

					Outstanding
	Number of	Strike Price of	Amount of		Balance of
	Options	Options	Promissory Note		Employee Loans	Maturity	Interest
Issue Date	Exercised	Exercised	Issued to Employees		at 9/30/10	Date	Rate on Note

Aug-01	393,334	15.00	$5,900	(1)	$5,900	Aug-10	4.90	%(2)
Aug-01	18,334	15.00	275	(1)	255	Aug-10	4.90	%(2)
Aug-01	18,334	15.00	275		275	Aug-11	4.90%
Sep-04	13,332	15.00	200		198	Sep-13	5.00%
Jul-06	13,332	15.00	200		200	Jul-15	8.26%
Jul-06	18,334	15.00	275		275	Jul-15	8.26%

	475,000		$7,125		$7,103

(1)	On September 7, 2010, the Company entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, the Company’s Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of the Company on August 23, 2001, in the principal amounts of $5,900 and $275 (the “Notes”). Mr. and Ms. Gladstone executed the Notes in payment of the exercise price of certain stock options (the “Options”) to acquire shares of the Company’s common stock. Concurrently with the execution of the Notes, the Company and Mr. and Ms. Gladstone entered into a Stock Pledge Agreements (the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to the Company a first priority security interest in the Pledged Collateral (as defined in the Pledge Agreement), which includes 393,334 and 18,334 shares, respectively, of the Company’s common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, the Company will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to the Company under the Notes at such time, if ever, that the trading price of the Company’s common stock reaches $15 per share. In entering into the Redemption Agreements, the Company reserved all of its existing rights under the Notes and the Pledge Agreements, including but not limited to the ability to foreclose on the Pledged Collateral at any time.

(2)	An event of default was triggered under the Note by virtue of the employee’s failure to repay the amounts outstanding within five business days of August 23, 2010. As such, the Company charged a default rate of 2% under the Note for periods following the date of default.

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated statements of assets and liabilities. As of September 30, 2010, the Company determined that these notes were still recourse.

Note 8.	Net Increase (Decrease) in Net Assets Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the fiscal years ended September 30, 2010, 2009 and 2008:

	Year Ended September 30,
	2010	2009	2008

Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$16,394	$3,783	$(21,262)
Denominator for basic and diluted shares	21,060,351	21,087,574	19,699,796

Basic net increase (decrease) in net assets resulting from operations per common share	$0.78	$0.18	$(1.08)

Note 9.	Distributions

Distributions

The Company is required to pay out as a dividend 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, three monthly dividends are declared each quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company may decide to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to a 35% tax. The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year. The following table lists the per share dividends paid for the fiscal years ended September 30, 2010 and 2009:

			Dividend per
Fiscal Year	Record Date	Payment Date	Share

2010	October 22, 2009	October 30, 2009	$0.070
	November 19, 2009	November 30, 2009	0.070
	December 22, 2009	December 31, 2009	0.070
	January 21, 2010	January 29, 2010	0.070
	February 18, 2010	February 26, 2010	0.070
	March 23, 2010	March 31, 2010	0.070
	April 22, 2010	April 30, 2010	0.070
	May 20, 2010	May 28, 2010	0.070
	June 22, 2010	June 30, 2010	0.070
	July 22, 2010	July 30, 2010	0.070
	August 23, 2010	August 31, 2010	0.070
	September 22, 2010	September 30, 2010	0.070

Annual Total:			$0.840

			Dividend per
Fiscal Year	Record Date	Payment Date	Share

2009	October 23, 2008	October 31, 2008	$0.140
	November 19, 2008	November 28, 2008	0.140
	December 22, 2008	December 31, 2008	0.140
	January 22, 2009	January 30, 2009	0.140
	February 19, 2009	February 27, 2009	0.140
	March 23, 2009	March 31, 2009	0.140
	April 27, 2009	May 8, 2009	0.070
	May 29, 2009	June 11, 2009	0.070
	June 22, 2009	June 30, 2009	0.070
	July 23, 2009	July 31, 2009	0.070
	August 21, 2009	August 31, 2009	0.070
	September 22, 2009	September 30, 2009	0.070

Annual Total:			$1.260

Aggregate distributions declared and paid for the 2010 and 2009 fiscal years were approximately $17,690 and $26,570, respectively, which were declared based on an estimate of net investment income for each year.

Distribution of Income and Gains  Net investment income of the Company is declared and distributed to stockholders monthly. Net realized gains from investment transactions, in excess of available capital loss carryforwards, would be taxable to the Company if not distributed, and, therefore, generally will be distributed at least annually.

The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company may periodically make reclassifications among certain of its capital accounts without impacting the net asset value of the Company. Additionally, the following tables also include these adjustments for the years ended September 30, 2010 and 2009, respectively.

The Company’s components of net assets on a tax-basis were as follows:

	Year Ended September 30,
	2010	2009

Common stock	$21	$21
Paid in capital	326,935	328,203
Notes receivable — employees	(7,103)	(9,019)
Net unrealized depreciation on investments	(41,800)	(43,425)
Net unrealized appreciation on borrowings under line of credit	(1,140)	(350)
Capital loss carryforward	(26,354)	—
Post-October tax loss	(901)	(26,354)
Other temporary differences	(412)	—

Net Assets	$249,246	$249,076

The Company intends to retain realized gains to the extent of available capital loss carryforwards. As of September 30, 2010 the Company had $26,354 of capital loss carryforwards that expire in 2018.

For the years ended September 30, 2010 and 2009, the Company recorded the following adjustments to reflect tax character. Reclassifications between income and gains primarily relate to the character of prepayment and success fees and accrued interest written off for GAAP purposes. Adjustments to paid-in-capital relate primarily to distributions in excess of net investment income. Results of operations and net assets were not affected by these revisions.

	Year Ended September 30,
	2010	2009

Overdistributed net investment income	$(1,172)	$5,539
Accumulated Net Realized Losses	1,992	360
Paid-in-capital	(820)	(5,899)

The tax character of distributions paid to stockholders by the Company is summarized as follows:

	Year Ended September 30,
	2010	2009	2008

Distributions from:
Ordinary Income	$16,907	$20,795	$26,110
Long Term Capital Gains	—	27	120
Return of Capital	783	5,748	7,149

Total Distributions	$17,690	$26,570	$33,379

Note 10.	Commitments and Contingencies

As of September 30, 2010, the Company had a commitment to purchase a $3,000 syndicated loan. In addition, the Company has certain lines of credit with its portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and the Company expects many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. The Company estimates the fair value of these unused lines of credit commitments as of September 30, 2010 and 2009 to be nominal.

In July 2009, the Company executed a guaranty of a line of credit agreement between Comerica Bank and Defiance, one of its Control investments. If Defiance has a payment default, the guaranty is callable once the bank has reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The guaranty is limited to $250 plus interest on that amount accrued from the date demand payment is made under the guaranty, and all costs incurred by the bank in its collection efforts. As of September 30, 2010, the Company had not been required to make any payments on the guaranty of the line of credit agreement and the Company considers the credit risk to be remote. The Company reports off-balance sheet guarantees on its consolidated schedule of investments, as required by the 1940 Act.

In accordance with GAAP, the unused portions of the lines of credit commitments are not recorded on the accompanying consolidated statements of assets and liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of September 30, 2010 and September 30, 2009:

	As of September 30,	As of September 30,
	2010	2009

Unused lines of credit	$9,304	$14,055
Guarantees	250	250

Note 11.	Federal and State Income Taxes

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

Note 12.	Financial Highlights

	Year Ended September 30,
	2010	2009	2008	2007	2006

Per Share Data(1)
Net asset value at beginning of period	$11.81	$12.89	$14.97	$14.02	$13.41

Income from investment operations(2)
Net investment income	0.84	1.00	1.35	1.69	1.70
Net realized loss on the sale of investments	(0.14)	(1.25)	(0.04)	—	(0.08)
Realized loss on settlement of derivative	—	(0.01)	—	—	—
Net unrealized appreciation on derivative	—	0.01	—	—	—
Net unrealized appreciation (depreciation) on investments	0.11	0.45	(2.39)	(0.56)	0.53
Net unrealized appreciation on borrowings under line of credit	(0.03)	(0.02)	—	—	—

Total from investment operations	0.78	0.18	(1.08)	1.13	2.15

Distributions to stockholders from(2)(3)
Net investment income	(0.80)	(0.99)	(1.31)	(1.48)	(1.64)
Gains	—	—	(0.01)	—	—
Tax return on capital	(0.04)	(0.27)	(0.36)	(0.20)	—

Total distributions	(0.84)	(1.26)	(1.68)	(1.68)	(1.64)

Capital share transactions
Issuance of common stock under shelf offering	—	—	0.72	1.55	—
Issuance of common stock under stock option plan	—	—	—	—	1.19
Offering costs	—	—	(0.04)	(0.05)	—
Repayment of principal on notes receivable	0.07	—	—	0.06	0.02
Conversion of recourse to non-recourse notes	(0.02)
Reclassification of principal on employee note	0.02
Stock compensation expense	—	—	—	—	0.02
Stock surrendered to settle withholding tax obligation	—	—	—	(0.06)	—
Dilutive effect of common stock issuance	—	—	—	—	(1.13)
Anti-dilutive effect of common stock reduction	0.03	—	—	—	—

Total from capital share transactions	0.10	—	0.68	1.50	0.10

Net asset value at end of period	$11.85	$11.81	$12.89	$14.97	$14.02

Per share market value at beginning of period	$8.93	$15.24	$19.52	$22.01	$22.55
Per share market value at end of period	$11.27	$8.93	$15.24	$19.52	$22.01
Total return(4)	37.46%	(30.94)%	(13.90)%	(4.40)%	5.21%
Shares outstanding at end of period	21,039,242	21,087,574	21,087,574	14,762,574	12,305,008
Statement of Assets and Liabilities Data
Net assets at end of period	$249,246	$249,076	$271,748	$220,959	$172,570
Average net assets(5)	$249,968	$253,316	$284,304	$189,732	$155,868
Senior Securities Data
Borrowing under line of credit	$17,940	$83,350	$151,030	$144,440	$49,993
Asset coverage ratio(6)(7)	1,419%	396%	279%	252%	443%
Average coverage per unit(7)	$14,187	$3,963	$2,792	$2,524	$4,435
Ratios/Supplemental Data
Ratio of expenses to average net assets(8)	7.28%	9.97%	9.34%	10.75%	6.16%
Ratio of net expenses to average net assets(9)	7.11%	8.52%	6.74%	7.60%	4.84%
Ratio of net investment income to average net assets	7.10%	8.30%	9.34%	11.73%	12.42%

(1)	Based on actual shares outstanding at the end of the corresponding period.

(2)	Based on weighted average basic per share data.

(3)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of the Company’s dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of the Company’s distributions please refer to Note 9.

(5)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(6)	As a business development company, the Company is generally required to maintain a ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(7)	Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guarantees). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(8)	Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees and including income tax expense.

(9)	Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees and including income tax expense.

Note 13.	Subsequent Events

Distributions

On October 5, 2010, the Company’s Board of Directors declared the following monthly cash distributions to stockholders:

Record Date	Payment Date	Dividend per Share

October 21, 2010	October 29, 2010	$0.07
November 19, 2010	November 30, 2010	$0.07
December 23, 2010	December 31, 2010	$0.07

Investment Activity

Subsequent to September 30, 2010, the Company extended $8,366 in revolver draws and investments, including $7,000 for three new syndicated loans (Covad Communications, Global Brass & Copper and HGI Holding). The Company also received $1,775 in scheduled and unscheduled loan repayments.

Credit Facility

On November 22, 2010 (the “Amendment Date”), the Company amended its Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at LIBOR subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of the Amendment Date, advances under the Credit Facility bear interest at LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, the Company is no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of the Amendment Date, the Company paid a $665 fee.

Note 14.	Selected Quarterly Data (Unaudited)

	Year Ended September 30, 2010
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010

Total Investment Income	$9,804	$9,814	$7,969	$7,952
Net Investment Income	4,428	4,474	4,429	4,428
Net Increase (Decrease) in Net Assets Resulting From Operations	6,326	7,980	(1,748)	3,836
Basic and Diluted Earnings (Loss) per Weighted Average Common Share	$0.30	$0.38	$(0.08)	$0.18

	Year Ended September 30, 2009
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009

Total Investment Income	$11,808	$10,929	$10,598	$9,283
Net Investment Income	5,881	5,555	5,435	4,160
Net (Decrease) Increase in Net Assets Resulting From Operations	(9,103)	10,280	(788)	3,394
Basic and Diluted (Loss) Earnings per Weighted Average Common Share	$(0.43)	$0.48	$(0.04)	$0.17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

a) Disclosure Controls and Procedures

As of September 30, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2011 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Executive Compensation” and “Director Compensation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1. The following financial statements are filed herewith:

Report of Management on Internal Controls

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of September 30, 2010 and September 30, 2009

Consolidated Statements of Operations for the years ended September 30, 2010, September 30, 2009 and September 30, 2008

Consolidated Statements of Changes in Net Assets for the years ended September 30, 2010, September 30, 2009 and September 30, 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2010, September 30, 2009 and September 30, 2008

Consolidated Schedule of Investments as of September 30, 2010

Consolidated Schedule of Investments as of September 30, 2009

Notes to Consolidated Financial Statements

2. Financial statement schedules

•	Schedule 12-14 Investments in and Advances to Affiliates

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

•	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4		Second amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.
4.1		Form of Direct Registration Transaction Advice for the Company’s common stock, par value $0.001 per share, the rights of holders of which are defined in exhibits 3.1 and 3.2, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
4.2		Specimen Stock Certificate, incorporated by reference to Exhibit d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.
10.1		Promissory Note of David Gladstone in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.
10.2		Custodian Agreement between Gladstone Capital Corporation and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 814-00237), filed August 1, 2006.
10	.3*	Amended and Restated Investment Advisory and Management Agreement between Gladstone Capital Corporation and Gladstone Management Corporation, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006 (renewed on July 7, 2010).
10	.4*	Administration Agreement between Gladstone Capital Corporation and Gladstone Administration, LLC, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006 (renewed on July 7, 2010).
10.5		Second Amended and Restated Credit Agreement by and among Gladstone Business Loan LLC, Deutsche Bank AG, and certain other parties, dated as of June 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed June 9, 2008.
10.6		Third Amended and Restated Credit Agreement dated as of May 15, 2009 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the CP Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed May 19, 2009.
10.7		Fourth Amended and Restated Credit Agreement dated as of March 15, 2010 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed March 16, 2010.
10.8		Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of November 22, 2010 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent
10.9		Equity Distribution Agreement, dated as of May 17, 2010, by and among Gladstone Capital Corporation, Gladstone Management Corporation and BB&T Capital Markets, a division of Scott & Stringfellow, LLC, incorporated by reference to Exhibit 2.h.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-162592), filed on May 17, 2010.
10.10		Redemption Agreement, dated as of September 7, 2010, between Gladstone Capital Corporation and David Gladstone.
11		Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 22, 2010	By:	/s/ GRESFORD GRAY

Gresford Gray
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: November 22, 2010	By:	/s/ DAVID GLADSTONE

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 22, 2010	By:	/s/ TERRY LEE BRUBAKER

Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: November 22, 2010	By:	/s/ GEORGE STELLJES III

George Stelljes III
President, Chief Investment Officer and Director

Date: November 22, 2010	By:	/s/ DAVID A.R. DULLUM

David A.R. Dullum
Director

Date: November 22, 2010	By:	/s/ GRESFORD GRAY

Gresford Gray
Chief Financial Officer (principal financial and accounting officer)

Date: November 22, 2010	By:	/s/ ANTHONY W. PARKER

Anthony W. Parker
Director

Date: November 22, 2010	By:	/s/ MICHELA A. ENGLISH

Michela A. English
Director

Date: November 22, 2010	By:	/s/ PAUL ADELGREN

Paul Adelgren
Director

Date: November 22, 2010	By:	/s/ JOHN OUTLAND

John Outland
Director

Date: November 22, 2010	By:	/s/ GERARD MEAD

Gerard Mead
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES

				Equity in
		Principal	Interest	Net Profit
		Amount of	Earned for	(Loss) for
		Indebtedness	the Year	the Year
		Held at	Ended	Ended	Value at
	Title of Issue or	September 30,	September 30,	September 30,	September 30,
Name of Issuer(1)	Nature of Indebtedness	2010	2010	2010(2)	2010

CONTROL INVESTMENTS
BERTL, Inc.	Line of Credit	$1,319	$—	$—	$—
	Common Stock(3)	424	—	—	—
Defiance Integrated	Senior Term Debt	8,325	891	—	8,325
Technologies, Inc.(4)	Common Stock(3)	1	—	—	1,543
Lindmark Acquisition, LLC	Senior Subordinated Term Debt	10,000	(344)	—	5,000
	Senior Subordinated Term Debt	2,000	—	—	1,000
	Senior Subordinated Term Debt	1,794	—	—	897
	Common Stock(3)	1			—
LocalTel, LLC	Line of Credit	1,698	43		1,063
	Senior Term Debt	325	14	—	—
	Line of Credit	1,170	—	—	—
	Senior Term Debt	2,688	(60)	—	—
	Senior Term Debt	2,750	—	—	—
	Common Stock Warrants(3)	—	—	—	—
Midwest Metal Distribution, Inc.(4)(5)	Senior Subordinated Term Debt	18,254	2,115	—	15,539
	Common Stock(3)	138	—	—	—
U.S. Healthcare	Line of Credit	269	—	—	5
Communications, Inc.	Line of Credit	450	—	—	—
	Common Stock(3)	2,470	—	—	—
Western Directories, Inc.(6)	Line of Credit	—	(14)	—	—
	Preferred Stock(2)	—	—	—	—
	Common Stock(2)	—	—	—	—

Total Control Investments		$54,076	$2,645	$—	$33,372

(1)	Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company.

(2)	Security is non-income producing.

(3)	In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in net profit (loss) was recorded as of September 30, 2010.

(4)	Some or all of the securities in this portfolio company are pledged as collateral to the Company’s Credit Facility.

(5)	Clinton Holdings, LLC was restructured in July 2010 and renamed to Midwest Metal Distribution, Inc.

(6)	Western Directories, Inc. was written off during the year ended September 30, 2010.

		Value of			Value of
		Each Item at			Each Item at
	Title of Issue or	September 30,	Gross	Gross	September 30,
Name of Issuer(1)	Nature of Indebtedness	2009	Additions	Reductions	2010

CONTROL INVESTMENTS
BERTL, Inc.	Line of Credit	$—	$—	$—	$—
	Common Stock(2)	—	—	—	—
Defiance Integrated	Senior Term Debt	7,183	1,142	—	8,325
Technologies, Inc.(3)	Common Stock(2)	816	727	—	1,543
Lindmark Acquisition, LLC	Senior Subordinated Term Debt	8,675	—	(3,675)	5,000
	Senior Subordinated Term Debt	1,735	—	(735)	1,000
	Senior Subordinated Term Debt	1,049	585	(737)	897
	Common Stock(2)	—	—	—	—
LocalTel, LLC	Line of Credit	1,168	565	(670)	1,063
	Senior Term Debt	325	—	(325)	—
	Line of Credit	421	—	(421)	—
	Senior Term Debt	—	—	—	—
	Senior Term Debt	—	—	—	—
	Common Stock Warrants(2)	—	—	—	—
Midwest Metal Distribution, Inc.(3)(4)	Senior Subordinated Term Debt	12,013	3,526	—	15,539
	Escrow Funding Note	496	—	(496)	—
	Common Stock Warrants(2)	—	—	—	—
U.S. Healthcare	Line of Credit	91	—	(86)	5
Communications, Inc.	Line of Credit	—	—	—	—
	Common Stock(2)	—	—	—	—
Western Directories, Inc.(5)	Line of Credit	—	—	—	—
	Preferred Stock(2)	—	—	—	—
	Common Stock(2)	—	—	—	—

Total Control Investments		$33,972	$6,545	$(7,145)	$33,372

(1)	Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company.

(2)	Security is non-income producing.

(3)	Some or all of the securities in this portfolio company are pledged as collateral to the Company’s Credit Facility.

(4)	Clinton Holdings, LLC was restructured in July 2010 and renamed to Midwest Metal Distribution, Inc.

(5)	Western Directories, Inc. was written off during the year ended September 30, 2010.