Form 10-Q
period 2010-12-31
GLADSTONE CAPITAL CORP
filed 2011-02-07
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2010

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 7, 2011 was 21,039,242.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31,	September 30,
	2010	2010
ASSETS
Cash	$6,434	$7,734
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $242,058 and $244,140, respectively)	216,612	223,737
Control investments (Cost of $54,499 and $54,076, respectively)	35,893	33,372

Total investments at fair value (Cost of $296,557 and $298,216, respectively)	252,505	257,109
Interest receivable — investments in debt securities	2,722	2,648
Interest receivable — employees(1)	112	104
Due from custodian	10,764	255
Deferred financing fees	1,651	1,266
Prepaid assets	814	799
Other assets	495	603

TOTAL ASSETS	$275,497	$270,518

LIABILITIES
Borrowings at fair value (Cost of $24,600 and $16,800, respectively)	$25,301	$17,940
Accounts payable and accrued expenses	379	752
Interest payable	115	693
Fee due to Administrator(1)	186	267
Fees due to Adviser(1)	1,816	673
Other liabilities	740	947

TOTAL LIABILITIES	28,537	21,272

NET ASSETS	$246,960	$249,246

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,039,242 shares issued and outstanding at December 31, 2010 and September 30, 2010	$21	$21
Capital in excess of par value	326,935	326,935
Notes receivable — employees(1)	(7,103)	(7,103)
Net unrealized depreciation on investments	(44,052)	(41,108)
Net unrealized appreciation on borrowings	(701)	(1,140)
Overdistributed net investment income	—	(1,103)
Accumulated net realized losses	(28,140)	(27,256)

TOTAL NET ASSETS	$246,960	$249,246

NET ASSETS PER SHARE	$11.74	$11.85

(1)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	December 31,
	2010	2009
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,597	$8,445
Control investments	1,126	693
Notes receivable from employees(1)	122	113

Total interest income	7,845	9,251
Other income	161	553

Total investment income	8,006	9,804

EXPENSES
Loan servicing fee(1)	842	929
Base management fee(1)	505	721
Incentive fee(1)	1,159	375
Administration fee(1)	186	178
Interest expense	(120)	1,535
Amortization of deferred financing fees	297	494
Professional fees	332	912
Other expenses	220	261

Expenses before credits from Adviser	3,421	5,405
Credits to fees from Adviser(1)	(52)	(29)

Total expenses net of credits to fees	3,369	5,376

NET INVESTMENT INCOME	4,637	4,428

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized loss on investments	—	(920)
Net unrealized (depreciation) appreciation on investments	(2,944)	2,599
Net unrealized depreciation on borrowings	439	219

Net (loss) gain on investments and borrowings	(2,505)	1,898

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,132	$6,326

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.10	$0.30

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,039,242	21,087,574

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	December 31,
	2010	2009
Operations:
Net investment income	$4,637	$4,428
Net realized loss on investments	—	(920)
Net unrealized (depreciation) appreciation on investments	(2,944)	2,599
Net unrealized depreciation on borrowings	439	219

Net increase in net assets from operations	2,132	6,326

Capital transactions:
Shelf offering costs	—	(39)
Distributions to stockholders	(4,418)	(4,428)
Reclassification of principal on employee note	—	514

Net decrease in net assets from capital transactions	(4,418)	(3,953)

Total (decrease) increase in net assets	(2,286)	2,373
Net assets at beginning of year	249,246	249,076

Net assets at end of period	$246,960	$251,449

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$2,132	$6,326
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(11,794)	(2,064)
Principal repayments on investments	13,208	15,404
Proceeds from sale of investments	37	2,782
Increase in investment balance due to paid in kind interest	(4)	(55)
Increase in investment balance due to transferred interest	—	(103)
Net change in premiums, discounts and amortization	213	45
Net realized loss on investments	—	920
Net unrealized depreciation (appreciation) on investments	2,944	(2,599)
Net unrealized depreciation on borrowings	(439)	(219)
Amortization of deferred financing fees	297	494
Increase in interest receivable	(82)	(139)
Increase in due from custodian	(10,509)	(6,711)
Increase in prepaid assets	(15)	(40)
Decrease in due from Adviser(1)	—	69
Decrease in other assets	108	908
Decrease in accounts payable and accrued expenses	(373)	(121)
Decrease in interest payable	(578)	(39)
Increase in fees due to Adviser(1)	1,143	451
Decrease in administration fee due to Administrator(1)	(81)	(38)
Decrease in other liabilities	(207)	(202)

Net cash (used in) provided by operating activities	(4,000)	15,069

CASH FLOWS FROM FINANCING ACTIVITIES:
Shelf offering costs	—	(39)
Proceeds from borrowings	10,000	2,900
Repayments on borrowings	(2,200)	(12,500)
Distributions paid	(4,418)	(4,428)
Deferred financing fees	(682)	96

Net cash provided by (used in) financing activities	2,700	(13,971)

NET (DECREASE) INCREASE IN CASH	(1,300)	1,098
CASH, BEGINNING OF PERIOD	7,734	5,276

CASH, END OF PERIOD	$6,434	$6,374

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Non-syndicated Loans:
Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 12/2011) (4)	$948	$711
Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (4)	8,940	8,413
BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (4)	7,465	6,606
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $450 available (7.3%, Due 11/2011) (4)	450	425
		Senior Term Debt (7.3%, Due 11/2011) (4)	288	273
CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (4)	5,976	5,901
FedCap Partners, LLC	Private equity fund	Class A Membership Units (7)	400	400
		Uncalled Capital Commitment ($1,600)
GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (4)	6,011	5,681
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (3)(4)	6,632	6,267
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (3)(4)	3,360	2,780
Heartland Communications Group	Service-radio station operator	Line of Credit, $100 available (8.5%, Due 3/2013)	100	58
		Line of Credit, $100 available (8.5%, Due 3/2013)	—	—
		Senior Term Debt (8.5%, Due 3/2013) (4)	4,305	2,508
		Common Stock Warrants (6)(7)	66	—
International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,000 available (9.0%, Due 5/2011) (4) Senior Term Debt (8.5%, Due 5/2012) (4)	1,000 1,391	972 1,353
		Senior Term Debt (10.5%, Due 5/2012) (3)(4)	2,500	2,431
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (non-accrual, Due 7/2010) (4)(8)(7)	162	16
		Senior Term Debt (non-accrual, Due 7/2010) (4)(8)(7)	2,063	204
Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (4)	9,880	6,274
Newhall Holdings, Inc.	Service-distributor of personal care products and	Line of Credit, $1,350 available (8.0%, Due 12/2012) (4)	1,350	1,276
	supplements	Senior Term Debt Term A (5) (8.5%, Due 12/2012) (4)	1,870	1,767
		Senior Term Debt (5) (3.5%, Due 12/2012) (4)	2,000	1,860
		Senior Term Debt (3.5%, Due 12/2012) (3)(4)	4,648	4,276
		Preferred Equity (6)(7)	—	—
		Common Stock (6)(7)	—	—
Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (4)	6,258	5,741
Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (4)	104	92
Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (12.0%, Due 1/2011) (4)(8)	100	100
		Senior Term Debt (10.5%, Due 12/2011) (4)(8)	1,750	1,750
		Senior Term Debt (10.5%, Due 12/2011) (3)(4)(8)	7,500	7,500
Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum	Equipment Note (13.0%, Due 11/2011) (4)	1,000	940
	industry	Senior Term Debt (13.0%, Due 11/2011) (4)	4,125	3,877
		Senior Term Debt (13.0%, Due 11/2011) (3)(4)	4,053	3,810
PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2011) Senior Term Debt (8.5%, Due 7/2011) (4)	— 750	— 711
		Senior Term Debt (10.5%, Due 7/2011) (3)(4)	2,900	2,719

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF DECEMBER 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2011) (3)(4)(9)	$1,813	$1,785
		Senior Term Debt (11.5%, Due 1/2011) (4)(9)	3,060	3,014
Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $3,500 available (10.0%, Due 1/2011) (4)(9)	1,500	1,491
		Mortgage Note (9.5%, Due 10/2014) (4)	7,234	7,198
		Senior Term Debt (9.0%, Due 10/2012) (4)	967	961
		Senior Term Debt (11.0%, Due 10/2012) (3)(4)	11,663	11,415
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (4)	6,000	5,760
		Common Stock Warrants (6)(7)	209	136
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (4)	8,947	8,947
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (non-accrual, Due 10/2012) (4)(7)	601	132
		Senior Term Debt (non-accrual, Due 10/2012) (4)(7)	2,931	293
Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (4)	6,335	4,997
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $2,000 available (10.5%, Due 2/2011) (4)(10)	1,999	1,499
		Senior Term Debt (10.5%, Due 5/2012) (4)(10)	16,948	12,711
		Senior Term Debt (13.3%, Due 5/2012) (3)(4)(10)	10,700	8,025
Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $750 available (9.0%, Due 1/2011) (4)(9)	750	731
		Senior Term Debt (8.5%, Due 1/2011) (4)(9)	813	792
		Senior Term Debt (12.0%, Due 1/2011) (3)(4)(9)	3,000	2,903
Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (4)	650	647
		Senior Term Debt (13.0%, Due 3/2011) (3)(4)	3,978	3,958
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (4)	12,000	11,835
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (4)	8,000	7,810
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2012) (4)	1,250	1,247
		Senior Term Debt (5.7%, Due 5/2013) (4)	1,686	1,669
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (4)	9,875	9,653

Subtotal — Non-syndicated loans			223,254	197,301

Syndicated Loans:
Airvana Network Solutions, Inc	Service-telecommunications	Senior Term Debt (11.0%, Due 8/2014) (5)	$7,702	$7,918
Applied Systems	Service - software for property & casualty insurance industry	Senior Subordinated Term Debt (10%, Due 6/2017) (5)	990	1,000
Ascend Learning	Service - technology-based learning solutions	Senior Subordinated Term Debt (12.3%, Due 12/2017) (5)	970	975
Covad Communications	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (5)	1,961	2,025
Global Brass	Service-telecommunications	Senior Term Debt (10.3%, Due 8/2015) (5)	2,905	3,168
HGI	Service-telecommunications	Senior Term Debt (6.3%, Due 10/2016) (5)	1,956	1,998
WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (5)	1,876	1,651
		Senior Preferred Equity (6)(7)	333	389
		Junior Preferred Equity (6)(7)	111	134
		Common Stock (6)(7)	—	53

Subtotal — Syndicated loans			18,804	19,311

Total Non-Control/Non-Affiliate Investments (represents 85.8% of total investments at fair value)			$242,058	$216,612

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF DECEMBER 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based	Line of Credit, $1,621 available (non-
	evaluator of digital	accrual, Due 10/2011) (6)(7)	$1,399	$—
	imaging products	Common Stock (6)(7)	424	—
Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (3)(4)	8,245	8,245
		Common Stock (6)(7)	1	4,512
		Guaranty ($250)
Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (non-accrual, Due 10/2012) (4)(7)	10,000	4,500
		Senior Subordinated Term Debt (non-accrual, Due 12/2012) (4)(7)	2,000	900
		Senior Subordinated Term Debt (non-accrual, Due Upon Demand) (4)(7)	1,874	843
		Common Stock (6)(7)	317	—
LocalTel, LLC	Service-yellow pages publishing	Line of credit, $1,850 available (non-accrual, Due 12/2011) (6)(7)	1,723	1,075
		Senior Term Debt (non-accrual, Due 2/2012) (6)(7)	325	—
		Line of Credit, $3,000 available (non-accrual, Due 6/2011) (6)(7)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011) (6)(7)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3)(6)(7)	2,750	—
		Common Stock Warrants (6)(7)	—	—
Midwest Metal	Distribution-aluminum sheets	Senior Subordinated Term Debt(4)
Distribution, Inc.	and stainless steel	(12.0%, Due 7/2013)(4)	18,256	15,813
		Common Stock (6)(7)	138	—
U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $400 available (non-accrual, Due 12/2010) (6)(7)	269	5
		Line of credit, $450 available (non-accrual, Due 12/2010) (6)(7)	450	—
		Common Stock (6)(7)	2,470	—

Total Control Investments (represents 14.2% of total investments at fair value)			$54,499	$35,893

Total Investments			$296,557	$252,505

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents interest rates in effect at December 31, 2010 and due date represents the contractual maturity date.

(3)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(4)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(5)	Security valued based on the indicative bid price on or near December 31, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(6)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(7)	Security is non-income producing.

(8)	Security was paid off, at par, subsequent to December 31, 2010 and was valued based on the exit.

(9)	Loan was amended or restructured subsequent to December 31, 2010, resulting in an extension to the maturity date.

(10)	In January, the Company disbursed $1.5 million to purchase common stock from existing shareholders of Sunshine Media Holdings. This purchase resulted in the Company taking a controlling position in Sunshine Media Holdings.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Non-syndicated Loans:
Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 12/2011) (5)	$963	$809
Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (5)	9,094	8,543
		Senior Term Debt (13.0%, Due 12/2010) (5)	65	64
BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,465	6,644
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $700 available (7.3%, Due 11/2010) (5)	450	428
		Senior Term Debt (7.3%, Due 11/2010) (5)	333	317
CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (5)	5,972	5,868
FedCap Partners, LLC	Private equity fund	Class A Membership Units (8)	400	400
		Uncalled Capital Commitment ($1,600)
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (7)(8)	37	284
GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (5)	6,111	6,004
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (3)(5)	6,632	6,450
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (3)(5)	3,560	2,937
Heartland Communications Group	Service-radio station operator	Line of Credit, $100 available (8.5%, Due 3/2013)	—	—
		Line of Credit, $100 available (8.5%, Due 3/2013)	—	—
		Senior Term Debt (8.5%, Due 3/2013) (5)	4,301	2,519
		Common Stock Warrants (7)(8)	66	—
Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (5)	2,400	2,382
International Junior Golf Training Acquisition	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2011) (5)	—	—
Company		Senior Term Debt (8.5%, Due 5/2012) (5)	1,557	1,537
		Senior Term Debt (10.5%, Due 5/2012) (3)(5)	2,500	2,456
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $200 available (non-accrual, Due 7/2010) (5)(8)(10)	161	16
		Senior Term Debt (non-accrual, Due 7/2010) (5)(8)(10)	1,921	192
Legend Communications of Wyoming LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (5)	9,880	6,422
Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $1,350 available (5.0%, Due 12/2012) (5)	1,350	1,269
		Senior Term Debt (5) (5.0%, Due 12/2012) (5)	3,870	3,638
		Senior Term Debt (5.0%, Due 12/2012) (3)(5)	4,648	4,323
		Preferred Equity (7)(8)	—	—
		Common Stock (7)(8)	—	—
Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (5)	6,301	5,765
Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (5)	117	102
Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $500 available (12.0%, Due 10/2010) (5)(12)	150	150
		Senior Term Debt (10.5%, Due 12/2011) (5)	1,950	1,945
		Senior Term Debt (10.5%, Due 12/2011) (3)(5)	7,500	7,481
Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum	Equipment Note (13.0%, Due 10/2010) (5)(13)	1,000	950
	industry	Senior Term Debt (13.0%, Due 10/2010) (5)(13)	4,125	3,919
		Senior Term Debt (13.0%, Due 10/2010) (3)(5)(13)	4,053	3,850

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value
PROFITSystems	Service-design and develop	Line of Credit, $350 available
Acquisition Co.	ERP software	(4.5%, Due 7/2011)	$—	$—
		Senior Term Debt (8.5%, Due 7/2011) (5)	1,000	940
		Senior Term Debt (10.5%, Due 7/2011) (3)(5)	2,900	2,697
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2011) (3)(5)	1,937	1,918
		Senior Term Debt (11.5%, Due 1/2011) (4)(5)	3,060	3,029
Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and	Line of Credit, $5,000 available (9.0%, Due 10/2010) (5)(14)	1,200	1,188
	biochemical intermediates	Mortgage Note (9.5%, Due 10/2014) (5)	7,255	7,201
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,080	1,069
		Senior Term Debt (11.0%, Due 10/2012) (3)(5)	11,693	11,386
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,730
		Common Stock Warrants (7)(8)	209	—
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	8,947	8,935
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (non-accrual, Due 10/2012) (5)(8)(10)	450	140
		Senior Term Debt (non-accrual, Due 10/2012) (5)(8)(10)	2,931	352
Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,391	5,100
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $2,000 available (10.5%, Due 2/2011) (5)	1,599	1,499
		Senior Term Debt (10.5%, Due 5/2012) (5)	16,948	15,889
		Senior Term Debt (13.3%, Due 5/2012) (3)(5)	10,700	9,898
Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $1,000 available (9.0%, Due 1/2011) (5)	1,000	970
		Senior Term Debt (8.5%, Due 1/2011) (5)	1,075	1,043
		Senior Term Debt (12.0%, Due 1/2011) (3)(5)	3,000	2,888
Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	675	672
		Senior Term Debt (13.0%, Due 3/2011) (3)(5)	4,005	3,990
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (5)	12,000	11,820
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (5)	8,000	7,800
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2012) (5)	1,250	1,244
		Senior Term Debt (6.0%, Due 5/2013) (5)	1,686	1,661
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,875	9,603

Subtotal — Non-syndicated loans			225,798	206,326

Syndicated Loans:
Airvana Network Solutions, Inc	Service-telecommunications	Senior Term Debt (11.0%, Due 8/2014) (6)	$8,858	$8,942
Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.9%, Due 1/2012) (6)	7,159	6,427
WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (6)	1,881	1,655
		Senior Preferred Equity (7)(8)	333	379
		Junior Preferred Equity (7)(8)	111	8
		Common Stock (7)(8)	—	—

Subtotal — Syndicated loans			18,342	17,411

Total Non-Control/Non-Affiliate Investments			$244,140	$223,737

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value
CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $1,621 available (non-accrual, Due 10/2010) (7)(8)(10)(11)	$1,319	$—
		Common Stock (7)(8)	424	—
Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (3)(5)	8,325	8,325
		Common Stock (7)(8)	1	1,543
		Guaranty ($250)
Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (non-accrual, Due 10/2012) (5)(8)(9)(10)	10,000	5,000
		Senior Subordinated Term Debt (non-accrual, Due 12/2010) (5)(8)(9)(10)	2,000	1,000
		Senior Subordinated Term Debt (non-accrual, Due Upon Demand) (5)(8)(9)(10)	1,794	897
		Common Stock (7)(8)	1	—
LocalTel, LLC	Service-yellow pages publishing	Line of credit, $1,850 available (non-accrual, Due 12/2010) (7)(8)(10)	1,698	1,063
		Senior Term Debt (non-accrual, Due 2/2012) (7)(8)(10)	325	—
		Line of Credit, $3,000 available (non-accrual, Due 6/2011) (7)(8)(10)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011) (7)(8)(10)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3)(7)(8)(10)	2,750	—
		Common Stock Warrants (7)(8)	—	—
Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (5)	18,254	15,539
		Common Stock (7)(8)	138	—
U.S. Healthcare Communications, Inc.	Service-magazine publisher/ operator	Line of credit, $400 available (non-accrual, Due 12/2010) (7)(8)(10)	269	5
		Line of credit, $450 available (non-accrual, Due 12/2010) (7)(8)(10)	450	—
		Common Stock (7)(8)	2,470	—

Total Control Investments			$54,076	$33,372

Total Investments (15)			$298,216	$257,109

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents interest rates in effect at September 30, 2010 and due date represents the contractual maturity date.

(3)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(4)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt, however, the debt is also junior to another LOT.

(5)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(6)	Security valued based on the indicative bid price on or near September 30, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(7)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(8)	Security is non-income producing.

(9)	Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues at a success fee rate. The success fee is not recorded until paid (see Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition”).

(10)	BERTL, KMBQ, Lindmark, LocalTel, SCI Cable and U.S. Healthcare are currently past due on interest payments and are on non-accrual.

(11)	BERTL’s interest includes paid in kind interest. Please refer to Note 2 “Summary of Significant Accounting Policies.” Subsequent to September 30, 2010, BERTL’s line of credit maturity date was extended to October 2011.

(12)	Subsequent to September 30, 2010, Pinnacle’s line of credit maturity date was extended to January 2011.

(13)	Subsequent to September 30, 2010, Precision’s equipment note and senior term loan maturity dates were extended to November 2010.

(14)	Subsequent to September 30, 2010, Reliable’s line of credit limit was reduced to $3,500, the interest rate floor was increased to 10.0% and the maturity date was extended to January 2011.

(15)	Aggregate gross unrealized depreciation for federal income tax purposes is $1,919; aggregate gross unrealized appreciation for federal income tax purposes is $43,023. Net unrealized depreciation is $41,104 based on a tax cost of $298,186.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
NOTE 1. ORGANIZATION
Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, the Company may acquire from others existing loans that meet this profile.
Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the purpose of holding the Company’s portfolio of loan investments. Gladstone Capital Advisers, Inc. established on December 30, 2003, is also a wholly-owned subsidiary of the Company.
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
The financial statements of all of the aforementioned subsidiaries are consolidated with those of the Company.
The Company is externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of the Company.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2010.
The year-end Condensed Consolidated Statement of Assets and Liabilities contained elsewhere in this report was derived from audited financial statements but does not include all disclosures required by GAAP.

Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the period ended December 31, 2010 with no effect to net decrease in net assets resulting from operations.
Investment Valuation Policy
The Company carries its investments at market value to the extent that market quotations are readily available and reliable, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by the Company’s Board of Directors, and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.
The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments. When these specific third-party appraisals are sought, the Company uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value the investment the Company has in that business.
The Policy, summarized below, applies to publicly-traded securities, securities for which a limited market exists and securities for which no market exists.
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
In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of December 31, 2010, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices, or IBPs, were used to fair value the Company’s syndicated loans as of December 31, 2010.

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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors to determine the TEV of the issuer:
•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.
In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the Company has estimated the TEV of the issuer, the Company will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.
(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.
(4)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Company values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund.

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
Refer to Note 3 below for additional information regarding fair value measurements and the Company’s adoption of ASC 820.
Interest Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2010, two Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $30.4 million, or 10.3% of the cost basis of all loans in the Company’s portfolio. As of September 30, 2010, two Non-Control/Non-Affiliate investment and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all loans in the Company’s portfolio.
As of December 31, 2010, the Company had loans in its portfolio which contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $4 and $55 for the three months ended December 31, 2010 and 2009, respectively.
The Company also transfers past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. For the three months ended December 31, 2010 and 2009, respectively, the Company transferred past due interest to the principal balance of $0 and $103.
As of December 31, 2010, the Company had nine original issue discount (“OID”) loans. The Company recorded OID income of $25 and $0 for the three months ended December 31, 2010 and 2009, respectively.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. The Company recorded $0.1 million of success fees during the quarter ended December 31, 2010, which resulted from the exit and payoff of Interfilm Corp. During the quarter ended December 31, 2009, the Company received $0.3 million in prepaid success fees from Doe & Ingalls Management LLC and $0.3 million in success fees from the Company’s exit in Tulsa Welding School.
NOTE 3. INVESTMENTS
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
As of December 31, 2010, all of the Company’s investments were valued using Level 3 inputs.
The following table presents the financial instruments carried at fair value as of December 31, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	As of December 31, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate Investments
Senior term debt	$—	$—	$160,557	$160,557
Senior subordinated term debt	—	—	54,943	54,943
Preferred equity	—	—	523	523
Common equity/equivalents	—	—	589	589

Total Non-Control/Non-Affiliate investments at fair value	—	—	216,612	216,612

Control Investments
Senior term debt	$—	$—	$9,325	$9,325
Senior subordinated term debt	—	—	22,056	22,056
Common equity/equivalents	—	—	4,512	4,512

Total Control investments at fair value	—	—	35,893	35,893

Total investments at fair value	$—	$—	$252,505	$252,505

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the three months ended December 31, 2010 and December 31, 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period: the first table is broken out by Control and Non-Control/Non-Affiliate investment classification, and the second table is broken out by major security type.
Fair value measurements using unobservable data inputs (Level 3)
Period ended December 31, 2010:

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended December 31, 2010:
Fair value at September 30, 2010	$223,737	$33,372	$257,109
Unrealized (depreciation) appreciation(1)	(5,041)	2,097	(2,944)
Issuances/Originations	11,295	503	11,798
Settlements/Repayments	(13,342)	(79)	(13,421)
Sales	(37)	—	(37)

Fair value as of December 31, 2010	$216,612	$35,893	$252,505

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Three months ended December 31, 2010:
Fair value at September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109
Unrealized (depreciation) appreciation(1)	(5,930)	256	137	2,593	(2,944)
Issuances/Originations	9,398	2,083	—	317	11,798
Settlements/Repayments	(6,182)	(7,239)	—	—	(13,421)
Sales	—	—	—	(37)	(37)

Fair value as of December 31, 2010	$169,882	$76,999	$523	$5,101	$252,505

Period ended December 31, 2009:

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended December 31, 2009:
Fair value at September 30, 2009	$286,997	$33,972	$320,969
Realized losses(2)	(920)	—	(920)
Unrealized appreciation (depreciation)(1)	3,599	(1,000)	2,599
Issuances/Originations	935	1,286	2,221
Settlements/Repayments	(15,449)	—	(15,449)
Sales	(2,782)	—	(2,782)

Fair value as of December 31, 2009	$272,380	$34,258	$306,638

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Three months ended December 31, 2009:
Fair value at September 30, 2009	$212,290	$105,794	$—	$2,885	$320,969
Realized losses(2)	(511)	(409)	—	—	(920)
Unrealized appreciation (depreciation)(1)	1,796	2,236	—	(1,433)	2,599
Issuances/Originations	1,218	1,003	—	—	2,221
Settlements/Repayments	(15,293)	(156)	—	—	(15,449)
Sales	(923)	(1,859)	—	—	(2,782)

Fair value as of December 31, 2009	$198,577	$106,609	$—	$1,452	$306,638

(1)	Included in unrealized appreciation (depreciation) on investments on the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009.

(2)	Included in net realized loss on investments on the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2009.
Non-Control/Non-Affiliate Investments
As of December 31, 2010 and September 30, 2010, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $216.6 million and $223.7 million, at fair value, respectively. During the period ended December 31, 2010, the Company added five new Non-Control/Non-Affiliate investments, with an aggregate fair value of $9.2 million as of December 31, 2010, exited two Non-Control/Non-Affiliate investments, for which the Company received aggregate payments of $9.5 million, and sold one Non-Control/Non-Affiliate investment for $37. As of December 31, 2010, the Company had a total of 35 Non-Control/Non-Affiliate investments, of which seven were syndicated loans.
Control Investments
As of December 31, 2010 and September 30, 2010, the Company held six Control investments in the aggregate of approximately $35.9 million and $33.4 million, at fair value, respectively. During the period ending December 31, 2010, three Control investments made draws, totaling $0.2 million, on their lines of credit. The Company did not exit any Control investments during the three months ended December 31, 2010.
Investment Concentrations
As of December 31, 2010, the Company had aggregate investments in 41 portfolio companies. Approximately 67.3% of the aggregate fair value of such investments at December 31, 2010 was comprised of senior term debt, 30.5% was senior subordinated term debt and 2.2% was in equity securities. The following table outlines the Company’s investments by type at December 31, 2010 and September 30, 2010:

	December 31, 2010		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$203,258	$169,882	$200,041	$172,596
Senior subordinated term debt	88,830	76,999	93,987	81,899
Preferred equity	445	523	444	387
Common equity/equivalents	4,024	5,101	3,744	2,227

Total investments	$296,557	$252,505	$298,216	$257,109

Investments at fair value consisted of the following industry classifications as of December 31, 2010 and September 30, 2010:

	December 31, 2010		September 30, 2010
		Percentage		Percentage
		of Total		of Total
Industry Classification	Fair Value	Investments	Fair Value	Investments

Healthcare, education & childcare	$42,085	16.6%	$41,098	16.0%
Broadcast (TV & radio)	36,052	14.3	44,562	17.3
Printing & publishing	32,425	12.8	37,705	14.7
Electronics	24,945	9.9	25,080	9.8
Mining, steel, iron & non-precious metals	24,495	9.7	24,343	9.5
Retail stores	19,645	7.8	19,620	7.6
Automobile	12,757	5.1	9,868	3.8
Buildings & real estate	11,948	4.7	12,454	4.8
Personal & non-durable consumer products	11,177	4.4	9,230	3.6
Home & office furnishings	10,167	4.0	10,666	4.1
Machinery	8,627	3.4	8,719	3.4
Chemicals, plastics & rubber	4,605	1.8	7,044	2.7
Leisure, amusement, movies & entertainment	4,757	1.9	3,994	1.6
Diversified natural resources, precious metals & minerals	3,168	1.3	—	—
Diversified/conglomerate manufacturing	2,227	0.9	2,042	0.8
Telecommunications	2,025	0.8	—	—
Insurance	1,000	0.4	—	—
Aerospace & defense	400	0.2	400	0.2
Farming & agriculture	—	—	284	0.1

Total investments	$252,505	100.0%	$257,109	100.0%

The investments at fair value were included in the following geographic regions of the United States at December 31, 2010 and September 30, 2010:

	December 31, 2010		September 30, 2010
		Percent of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Midwest	$119,424	47.3%	$109,299	42.5%
West	56,156	22.2	59,684	23.2
South	41,582	16.5	44,704	17.4
Northeast	35,343	14.0	36,995	14.4
U.S. Territory	—	—	6,427	2.5

Total Investments	$252,505	100.0%	$257,109	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2010:

Amount
For the remaining nine months ending September 30:
2011	$50,640
For the fiscal year ending September 30:
2012	73,339
2013	123,043
2014	31,245
2015	9,925
2016 and thereafter	5,045

Total contractual repayments	$293,237
Investments in equity securities	4,469
Adjustments to cost basis on debt securities	(1,149)

Total cost basis of investments held at December 31, 2010:	$296,557

Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of portfolio companies. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31, 2010 and September 30, 2010, the Company had gross receivables from portfolio companies of $0.5 million and $0.6 million, respectively. The allowance for uncollectible receivables was $0.4 million and $0.3 million as of December 31, 2010 and September 30, 2010, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Loans to Former Employees
The Company has outstanding loans to certain employees of the Adviser, each of whom was a joint employee of the Adviser (or the Company’s previous adviser, Gladstone Capital Advisers, Inc.) and the Company at the time the loans were originally provided, for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. No new loans were issued during the three months ended December 31, 2010 or 2009. The Company did not receive any principal repayments during the three months ended December 31, 2010 and 2009. The Company recognized interest income from all employee stock option loans of $0.1 million and $0.1 million for the three months ended December 31, 2010 and 2009, respectively.
Investment Advisory and Management Agreement
The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Advisory Agreement through August 31, 2011.
The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
	2010	2009
Average total assets subject to base management fee(1)	$269,408	$330,000
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%

Unadjusted base management fee	$1,347	$1,650
Reduction for loan servicing fees(2)	(842)	(929)

Base management fee(2)	505	721
Credit for fees received by Adviser from the portfolio companies	—	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(52)	(7)

Net base management fee	$453	$714

Incentive fee	$1,159	$375
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(22)

Net incentive fee	$1,159	$353

Credit for fees received by Adviser from the portfolio companies	$—	$—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(52)	(7)
Incentive fee credit	—	(22)

Credit to base management and incentive fees from Adviser(2)	$(52)	$(29)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
Base Management Fee
The base management fee is payable quarterly and assessed at a rate of 2.0%, computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation:
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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the three months ended December 31, 2010 and 2009.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees and 100% of others are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.
Incentive Fee
The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company will pay the Adviser an income-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);
•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and
•	20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years.
For the three months ended December 31, 2010 and 2009, the Company recorded income-based incentive fees of $1.2 million and $0.4 million, respectively, as its pre-incentive fee net investment income was above the 1.75% hurdle rate of net assets for both periods. No capital gains-based incentive fee has been recorded for the Company from its inception through December 31, 2010, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of administrative expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Administration Agreement through August 31, 2011. For the three months ended December 31, 2010 and 2009, the Company recorded fees to the Administrator on the accompanying Condensed Consolidated Statements of Operations of $0.2 million and $0.2 million, respectively.
Related Party Fees Due
Amounts due to related parties in the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of September 30,
	2010	2010
Unpaid base management fee to Adviser	$453	$319
Unpaid incentive fee to Adviser	1,159	158
Unpaid loan servicing fees to Adviser	204	196

Total fees due to Adviser	1,816	673

Unpaid administration fee due to Administrator	186	267

Total related party fees due	$2,002	$940

NOTE 5. BORROWINGS
On March 15, 2010, the Company, through Business Loan, entered into a fourth amended and restated credit agreement which currently provides for a $127.0 million revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”). Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility. On November 22, 2010 (the “Amendment Date”), the Company amended its Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at LIBOR subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of the Amendment Date, advances under the Credit Facility bear interest at LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, the Company is no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. During the quarter ended December 31, 2010, the Company reversed the projected annual minimum earnings shortfall fee of $0.6 million that had been accrued as of September 30, 2010. As of the Amendment Date, the Company paid a $0.7 million fee.
As of December 31, 2010, there was a cost basis of approximately $24.6 million of borrowings outstanding under the Credit Facility at an average interest rate of 5.25%. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, the Company will be required to use all principal collections from its loans to pay outstanding principal on the Credit Facility.
The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of December 31, 2010, Business Loan had 26 obligors and the Company was in compliance with all of the facility covenants.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with its application of ASC 820 to its investments. The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The following tables present the Credit Facility carried at fair value as of December 31, 2010 and September 30, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820 and a roll-forward in the changes in fair value during the three months ended December 31, 2010 and 2009, for the Credit Facility for which the Company determines fair value using unobservable (Level 3) factors:

	Borrowings under Credit Facility
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
December 31, 2010	$—	$—	$25,301	$25,301
September 30, 2010	$—	$—	$17,940	$17,940
Fair value measurements using unobservable data inputs (Level 3)

	Three Months Ended December 31,
	2010	2009
Fair value as of September 30, 2010 and 2009, respectively	$17,940	$83,350
Unrealized depreciation(1)	(439)	(219)
Borrowings	10,000	2,900
Repayments	(2,200)	(12,500)

Fair value as of December 31, 2010 and 2009, respectively	$25,301	$73,531

(1)	Included in unrealized depreciation on borrowings on the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009.

The fair value of the collateral under the Credit Facility was approximately $209.4 million and $212.6 million at December 31, 2010 and September 30, 2010, respectively.
NOTE 6. COMMON STOCK
As of December 31, 2010 and September 30, 2010, 50,000,000 shares of common stock, $0.001 par value per share, were authorized and 21,039,242 shares of common stock were outstanding.
Registration Statement
On October 20, 2009, the Company filed a registration statement on Form N-2 (File No. 333-162592) that was declared effective by the SEC on January 28, 2010. Such registration statement permits the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.
On May 17, 2010, the Company and the Adviser entered into an equity distribution agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which the Company may, from time to time, issue and sell through the Agent, as sales agent, up to 2.0 million shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, based upon instructions from the Company (including, at a minimum, the number of shares to be offered, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the NASDAQ Global Select Market in accordance with Rule 153 under the Securities Act of 1933 or such other sales of the Shares as shall be agreed by the Company and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares for amounts of Shares sold pursuant to the Agreement. To date, the Company has not issued any shares pursuant to this Agreement.
Employee Notes
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

					Outstanding
	Number of	Strike Price of	Amount of		Balance of		Interest
Issue	Options	Options	Promissory Note		Employee Loans	Maturity	Rate
Date	Exercised	Exercised	Issued to Employees		at 12/31/10	Date	on Note
Aug-01	393,334	15.00	$5,900	(1)	$5,900	Aug-10	4.90	%(2)
Aug-01	18,334	15.00	275	(1)	255	Aug-10	4.90	(2)
Aug-01	18,334	15.00	275		275	Aug-11	4.90
Sep-04	13,332	15.00	200		198	Sep-13	5.00
Jul-06	13,332	15.00	200		200	Jul-15	8.26
Jul-06	18,334	15.00	275		275	Jul-15	8.26

	475,000		$7,125		$7,103

(1)	On September 7, 2010, the Company entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, the Company’s Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of the Company on August 23, 2001, in the principal amounts of $5,900 and $275 (the “Notes”). Mr. and Ms. Gladstone executed the Notes in payment of the exercise price of certain stock options (the “Options”) to acquire shares of the Company’s common stock. Concurrently with the execution of the Notes, the Company and Mr. and Ms. Gladstone entered into a Stock Pledge Agreements (the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to the Company a first priority security interest in the Pledged Collateral (as defined in the Pledge Agreement), which includes 393,334 and 18,334 shares, respectively, of the Company’s common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, the Company will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to the Company under the Notes at such time, if ever, that the trading price of the Company’s common stock reaches $15 per share. In entering into the Redemption Agreements, the Company reserved all of its existing rights under the Notes and the Pledge Agreements, including but not limited to the ability to foreclose on the Pledged Collateral at any time.

(2)	An event of default was triggered under the Note by virtue of the employee’s failure to repay the amounts outstanding within five business days of August 23, 2010. As such, the Company charged a default rate of 2% under the Note for periods following the date of default.
In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of the accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2010, the Company determined that these notes were still recourse.
NOTE 7. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share for the three months ended December 31, 2010 and 2009:

	Three months ended
	December 31,
	2010	2009
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$2,132	$6,326
Denominator for basic and diluted shares	21,039,242	21,087,574

Basic and diluted net increase in net assets resulting from operations per common share	$0.10	$0.30

NOTE 8. DISTRIBUTIONS
The following table lists the per share distributions paid to stockholders for the three months ended December 31, 2010 and 2009:

			Distribution
Fiscal Year	Record Date	Payment Date	per Share
2011	October 21, 2010	October 29, 2010	$0.07
	November 19, 2010	November 30, 2010	$0.07
	December 23, 2010	December 31, 2010	$0.07

		Total	$0.21

2010	October 22, 2009	October 30, 2009	$0.07
	November 19, 2009	November 30, 2009	$0.07
	December 22, 2009	December 31, 2009	$0.07

		Total	$0.21

Aggregate distributions declared and paid for both the three months ended December 31, 2010 and 2009 were approximately $4.4 million, which were declared based on estimates of net investment income for the respective fiscal years. Distributions declared for the fiscal year ended September 30, 2010 were comprised of 95.6% from ordinary income and 4.4% from a return of capital. The characterization of the distributions declared and paid for the fiscal year ending September 30, 2011 will be determined at year end and cannot be determined at this time.
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
As of December 31, 2010, the Company was not party to any signed commitments for potential investments. However, the Company has certain line of credit and capital commitments with its portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates and the Company expects many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements. The Company estimates the fair value of these unused and uncalled commitments as of December 31, 2010 and March 31, 2010 to be nominal.
In July 2009, the Company executed a guaranty of a line of credit agreement between Comerica Bank and Defiance, one of its Control investments. If Defiance has a payment default, the guaranty is callable once the bank has reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The guaranty is limited to $250 plus interest on that amount accrued from the date demand payment is made under the guaranty, and all costs incurred by the bank in its collection efforts. As of December 31, 2010, the Company had not been required to make any payments on the guaranty of the line of credit agreement, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended
	December 31,
	2010	2009
Per Share Data(1)
Net asset value at beginning of period	$11.85	$11.81

Income from investment operations:
Net investment income(2)	0.22	0.21
Net realized loss on investments(2)	—	(0.04)
Net unrealized (depreciation) appreciation on investments(2)	(0.14)	0.12
Net unrealized appreciation on borrowings(2)	0.02	0.01

Total from investment operations	0.10	0.30

Distributions to stockholders(3)	(0.21)	(0.21)
Reclassification of principal on employee note	—	0.02

Net asset value at end of period	$11.74	$11.92

Per share market value at beginning of period	$11.27	$8.93
Per share market value at end of period	11.52	7.69
Total return(4)(5)	4.11%	(11.58)%
Shares outstanding at end of period	21,039,242	21,087,574
Statement of Assets and Liabilities Data:
Net assets at end of period	$246,960	$251,449
Average net assets(6)	247,513	248,874
Senior Securities Data:
Total borrowings	25,301	73,531
Asset coverage ratio(7)(8)	1,061%	442%
Asset coverage per unit(8)	$10,612	$4,420
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(9)	5.53%	8.69%
Ratio of net expenses to average net assets-annualized(10)	5.44	8.64
Ratio of net investment income to average net assets-annualized	7.49	7.12

(1)	Based on actual shares outstanding at the end of the corresponding period.

(2)	Based on weighted average basic per share data.

(3)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of the Company’s dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of the Company’s distributions please refer to Note 8.

(5)	Amounts were not annualized.

(6)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(7)	As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(8)	Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guarantees). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(9)	Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees but includes income tax expense.

(10)	Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees but includes income tax expense.

NOTE 11. SUBSEQUENT EVENTS
Distributions
In January 2011, the Company’s Board of Directors declared the following monthly cash distributions to stockholders:

Record Date	Payment Date	Distribution per Share
January 21, 2011	January 31, 2011	$0.07
February 21, 2011	February 28, 2011	0.07
March 21, 2011	March 31, 2011	0.07
Investment Activity
Subsequent to December 31, 2010, the Company extended an aggregate amount of approximately $2.7 million in revolver draws and additional investments to existing portfolio companies. Of significance, the Company disbursed $1.5 million to purchase common stock from existing shareholders of Sunshine Media Holdings. This purchase resulted in the Company taking a controlling position in Sunshine Media Holdings.
Northern Virginia SBIC License Application Not Granted
In January 2011, Northern Virginia SBIC, the Company’s wholly-owned subsidiary, was informed by the United States Small Business Administration that its application to obtain a license as a small business investment company would not be granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data and as otherwise indicated)
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in our annual report on Form 10-K for the fiscal year ended September 30, 2010.
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
Business Environment
While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have decreased liquidity for us and increased our cost of debt and equity capital. The longer these economic conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made investments are still susceptible to the economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. We do not know when market conditions will begin to grow again or if adverse conditions will intensify, and we do not know the full extent to which the continued recession will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital.
Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our credit facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our line of credit. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. When our stock trades below net asset value (“NAV”) per share, as it has periodically traded for more than two years, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 18, 2010, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. On February 4, 2011, the closing market price of our common stock was $10.80, which price represented a 8% discount to our December 31, 2010 NAV per share. At the upcoming annual stockholders meeting scheduled for February 17, 2011, our stockholders will again be asked to vote in favor of renewing this proposal for another year.
Unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility. As of December 31, 2010, we were in compliance with all of our credit facility’s covenants.
We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access. However, we believe that our $127.0 million credit facility with a two-year term increases our ability to make new investments consistent with our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and are likely to produce attractive long-term returns for our stockholders.
Investment Highlights
Purchases: During the three months ended December 31, 2010, we extended $9.0 million of investments to five new portfolio companies and $2.8 million of investments to existing portfolio companies through revolver draws or the additions of new term notes, for total investments of $11.8 million.
Repayments: During the three months ended December 31, 2010, two borrowers made unscheduled payoffs in the aggregate amount of $9.5 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule in the aggregate amount of $3.7 million, for total principal repayments of $13.2 million.
Sales: During the three months ended December 31, 2010, we sold one Non-Control/Non-Affiliate investment for net proceeds of $37.
Since our initial public offering in August 2001, we have made 273 different loans to, or investments in, 134 companies for a total of approximately $981.4 million, before giving effect to principal repayments on investments and divestitures.
Recent Developments
Credit Facility Amendment
On November 22, 2010 (the “Amendment Date”), we entered into an amendment to our fourth amended and restated credit agreement, which provides for a $127.0 million revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”). Prior to the Amendment Date, advances under the Credit Facility bore interest at LIBOR subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of the Amendment Date, advances under the Credit Facility bear interest at LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, we are no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of the Amendment Date, we paid a $0.7 million fee.
During the three months ended December 31, 2010, we elected to apply ASC 825, “Financial Instruments,” specifically to our Credit Facility, which requires us to apply a fair value methodology to the Credit Facility as of December 31, 2010. The Credit Facility was fair valued at $25.3 million as of December 31, 2010.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2010 to the Three Months Ended December 31, 2009
A comparison of our operating results for the three months ended December 31, 2010 and 2009 is below:

	For the three months ended December 31,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income	$7,845	$9,251	$(1,406)	(15.2)
Other income	161	553	(392)	(70.9)

Total investment income	8,006	9,804	(1,798)	(18.3)

EXPENSES
Loan servicing fee	842	929	(87)	(9.4)
Base management fee	505	721	(216)	(30.0)
Incentive fee	1,159	375	784	209.1
Administration fee	186	178	8	4.5
Interest expense	(120)	1,535	(1,655)	NM
Amortization of deferred financing fees	297	494	(197)	(39.9)
Professional fees	332	912	(580)	(63.6)
Other expenses	220	261	(41)	(15.7)

Expenses before credit from Adviser	3,421	5,405	(1,984)	(36.7)
Credit to base management and incentive fees from Adviser	(52)	(29)	(23)	79.3

Total expenses net of credit to base management and incentive fees	3,369	5,376	(2,007)	(37.3)

NET INVESTMENT INCOME	4,637	4,428	209	4.7

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized loss on investments	—	(920)	920	(100.0)
Net unrealized (depreciation) appreciation on investments	(2,944)	2,599	(5,543)	NM
Net unrealized appreciation on borrowings	439	219	220	100.0

Net (loss) gain on investments and borrowings	(2,505)	1,898	(4,403)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,132	$6,326	$(4,194)	(66.3)

NM = Not Meaningful
Investment Income
Interest income from our investments in debt securities decreased for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the quarter ended December 31, 2010 was approximately $269.4 million, compared to approximately $336.1 million for the prior year quarter, due primarily to increased principal repayments, limited new investment activity and an increased number of investments placed on non-accrual subsequent to December 31, 2009. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended December 31, 2010 was 11.37%, compared to 10.79% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in the weighted average yield on our portfolio for the quarter ended December 31, 2010 resulted primarily from the repayment of loans with lower stated interest rates and the placement of loans with lower stated interest rates on non-accrual. During the three months ended December 31, 2010, six investments were on non-accrual, for an aggregate of approximately $30.4 million at cost, or 10.3% of the aggregate cost of our investment portfolio, and during the prior year period, six investments were on non-accrual, for an aggregate of approximately $19.9 million at cost, or 5.7% of the aggregate cost of our investment portfolio.

Other income decreased for the three months ended December 31, 2010, as compared to the prior year period, primarily due to success fees earned in the prior year period. We received $0.3 million in prepaid success fees from Doe & Ingalls Management LLC and $0.3 million in success fees from our exit in Tulsa Welding School during the three months ended December 31, 2009. The decrease in Other income was partially offset by the receipt of $0.1 million in success fees from our exit in Interfilm Holdings, Inc. during the three months ended December 31, 2010.
The following table lists the interest income from investments for our five largest portfolio company investments during the respective periods:

	As of December 31, 2010		Three months ended December 31, 2010
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues
Reliable Biopharmaceutical Holding Inc.	$26,961	10.6%	$754	9.4%
Sunshine Media Holdings	22,235	8.8	864	10.8
Westlake Hardware, Inc.	19,645	7.8	652	8.2
Clinton Holdings LLC (Midwest Metal)	15,813	6.3	561	7.0
Defiance Acquisition Corp.	12,757	5.1	231	2.9

Subtotal—five largest investments	97,411	38.6	3,062	38.3
Other portfolio companies	155,094	61.4	4,822	60.2
Other non-portfolio company revenue	—	—	122	1.5

Total	$252,505	100.0%	$8,006	100.0%

	As of December 31, 2009		Three months ended December 31, 2009
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues
Reliable Biopharmaceutical Holding Inc.	$26,747	8.7%	$759	7.7%
Sunshine Media Holdings	26,228	8.6	846	8.6
Westlake Hardware, Inc.	24,213	7.9	924	9.4
Clinton Holdings LLC (Midwest Metal)	13,712	4.5	522	5.3
Defiance Acquisition Corp.	13,590	4.4	419	4.3

Subtotal—five largest investments	104,490	34.1	3,470	35.3
Other portfolio companies	202,148	65.9	6,221	63.5
Other non-portfolio company revenue	—	—	113	1.2

Total	$306,638	100.0%	$9,804	100.0%

Operating Expenses
Operating expenses, net of credits from the Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the three months ended December 31, 2010, as compared to the prior year period. This reduction was primarily due to a decrease in interest expense and the amortization of deferred financing fees incurred in connection with the Credit Facility, and a decrease in professional fees, which were partially offset by an increase in the incentive fee.
Interest expense decreased for the three months ended December 31, 2010, as compared to the prior year period due primarily to decreased borrowings under our Credit Facility and the reversal of $0.6 million minimum earnings shortfall fee during the three months ended December 31, 2010. The weighted average balance outstanding on our Credit Facility during the quarter ended December 31, 2010 was approximately $19.8 million, as compared to $78.8 million in the prior year period, a decrease of 74.8%. On November 22, 2010, we amended our Credit Facility such that advances bear interest at LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum. For the three months ended December 31, 2009, under our prior credit facility, advances generally bore interest at LIBOR subject to a minimum rate of 2.0%, plus 4.0% per annum. In addition to the lower interest rate, the amendment removed the annual minimum earnings shortfall fee to the committed lenders. As such, we reversed $0.6 million during the three months ended December 31, 2010 that we had accrued through September 30, 2010 for a projected minimum earnings shortfall fee, as it is no longer applicable.
Amortization of deferred financing fees decreased for the three months ended December 31, 2010, as compared to the prior year period due to significant one-time costs related to the termination of our prior credit facility and transition to our Credit Facility, resulting in increased amortization of deferred financing fees during the quarter ended December 31, 2009 when compared to the quarter ended December 31, 2010.

Professional fees decreased for the three months ended December 31, 2010, as compared to the prior period, primarily due to legal fees incurred in connection with troubled loans during the three months ended December 31, 2009.
The base management fee decreased for the three months ended December 31, 2010, as compared to the prior year period, which is reflective of holding fewer loans that generate loan servicing fees that reduce the base management fee as compared to the prior year period. An incentive fee was earned by the Adviser during the three months ended December 31, 2010, due primarily to decreased interest expense. The incentive fee earned during the prior year period was due in part to success fee income from two portfolio companies. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2010	2009
Average total assets subject to base management fee(1)	$269,408	$330,000
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%

Unadjusted base management fee	$1,347	$1,650
Reduction for loan servicing fees(2)	(842)	(929)

Base management fee(2)	505	721
Credit for fees received by Adviser from the portfolio companies	—	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(52)	(7)

Net base management fee	$453	$714

Incentive fee	$1,159	$375
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(22)

Net incentive fee	$1,159	$353

Credit for fees received by Adviser from the portfolio companies	$—	$—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(52)	(7)
Incentive fee credit	—	(22)

Credit to base management and incentive fees from Adviser(2)	$(52)	$(29)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
Net Realized Loss on Investments
There were no realized gains or losses for the three months ended December 31, 2010. Net realized loss on investments for the three months ended December 31, 2009 was $0.9 million, which consisted of losses of $0.5 million and $0.4 million from the Kinetek Acquisition Corporation and Wesco Holdings, Inc. syndicated loan sales, respectively.
Net Unrealized (Depreciation) Appreciation on Investments
Net unrealized (depreciation) appreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended December 31, 2010, we recorded net unrealized depreciation on investments in the aggregate amount of $2.9 million. During the prior year period, we recorded net unrealized appreciation on investments in the aggregate amount of $2.6 million, which included the reversal of $0.9 million in unrealized depreciation related to two syndicated loan sales. Excluding reversals, we had $1.7 million in net unrealized appreciation for the three months ended December 30, 2009. The net unrealized (depreciation) appreciation across our investments for the three months ended December 31, 2010 was as follows:

Three months ended December 31, 2010
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Defiance Integrated Technologies, Inc.	Control	$2,969
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	732
Midwest Metal Distribution, Inc.	Control	272
Global Brass & Cooper, Inc.	Non-Control / Non-Affiliate	263
Reliable Biopharmaceutical Holdings, Inc.	Non-Control / Non-Affiliate	250
Sunshine Media Holdings	Non-Control / Non-Affiliate	(5,450)
Lindmark Acquisitions	Control	(1,051)
GFRC Holdings LLC	Non-Control / Non-Affiliate	(406)
Other, net (<$250)		(523)

	Total:	$(2,944)

The primary drivers in our net unrealized depreciation for the quarter ended December 31, 2010 were notable depreciation in Sunshine Media Holdings (“Sunshine”), which was primarily due to portfolio company performance and limited equity sponsor support, partially offset by appreciation in Defiance Integrated Technologies, Inc., which was due to an increase in portfolio company performance and in certain comparable multiples.
The unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2009 was as follows:

Three months ended December 31, 2009
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
BAS Broadcasting	Non-Control / Non-Affiliate	$1,192 (1)
Westlake Hardware, Inc.	Non-Control / Non-Affiliate	544
Kinetek Acquisition Corp.	Non-Control / Non-Affiliate	513 (2)
Wesco Holdings, Inc.	Non-Control / Non-Affiliate	408 (3)
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	343
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	289
Sunshine Media Holdings	Non-Control / Non-Affiliate	276
Allison Publications, LLC	Non-Control / Non-Affiliate	265
Pinnacle Treatment Centers, Inc.	Non-Control / Non-Affiliate	254
Defiance Integrated Technologies, Inc.	Control	(816)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(543)
LocalTel, LLC	Control	(524)
KMBQ Corporation	Non-Control / Non-Affiliate	(385)
Other, net (<$250)		783

	Total:	$2,599

(1)	Reflects the reversal of $0.5 million in unrealized depreciation in connection with the payoff of the senior term B loan of BAS Broadcasting.

(2)	Reflects the reversal of the unrealized depreciation in connection with the $0.5 million realized loss on the sale of Kinetek Acquisition Corp.

(3)	Reflects the reversal of the unrealized depreciation in connection with the $0.4 million realized loss on the sale of Wesco Holdings, Inc.
Excluding reversals, general increase in our net unrealized appreciation was experienced throughout the majority of our entire portfolio of debt holdings based on increases in market comparables and portfolio company performance.
Over our entire investment portfolio, we recorded an aggregate of approximately $5.6 million of net unrealized depreciation on our debt positions for the quarter ended December 31, 2010, while our equity holdings experienced an aggregate of approximately $2.7 million of net unrealized appreciation. At December 31, 2010, the fair value of our investment portfolio was less than its cost basis by approximately $44.0 million, as compared to $41.1 million at September 30, 2010, representing net unrealized depreciation of $2.9 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations have generally stabilized over the past several quarters, our entire portfolio was fair valued at 85.1% of cost as of December 31, 2010. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.
Net Unrealized Depreciation on Borrowings
Net unrealized depreciation on borrowings is the net change in the fair value of our borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires that we apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $25.3 million as of December 31, 2010.
Net Increase in Net Assets Resulting from Operations
For the three months ended December 31, 2010, we realized a net increase in net assets resulting from operations of $2.1 million as a result of the factors discussed above. For the three months ended December 31, 2009, we realized a net increase in net assets resulting from operations of $6.3 million. Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the three months ended December 31, 2010 and December 31, 2009 were $0.10 and $0.30, respectively.
LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)
Operating Activities
Net cash used in operating activities for the three months ended December 31, 2010 was $4.0 million and consisted primarily of disbursements of $11.8 million in new investments and an increase of $10.5 million in due from custodian, which resulted from the repayment of Puerto Rico Cable on December 31, 2010, partially offset by principal repayments of $13.2 million and net unrealized depreciation of $2.9 million. Net cash provided by operating activities for the three months ended December 31, 2009 was $15.1 million and consisted primarily of principal repayments of $15.4 million.
At December 31, 2010, we had investments in equity of, loans to or syndicated participations in, 41 private companies with an aggregate cost basis of approximately $296.6 million. At December 31, 2009, we had investments in equity of, loans to, or syndicated participations in, 46 private companies with an aggregate cost basis of approximately $347.5 million. The following table summarizes our total portfolio investment activity during the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
Beginning investment portfolio at fair value	$257,109	$320,969
New investments	9,000	—
Disbursements to existing portfolio companies	2,794	2,063
Principal repayments (including repayment of PIK)	(13,208)	(15,404)
Proceeds from sales	(37)	(2,782)
Increase in investment balance due to PIK	4	55
Increase in investment balance due to transferred interest	—	103
Unrealized (depreciation) appreciation	(2,944)	1,193
Reversal of prior period depreciation on realization	—	1,406
Net realized loss	—	(920)
Amortization of premiums and discounts	(213)	(45)

Ending investment portfolio at fair value	$252,505	$306,638

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2010.

Amount
For the remaining nine months ending September 30:
2011	$50,640
For the fiscal year ending September 30:
2012	73,339
2013	123,043
2014	31,245
2015	9,925
2016	5,045

Total contractual repayments	$293,237
Investments in equity securities	4,469
Adjustments to cost basis on debt securities	(1,149)

Total cost basis of investments held at December 31, 2010:	$296,557

Financing Activities
Net cash provided by financing activities for the three months ended December 31, 2010 was $2.7 million and consisted primarily of net borrowings from the Credit Facility of $7.8 million, partially offset by distributions to stockholders of $4.4 million and $0.7 million in financing fees for the Credit Facility. Net cash used in financing activities for the three months ended December 31, 2009 was $14.0 million and primarily consisted of net payments on our Credit Facility of $9.6 million and distributions to stockholders of $4.4 million.
Distributions
To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for October, November and December 2010. In January 2011, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February and March 2011. We declared these distributions based on our estimates of net investment income for the fiscal year.
For the quarter ended December 31, 2010, please refer to “—Section 19(a) Disclosure” below for estimated tax characterization. For the fiscal year ended September 30, 2010, which includes the three months ended December 31, 2009, our distribution payments were approximately $17.7 million. We declared these distributions based on our estimates of net investment income for the fiscal year. Our investment pace was slower than expected and, consequently, our net investment income was lower than our original estimates. A portion of the distributions declared during fiscal 2010 is expected to be treated as a return of capital to our stockholders.
Section 19(a) Disclosure
Our Board of Directors estimates the source of the distributions at the time of their declaration, as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and also send to our registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any source other than accumulative net investment income during the fiscal year. The estimates of the source of the distribution are interim estimates based on accounting principles generally accepted in the United States (“GAAP”) that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until our books and records are finalized for the calendar year. Following the calendar year end, after we have determined definitive information, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to our stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
Issuance of Equity
On October 20, 2009, we filed a registration statement on Form N-2 with the SEC, which was declared effective on January 28, 2010. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has consistently traded for the last two years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of December 31, 2010, our NAV per share was $11.74 and as of February 4, 2010 our closing market price was $10.80 per share. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a business development company under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 18, 2010, our stockholders approved a proposal that authorized us to issue and sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect until our next annual stockholders meeting on February 17, 2011, at which time we have asked our stockholders to vote in favor of a similar proposal for another year. We have not issued any common stock since February 2008.
On May 17, 2010, we and the Adviser entered into an Equity Distribution Agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which we may, from time to time, issue and sell through the Agent up to 2.0 million shares (the “Shares”) of our common stock, par value $0.001 per share based upon instructions from us (including, at a minimum, the number of Shares to be offered, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the NASDAQ Global Select Market in accordance with Rule 153 under the Securities Act of 1933, as amended, or such other sales of the Shares as shall be agreed by us and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares for amounts of Shares sold pursuant to the Agreement. To date, we have not issued any shares pursuant to this Agreement.
Revolving Credit Facility
On March 15, 2010, we entered into the Credit Facility. Branch Banking and Trust Company and ING Capital LLC also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility. On the Amendment Date, we amended the Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at LIBOR subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. Effective as of the Amendment Date, advances under the Credit Facility bear interest at LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, we are no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of the Amendment Date, we paid a $0.7 million fee.
As of December 31, 2010, there was a cost basis of approximately $24.6 million of borrowings outstanding under the Credit Facility at an average interest rate of 5.25%. As of February 4, 2011, there was a cost basis of approximately $6.6 million of borrowings outstanding. We expect that the Credit Facility will allow us to increase the rate of our investment activity and grow the size of our investment portfolio. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by us. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, we will be required to use all principal collections from the pledged loans to pay outstanding principal on the Credit Facility.
The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of December 31, 2010, Business Loan had 26 obligors and we were in compliance with all of the Credit Facility covenants.
Contractual Obligations and Off-Balance Sheet Arrangements
As of December 31, 2010, we were not party to any signed term sheets for potential investments. However, we have certain line of credit and capital commitments with our portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates, and we expect many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused and uncalled commitments as of December 31, 2010 and March 31, 2010 to be nominal.
In July 2009, we executed a guaranty of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc., one of our Control investments. If Defiance has a payment default, the guaranty is callable once the bank has reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The guaranty is limited to $0.3 million plus interest on that amount accrued from the date demand payment is made under the guaranty, and all costs incurred by the bank in its collection efforts. As of December 31, 2010, we had not been required to make any payments on the guaranty of the line of credit agreement, and we consider the credit risk to be remote.
In accordance with GAAP, the unused and uncalled portions of these commitments are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments, uncalled capital commitments and guarantees as of December 31, 2010 and September 30, 2010:

	As of December 31,	As of September 30,
	2010	2010
Unused line of credit commitments	$6,099	$9,304
Uncalled capital commitment	1,600	1,600
Guarantees	250	250
The following table shows our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Less than
Contractual Obligations(1)	1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(2)	$—	$24,600	$—	$—	$24,600

(1)	Excludes the unused commitments to extend credit or capital to our portfolio companies for an aggregate amount of $7.7 million, as discussed above.

(2)	Principal balance of borrowings under the Credit Facility, based on the contractual maturity due to the revolving nature of the facility.
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
Investment Valuation
The most significant estimate inherent in the preparation of our accompanying Condensed Consolidated Financial Statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation on investments recorded.
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
In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of December 31, 2010, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices, or IBPs, were used to fair value our syndicated loans at December 31, 2010.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc (“SPSE”). We may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE’s opinions of value are based on the valuations prepared by our portfolio management team, as described below. We request that SPSE also evaluate and assign values to success fees when we determine that there is a reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason, at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:
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
SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying Condensed Consolidated Financial Statements.
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
In gathering the sales to third parties of similar securities, we may gather and analyze industry statistics and use outside experts. Once we have estimated the TEV of the issuer, we subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities. If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in ASC 820). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments that we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data, and may also employ DCF valuation techniques.

(4)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: We value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund.
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

Company’s	First	Second
System	NRSRO	NRSRO	Gladstone Capital’s Description(1)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(1)	The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of December 31, 2010 and September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual. Additionally, we do not risk rate our equity securities.
The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2010 and September 30, 2010, representing approximately 92.4% and 93.2%, respectively, at fair value of all loans in our portfolio at the end of each period:

Rating	December 31, 2010	September 30, 2010
Highest	10.0	10.0
Average	6.4	6.1
Weighted Average	6.5	5.9
Lowest	3.0	1.0
For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2010 and September 30, 2010, representing approximately 7.6% and 4.3%, respectively, at fair value of all loans in our portfolio at the end of each period:

Rating	December 31, 2010	September 30, 2010
Highest	B+/B2	B+/B2
Average	B-/B3	B+/B2
Weighted Average	B/B2	B+/B2
Lowest	B-/B3	B2

As of September 30, 2010, we had one syndicated loan representing 2.5% at fair value of all loans in our portfolio that was not rated by an NRSRO. Based on our model, it had a risk rating of 7.0 as of September 30, 2010. There were no syndicated loans not rated by an NRSRO as of December 31, 2010.
Tax Status
Federal Income Taxes
We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Under the annual distribution requirements, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. Our policy is to pay out as distributions up to 100% of that amount.
In an effort to avoid certain excise taxes to which RIC’s are subject, we intend to distribute, during each calendar year, an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains from preceding years that were not distributed during such years.
We sought and received a private letter ruling from the Internal Revenue Service (“IRS”) related to our tax treatment for success fees. In the ruling, executed by our consent on January 3, 2011, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount will be treated as ordinary income. Previously, we had treated the success fee amount as a realized gain for tax characterization purposes. The private letter ruling does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.
Interest Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of December 31, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $30.4 million, or 10.3% of the cost basis of all loans in our portfolio. As of September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all loans in our portfolio.
As of December 31, 2010, we had loans in our portfolio which contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $4 and $55 for the three months ended December 31, 2010 and 2009, respectively.
We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. For the three months ended December 31, 2010 and 2009, respectively, we transferred past due interest to the principal balance of $0 and $103.
As of December 31, 2010, we had nine original issue discount (“OID”) loans. We recorded OID income of $25 and $0 for the three months ended December 31, 2010 and 2009, respectively.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $0.1 million of success fees during the quarter ended December 31, 2010 which resulted from the exit and payoff of Interfilm Corp. During the quarter ended December 31, 2009, we received $0.3 million in prepaid success fees from Doe & Ingalls Management LLC and $0.3 million in success fees from our exit in Tulsa Welding School.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At December 31, 2010, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

84.7%	variable rates with a floor
5.6%	variable rates without a floor or ceiling
9.7%	fixed rate

100.0%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2010 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the SEC on November 22, 2010.
ITEM 4. CONTROLS AND PROCEDURES.
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including our Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed by us with the SEC on November 22, 2010.
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

GLADSTONE CAPITAL CORPORATION
By:	/s/ David Watson
David Watson Chief Financial Officer

Date: February 7, 2011

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.