Form 10-Q
period 2011-03-31
GLADSTONE CAPITAL CORP
filed 2011-05-03
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00237
GLADSTONE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	54-2040781 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 2, 2011 was 21,039,242.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	March 31,	September 30,
	2011	2010
ASSETS
Cash	$8,871	$7,734
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $229,517 and $244,140, respectively)	208,461	223,737
Control investments (Cost of $84,718 and $54,076, respectively)	48,652	33,372

Total investments at fair value (Cost of $314,235 and $298,216, respectively)	257,113	257,109
Interest receivable — investments in debt securities	2,379	2,648
Interest receivable — employees(1)	122	104
Due from custodian	1,279	255
Deferred financing fees	1,361	1,266
Prepaid assets	744	799
Other assets	667	603

TOTAL ASSETS	$272,536	$270,518

LIABILITIES
Borrowings at fair value (Cost of $33,200 and $16,800, respectively)	$33,646	$17,940
Accounts payable and accrued expenses	456	752
Interest payable	120	693
Fee due to Administrator(1)	175	267
Fees due to Adviser(1)	1,791	673
Other liabilities	1,133	947

TOTAL LIABILITIES	37,321	21,272

NET ASSETS	$235,215	$249,246

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,039,242 shares issued and outstanding at March 31, 2011 and September 30, 2010	$21	$21
Capital in excess of par value	326,935	326,935
Notes receivable — employees(1)	(6,049)	(7,103)
Net unrealized depreciation on investments	(57,121)	(41,108)
Net unrealized appreciation on borrowings	(446)	(1,140)
Overdistributed net investment income	—	(1,103)
Accumulated net realized losses	(28,125)	(27,256)

TOTAL NET ASSETS	$235,215	$249,246

NET ASSETS PER SHARE	$11.18	$11.85

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,055	$7,675	$12,651	$16,045
Control investments	1,113	709	2,240	1,477
Notes receivable from employees(1)	122	108	244	221

Total interest income	7,290	8,492	15,135	17,743
Other income	1,108	1,322	1,270	1,875

Total investment income	8,398	9,814	16,405	19,618

EXPENSES
Loan servicing fee(1)	757	852	1,599	1,781
Base management fee(1)	608	739	1,113	1,459
Incentive fee(1)	1,102	1,072	2,261	1,447
Administration fee(1)	175	176	361	354
Interest expense	478	1,136	358	2,671
Amortization of deferred financing fees	368	449	664	943
Professional fees	201	219	534	1,131
Other expenses	383	703	603	965

Expenses before credits from Adviser	4,072	5,346	7,493	10,751
Credits to fees from Adviser(1)	(102)	(6)	(154)	(35)

Total expenses net of credits to fees	3,970	5,340	7,339	10,716

NET INVESTMENT INCOME	4,428	4,474	9,066	8,902

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized gain (loss) on investments	5	892	5	(28)
Net unrealized (depreciation) appreciation on investments	(13,069)	2,483	(16,014)	5,082
Net unrealized depreciation on borrowings	255	131	693	350

Net (loss) gain on investments and borrowings	(12,809)	3,506	(15,316)	5,404

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(8,381)	$7,980	$(6,250)	$14,306

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$(0.40)	$0.38	$(0.30)	$0.68

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,039,242	21,075,445	21,039,242	21,081,576

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended March 31,
	2011	2010
Operations:
Net investment income	$9,066	$8,902

Net realized gain (loss) on investments	5	(28)
Net unrealized (depreciation) appreciation on investments	(16,014)	5,082
Net unrealized depreciation on borrowings	693	350

Net (decrease) increase in net assets from operations	(6,250)	14,306

Distributions:
Distributions to stockholders	(8,836)	(8,853)

Capital transactions:
Shelf offering costs	—	(74)
Conversion of former employee stock option loans from recourse to non-recourse	—	(420)
Repayment of principal on employee notes	1,055	—
Reclassification of principal on employee note	—	514

Net increase in net assets from capital transactions	1,055	20

Total (decrease) increase in net assets	(14,031)	5,473
Net assets at beginning of period	249,246	249,076

Net assets at end of period	$235,215	$254,549

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(6,250)	$14,306
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Investments in portfolio companies	(52,424)	(6,880)
Principal repayments on investments	35,227	38,418
Proceeds from sale of investments	777	3,119
Increase in investment balance due to paid in kind interest	(8)	(60)
Repayment of paid in kind interest	—	51
Increase in investment balance due to transferred interest	(204)	(441)
Net change in premiums, discounts and amortization	776	63
Net realized (gain) loss on investments	(163)	28
Net unrealized depreciation (appreciation) on investments	16,014	(5,082)
Net unrealized depreciation on borrowings	(693)	(349)
Amortization of deferred financing fees	664	943
Change in compensation expense from non-recourse notes	—	245
Decrease in interest receivable	251	655
Increase in due from custodian	(1,024)	(7,512)
Decrease in prepaid assets	55	53
Decrease in due from Adviser(1)	—	69
(Increase) decrease in other assets	(64)	1,158
Decrease in accounts payable and accrued expenses	(296)	(670)
Decrease in interest payable	(573)	(134)
Increase in fees due to Adviser(1)	1,118	1,531
Decrease in administration fee due to Administrator(1)	(92)	(39)
Increase (decrease) in other liabilities	186	(237)

Net cash (used in) provided by operating activities	(6,723)	39,235

CASH FLOWS FROM FINANCING ACTIVITIES:
Shelf offering costs	—	(74)
Proceeds from borrowings	50,800	5,500
Repayments on borrowings	(34,400)	(35,500)
Distributions paid	(8,836)	(8,853)
Receipt of principal on employee’s notes receivable	1,055	—
Deferred financing fees	(759)	(1,323)

Net cash provided by (used in) financing activities	7,860	(40,250)

NET INCREASE (DECREASE) IN CASH	1,137	(1,015)

CASH, BEGINNING OF PERIOD	7,734	5,276

CASH, END OF PERIOD	$8,871	$4,261

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MARCH 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Non-syndicated Loans:
Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 2/2011) (4)	$918	$459
Allison Publications, LLC	Service-publisher of consumer	Senior Term Debt (10.5%, Due 9/2012) (4)	8,786	8,282
BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (4)	7,465	6,495
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $250 available (7.3%, Due 11/2011) (4)	450	383
		Senior Term Debt (7.3%, Due 11/2011) (4)	243	207
CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (4)	5,980	5,950
FedCap Partners, LLC	Private equity fund	Class A Membership Units (7)	800	800
		Uncalled Capital Commitment ($1,200)
GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (4)	5,911	5,202
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (3)(4)	6,632	5,836
Global Materials Technologies, Inc.	Manufacturing-steel wool	Senior Term Debt (13.0%, Due 6/2012) (3)(4)	3,035	2,534
	products and metal fibers
Heartland Communications Group	Service-radio station operator	Line of Credit, $0 available (10.0%, Due 3/2013) (4)	100	45
		Line of Credit, $50 available (10.0%, Due 3/2013) (4)	50	23
		Senior Term Debt (5.0%, Due 3/2013) (4)	4,309	1,954
		Common Stock Warrants (6)(7)	66	—
International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $0 available (11.0%, Due 5/2012) (4)	1,500	1,349
		Line of Credit, $0 available (11.0%, Due 6/2011) (4)	200	179
		Senior Term Debt (10.5%, Due 5/2012) (4)	1,226	1,103
		Senior Term Debt (12.5%, Due 5/2012) (3)(4)	2,500	2,250
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $42 available (non-accrual, Due 7/2010) (4)(7)	158	13
		Senior Term Debt (non-accrual, Due 7/2010) (4)(7)	2,020	172
Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (4)	9,880	5,928
		Senior Term Debt (14.0%, Due 7/2011) (4)	220	132
Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $0 available (8.0%, Due 12/2012) (4)	1,985	1,878
		Senior Term Debt Term A (8.5%, Due 12/2012) (4)	1,870	1,770
		Senior Term Debt (3.5%, Due 12/2012) (4)	2,000	1,868
		Senior Term Debt (3.5%, Due 12/2012) (3)(4)	4,648	4,294
		Preferred Equity (6)(7)	—	—
		Common Stock (6)(7)	—	—
Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (4)	6,214	5,717
Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (4)	96	85

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF MARCH 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
Precision Acquisition Group	Manufacturing-consumable	Equipment Note (13.0%, Due 11/2011) (4)	$1,000	$943
Holdings, Inc.	components for the aluminum	Senior Term Debt (13.0%, Due 11/2011) (4)	4,125	3,887
	industry	Senior Term Debt (13.0%, Due 11/2011) (3)(4)	4,053	3,820
PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2011) (4)	—	—
		Senior Term Debt (8.5%, Due 7/2011) (4)	500	475
		Senior Term Debt (10.5%, Due 7/2011) (3)(4)	2,900	2,737
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2013) (4)	1,687	1,658
		Senior Term Debt (11.5%, Due 1/2013) (3)(4)	3,060	3,007
Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $2,400 available (9.0%, Due 1/2013) (4)	1,600	1,580
		Mortgage Note (9.5%, Due 12/2014) (4)	7,210	7,120
		Senior Term Debt (12.0%, Due 12/2014) (3)(4)	11,633	11,284
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (4)	6,000	5,715
		Common Stock Warrants (6)(7)	209	—
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (11.25%, Due 5/2013) (4)	—	—
		Senior Term Debt (11.25%, Due 5/2013) (4)	8,947	8,958
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (non-accrual, Due 10/2012) (4)(7)	710	71
		Senior Term Debt (non-accrual, Due 10/2012) (4)(7)	2,931	147
Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 12/2011) (4)	6,255	4,844
Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $250 available (9.0%, Due 1/2014) (4)	750	728
		Senior Term Debt (8.5%, Due 1/2014) (4)	812	789
		Senior Term Debt (12.0%, Due 1/2014) (3)(4)	3,000	2,895
Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2014) (4)	625	619
		Senior Term Debt (13.0%, Due 3/2014) (3)(4)	3,952	3,912
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (4)	12,000	11,790
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (4)	8,000	7,780
Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (5.3%, Due 5/2012) (4)	1,250	1,249
	connectors and cables	Senior Term Debt (5.7%, Due 5/2013) (4)	1,682	1,675
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (4)	9,850	9,739

Subtotal — Non-syndicated loans			184,003	162,330

Syndicated Loans:
Airvana Network Solutions, Inc	Service-telecommunications	Senior Term Debt (10.25%, Due 3/2015) (5)	7,840	7,990
Allied Security Holdings LLC	Service - contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (5)	990	1,010
Allied Specialty Vehicles, Inc	Manufacturing - speciality vechicles	Senior Term Debt (9.5%, Due 2/2016) (5)	9,801	9,800
Ameriqual Group, LLC	Manufacturing - production and	Senior Term Debt (9.8%, Due 3/2016) (5)	7,350	7,350
	distribution of food products
Applied Systems, Inc	Service - software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (5)	991	1,015
Ascend Learning, LLC	Service - technology-based learning solutions	Senior Subordinated Term Debt (12.3%, Due 12/2017) (5)	971	1,000
Covad Communications Group, Inc	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (5)	1,912	1,984

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF MARCH 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
Global Brass and Copper, Inc	Service-telecommunications	Senior Term Debt (10.3%, Due 8/2015) (5)	$2,901	$3,130
HGI Holding, Inc	Service-telecommunications	Senior Term Debt (6.3%, Due 10/2016) (5)	1,830	1,885
Keypoint Government Solutions, Inc	Service - security consulting services	Senior Term Debt (10% Due 12/2015) (5)	6,948	6,913
National Surgical Hospitals, Inc	Service - physician-partnered surgical fa	Senior Term Debt (8.25%, Due 2/2017) (5)	1,664	1,690
WP Evenflo Group Holdings Inc.	Manufacturing-infant and	Senior Term Debt (8.0%, Due 2/2013) (5)	1,872	1,768
	juvenile products	Senior Preferred Equity (6)(7)	333	399
		Junior Preferred Equity (6)(7)	111	138
		Common Stock (6)(7)	—	59

Subtotal — Syndicated loans			45,514	46,131

Total Non-Control/Non-Affiliate Investments (represents 81.1% of total investments at fair value)			$229,517	$208,461

CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $81 available (non-accrual, Due 10/2011) (6)(7)	$1,249	$—
		Common Stock (6)(7)	424	—
Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (3)(4)	8,165	8,165
		Common Stock (6)(7)	1	5,515
Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (non-accrual, Due 10/2012) (4)(7)	10,000	3,500
		Senior Subordinated Term Debt (non-accrual, Due 10/2012) (4)(7)	2,000	700
		Senior Subordinated Term Debt (non-accrual, Due Upon Demand) (4)(7)	1,909	668
		Common Stock (6)(7)	317	—
LocalTel, LLC	Service-yellow pages publishing	Line of credit, $77 available (non-accrual, Due 12/2011) (6)(7)	1,773	764
		Line of Credit, $1,830 available (non-accrual, Due 6/2011) (6)(7)	1,170	—
		Senior Term Debt (non-accrual, Due 2/2012) (6)(7)	325	—
		Senior Term Debt (non-accrual, Due 6/2011) (6)(7)	2,687	—
		Senior Term Debt (non-accrual, Due 6/2011) (3)(6)(7)	2,750	—
		Common Stock Warrants (6)(7)	—	—
Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (4)	18,258	16,179
		Common Stock (6)(7)	138	—
Sunshine Media Holdings (8)	Service-publisher regional B2B trade magazines	Line of credit, $400 available (10.5%, Due 5/2016) (4)	1,600	719
		Senior Term Debt (10.5%, Due 5/2012) (4)	16,948	7,627
		Senior Term Debt (5%, Due 5/2012) (3)(4)	10,700	4,815
		Preferred Equity (6)(7)	375	—
		Common Stock (6)(7)	740	—
U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (non-accrual, Due 12/2010) (6)(7)	269	—
		Line of credit, $0 available (non-accrual, Due 12/2010) (6)(7)	450	—
		Common Stock (6)(7)	2,470	—

Total Control Investments (represents 18.9% of total investments at fair value)			$84,718	$48,652

Total Investments			$314,235	$257,113

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents interest rates in effect at March 31, 2011 and due date represents the contractual maturity date.

(3)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(4)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(5)	Security valued based on the indicative bid price on or near March 31, 2011, offered by the respective syndication agent’s trading desk or secondary desk.

(6)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. Gladstone Capital Corporation (the “Company”) also considered discounted cash flow methodologies.

(7)	Security is non-income producing.

(8)	During the quarter ended March 31, 2011, the Company purchased a controlling interest in common stock from existing shareholders of Sunshine Media Holdings. This purchase resulted in the Company reclassifying the investment from Non-Control/Non-Affiliate to Control.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Non-syndicated Loans:
Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 12/2011) (5)	$963	$809
Allison Publications, LLC	Service-publisher of consumer	Senior Term Debt (10.5%, Due 9/2012) (5)	9,094	8,543
	oriented magazines	Senior Term Debt (13.0%, Due 12/2010) (5)	65	64
BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (5)	7,465	6,644
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $250 available (7.3%, Due 11/2010) (5)	450	428
		Senior Term Debt (7.3%, Due 11/2010) (5)	333	317
CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (5)	5,972	5,868
FedCap Partners, LLC	Private equity fund	Class A Membership Units (8)	400	400
		Uncalled Capital Commitment ($1,600)
Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (7)(8)	37	284
GFRC Holdings LLC	Manufacturing-glass-fiber	Senior Term Debt (11.5%, Due 12/2012) (5)	6,111	6,004
	reinforced concrete	Senior Subordinated Term Debt (14.0%, Due 12/2012) (3)(5)	6,632	6,450
Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (3)(5)	3,560	2,937

Heartland Communications Group	Service-radio station operator	Line of Credit, $100 available (8.5%, Due 3/2013)	—	—
		Line of Credit, $100 available (8.5%, Due 3/2013)	—	—
		Senior Term Debt (8.5%, Due 3/2013) (5)	4,301	2,519
		Common Stock Warrants (7)(8)	66	—
Interfilm Holdings, Inc.	Service-slitter and distributor of	Senior Term Debt (12.3%, Due 10/2012) (5)	2,400	2,382
	plastic films
International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2011) (5)	—	—
		Senior Term Debt (8.5%, Due 5/2012) (5)	1,557	1,537
		Senior Term Debt (10.5%, Due 5/2012) (3)(5)	2,500	2,456
KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $39 available (non-accrual, Due 7/2010) (5)(8)(10)	161	16
		Senior Term Debt (non-accrual, Due 7/2010) (5)(8)(10)	1,921	192
Legend Communications of Wyoming LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (5)	9,880	6,422

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $0 available (5.0%, Due 12/2012) (5)	1,350	1,269
		Senior Term Debt (5) (5.0%, Due 12/2012) (5)	3,870	3,638
		Senior Term Debt (5.0%, Due 12/2012) (3)(5)	4,648	4,323
		Preferred Equity (7)(8)	—	—
		Common Stock (7)(8)	—	—
Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (5)	6,301	5,765

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (5)	117	102
Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $350 available (12.0%, Due 10/2010) (5)(12)	150	150
		Senior Term Debt (10.5%, Due 12/2011) (5)	1,950	1,945
		Senior Term Debt (10.5%, Due 12/2011) (3)(5)	7,500	7,481
Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable	Equipment Note (13.0%, Due 10/2010) (5)(13)	1,000	950
	components for the aluminum industry	Senior Term Debt (13.0%, Due 10/2010) (5)(13)	4,125	3,919
		Senior Term Debt (13.0%, Due 10/2010) (3)(5)(13)	4,053	3,850

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value
PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2011)	$—	$—
		Senior Term Debt (8.5%, Due 7/2011) (5)	1,000	940
		Senior Term Debt (10.5%, Due 7/2011) (3)(5)	2,900	2,697
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2011) (3)(5)	1,937	1,918
		Senior Term Debt (11.5%, Due 1/2011) (4)(5)	3,060	3,029
Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $3,800 available (9.0%, Due 10/2010) (5)(14)	1,200	1,188
		Mortgage Note (9.5%, Due 10/2014) (5)	7,255	7,201
		Senior Term Debt (9.0%, Due 10/2012) (5)	1,080	1,069
		Senior Term Debt (11.0%, Due 10/2012) (3)(5)	11,693	11,386
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (5)	6,000	5,730
		Common Stock Warrants (7)(8)	209	—
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (5)	8,947	8,935
SCI Cable, Inc.	Service-cable, internet, voice provide	Senior Term Debt (non-accrual, Due 10/2012) (5)(8)(10)	450	140
		Senior Term Debt (non-accrual, Due 10/2012) (5)(8)(10)	2,931	352
Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (5)	6,391	5,100
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $401 available (10.5%, Due 2/2011) (5)	1,599	1,499
		Senior Term Debt (10.5%, Due 5/2012) (5)	16,948	15,889
		Senior Term Debt (13.3%, Due 5/2012) (3)(5)	10,700	9,898
Thibaut Acquisition Co.	Service-design and distribute	Senior Term Debt (8.5%, Due 1/2011) (5)	1,000	970
	wall covering	Senior Term Debt (8.5%, Due 1/2011) (5)	1,075	1,043
		Senior Term Debt (12.0%, Due 1/2011) (3)(5)	3,000	2,888
Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (5)	675	672
		Senior Term Debt (13.0%, Due 3/2011) (3)(5)	4,005	3,990
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (5)	12,000	11,820
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (5)	8,000	7,800
Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (5.3%, Due 5/2012) (5)	1,250	1,244
	connectors and cables	Senior Term Debt (6.0%, Due 5/2013) (5)	1,686	1,661
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (5)	9,875	9,603

Subtotal — Non-syndicated loans			225,798	206,326

Syndicated Loans:
Airvana Network Solutions, Inc	Service-telecommunications	Senior Term Debt (11.0%, Due 8/2014) (6)	8,858	8,942
Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.9%, Due 1/2012) (6)	7,159	6,427

WP Evenflo Group Holdings Inc.	Manufacturing-infant and	Senior Term Debt (8.0%, Due 2/2013) (6)	1,881	1,655
	juvenile products	Senior Preferred Equity (7)(8)	333	379
		Junior Preferred Equity (7)(8)	111	8
		Common Stock (7)(8)	—	—

Subtotal — Syndicated loans			18,342	17,411

Total Non-Control/Non-Affiliate Investments (represents 87% of total investments at fair value)			$244,140	$223,737

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value
CONTROL INVESTMENTS
BERTL, Inc.	Service-web-based evaluator of digital imaging products	Line of Credit, $302 available (non-accrual, Due 10/2010) (7)(8)(10)(11)	$1,319	$—
		Common Stock (7)(8)	424	—
Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (3)(5)	8,325	8,325
		Common Stock (7)(8)	1	1,543
		Guaranty ($250)
Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (non-accrual, Due 10/2012) (5)(8)(9)(10)	10,000	5,000
		Senior Subordinated Term Debt (non-accrual, Due 12/2010) (5)(8)(9)(10)	2,000	1,000
		Senior Subordinated Term Debt (non-accrual, Due Upon Demand) (5)(8)(9)(10)	1,794	897
		Common Stock (7)(8)	1	—
LocalTel, LLC	Service-yellow pages publishing	Line of credit, $152 available (non-accrual, Due 12/2010) (7)(8)(10)	1,698	1,063
		Line of Credit, $1,830 available (non-accrual, Due 6/2011) (7)(8)(10)	325	—
		Senior Term Debt (non-accrual, Due 6/2011) (7)(8)(10)	1,170	—
		Senior Term Debt (non-accrual, Due 6/2011) (7)(8)(10)	2,688	—
		Senior Term Debt (non-accrual, Due 6/2011) (3)(7)(8)(10)	2,750	—
		Common Stock Warrants (7)(8)	—	—
Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (5)	18,254	15,539
		Common Stock (7)(8)	138	—
U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (non-accrual, Due 12/2010) (7)(8)(10)	269	5
		Line of credit, $0 available (non-accrual, Due 12/2010) (7)(8)(10)	450	—
		Common Stock (7)(8)	2,470	—

Total Control Investments (represents 13% of total investments at fair value)			$54,076	$33,372

Total Investments (15)			$298,216	$257,109

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents interest rates in effect at September 30, 2010 and due date represents the contractual maturity date.

(3)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(4)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt, however, the debt is also junior to another LOT.

(5)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(6)	Security valued based on the indicative bid price on or near September 30, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(7)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(8)	Security is non-income producing.

(9)	Lindmark’s loan agreement was amended in March 2009 such that any unpaid current interest accrues as a success fee. The success fee is not recorded until paid (see Note 2, “Summary of Significant Accounting Policies — Investment Income Recognition”).

(10)	BERTL, KMBQ, Lindmark, LocalTel, SCI Cable and U.S. Healthcare are currently past due on interest payments and are on non-accrual.

(11)	BERTL’s interest includes past due interest transferred to principal (see Note 2, “Summary of Significant Accounting Policies — Investment Income Recognition”). Subsequent to September 30, 2010, BERTL’s line of credit maturity date was extended to October 2011.

(12)	Subsequent to September 30, 2010, Pinnacle’s line of credit maturity date was extended to January 2011.

(13)	Subsequent to September 30, 2010, Precision’s equipment note and senior term loan maturity dates were extended to November 2010.

(14)	Subsequent to September 30, 2010, Reliable’s line of credit limit was reduced to$3,500, the interest rate floor was increased to 10.0% and the maturity date was extended to January 2011.

(15)	Aggregate gross unrealized depreciation for federal income tax purposes is $1,919; aggregate gross unrealized appreciation for federal income tax purposes is $43,023. Net unrealized depreciation is $41,104 based on a tax cost of $298,186.
     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the six months ended March 31, 2011 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2010.
The year-end Condensed Consolidated Statement of Assets and Liabilities contained elsewhere in this report was derived from audited financial statements but does not include all disclosures required by GAAP.

Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the period ended March 31, 2011 with no effect to net increase in net assets resulting from operations.
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
As of March 31, 2011, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices, or IBPs, were used to fair value the Company’s syndicated loans as of March 31, 2011.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (4) portfolio investments comprised of non-publicly-traded non-control equity securities of other funds.
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
Investment Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2011, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $30.4 million, or 9.7% of the cost basis of all loans in the Company’s portfolio. As of September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all loans in the Company’s portfolio.
As of March 31, 2011, the Company had loans in its portfolio which contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $4 and $8 for the three and six months ended March 31, 2011, respectively, as compared to $4 and $60 for the three and six months ended March, 31, 2010, respectively.
The Company also transfers past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. The Company transferred past due interest to the principal balance of $0.2 million for both the three and six months ended March 31, 2011, as compared to $0.3 million and $0.4 million for the three and six months ended March 31, 2010, respectively.
As of March 31, 2011, the Company had fifteen original issue discount (“OID”) loans. The Company recorded OID income of $29 and $53 for the three and six months ended March 31, 2011, respectively, as compared to $2 for both the three and six months ended March 31, 2010.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. The Company recorded $0.6 million of success fees during the six months ended March 31, 2011, which resulted from the exits of Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc. During the six months ended March 31, 2010, the Company received $1.4 million in success fees from the exits of ActivStyle Acquisition Co., Saunders & Associates, Visual Edge Technology, Inc., Tulsa Welding School, and the prepayment of success fees from Doe & Ingalls Management LLC.
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
As of March 31, 2011 and September 30, 2010, all of the Company’s investments were valued using Level 3 inputs.
The following tables present the financial instruments carried at fair value as of March 31, 2011 and September 30, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 3 Investments
	Total Fair Value Reported in Condensed
	Consolidated Statements of Assets and Liabilities
	March 31, 2011	September 30, 2010
Non-Control/Non-Affiliate Investments
Senior term debt	$151,512	$163,203
Senior subordinated term debt	55,552	59,463
Preferred equity	538	387
Common equity/equivalents	859	684

Total Non-Control/Non-Affiliate investments at fair value	208,461	223,737

Control Investments
Senior term debt	$22,090	$9,393
Senior subordinated term debt	21,047	22,436
Common equity/equivalents	5,515	1,543

Total Control investments at fair value	48,652	33,372

Total investments at fair value	$257,113	$257,109

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the three-month period from December 31, 2010 to March 31, 2011, and for the six-month period from September 30, 2010 to March 31, 2011, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the tables below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period: the first table is broken out by Control and Non-Control/Non-Affiliate investment classification, and the second table is broken out by major security type.
Fair value measurements using unobservable data inputs (Level 3)
Periods ended March 31, 2011:

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended March 31, 2011:
Fair value at December 31, 2010	$216,612	$35,893	$252,505
Net realized gain	163	—	163
Net unrealized depreciation(1)	(2,810)	(10,049)	(12,859)
Reversal of prior period net appreciation on realization(1)	(210)	—	(210)
Issuances/Originations(2)	38,829	2,008	40,837
Settlements/Repayments	(21,888)	(695)	(22,583)
Sales	—	(740)	(740)
Transfer(3)	(22,235)	22,235	—

Fair value as of March 31, 2011	$208,461	$48,652	$257,113

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Six months ended March 31, 2011:
Fair value at September 30, 2010	$223,737	$33,372	$257,109
Net realized gain	163	—	163
Net unrealized depreciation(1)	(8,355)	(7,952)	(16,307)
Reversal of prior period net depreciation on realization(1)	293	—	293
Issuances/Originations(2)	50,125	2,511	52,636
Settlements/Repayments	(35,230)	(774)	(36,004)
Sales	(37)	(740)	(777)
Transfer(3)	(22,235)	22,235	—

Fair value as of March 31, 2011	$208,461	$48,652	$257,113

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Three months ended March 31, 2011:
Fair value at December 31, 2010	$169,882	$76,999	$523	$5,101	$252,505
Net realized gain (loss)	177	(14)	—	—	163
Net unrealized (depreciation) appreciation(1)	(11,268)	(1,364)	(361)	134	(12,859)
Reversal of prior period net appreciation on realization(1)	(210)	—	—	—	(210)
Issuances/Originations(2)	37,544	1,038	375	1,880	40,837
Settlements/Repayments	(22,523)	(60)	—	—	(22,583)
Sales	—	—	—	(740)	(740)

Fair value as of March 31, 2011	$173,602	$76,599	$537	$6,375	$257,113

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Six months ended March 31, 2011:
Fair value at September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109
Net realized gain (loss)	177	(14)	—	—	163
Net unrealized (depreciation) appreciation(1)	(17,218)	(1,839)	(224)	2,974	(16,307)
Reversal of prior period net (appreciation) depreciation on realization(1)	(191)	731	—	(247)	293
Issuances/Originations(2)	46,942	3,122	375	2,197	52,636
Settlements/Repayments	(28,704)	(7,300)	—	—	(36,004)
Sales	—	—	—	(777)	(777)

Fair value as of March 31, 2011	$173,602	$76,599	$537	$6,375	$257,113

Periods ended March 31, 2010:

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended March 31, 2010:
Fair value at December 31, 2009	$272,380	$34,258	$306,638
Net realized gain(2)	892	—	892
Net unrealized appreciation (depreciation)(1)	1,018	(566)	452
Reversal of prior period net depreciation on realization(1)	2,031	—	2,031
Issuances/Originations(2)	3,308	1,832	5,140
Settlements/Repayments	(23,065)	—	(23,065)
Sales	(337)	—	(337)

Fair value as of March 31, 2010	$256,227	$35,524	$291,751

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Six months ended March 31, 2010:
Fair value at September 30, 2009	$286,997	$33,972	$320,969
Net realized loss(2)	(28)	—	(28)
Net unrealized appreciation (depreciation)(1)	3,211	(1,566)	1,645
Reversal of prior period net depreciation on realization(1)	3,437	—	3,437
Issuances/Originations(2)	4,202	3,118	7,320
Settlements/Repayments	(38,473)	—	(38,473)
Sales	(3,119)	—	(3,119)

Fair value as of March 31, 2010	$256,227	$35,524	$291,751

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Three months ended March 31, 2010:
Fair value at December 31, 2009	$198,577	$106,609	$—	$1,452	$306,638
Net realized (loss) gain	(312)	(163)	—	1,367	892
Net unrealized appreciation (depreciation)(1)	414	392	—	(354)	452
Reversal of prior period net depreciation (appreciation) on realization(1)	1,066	1,212	—	(247)	2,031
Issuances/Originations(2)	4,901	239	—	—	5,140
Settlements/Repayments	(16,298)	(5,200)	—	(1,567)	(23,065)
Sales	—	(337)	—	—	(337)

Fair value as of March 31, 2010	$188,348	$102,752	$—	$651	$291,751

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Six months ended March 31, 2010:
Fair value at September 30, 2009	$212,290	$105,794	$—	$2,885	$320,969
Net realized (loss) gain	(825)	(570)	—	1,367	(28)
Net unrealized appreciation (depreciation)(1)	2,065	1,619	—	(247)	3,437
Reversal of prior period net depreciation (appreciation) on realization(1)	1,210	2,222	—	(1,787)	1,645
Issuances/Originations(2)	6,078	1,242	—	—	7,320
Settlements/Repayments	(31,545)	(5,361)	—	(1,567)	(38,473)
Sales	(925)	(2,194)	—	—	(3,119)

Fair value as of March 31, 2010	$188,348	$102,752	$—	$651	$291,751

(1)	Included in unrealized appreciation (depreciation) on investments on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010.

(2)	Includes PIK, amortization of OID, and other cost basis adjustments.

(3)	Transfer represents the fair value of Sunshine Media Holdings as of December 31, 2010, which was reclassified from a Non-Control/Non-Affiliate investment to a Control investment during the three months ended March 31, 2011.
Non-Control/Non-Affiliate Investments
As of March 31, 2011 and September 30, 2010, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $208.5 million and $223.7 million, at fair value, respectively. During the three months ended March 31, 2011, the Company added six new Non-Control/Non-Affiliate investments, with an aggregate fair value of $34.8 million as of March 31, 2011 and exited three Non-Control/Non-Affiliate investments, for which the Company received aggregate payments of $17.1 million. During the six months ended March 31, 2011, the Company added eleven new Non-Control/Non-Affiliate investments, with an aggregate fair value of $43.8 million as of March 31, 2011, exited five Non-Control/Non-Affiliate investments, for which the Company received aggregate payments of $26.6 million, sold one Non-Control/Non-Affiliate investment and partially sold one Control investments for aggregate net proceeds of $0.8 million. As of March 31, 2011, the Company had a total of 38 Non-Control/Non-Affiliate investments, of which twelve were syndicated loans.

Control Investments
As of March 31, 2011 and September 30, 2010, the Company held seven and six Control investments in the aggregate of approximately $48.7 million and $33.4 million, at fair value, respectively. During the three months ended March 31, 2011, the Company took control of Sunshine Media Holdings, which is now classified as a Control Investment. Additionally, three Control investments made draws, totaling $0.2 million, on their respective lines of credit. During the six months ended March 31, 2011, three Control investments made draws, totaling $0.3 million, on their respective lines of credit. The Company did not exit any Control investments during the six months ended March 31, 2011.
Investment Concentrations
As of March 31, 2011, the Company had aggregate investments in 45 portfolio companies. Approximately 67.5% of the aggregate fair value of such investments at March 31, 2011 was comprised of senior term debt, 29.8% was senior subordinated term debt and 2.7% was in equity securities. The following table outlines the Company’s investments by type at March 31, 2011 and September 30, 2010:

	March 31, 2011		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$218,457	$173,602	$200,041	$172,596
Senior subordinated term debt	89,794	76,599	93,987	81,899
Preferred equity	1,185	537	444	387
Common equity/equivalents	4,799	6,375	3,744	2,227

Total investments	$314,235	$257,113	$298,216	$257,109

Investments at fair value consisted of the following industry classifications as of March 31, 2011 and September 30, 2010:

	March 31, 2011		September 30, 2010
		Percentage		Percentage
		of Total		of Total
Industry Classification	Fair Value	Investments	Fair Value	Investments

Broadcast (TV & radio)	$33,226	12.9%	$44,562	17.3%
Healthcare, education & childcare	33,053	12.8	41,098	16.0
Electronics	24,833	9.7	25,080	9.8
Mining, steel, iron & non-precious metals	24,663	9.6	24,343	9.5
Automobile	23,480	9.1	9,868	3.8
Printing & publishing	22,796	8.9	37,705	14.7
Retail stores	19,570	7.6	19,620	7.6
Personal & non-durable consumer products	11,693	4.5	9,230	3.6
Buildings & real estate	11,038	4.3	12,454	4.8
Home & office furnishings	10,130	3.9	10,666	4.1
Machinery	8,650	3.4	8,719	3.4
Personal, food and miscellaneous services	7,923	3.1	—	—
Beverage, food & tobacco	7,350	2.9	—	—
Leisure, amusement, movies & entertainment	4,883	1.9	3,994	1.6
Chemicals, plastics & rubber	4,531	1.8	7,044	2.7
Diversified natural resources, precious metals & minerals	3,130	1.2	—	—
Diversified/conglomerate manufacturing	2,365	0.9	2,042	0.8
Telecommunications	1,984	0.8	—	—
Insurance	1,015	0.4	—	—
Aerospace & defense	800	0.3	400	0.2
Farming & agriculture	—	—	284	0.1

Total investments	$257,113	100.0%	$257,109	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2011 and September 30, 2010:

	March 31, 2011		September 30, 2010
		Percent of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Midwest	$127,790	49.7%	$109,299	42.5%
South	52,592	20.5	44,704	17.4
West	49,891	19.4	59,684	23.2
Northeast	26,840	10.4	36,995	14.4
U.S. Territory	—	—	6,427	2.5

Total Investments	$257,113	100.0%	$257,109	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2011:

		Amount
For the remaining six months ending September 30:	2011	$18,295
For the fiscal year ending September 30:	2012	76,646
	2013	122,981
	2014	28,863
	2015	32,088
	2016 and thereafter	30,926

	Total contractual repayments	$309,799
	Investments in equity securities	5,984
	Adjustments to cost basis on debt securities	(1,548)

	Total cost basis of investments held at March 31, 2011:	$314,235

Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of portfolio companies. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2011 and September 30, 2010, the Company had gross receivables from portfolio companies of $0.6 million. The allowance for uncollectible receivables was $0.3 million for both March 31, 2011 and September 30, 2010.
NOTE 4. RELATED PARTY TRANSACTIONS
Loans to Former Employees
The Company has outstanding loans to certain employees of the Adviser, each of whom was a joint employee of the Adviser (or the Company’s previous adviser, Gladstone Capital Advisers, Inc.) and the Company at the time the loans were originally provided, for the exercise of options under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issue, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan are posted as collateral. The Company received $1.1 million and $0 of principal repayments during the six months ended March 31, 2011 and 2010, respectively. The Company recognized interest income from all employee loans of $0.1 million and $0.2 million for the three and six months ended March 31, 2011, respectively, and $0.1 million and $0.2 million for the three and six months ended March 31, 2010, respectively.

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
The following table summarizes the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Average total assets subject to base management fee(1)	$273,000	$318,200	$271,200	$324,000
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Unadjusted base management fee	$1,365	$1,591	$2,712	3,240
Reduction for loan servicing fees(2)	(757)	(852)	(1,599)	(1,781)

Base management fee(2)	608	739	1,113	1,459
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(81)	(6)	(133)	(13)

Net base management fee	$527	$733	$980	$1,446

Incentive fee(2)	$1,102	$1,072	$2,261	$1,447
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(21)	—	(21)	(22)

Net incentive fee	$1,081	$1,072	$2,240	$1,425

Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	$(81)	$(6)	$(133)	$(13)
Incentive fee credit	(21)	—	(21)	(22)

Credit to base management and incentive fees from Adviser (2)	$(102)	$(6)	$(154)	$(35)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the six months ended March 31, 2011 and 2010.

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
The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years. No capital gains-based incentive fee has been recorded for the Company from its inception through March 31, 2011, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s personnel, including its chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Administration Agreement through August 31, 2011.
Related Party Fees Due
Amounts due to related parties in the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2011	September 30, 2010
Unpaid base management fee to Adviser	$515	$319
Unpaid incentive fee to Adviser	1,081	158
Unpaid loan servicing fees to Adviser	195	196

Total fees due to Adviser	1,791	673

Unpaid administration fee due to Administrator	175	267

Total related party fees due	$1,966	$940

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
As of March 31, 2011, there was a cost basis of approximately $33.2 million of borrowings outstanding under the Credit Facility at an average interest rate of 5.25%. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, the Company will be required to use all principal collections from its loans to pay outstanding principal on the Credit Facility.
The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of March 31, 2011, Business Loan had 30 obligors and the Company was in compliance with all of the facility covenants.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with its application of ASC 820 to its investments. The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The following tables present the Credit Facility carried at fair value as of March 31, 2011 and September 30, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820 and a roll-forward in the changes in fair value during the three-month period from December 31, 2010 to March 31, 2011 and the six-month period from September 30, 2010 to March 31, 2011, for the Credit Facility for which the Company determines fair value using unobservable (Level 3) factors:

	Borrowings under Credit Facility
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
March 31, 2011	$—	$—	$33,646	$33,646
September 30, 2010	$—	$—	$17,940	$17,940
Fair value measurements using unobservable data inputs (Level 3)

	Three Months Ended March 31,
	2011	2010
Fair value as of December 31, 2010 and 2009, respectively	$25,301	$73,531
Unrealized depreciation(1)	(255)	(131)
Borrowings	40,800	2,600
Repayments	(32,200)	(23,000)

Fair value as of March 31, 2011 and 2010, respectively	$33,646	$53,000

	Six Months Ended March 31,
	2011	2010
Fair value as of September 30, 2010 and 2009, respectively	$17,940	$83,350
Unrealized depreciation(1)	(694)	(350)
Borrowings	50,800	5,500
Repayments	(34,400)	(35,500)

Fair value as of March 31, 2011 and 2010, respectively	$33,646	$53,000

(1)	Included in unrealized depreciation on borrowings on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010.
The fair value of the collateral under the Credit Facility was approximately $216.1 million and $212.6 million at March 31, 2011 and September 30, 2010, respectively.
NOTE 6. COMMON STOCK
Registration Statement
On October 20, 2009, the Company filed a registration statement on Form N-2 (File No. 333-162592) that was declared effective by the SEC on January 28, 2010, and the Company filed a post-effective amendment to such registration statement on April 7, 2011, which has not yet been declared effective. Once the post-effective amendment has been declared effective, such registration statement will permit the Company to issue, through one or more transactions, an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.
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
Employee Notes
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

					Outstanding
	Number of	Strike Price of	Amount of		Balance of		Interest
Issue	Options	Options	Promissory Note		Employee Loans	Maturity	Rate
Date	Exercised	Exercised	Issued to Employees		at 3/31/11	Date	on Note
Aug-01	393,334	15.00	$5,900	(1)	$4,850	Aug-10	4.90	%(2)
Aug-01	18,334	15.00	275	(1)	251	Aug-10	4.90	(2)
Aug-01	18,334	15.00	275		275	Aug-11	4.90
Sep-04	13,332	15.00	200		198	Sep-13	5.00
Jul-06	13,332	15.00	200		200	Jul-15	8.26
Jul-06	18,334	15.00	275		275	Jul-15	8.26

	475,000		$7,125		$6,049

(1)	On September 7, 2010, the Company entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, the Company’s Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of the Company on August 23, 2001, in the principal amounts of $5.9 million and $0.3 million, respectively (collectively, the “Notes”). Mr. and Ms. Gladstone executed the Notes in payment of the exercise price of certain stock options (the “Options”) to acquire shares of the Company’s common stock. Concurrently with the execution of the Notes, the Company and Mr. and Ms. Gladstone entered into a stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to the Company a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which includes 393,334 and 18,334 shares, respectively, of the Company’s common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, the Company will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to the Company under the Notes at such time, if ever, that the trading price of the Company’s common stock reaches $15 per share. In entering into the Redemption Agreements, the Company reserved all of its existing rights under the Notes and the Pledge Agreements, including, but not limited, to the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011, Mr. Gladstone paid down $1.1 million of the principal balance of his Note, leaving a principal balance of $4.8 million outstanding. In connection with this payment, the Company released its first priority security interest on 70,000 shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 323,334 shares in Pledged Collateral from Mr. Gladstone.

(2)	An event of default was triggered under the Note by virtue of the employees’ failure to repay the amounts outstanding within five business days of August 23, 2010. As such, the Company charged a default rate of 2% per annum under the Note for periods following the date of default.
In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of the accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2011, the Company determined that these notes were still recourse.
NOTE 7. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE
The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(8,381)	$7,980	$(6,250)	$14,306
Denominator for basic and diluted weighted average shares	21,039,242	21,075,445	21,039,242	21,081,576

Basic and diluted net (decrease) increase in net assets resulting from operations per share	$(0.40)	$0.38	$(0.30)	$0.68

NOTE 8. DISTRIBUTIONS
The following table lists the per share distributions paid to stockholders for the six months ended March 31, 2011 and 2010:

			Distribution
Fiscal Year	Record Date	Payment Date	per Share
2011	October 21, 2010	October 29, 2010	$0.07
	November 19, 2010	November 30, 2010	0.07
	December 23, 2010	December 31, 2010	0.07
	January 21, 2011	January 31, 2011	0.07
	February 21, 2011	February 28, 2011	0.07
	March 21, 2011	March 31, 2011	0.07

		Total	$0.42

2010	October 22, 2009	October 30, 2009	$0.07
	November 19, 2009	November 30, 2009	0.07
	December 22, 2009	December 31, 2009	0.07
	January 21, 2010	January 29, 2010	0.07
	February 18, 2010	February 26, 2010	0.07
	March 23, 2010	March 31, 2010	0.07

		Total	$0.42

Aggregate distributions declared and paid for the six months ended March 31, 2011 and 2010 were approximately $8.8 million, and $8.9 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. Distributions declared for the fiscal year ended September 30, 2010 were comprised of 95.6% from ordinary income and 4.4% from a return of capital. The characterization of the distributions declared and paid for the fiscal year ending September 30, 2011 will be determined at year end and cannot be determined at this time.
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
As of March 31, 2011, the Company was not party to any signed commitments for potential investments. However, the Company has certain line of credit and capital commitments with its portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates and the Company expects many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements. The Company estimates the fair value of these unused and uncalled commitments as of March 31, 2011 and September 30, 2010 to be nominal.
In July 2009, the Company executed a guaranty of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc. (the “Guaranty”), one of its Control investments. Pursuant to the Guaranty, if Defiance had a payment default, the guaranty was callable once the bank had reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The Guaranty was limited to $0.3 million plus interest on that amount accrued from the date demand payment was made under the Guaranty, and all costs incurred by the bank in its collection efforts. On March 1, 2011, the Company and Comerica Bank terminated the Guaranty.
NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31
	2011	2010	2011	2010
Per Share Data(1)
Net asset value at beginning of period	$11.74	$11.92	$11.85	$11.81

Income from investment operations:
Net investment income(2)	0.21	0.21	0.43	0.42
Net realized gain on investments(2)	—	0.04	—	—
Net unrealized (depreciation) appreciation on investments(2)	(0.62)	0.12	(0.76)	0.24
Net unrealized appreciation on borrowings(2)	0.01	0.01	0.03	0.02

Total from investment operations	(0.40)	0.38	(0.30)	0.68

Distributions to stockholders(3)	(0.21)	(0.21)	(0.42)	(0.42)
Conversion of former employee stock option loans from recourse to non-recourse	—	(0.02)	—	(0.02)
Reclassification of principal on employee note	—	—	—	0.02
Repayment of principal on employee note	0.05	—	0.05	—
Anti-dilutive effect from retirement of employee loan shares	—	0.03	—	0.03

Net asset value at end of period	$11.18	$12.10	$11.18	$12.10

Per share market value at beginning of period	$11.52	$7.96	$11.27	$8.93
Per share market value at end of period	11.31	11.80	11.31	11.80
Total return(4)(5)	1.86%	56.94%	4.12%	38.77%
Shares outstanding at end of period	21,039,242	21,039,242	21,039,242	21,039,242
Statement of Assets and Liabilities Data:
Net assets at end of period	$235,215	$254,549	$235,215	$254,549
Average net assets(6)	252,457	251,111	249,985	249,993
Senior Securities Data:
Total borrowings	33,646	53,000	33,646	53,000
Asset coverage ratio(7)(8)	797%	575%	797%	575%
Asset coverage per unit(8)	$7,966	$5,754	$7,966	$5,754
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(9)	6.43%	8.52%	6.00%	8.60%
Ratio of net expenses to average net assets-annualized(10)	6.27	8.51	5.87	8.57
Ratio of net investment income to average net assets-annualized	7.04	7.13	7.25	7.12

(1)	Based on actual shares outstanding at the end of the corresponding period.

(2)	Based on weighted average basic per share data.

(3)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of the Company’s dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of the Company’s distributions please refer to Note 8.

(5)	Amounts were not annualized.

(6)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(7)	As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(8)	Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guarantees). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(9)	Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees but includes income tax expense.

(10)	Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees but includes income tax expense.
NOTE 11. SUBSEQUENT EVENTS
Distributions
In April 2011, the Company’s Board of Directors declared the following monthly cash distributions to stockholders:

		Distribution
Record Date	Payment Date	per Share
April 22, 2011	April 29, 2011	$0.07
May 20, 2011	May 31, 2011	0.07
June 20, 2011	June 30, 2011	0.07

Total		$0.21

Investment Activity
Subsequent to March 31, 2011, the Company extended an aggregate amount of approximately $17.3 million in three new investments and $0.5 million in revolver draws and additional investments to existing portfolio companies. Additionally, the Company received scheduled repayments of $1.5 million.

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
Business Environment
While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have decreased liquidity for us and increased our cost of debt and equity capital. The longer these economic conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made investments are still susceptible to the economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. We do not know when market conditions will continue to improve again or if adverse conditions will again intensify, and we do not know the full extent to which the economic downturn will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital.
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
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. When our stock trades below net asset value (“NAV”) per share, as it has periodically traded for more than two years, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 17, 2011, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. On May 2, 2011, the closing market price of our common stock was $11.29, which price represented a 1% premium to our March 31, 2011 NAV per share.
Unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility. As of March 31, 2011, we were in compliance with all of our credit facility’s covenants.
We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access. This was demonstrated on January 20, 2011, when we were informed by the United States Small Business Administration that our Northern Virginia SBIC, LP application to obtain a license as a small business investment company (“SBIC”) would not be granted. At this time, we do not intend to pursue a SBIC license for the foreseeable future. Despite current market constraints, we believe that our $127.0 million credit facility with a two-year term increases our ability to make new investments consistent with our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and are likely to produce attractive long-term returns for our stockholders.
Investment Highlights
Purchases: During the six months ended March 31, 2011, we extended $44.2 million of investments to eleven new portfolio companies and $8.2 million of investments to existing portfolio companies through revolver draws or the additions of new term notes or equity investments, for total investments of $52.4 million.
Repayments: During the six months ended March 31, 2011, five borrowers made unscheduled payoffs in the aggregate amount of $26.6 million, and we experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule in the aggregate amount of $8.6 million, for total principal repayments of $35.2 million.
Sales: During the six months ended March 31, 2011, we sold one Non-Control/Non-Affiliate investment and partially sold one of our Control investments for aggregate net proceeds of $0.8 million.
Since our initial public offering in August 2001, we have made 283 different loans to, or investments in, 139 companies for a total of approximately $1,021.8 million, before giving effect to principal repayments on investments and divestitures.
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
We elected to apply ASC 825, “Financial Instruments,” specifically to our Credit Facility, which requires us to apply a fair value methodology to the Credit Facility each reporting period. As of March 31, 2011, the Credit Facility was fair valued at $33.6 million.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010
A comparison of our operating results for the three months ended March 31, 2011 and 2010 is below:

	For the Three Months Ended March 31,
				%
	2011	2010	$ Change	Change
INVESTMENT INCOME
Interest income	$7,290	$8,492	$(1,202)	(14.2)%
Other income	1,108	1,322	(214)	(16.2)

Total investment income	8,398	9,814	(1,416)	(14.4)

EXPENSES
Loan servicing fee	757	852	(95)	(11.2)
Base management fee	608	739	(131)	(17.7)
Incentive fee	1,102	1,072	30	2.8
Administration fee	175	176	(1)	(0.6)
Interest expense	478	1,136	(658)	(57.9)
Amortization of deferred financing fees	368	449	(81)	(18.0)
Professional fees	201	219	(18)	(8.2)
Other expenses	383	703	(320)	(45.5)

Expenses before credit from Adviser	4,072	5,346	(1,274)	(23.8)
Credit to base management and incentive fees from Adviser	(102)	(6)	(96)	1,600.0

Total expenses net of credit to base management and incentive fees	3,970	5,340	(1,370)	(25.7)

NET INVESTMENT INCOME	4,428	4,474	(46)	(1.0)

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized gain on investments	5	892	(887)	(99.4)
Net unrealized (depreciation) appreciation on investments	(13,069)	2,483	(15,552)	NM
Net unrealized appreciation on borrowings	255	131	124	94.7

Net (loss) gain on investments and borrowings	(12,809)	3,506	(16,315)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(8,381)	$7,980	$(16,361)	NM

NM = Not Meaningful
Investment Income
Interest income from our investments in debt securities decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the quarter ended March 31, 2011 was approximately $256.9 million, compared to approximately $309.6 million for the prior year quarter, due primarily to increased principal repayments and limited new investment activity subsequent to March 31, 2010. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended March 31, 2011 was 11.32%, compared to 10.98% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in the weighted average yield on our portfolio for the quarter ended March 31, 2011 resulted primarily from the repayment of loans with lower stated interest rates. During the three months ended March 31, 2011, six investments were on non-accrual, for an aggregate of approximately $30.4 million at cost, or 9.7% of the aggregate cost of our investment portfolio, and during the prior year period, six investments were on non-accrual, for an aggregate of approximately $26.4 million at cost, or 8.0% of the aggregate cost of our investment portfolio.
Other income decreased for the three months ended March 31, 2011, as compared to the prior year period, primarily due to success fees earned in aggregate of $0.9 million from exits in ActivStyle Acquisition Co. (“ActivStyle”), Saunders & Associates (“Saunders”) and Visual Edge Technologies, Inc. (“Visual Edge”), and prepayment fees in aggregate of $0.3 million from

ActiveStyle and ACE Expediters, Inc. (“ACE”) during the three months ended March 31, 2010, partially offset by the receipt of $0.6 million in a settlement related, in part, to US Healthcare Communications, Inc. (“US Healthcare”) and $0.5 million in success fees earned from our exit in Pinnacle Treatment Centers, Inc. (“Pinnacle”) during the current year period.
The following tables list the interest income from investments for our five largest portfolio company investments during the respective periods:

	As of March 31, 2011		Three Months Ended March 31, 2011
Company	Fair Value	% of Portfolio	Interest Income	% of Total Revenues

Reliable Biopharmaceutical Holding Inc.	$25,699	10.0%	$755	10.4%
Westlake Hardware, Inc.	19,570	7.6	638	8.7
Midwest Metal Distribution, Inc. (formerly Clinton Holdings, LLC)	16,179	6.3	548	7.5
Defiance Integrated Technologies, Inc.	13,680	5.3	225	3.1
Sunshine Media Holdings	13,161	5.1	704	9.7

Subtotal—five largest investments	88,289	34.3	2,870	39.4
Other portfolio companies	168,824	65.7	4,298	58.9
Other non-portfolio company revenue	—	—	122	1.7

Total	$257,113	100.0%	$7,290	100.0%

	As of March 31, 2010		Three Months Ended March 31, 2010
Company	Fair Value	% of Portfolio	Interest Income	% of Total Revenues

Reliable Biopharmaceutical Holding Inc.	$26,792	9.2%	$738	8.7%
Sunshine Media Holdings	26,580	9.1	693	8.1
Westlake Hardware, Inc.	24,400	8.4	672	7.9
VantaCore	13,590	4.7	408	4.8
Midwest Metal Distribution, Inc.	12,855	4.4	514	6.1

Subtotal—five largest investments	104,217	35.8	3,025	35.6
Other portfolio companies	187,534	64.2	5,359	63.1
Other non-portfolio company revenue	—	—	108	1.3

Total	$291,751	100.0%	$8,492	100.0%

Operating Expenses
Operating expenses, net of credits from our Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the three months ended March 31, 2011, as compared to the prior year period. This reduction was primarily due to a decrease in interest expense, other expenses and the base management fee.
Interest expense decreased for the three months ended March 31, 2011, as compared to the prior year period, due primarily to decreased borrowings under the Credit Facility during the three months ended March 31, 2011. The weighted average balance outstanding on the Credit Facility during the quarter ended March 31, 2011 was approximately $14.5 million, as compared to $61.0 million in the prior year period, a decrease of 76.3%. On November 22, 2010, we amended the Credit Facility such that advances bear interest at LIBOR, subject to a minimum rate of 1.5%, plus 3.75% per annum. For the three months ended March 31, 2010, under our prior credit facility and our pre-amended Credit Facility, advances generally bore interest at LIBOR, subject to a minimum rate of 2.0%, plus 4.0% to 4.5% per annum. In addition to the lower interest rate, the amendment removed the annual minimum earnings shortfall fee to the committed lenders.
Amortization of deferred financing fees decreased for the three months ended March 31, 2011, as compared to the prior year period, due to significant one-time costs related to the termination of our prior credit facility and transition to the Credit Facility, resulting in increased amortization of deferred financing fees during the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2011.
Other expenses decreased for the three months ended March 31, 2011, as compared to the prior year period due primarily to higher compensation expense, legal fees incurred in connection with troubled loans and the provision for uncollectible receivables from portfolio companies during the three months ended March 31, 2010. The increase in compensation expense was due to the conversion of stock option loans of two former employees of the Adviser from recourse to non-recourse loans. The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees of the

Adviser upon exercise of the stock options in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, totaling $0.4 million. Since the value of the stock option loans totaled $0.7 million, we recorded compensation expense of $0.2 million. No compensation expense was incurred during the three months ended March 31, 2011.
The base management fee decreased for the three months ended March 31, 2011, as compared to the prior year period, which is reflective of holding fewer assets subject to the base management fee compared to the prior year period. An incentive fee was earned by the Adviser during the three months ended March 31, 2011, due primarily to continued other income and a decrease in operating expenses, partially offset by a decrease in interest income. The incentive fee earned during the prior year period was due in part to other income generated from multiple exits. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2011	2010
Average total assets subject to base management fee(1)	$273,000	$318,200
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%

Unadjusted base management fee	$1,365	$1,591
Reduction for loan servicing fees(2)	(757)	(852)

Base management fee(2)	608	739
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(81)	(6)

Net base management fee	$527	$733

Incentive fee(2)	$1,102	$1,072
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(21)	—

Net incentive fee	$1,081	$1,072

Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	$(81)	(6)
Incentive fee credit	(21)	—

Credit to base management and incentive fees from Adviser (2)	$(102)	$(6)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
Net Realized Gain on Investments
There were $5 in net realized gains for the three months ended March 31, 2011, primarily due to realized gains from unamortized discounts on exits during the quarter, partially offset by realized losses in connection with workout expenditures related to the Sunshine Media Holdings restructure. Net realized gains on investments for the three months ended March 31, 2010 were $0.9 million, which consisted of a realized gain of $1.4 million from our exit of ACE, partially offset by an aggregate of $0.5 million of realized losses from our exits of CCS, LLC and Gold Toe Investment Corp.
Net Unrealized (Depreciation) Appreciation on Investments
Net unrealized (depreciation) appreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended March 31, 2011, we recorded net unrealized depreciation on investments in the aggregate amount of $13.1 million. During the prior year period, we recorded net unrealized appreciation on investments in the aggregate amount of $2.5 million, which included the reversal of $2.0 million in unrealized depreciation related to the payoff of Visual Edge and the sale of CCS, LLC. Excluding reversals, we had $0.5 million in net unrealized appreciation for the three months ended March 31, 2010. The net unrealized (depreciation) appreciation across our investments for the three months ended March 31, 2011 was as follows:

Three Months Ended March 31, 2011
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Defiance Integrated Technologies, Inc.	Control	$1,003
Midwest Metal Distribution, Inc.	Non-Control / Non-Affiliate	364
Sunshine Media Holdings	Control	(9,790)
Lindmark Acquisition, LLC	Control	(1,410)
GFRC Holdings LLC	Non-Control / Non-Affiliate	(810)
Heartland Communications Group	Non-Control / Non-Affiliate	(598)
Legend Communications of Wyoming, LLC	Non-Control / Non-Affiliate	(434)
International Junior Golf Training Acquisition Company	Non-Control / Non-Affiliate	(408)
LocalTel, LLC	Control	(361)
Reliable Biopharmaceutical Holdings, Inc.	Non-Control / Non-Affiliate	(340)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(316)
Other, net (<$250)		31

	Total:	$(13,069)

The primary driver in our net unrealized depreciation for the quarter ended March 31, 2011 was notable depreciation in Sunshine Media Holdings (“Sunshine”), which was primarily due to portfolio company performance and the restructure, and certain comparable multiples. During the quarter ended March 31, 2011, as part of the Sunshine restructure, we acquired a controlling equity position, restructured certain of the debt terms, and infused additional equity capital in the form of preferred equity.
The unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2010 was as follows:

Three Months Ended March 31, 2010
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Visual Edge Technology, Inc.	Non-Control / Non-Affiliate	$1,662 (1)
Northern Contours, Inc.	Non-Control / Non-Affiliate	429
CCS, LLC	Non-Control / Non-Affiliate	312 (2)
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	289
Midwest Metal Distribution, Inc.	Control	(857)
Sunshine Media Holdings	Non-Control / Non-Affiliate	(447)
Finn Corporation	Non-Control / Non-Affiliate	(354)
Other, net (<$250)		1,449

	Total:	$2,483

(1)	Reflects the reversal of $1.7 million in unrealized depreciation in connection with payoff of the line of credit and senior subordinated term loan of Visual Edge Technology, Inc.

(2)	Reflects the reversal of the unrealized depreciation in connection with the $0.3 million realized loss on the sale of CCS, LLC.
Excluding reversals, the general increase in our net unrealized appreciation for the quarter ended March 31, 2010 was experienced throughout the majority of our entire portfolio of debt holdings based on increases in market comparables and portfolio company performance.
Over our entire investment portfolio, we recorded an aggregate of approximately $12.9 million and $0.2 million of net unrealized depreciation on our debt and equity positions, respectively, for the quarter ended March 31, 2011. At March 31, 2011, the fair value of our investment portfolio was less than its cost basis by approximately $57.1 million, or 81.8 million as compared to $44.0 million at December 31, 2010, representing net unrealized depreciation of $13.1 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to reduced performance by certain portfolio companies and the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated such investments in our portfolio. Our entire portfolio was fair valued at 81.8% of cost as of March 31, 2011. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Appreciation on Borrowings
Net unrealized appreciation on borrowings is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires us to apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using a combination of estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $33.6 million as of March 31, 2011.
Net Decrease (Increase) in Net Assets Resulting from Operations
For the three months ended March 31, 2011, we realized a net decrease in net assets resulting from operations of $8.4 million as a result of the factors discussed above. For the three months ended March 31, 2010, we realized a net increase in net assets resulting from operations of $8.0 million. Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the three months ended March 31, 2011 and March 31, 2010 were $(0.40) and $0.38, respectively.

Comparison of the Six Months Ended March 31, 2011 to the Six Months Ended March 31, 2010
A comparison of our operating results for the six months ended March 31, 2011 and 2010 is below:

	For the Six Months Ended March 31,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$15,135	$17,743	$(2,608)	(14.7)%
Other income	1,270	1,875	(605)	(32.3)

Total investment income	16,405	19,618	(3,213)	(16.4)

EXPENSES
Loan servicing fee	1,599	1,781	(182)	(10.2)
Base management fee	1,113	1,459	(346)	(23.7)
Incentive fee	2,261	1,447	814	56.3
Administration fee	361	354	7	2.0
Interest expense	358	2,671	(2,313)	(86.6)
Amortization of deferred financing fees	664	943	(279)	(29.6)
Professional fees	534	1,131	(597)	(52.8)
Other expenses	603	965	(362)	(37.5)

Expenses before credit from Adviser	7,493	10,751	(3,258)	(30.3)
Credit to base management and incentive fees from Adviser	(154)	(35)	(119)	340.0

Total expenses net of credit to base management and incentive fees	7,339	10,716	(3,377)	(31.5)

NET INVESTMENT INCOME	9,066	8,902	164	1.8

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized gain (loss) on investments	5	(28)	33	NM
Net unrealized (depreciation) appreciation on investments	(16,014)	5,082	(21,096)	NM
Net unrealized appreciation on borrowings	693	350	343	98.0

Net (loss) gain on investments and borrowings	(15,316)	5,404	(20,720)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,250)	$14,306	$(20,556)	NM

NM = Not Meaningful
Investment Income
Interest income from our investments in debt securities decreased for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the six months ended March 31, 2011 was approximately $262.7 million, compared to approximately $311.2 million for the prior year period, due primarily to increased principal repayments and limited new investment activity subsequent to March 31, 2010. The annualized weighted average yield on our interest-bearing investment portfolio for the six months ended March 31, 2011 was 11.37%, compared to 11.29% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in the weighted average yield on our portfolio for the six months ended March 31, 2011 resulted primarily from the repayment of loans with lower stated interest rates. During the six months ended March 31, 2011, six investments were on non-accrual, for an aggregate of approximately $30.4 million at cost, or 9.7% of the aggregate cost of our investment portfolio, and during the prior year period, six investments were on non-accrual, for an aggregate of approximately $26.4 million at cost, or 8.0% of the aggregate cost of our investment portfolio.
Other income decreased for the six months ended March 31, 2011, as compared to the prior year period, primarily due to success fees earned in aggregate of $1.4 million from exits in Doe & Ingalls Management LLC, Tulsa Welding School, ActivStyle, Saunders and Visual Edge, and prepayment fees in aggregate of $0.3 million from ActiveStyle and ACE during the six months ended March 31, 2010, partially offset by the receipt of $0.6 million in a settlement related, in part, to US Healthcare and success fees in aggregate of $0.6 million in success fees earned from our exits in Pinnacle and Interfilm Holdings, Inc during the current year period.
The following tables list the interest income from investments for our five largest portfolio company investments during the respective periods:

	As of March 31, 2011		Six Months Ended March 31, 2011
Company	Fair Value	% of Portfolio	Interest Income	% of Total Revenues

Reliable Biopharmaceutical Holdings, Inc.	$25,699	10.0%	$1,508	10.0%
Westlake Hardware, Inc.	19,570	7.6	1,289	8.5
Midwest Metal Distribution, Inc.	16,179	6.3	1,109	7.3
Defiance Acquisition Corp.	13,680	5.3	457	3.0
Sunshine Media Holdings	13,161	5.1	1,568	10.4

Subtotal—five largest investments	88,289	34.3	5,931	39.2
Other portfolio companies	168,824	65.7	8,960	59.2
Other non-portfolio company revenue	—	—	244	1.6

Total	$257,113	100.0%	$15,135	100.0%

	As of March 31, 2010		Six Months Ended March 31, 2010
Company	Fair Value	% of Portfolio	Interest Income	% of Total Revenues

Reliable Biopharmaceutical Holdings, Inc.	$26,792	9.2%	$1,497	8.5%
Sunshine Media Holdings	26,580	9.1	1,539	8.7
Westlake Hardware, Inc.	24,400	8.4	1,596	9.0
VantaCore	13,590	4.7	827	4.7
Midwest Metal Distribution, Inc.	12,855	4.4	1,037	5.8

Subtotal—five largest investments	104,217	35.8	6,496	36.7
Other portfolio companies	187,534	64.2	11,026	62.1
Other non-portfolio company revenue	—	—	221	1.2

Total	$291,751	100.0%	$17,743	100.0%

Operating Expenses
Operating expenses, net of credits from our Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the six months ended March 31, 2011, as compared to the prior year period. This reduction was primarily due to a decrease in interest expense subsequent to March 31, 2010 and the amortization of deferred financing fees incurred in connection with the Credit Facility during the six months ended March 31, 2010, and a decrease in the base management fee and professional fees, which were partially offset by an increase in the incentive fee during the six months ended March 31, 2011.
Interest expense decreased for the six months ended March 31, 2011, as compared to the prior year period, due primarily to decreased borrowings under the Credit Facility and the reversal of $0.6 million minimum earnings shortfall fee during the six months ended March 31, 2011. The weighted average balance outstanding on the Credit Facility during the six months ended March 31, 2011 was approximately $17.2 million, as compared to $70.0 million in the prior year period, a decrease of 75.4%. On November 22, 2010, we amended the Credit Facility such that advances bear interest at LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum. For the six months ended March 31, 2010, under our prior credit facility and our pre-amended Credit Facility, advances generally bore interest at LIBOR subject to a minimum rate of 2.0%, plus 4.0% to 4.5% per annum. In addition to the lower interest rate, the amendment removed the annual minimum earnings shortfall fee to the committed lenders. Consequently, we reversed $0.6 million during the six months ended March 31, 2011 that we had accrued through September 30, 2010 for a projected minimum earnings shortfall fee, as it was no longer applicable.
Amortization of deferred financing fees decreased for the six months ended March 31, 2011, as compared to the prior year period due to significant one-time costs related to the termination of our prior credit facility and transition to the Credit Facility, resulting in increased amortization of deferred financing fees during the six months ended March 31, 2010 when compared to the six months ended March 31, 2011.

Professional fees decreased for the six months ended March 31, 2011, as compared to the prior period, primarily due to legal fees incurred in connection with troubled loans during the six months ended March 31, 2010.
The base management fee decreased for the six months ended March 31, 2011, as compared to the prior year period, which is reflective of holding fewer assets subject to the base management fee, compared to the prior year period. An incentive fee was earned by our Adviser during the six months ended March 31, 2011, due primarily to decreased interest expense. The incentive fee earned during the prior year period was due in part to other income generated from multiple exits. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2011	2010
Average total assets subject to base management fee(1)	$271,200	$324,000
Multiplied by pro-rated annual base management fee of 2.0%	1.0%	1.0%

Unadjusted base management fee	$2,712	$3,240
Reduction for loan servicing fees(2)	(1,599)	(1,781)

Base management fee(2)	1,113	1,459
Credit for fees received by Adviser from the portfolio companies	—	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(133)	(13)

Net base management fee	$980	$1,446

Incentive fee(2)	$2,261	$1,447
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(21)	(22)

Net incentive fee	$2,240	$1,425

Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	$(133)	$(13)
Incentive fee credit	(21)	(22)

Credit to base management and incentive fees from Adviser (2)	$(154)	$(35)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
Net Realized Gain (Loss) on Investments
There were $5 in net realized gains for the six months ended March 31, 2011, primarily due to realized gains from unamortized discounts on exits during the period, partially offset by realized losses in connection with workout expenditures related to the Sunshine Media Holdings restructure. Net realized losses on investments for the six months ended March 31, 2010 were $28, which consisted of an aggregate of $1.4 million of realized losses from our exits in CCS, LLC, Gold Toe Investment Corp., Kinetek Acquisition Corporation and Wesco Holdings, Inc., offset by a realized gain of $1.4 million from our exit of ACE.
Net Unrealized (Depreciation) Appreciation on Investments
Net unrealized (depreciation) appreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the six months ended March 31, 2011, we recorded net unrealized depreciation on investments in the aggregate amount of $16.0 million. During the prior year period, we recorded net unrealized appreciation on investments in the aggregate amount of $5.1 million, which included the reversal of $2.0 million in unrealized depreciation related to the payoff of Visual Edge and the sale of CCS, LLC. Excluding reversals, we had $3.1 million in net unrealized appreciation for the six months ended March 31, 2010. The net unrealized (depreciation) appreciation across our investments for the six months ended March 31, 2011 was as follows:

Six Months Ended March 31, 2011
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Defiance Integrated Technologies, Inc.	Control	$3,972
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	732
Midwest Metal Distribution, Inc.	Control	636
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	333
Sunshine Media Holdings	Non-Control / Non-Affiliate	(15,240)
Lindmark Acquisition, LLC	Control	(2,461)
GFRC Holdings LLC	Non-Control / Non-Affiliate	(1,216)
Heartland Communications Group	Non-Control / Non-Affiliate	(654)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(582)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(533)
International Junior Golf Training Acquisition Company	Non-Control / Non-Affiliate	(479)
LocalTel, LLC	Control	(374)
Access Television Network, Inc.	Non-Control / Non-Affiliate	(305)
Other, net (<$250)		157

	Total:	$(16,014)

The primary driver to our net unrealized depreciation for the six months ended March 31, 2011 was notable depreciation in Sunshine, which was primarily due to portfolio company performance and the restructure and certain comparable multiples, partially offset by appreciation in Defiance Integrated Technologies, Inc., which was due to an improvement in portfolio company performance and in certain comparable multiples.
The unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2010 was as follows:

Six Months Ended March 31, 2010
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Visual Edge Technology, Inc.	Non-Control / Non-Affiliate	$1,716 (1)
BAS Broadcasting	Non-Control / Non-Affiliate	1,266
Westlake Hardware, Inc.	Non-Control / Non-Affiliate	731
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	579
Northern Contours, Inc.	Non-Control / Non-Affiliate	542
Kinetek Acquisition Corp.	Non-Control / Non-Affiliate	513
CCS, LLC	Non-Control / Non-Affiliate	505 (1)
Wesco Holdings, Inc.	Non-Control / Non-Affiliate	408
Pinnacle Treatment Centers, Inc.	Non-Control / Non-Affiliate	399
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	353
Allison Publications, LLC	Non-Control / Non-Affiliate	353
Gold Toe Investment Corp	Non-Control / Non-Affiliate	280
Defiance Integrated Technologies, Inc.	Control	(816)
Midwest Metal Distribution, Inc. (formerly Clinton Holdings, LLC)	Control	(654)
KMBQ Corporation	Non-Control / Non-Affiliate	(598)
Finn Corporation	Non-Control / Non-Affiliate	(573)
Heartland Communications Group	Non-Control / Non-Affiliate	(447)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(395)
LocalTel, LLC	Control	(357)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(346)
Other, net (<$250)		1,623

	Total:	$5,082

(1)	Reflects the reversal of $1.7 million in unrealized depreciation in connection with payoff of the line of credit and senior subordinated term loan of Visual Edge Technology, Inc.

(2)	Reflects the reversal of the unrealized depreciation in connection with the $0.3 million realized loss on the sale of CCS, LLC.
Excluding reversals, general increase in our net unrealized appreciation for the six months ended March 31, 2010 was experienced throughout the majority of our entire portfolio of debt holdings, based on increases in market comparables and portfolio company performance.
Over our entire investment portfolio, we recorded an aggregate of approximately $18.5 million of net unrealized depreciation on our debt positions for the six months ended March 31, 2011, while our equity holdings experienced an aggregate of approximately $2.5 million of net unrealized appreciation. At March 31, 2011, the fair value of our investment portfolio was less than its cost basis by approximately $57.1 million, or 81.8% of cost, as compared to $41.1 million at September 30, 2010, representing net unrealized depreciation of $16.0 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to certain reduced performance by portfolio companies and the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated such investments in our portfolio. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.
Net Unrealized Appreciation on Borrowings
Net unrealized appreciation on borrowings is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires us to apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using a combination of estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $33.6 million as of March 31, 2011.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the six months ended March 31, 2011, we realized a net decrease in net assets resulting from operations of $6.3 million as a result of the factors discussed above. For the six months ended March 31, 2010, we realized a net increase in net assets resulting from operations of $14.3 million. Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the six months ended March 31, 2011 and March 31, 2010 were $(0.30) and $0.68, respectively.
LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)
Operating Activities
Net cash used in operating activities for the six months ended March 31, 2011 was $6.7 million and consisted primarily of disbursements of $44.2 million in new investments, partially offset by principal repayments of $35.2 million and net unrealized depreciation of $16.0 million. Net cash provided by operating activities for the six months ended March 31, 2010 was $39.2 million and consisted primarily of principal repayments of $38.4 million.
At March 31, 2011, we had investments in equity of, loans to, or syndicated participations in, 45 private companies with an aggregate cost basis of approximately $314.2 million. At March 31, 2010, we had investments in equity of, loans to, or syndicated participations in, 41 private companies with an aggregate cost basis of approximately $330.1 million. The following table summarizes our total portfolio investment activity during the six months ended March 31, 2011 and 2010:

	Six Months Ended March 31,
	2011	2010
Beginning investment portfolio at fair value	$257,109	$320,969
New investments	44,203	180
Disbursements to existing portfolio companies	8,220	6,700
Principal repayments	(35,227)	(38,471)
Proceeds from sales	(777)	(3,119)
Increase in investment balance due to PIK	8	60
Increase in investment balance due to transferred interest	204	441
Unrealized (depreciation) appreciation	(16,014)	1,645
Reversal of prior period depreciation on realization	—	3,437
Net realized gain (loss)	163	(28)
Net change in premiums, discounts and amortization	(776)	(63)

Ending investment portfolio at fair value	$257,113	$291,751

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2011.

		Amount
For the remaining six months ending September 30:	2011	$18,295
For the fiscal year ending September 30:	2012	76,646
	2013	122,981
	2014	28,863
	2015	32,088
	2016 and thereafter	30,926

	Total contractual repayments	$309,799
	Investments in equity securities	5,984
	Adjustments to cost basis on debt securities	(1,548)

	Total cost basis of investments held at March 31, 2011:	$314,235

Financing Activities
Net cash provided by financing activities for the six months ended March 31, 2011 was $7.9 million and consisted primarily of net borrowings from the Credit Facility of $16.4 million, partially offset by distributions to stockholders of $8.8 million. Net cash used in financing activities for the six months ended March 31, 2010 was $40.3 million and primarily consisted of net payments on the Credit Facility of $30.0 million and distributions to stockholders of $8.9 million.
Distributions
To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for January, February and March 2011. In April 2011, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May and June 2011. We declared these distributions based on our estimates of net taxable income for the fiscal year.
For the quarter ended March 31, 2011, please refer to “—Section 19(a) Disclosure” below for estimated tax characterization. For the fiscal year ended September 30, 2010, which includes the three months ended March 31, 2010, our distribution payments were approximately $17.7 million. We declared these distributions based on our estimates of net taxable income for the fiscal year. Our investment pace was slower than expected and, consequently, our net taxable income was lower than our original estimates. A portion of the distributions declared during fiscal 2010 is expected to be treated as a return of capital to our stockholders.
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
Issuance of Equity
On October 20, 2009, we filed a registration statement on Form N-2 (File No. 333-162592), that was declared effective by the SEC on January 28, 2010, and the Company filed a post-effective amendment to such registration statement on April 7, 2011, which has not yet been declared effective. Once the post-effective amendment has been declared effective, such registration statement will permit us to issue, through one or more transactions, an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has consistently traded for the last two years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of March 31, 2011, our NAV per share was $11.18 and as of May 2, 2011 our closing market price was $11.29 per share. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a business development company under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.
At our annual meeting of stockholders held on February 17, 2011, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008.
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
Revolving Credit Facility
On March 15, 2010, we entered into the Credit Facility. Branch Banking and Trust Company and ING Capital LLC also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility. On the Amendment Date, we amended the Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at LIBOR, subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. Effective as of the Amendment Date, advances under the Credit Facility bear interest at LIBOR, subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, we are no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. As of the Amendment Date, we paid a $0.7 million fee.
As of March 31, 2011, there was a cost basis of approximately $33.2 million of borrowings outstanding under the Credit Facility at an average interest rate of 5.25%. As of May 2, 2011, there was a cost basis of approximately $47.2 million of borrowings outstanding. We expect that the Credit Facility will allow us to increase the rate of our investment activity and grow the size of our investment portfolio. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by us. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, we will be required to use all principal collections from the pledged loans to pay outstanding principal on the Credit Facility.

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of March 31, 2011, Business Loan had 30 obligors and we were in compliance with all of the Credit Facility covenants.
Contractual Obligations and Off-Balance Sheet Arrangements
As of March 31, 2011, we were not party to any signed term sheets for potential investments. However, we have certain line of credit and capital commitments with our portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates, and we expect many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused and uncalled commitments as of March 31, 2011 and September 30, 2010 to be nominal.
In July 2009, we executed a guaranty of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc. (the “Guaranty”), one of our Control investments. Pursuant to the Guaranty, if Defiance had a payment default, the guaranty was callable once the bank had reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The Guaranty was limited to $0.3 million plus interest on that amount accrued from the date demand payment is made under the Guaranty, and all costs incurred by the bank in its collection efforts. On March 1, 2011, the Guaranty was terminated.
In accordance with GAAP, the unused and uncalled portions of these commitments are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments, uncalled capital commitments and guarantees as of March 31, 2011 and September 30, 2010:

	As of March 31,	As of September 30,
	2011	2010
Unused line of credit commitments	$7,361	$9,304
Uncalled capital commitment	1,200	1,600
Guarantees	—	250
The following table shows our contractual obligations as of March 31, 2011:

	Payments Due by Period
	Less than
Contractual Obligations(1)	1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(2)	$33,200	$—	$—	$—	$33,200

(1)	Excludes the unused commitments to extend credit or capital to our portfolio companies for an aggregate amount of $8.6 million, as discussed above.

(2)	Principal balance of borrowings under the Credit Facility, based on the contractual maturity due to the revolving nature of the facility.
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
As of March 31, 2011, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices, or IBPs, were used to fair value our syndicated loans at March 31, 2011.
Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (4) portfolio investments comprised of non-publicly-traded non-control equity securities of other funds.
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
For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB- or Baa3 from an NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB- or Baa3 on an NRSRO scale.

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
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of March 31, 2011 and September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2011 and September 30, 2010, representing approximately 82.1% and 93.2%, respectively, at fair value of all loans in our portfolio at the end of each period:

Rating	March 31, 2011	September 30, 2010
Highest	10.0	10.0
Average	5.9	6.1
Weighted Average	5.7	5.9
Lowest	1.0	1.0
For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at March 31, 2011 and September 30, 2010, representing approximately 15.2% and 4.3%, respectively, at fair value of all loans in our portfolio at the end of each period:

Rating	March 31, 2011	September 30, 2010
Highest	B+/B2	B+/B2
Average	B/B2	B+/B2
Weighted Average	B/B1	B+/B2
Lowest	Caa1/B-	B2
As of March 31, 2011 and September 30, 2010, we had one syndicated loan representing 2.7% and 2.5%, respectively, at fair value of all loans in our portfolio that was not rated by an NRSRO. Based on our model, it had a risk rating of 7.0 as of March 31, 2011 and September 30, 2010.
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
We sought and received a private letter ruling from the Internal Revenue Service (“IRS”) related to our tax treatment for success fees. In the ruling, executed by our consent on January 3, 2011, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount will be treated as ordinary income. Previously, we had treated the success fee amount as a capital gain for tax characterization purposes. The private letter ruling does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.
Investment Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current. As of March 31, 2011, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $30.4 million, or 9.7% of the cost basis of all loans in our portfolio. As of September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all loans in our portfolio.
As of March 31, 2011, we had loans in our portfolio which contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $4 and $8 for the three and six months ended March 31, 2011, respectively, as compared to $4 and $60 for the three and six months ended March, 31 2010, respectively.
We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. We transferred past due interest to the principal balance of $204 for the three and six months ended March 31, 2011, as compared to $338 and $441 for the three and six months ended March, 31 2010, respectively.
As of March 31, 2011, we had fifteen original issue discount (“OID”) loans. We recorded OID income of $29 and $53 for the three and six months ended March 31, 2011, respectively, as compared to $2 for the three and six months ended March 31, 2010.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. We recorded $0.6 million of success fees during the six months ended March 31, 2011, which resulted from the exits of Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc. During the six months ended March 31, 2010, we received $1.4 million in success fees from the exits of ActivStyle Acquisition Co., Saunders & Associates, Visual Edge Technology, Inc., Tulsa Welding School, and the prepayment of success fees from Doe & Ingalls Management LLC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At March 31, 2011, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

85.4%	variable rates with a floor
5.2%	variable rates without a floor or ceiling
9.4%	fixed rate

100.0%	total

Our Credit Facility has a variable rate based on LIBOR with a 1.5% floor. If LIBOR increases, we could be subject to increased borrowing costs. There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2011 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the SEC on November 22, 2010.
ITEM 4. CONTROLS AND PROCEDURES.
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including our Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the post-effective amendment of our registration statement on Form N-2 (File No. 333-162592), filed by us with the SEC on April 7, 2011.
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

Date: May 3, 2011

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