Form 10-Q
period 2011-06-30
GLADSTONE CAPITAL CORP
filed 2011-08-03
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2011

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 1, 2011 was 21,039,242.

GLADSTONE CAPITAL CORPORATION
TABLE OF CONTENTS

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	September 30,
	2011	2010
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $290,669 and $244,140, respectively)	$255,906	$223,737
Control investments (Cost of $84,521 and $54,076, respectively)	43,373	33,372

Total investments at fair value (Cost of $375,190 and $298,216, respectively)	299,279	257,109
Cash	7,776	7,734
Interest receivable — investments in debt securities	2,619	2,648
Interest receivable — employees(A)	97	104
Due from custodian	1,922	255
Deferred financing fees	993	1,266
Prepaid assets	660	799
Other assets	784	603

TOTAL ASSETS	$314,130	$270,518

LIABILITIES
Borrowings at fair value (Cost of $92,200 and $16,800, respectively)	$92,700	$17,940
Accounts payable and accrued expenses	601	752
Interest payable	263	693
Fee due to Administrator(A)	174	267
Fees due to Adviser(A)	1,791	673
Other liabilities	1,065	947

TOTAL LIABILITIES	96,594	21,272

NET ASSETS	$217,536	$249,246

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 50,000,000 shares authorized and 21,039,242 shares issued and outstanding at June 30, 2011 and September 30, 2010	$21	$21
Capital in excess of par value	326,935	326,935
Notes receivable — employees(A)	(4,998)	(7,103)
Net unrealized depreciation on investments	(75,911)	(41,108)
Net unrealized appreciation on borrowings	(500)	(1,140)
Overdistributed net investment income	(758)	(1,103)
Accumulated net realized losses	(27,253)	(27,256)

TOTAL NET ASSETS	$217,536	$249,246

NET ASSETS PER SHARE	$10.34	$11.85

(A)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,028	$6,992	$19,722	$23,037
Control investments	1,406	375	3,604	1,853
Notes receivable from employees(A)	102	108	347	330

Total interest income	8,536	7,475	23,673	25,220
Other income
Non-Control/Non-Affiliate investments	444	494	1,089	2,367
Control investments	—	—	625	—

Total other income	444	494	1,714	2,367

Total Investment income	8,980	7,969	25,387	27,587

EXPENSES
Loan servicing fee(A)	814	819	2,413	2,600
Base management fee(A)	637	658	1,751	2,118
Incentive fee(A)	1,133	153	3,395	1,601
Administration fee(A)	174	186	535	540
Interest expense	958	891	1,316	3,562
Amortization of deferred financing fees	368	240	1,032	1,182
Professional fees	360	501	894	1,632
Other expenses	196	178	799	1,142

Expenses before credits from Adviser	4,640	3,626	12,135	14,377
Credits to fees from Adviser(A)	(194)	(86)	(348)	(120)

Total expenses net of credits to fees	4,446	3,540	11,787	14,257

NET INVESTMENT INCOME	4,534	4,429	13,600	13,330

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized (loss) gain on investments	(2)	(2,865)	3	(2,893)
Net unrealized (depreciation) appreciation on investments	(18,789)	(1,556)	(34,803)	3,525
Net unrealized (appreciation) depreciation on borrowings	(53)	(1,756)	640	(1,405)

Net loss on investments and borrowings	(18,844)	(6,177)	(34,160)	(773)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(14,310)	$(1,748)	$(20,560)	$12,557

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$(0.68)	$(0.08)	$(0.98)	$0.60

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,039,242	21,039,242	21,039,242	21,067,465

(A)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2011	2010
Operations:
Net investment income	$13,600	$13,330
Net realized gain (loss) on investments	3	(2,893)
Net unrealized (depreciation) appreciation on investments	(34,803)	3,525
Net unrealized depreciation (appreciation) on borrowings	640	(1,405)

Net (decrease) increase in net assets from operations	(20,560)	12,557

Distributions:
Distributions to stockholders	(13,255)	(13,271)

Capital transactions:
Shelf offering costs	—	(28)
Conversion of former employee stock option loans from recourse to non-recourse	—	(420)
Repayment of principal on employee notes	2,105	—
Reclassification of principal on employee note	—	515

Net increase in net assets from capital transactions	2,105	67

Total decrease in net assets	(31,710)	(647)
Net assets at beginning of period	249,246	249,076

Net assets at end of period	$217,536	$248,429

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(20,560)	$12,557
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(118,646)	(8,337)
Principal repayments on investments	39,855	56,900
Proceeds from sale of investments	777	3,119
Increase in investment balance due to paid in kind interest	(12)	(62)
Repayment of paid in kind interest	—	51
Increase in investment balance due to transferred interest	(204)	(1,230)
Net change in premiums, discounts and amortization	1,420	1,194
Net realized (gain) loss on investments	(163)	2,893
Net unrealized depreciation (appreciation) on investments	34,803	(3,525)
Net unrealized (depreciation) appreciation on borrowings	(640)	1,405
Amortization of deferred financing fees	1,032	1,182
Change in compensation expense from non-recourse notes	—	245
Decrease in interest receivable	36	472
(Increase) decrease in due from custodian	(1,667)	1,272
Decrease (increase) in prepaid assets	139	(246)
(Increase) decrease in other assets	(181)	1,211
Decrease in accounts payable and accrued expenses	(151)	(440)
(Decrease) increase in interest payable	(430)	7
Increase in fees due to Adviser(A)	1,118	1,566
Decrease in administration fee due to Administrator(A)	(93)	(30)
Increase (decrease) in other liabilities	118	(172)

Net cash (used in) provided by operating activities	(63,449)	70,032

CASH FLOWS FROM FINANCING ACTIVITIES:
Shelf offering costs	—	(28)
Proceeds from borrowings	109,800	8,400
Repayments on borrowings	(34,400)	(62,500)
Distributions paid	(13,255)	(13,271)
Receipt of principal on employee notes	2,105	—
Deferred financing fees	(759)	(1,441)

Net cash provided by (used in) financing activities	63,491	(68,840)

NET INCREASE IN CASH	42	1,192
CASH, BEGINNING OF PERIOD	7,734	5,276

CASH, END OF PERIOD	$7,776	$6,468

(A)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 2/2011) (D)	$903	$903	$90

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (D)	8,613	8,632	8,032

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	6,439

Chinese Yellow Pages Company	Service-publisher of Chinese language	Line of Credit, $250 available (7.3%, Due 11/2011) (D)	450	450	360
	directories	Senior Term Debt (7.3%, Due 11/2011) (D)	198	198	159

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (12.0%, Due 12/2016) (D)	14,265	14,265	14,247

FedCap Partners, LLC	Private equity fund	Class A Membership Units (G)	1,200	1,200	1,200
		Uncalled Capital Commitment ($800)

GFRC Holdings, LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (D)	5,811	5,811	5,027
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (C) (D)	6,632	6,632	5,737

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (C) (D)	2,835	2,835	2,395

Heartland Communications Group	Service-radio station operator	Line of Credit, $0 available (10.0%, Due 3/2013) (D)	100	100	44
		Line of Credit, $0 available (10.0%, Due 3/2013) (D)	100	100	44
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,342	4,312	1,889
		Common Stock Warrants (8.75% ownership) (F) (G)		66	—

International Junior Golf Training Acquisition	Service-golf training	Line of Credit, $0 available (11.0%, Due 5/2012) (D)	1,500	1,500	1,320
Company		Senior Term Debt (10.5%, Due 5/2012) (D)	1,060	1,060	933
		Senior Term Debt (12.5%, Due 5/2012) (C)(D)	2,500	2,500	2,200

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $42 available (12.3, Due 7/2010) (D) (G) (H)	162	158	8
		Senior Term Debt (12.3%, Due 7/2010) (D) (G) (H)	2,081	2,038	102

Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (D)	9,812	9,812	5,789
		Senior Term Debt (14.0%, Due 7/2011) (D)	220	220	130

Newhall Holdings, Inc.	Service-distributor of personal care products	Line of Credit, $0 available (8.0%, Due 12/2012) (D)	1,985	1,985	198
	and supplements	Senior Term Debt (8.5%, Due 12/2012) (D)	1,870	1,870	187
		Senior Term Debt (3.5%, Due 12/2012) (C) (D)	2,000	2,000	200
		Senior Term Debt (3.5%, Due 12/2012) (C) (D)	4,648	4,648	465
		Preferred Equity (1,000,000 shares) (F) (G)		—	—
		Common Stock (688,500 shares) (F) (G)		—	—

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (D)	6,171	6,171	5,670

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (D)	95	83	75

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the	Equipment Note (13.0%, Due 11/2011) (D)	1,000	1,000	945
	Aluminum industry	Senior Term Debt (13.0%, Due 11/2011) (D)	4,125	4,125	3,898
		Senior Term Debt (13.0%, Due 11/2011) (C) (D)	4,053	4,053	3,830

PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2011) (J)	—	—	—
		Senior Term Debt (8.5%, Due 7/2011) (D) (J)	250	250	242
		Senior Term Debt (10.5%, Due 7/2011) (C) (D) (J)	2,900	2,900	2,813

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2013) (D)	1,563	1,563	1,524
		Senior Term Debt (11.5%, Due 1/2013) (C) (D)	3,060	3,060	2,983

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical	Line of Credit, $2,400 available (9.0%, Due 1/2013) (D)	1,600	1,600	1,572
	intermediates	Mortgage Note (9.5%, Due 12/2014) (D)	7,190	7,190	7,064
		Senior Term Debt (12.0%, Due 12/2014) (C)(D)	11,603	11,603	11,196
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,670
		Common Stock Warrants (F) (G) (764 shares)		209	103

Saunders & Associates	Manufacturing-equipment provider for	Line of Credit, $2,500 available (11.3%, Due 5/2013) (D)	—	—	—
	frequency control devices	Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	8,969

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (10.0%, Due 10/2012) (D) (G) (H)	$1,666	$951	$75
		Senior Term Debt (10.0%, Due 10/2012) (D) (G) (H)	2,931	2,931	132

Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 12/2011) (D)	6,175	6,181	4,322

Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $250 available (9.0%, Due 1/2014) (D)	750	750	722
		Senior Term Debt (8.5%, Due 1/2014) (D)	550	550	529
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,869

Viapack, Inc. (K)	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2014) (D)	600	600	150
		Senior Term Debt (13.0%, Due 3/2014) (C) (D)	3,925	3,925	981

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,700
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,740

Westland Technologies, Inc.	Service-diversified conglomerate	Line of Credit, $1,000 available (6.5%, Due 4/2012) (D)	—	—	—
		Senior Term Debt (7.5%, Due 4/2016) (D)	2,000	2,000	1,993
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,985
		Common Stock Warrants (77,287 shares) (F) (G)		350	350

Winchester Electronics	Manufacturing-high bandwidth connectors and	Senior Term Debt (5.2%, Due 5/2012) (D)	1,250	1,250	1,244
	cables	Senior Term Debt (5.7%, Due 5/2013) (D)	1,682	1,682	1,669
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (D)	9,825	9,825	9,678

Subtotal — Non-syndicated loans				$197,509	$161,888

Syndicated Loans:

Airvana Network Solutions, Inc.	Service-telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$8,024	$7,869	$8,124

Allied Security Holdings, LLC	Service-contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (E)	1,000	990	1,011

Allied Specialty Vehicles, Inc.	Manufacturing-specialty vehicles	Senior Term Debt (9.5%, Due 2/2016) (E)	9,975	9,784	9,776

Ameriqual Group, LLC	Manufacturing-production and distribution of food products	Senior Term Debt (9.8%, Due 3/2016) (E)	7,500	7,356	7,350

Applied Systems, Inc.	Software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (E)	1,000	991	1,010

Ascend Learning, LLC	Service-technology-based learning solutions	Senior Subordinated Term Debt (12.3%, Due 12/2017) (E)	1,000	971	1,000

Attachmate Corporate	Service-develops, implements and supports software	Senior Subordinated Term Debt (9.5%, Due 2/2017) (E)	4,000	3,961	4,050

Covad Communications Group, Inc.	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (E)	1,900	1,864	1,924

Ernest Health, Inc.	Service-post-acute care services	Senior Term Debt (10.3%, Due 5/2017) (E)	2,000	1,970	1,970

Global Brass and Copper, Inc.	Service-telecommunications	Senior Term Debt (10.3%, Due 8/2015) (E)	2,976	2,897	3,092

HGI Holding, Inc	Service-telecommunications	Senior Term Debt (6.8%, Due 10/2016) (E)	1,757	1,721	1,772

Hubbard Radio, LLC	Service-radio station operator	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	495	505

Keypoint Government Solutions, Inc.	Service-security consulting services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,965	6,932	6,895

Mood Media Corporation	Service-media and marketing solutions	Senior Term Debt (10.3%, Due 11/2018) (E)	8,000	7,921	7,840

National Surgical Hospitals, Inc.	Service-physician-partnered surgical facilities	Senior Term Debt (8.3%, Due 2/2017) (E)	1,703	1,675	1,707

Sensus USA, Inc.	Service-provider of utility communication services	Senior Term Debt (8.5%, Due 5/2018) (E)	500	495	506

Springs Window Fashions, LLC	Manufacturing-window	Senior Term Debt (11.3%, Due 11/2017) (E)	5,000	4,851	4,850

SRAM, LLC	Manufacturing-premium bicycle components	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,475	2,500

GLADSTONE CAPITAL CORPORATION
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
AS OF JUNE 30, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Targus Group International, Inc.	Manufacturing-carrying cases and accessories for notebook computers	Senior Term Debt (11.0%, Due 5/2016) (E)	$10,000	$9,803	$9,838

Ulterra Drilling Technologies, LP	Manufacturing-oil field drill bits and slick-slip reduction tools	Senior Term Debt (9.8%, Due 6/2016) (E)	2,000	1,960	1,970

Vision Solutions, Inc.	Service-provider of information availability software	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,912	10,945

Wall Street Systems Holdings, Inc.	Service-software provider	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,970	3,019

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile	Senior Term Debt (8.0%, Due 2/2013) (E)	1,853	1,853	1,732
	products	Senior Preferred Equity (333.3 shares) (F) (G)		333	409
		Junior Preferred Equity (111.1 shares) (F) (G)		111	142
		Common Stock (1,873.95 shares) (F) (G)		—	81

Subtotal — Syndicated loans				$93,160	$94,018

Total Non-Control/Non-Affiliate Investments (represented 85.5% of total investments at fair value)				$290,669	$255,906

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of	Line of Credit, $15 available (6.4%, Due 10/2011) (F) (G) (H)	$1,330	$1,330	$—
	imaging products	Common Stock (100 shares) (F) (G)		424	—

Defiance Integrated Technologies,	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	7,585	7,585	7,585
Inc.		Common Stock (15,500 shares) (F) (G)		1	4,489

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (D) (G) (H)	10,000	10,000	2,500
		Senior Subordinated Term Debt (13.0%, Due 10/2012) (D) (G) (H)	2,000	2,000	500
		Senior Subordinated Term Debt (13.0%, Due Upon Demand)(D) (G)(H)	1,909	1,908	478
		Common Stock (100 shares) (F) (G)		317	—

LocalTel, LLC	Service-yellow pages publishing	Line of credit, $77 available (10.0%, Due 12/2011) (F) (G) (H)	1,773	1,773	752
		Line of Credit, $1,830 available (4.7%, Due 6/2012) (F) (G) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (F) (G) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2012) (F) (G) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2012) (C) (F) (G) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,260	16,727
	stainless steel	Common Stock (501 shares) (F) (G)		138	—

Sunshine Media Holdings(I)	Service-publisher regional B2B trade	Line of credit, $100 available (10.5%, Due 5/2016) (D)	1,900	1,900	665
	magazines	Senior Term Debt (10.5%, Due 5/2016) (D)	16,948	16,948	5,932
		Senior Term Debt (5.0%, Due 5/2016) (C) (D)	10,700	10,700	3,745
		Junior Preferred Equity (1013.5 shares) (F) (G)		740	—
		Common Stock (933.5 shares) (F) (G)		375	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (F) (G) (H)	269	269	—
		Line of credit, $0 available (6.0%, Due 12/2010) (F) (G) (H)	450	450	—
		Common Stock (100 shares) (F) (G)		2,470	—

Total Control Investments (represented 14.5% of total investments at fair value)				$84,521	$43,373

Total Investments				$375,190	$299,279

(A)	Certain of the securities listed in the above chart are issued by affiliate(s) of the indicated portfolio company.

(B)	Percentage represents interest rates in effect at June 30, 2011, and due date represents the contractual maturity date.

(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(E)	Security valued based on the indicative bid price on or near June 30, 2011, offered by the respective syndication agent’s trading desk or secondary desk.

(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. Gladstone Capital Corporation (the “Company”) also considered discounted cash flow methodologies.

(G)	Security is non-income producing.

(H)	Debt security is on non-accrual status.

(I)	During the quarter ended March 31, 2011, the Company purchased a controlling interest in common stock from existing shareholders of Sunshine Media Holdings. This purchase resulted in the Company reclassifying the investment from Non-Control/Non-Affiliate to Control.

(J)	Subsequent to June 30, 2011, PROFITSystems Acquisition Co.’s debt securities were extended to July 2014.

(K)	Subsequent to June 30, 2011, the Company purchased a controlling interest in the equity securities of Viapack, Inc.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 12/2011) (E)	$963	$963	$809

Allison Publications, LLC	Service-publisher of consumer oriented	Senior Term Debt (10.5%, Due 9/2012) (E)	9,064	9,094	8,543
	magazines	Senior Term Debt (13.0%, Due 12/2010) (E)	65	65	64

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (E)	7,465	7,465	6,644

Chinese Yellow Pages Company	Service-publisher of Chinese language	Line of Credit, $250 available (7.3%, Due 11/2010) (E)	450	450	428
	directories	Senior Term Debt (7.3%, Due 11/2010) (E)	333	333	317

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (E)	5,972	5,972	5,868

FedCap Partners, LLC	Private equity fund	Class A Membership Units (H)	400	400	400
		Uncalled Capital Commitment ($1,600)

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (33,000 shares) (G)(H)		37	284

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced	Senior Term Debt (11.5%, Due 12/2012) (E)	6,111	6,111	6,004
	concrete	Senior Subordinated Term Debt (14.0%, Due 12/2012) (C) (E)	6,632	6,632	6,450

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (C) (E)	3,560	3,560	2,937

Heartland Communications Group	Service-radio station operator	Line of Credit, $100 available (8.5%, Due 3/2013)	—	—	—
		Line of Credit, $100 available (8.5%, Due 3/2013)	—	—	—
		Senior Term Debt (8.5%, Due 3/2013) (E)	4,342	4,301	2,519
		Common Stock Warrants (8.75%) (G) (H)		66	—

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (E)	2,400	2,400	2,382

International Junior Golf Training	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2011) (E)	—	—	—
Acquisition Company		Senior Term Debt (8.5%, Due 5/2012) (E)	1,557	1,557	1,537
		Senior Term Debt (10.5%, Due 5/2012) (C) (E)	2,500	2,500	2,456

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $39 available (12.3%, Due 7/2010) (E) (J) (P)	161	161	16
		Senior Term Debt (12.3%, Due 7/2010) (E) (J) (P)	1,921	1,921	192

Legend Communications of Wyoming LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (E)	9,880	9,880	6,422

Newhall Holdings, Inc.	Service-distributor of personal care	Line of Credit, $0 available (5.0%, Due 12/2012) (E)	1,350	1,350	1,269
	products and supplements	Senior Term Debt (5) (5.0%, Due 12/2012) (E)	3,870	3,870	3,638
		Senior Term Debt (5.0%, Due 12/2012) (C) (E)	4,648	4,648	4,323
		Preferred Equity (1,000,000 shares) (G) (H)		—	—
		Common Stock (688,500 shares) (G) (H)		—	—

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (E)	6,301	6,301	5,765

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (E)	135	117	102

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $350 available (12.0%, Due 10/2010) (E) (L)	150	150	150
		Senior Term Debt (10.5%, Due 12/2011) (E)	1,950	1,950	1,945
		Senior Term Debt (10.5%, Due 12/2011) (C) (E)	7,500	7,500	7,481

Precision Acquisition Group Holdings,.	Manufacturing-consumable	Equipment Note (13.0%, Due 10/2010) (E) (M)	1,000	1,000	950
Inc	components for the Aluminum industry	Senior Term Debt (13.0%, Due 10/2010) (E) (M)	4,125	4,125	3,919
		Senior Term Debt (13.0%, Due 10/2010) (C) (E) (M)	4,053	4,053	3,850

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
PROFITSystems Acquisition Co.	Service-design and develop ERP	Line of Credit, $350 available (4.5%, Due 7/2011)	$—	$—	$—
	software	Senior Term Debt (8.5%, Due 7/2011) (E)	1,000	1,000	940
		Senior Term Debt (10.5%, Due 7/2011) (C) (E)	2,900	2,900	2,697

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2011) (C) (E)	1,938	1,937	1,918
		Senior Term Debt (11.5%, Due 1/2011) (D) (E)	3,060	3,060	3,029

Reliable Biopharmaceutical Holdings,	Manufacturing-pharmaceutical and	Line of Credit, $3,800 available (9.0%, Due 10/2010) (E) (N)	1,200	1,200	1,188
Inc.	biochemical intermediates	Mortgage Note (9.5%, Due 10/2014) (E)	7,256	7,255	7,201
		Senior Term Debt (9.0%, Due 10/2012) (E)	1,080	1,080	1,069
		Senior Term Debt (11.0%, Due 10/2012) (C) (E)	11,693	11,693	11,386
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (E)	6,000	6,000	5,730
		Common Stock Warrants (764 shares) (G) (H)		209	—

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (E)	8,947	8,947	8,935

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (10.0%, Due 10/2012) (E) (J) (P)	1,165	450	140
		Senior Term Debt (10.0%, Due 10/2012) (E) (J) (P)	2,931	2,931	352

Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (E)	6,375	6,391	5,100

Sunshine Media Holdings	Service-publisher regional B2B trade	Line of credit, $401 available (10.5%, Due 2/2011) (E)	1,599	1,599	1,499
	magazines	Senior Term Debt (10.5%, Due 5/2012) (E)	16,948	16,948	15,889
		Senior Term Debt (13.3%, Due 5/2012) (C) (E)	10,700	10,700	9,898

Thibaut Acquisition Co.	Service-design and distribute wall	Line of Credit, $0 available (9.0%, Due 1/2011) (E)	1,000	1,000	970
	covering	Senior Term Debt (8.5%, Due 1/2011) (E)	1,075	1,075	1,043
		Senior Term Debt (12.0%, Due 1/2011) (C) (E)	3,000	3,000	2,888

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (E)	675	675	672
		Senior Term Debt (13.0%, Due 3/2011) (C) (E)	4,005	4,005	3,990

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (E)	12,000	12,000	11,820
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (E)	8,000	8,000	7,800

Winchester Electronics	Manufacturing-high bandwidth	Senior Term Debt (5.3%, Due 5/2012) (E)	1,250	1,250	1,244
	connectors and cables	Senior Term Debt (6.0%, Due 5/2013) (E)	1,686	1,686	1,661
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (E)	9,875	9,875	9,603

Subtotal – Non-syndicated loans				$225,798	$206,326

Syndicated Loans:

Airvana Network Solutions, Inc	Service-telecommunications	Senior Term Debt (11.0%, Due 8/2014) (F)	9,056	8,858	8,942

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.9%, Due 1/2012) (F)	7,141	7,159	6,427

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile	Senior Term Debt (8.0%, Due 2/2013) (F)	1,881	1,881	1,655
	products	Senior Preferred Equity (333.3 shares) (G) (H)		333	379
		Junior Preferred Equity (111.1 shares) (G) (H)		111	8
		Common Stock (1,873.95 shares) (G) (H)		—	—

Subtotal — Syndicated loans				$18,342	$17,411

Total Non-Control/Non-Affiliate Investments (represented 87% of total investments at fair value)				$244,140	$223,737

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $302 available (6.5%, Due 10/2010) (G) (J) (K) (P)	$1,319	$1,319	$—
		Common Stock (100 shares) (G) (H)		424	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (E)	8,325	8,325	8,325
		Common Stock (15,500 shares) (G) (H)		1	1,543
		Guaranty ($250)

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (E) (I) (J) (P)	10,000	10,000	5,000
		Senior Subordinated Term Debt (13.0%, Due 12/2010) (E) (I) (J) (P)	2,000	2,000	1,000
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (E)(I)(J)(P)	1,794	1,794	897
		Common Stock (100 shares) (G) (H)		1	—

LocalTel, LLC	Service-yellow pages publishing	Line of credit, $152 available (10.0%, Due 12/2010) (G) (J) (P)	1,698	1,698	1,063
		Line of Credit, $1,830 available (4.8%, Due 6/2011) (G) (J) (P)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (G) (J) (P)	325	325	—
		Senior Term Debt (8.5%, Due 6/2011) (G) (J) (P)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2011) (C) (G) (J) (P)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (G) (H)		—	—

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and	Senior Subordinated Term Debt (12.0%, Due 7/2013) (E)	18,281	18,254	15,539
	stainless steel	Common Stock (501 shares) (G) (H)		138	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (G) (J) (P)	269	269	5
		Line of credit, $0 available (6.0%, Due 12/2010) (G) (J) (P)	450	450	—
		Common Stock (100 shares) (G) (H)		2,470	—

Total Control Investments (represented 13% of total investments at fair value)				$54,076	$33,372

Total Investments (O)				$298,216	$257,109

(A)	Certain of the securities listed in the chart above are issued by affiliate(s) of the indicated portfolio company.

(B)	Percentage represents interest rates in effect at September 30, 2010, and due date represents the contractual maturity date.

(C)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(D)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt, however, the debt is also junior to another LOT.

(E)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(F)	Security valued based on the indicative bid price on or near September 30, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(G)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(H)	Security is non-income producing.

(I)	Lindmark’s loan agreement was amended in March 2009 to provide that any unpaid current interest accrues as a success fee. The success fee is not recorded until paid (see Note 2, “Summary of Significant Accounting Policies — Interest Income Recognition”).

(J)	BERTL, KMBQ, Lindmark, LocalTel, SCI Cable and U.S. Healthcare are currently past due on interest payments and are on non-accrual.

(K)	BERTL’s interest includes paid in kind interest. Please refer to Note 2 “Summary of Significant Accounting Policies.” Subsequent to September 30, 2010, BERTL’s line of credit maturity date was extended to October 2011.

(L)	Subsequent to September 30, 2010, Pinnacle’s line of credit maturity date was extended to January 2011.

(M)	Subsequent to September 30, 2010, Precision’s equipment note and senior term loan maturity dates were extended to November 2010.

(N)	Subsequent to September 30, 2010, Reliable’s line of credit limit was reduced to $3,500, the interest rate floor was increased to 10.0% and the maturity date was extended to January 2011.

(O)	Aggregate gross unrealized depreciation for federal income tax purposes is $1,919; aggregate gross unrealized appreciation for federal income tax purposes is $43,023. Net unrealized depreciation is $41,104 based on a tax cost of $298,186.

(P)	Debt security is on non-accrual status.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)
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
Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of the Company, was established on November 21, 2006 for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial (previously known as Gladstone SSBIC Corporation) acquired this license in February 2007. The license enables the Company, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies.
The financial statements of all of the aforementioned subsidiaries are consolidated with those of the Company.
The Company is externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of the Company.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2010.
The fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements but does not include all disclosures required by GAAP.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the period ended June 30, 2011 with no effect to net increase in net assets resulting from operations.

Investment Valuation Policy
The Company carries its investments at fair value to the extent that market quotations are readily available and reliable, and otherwise at fair value, as determined in good faith by the Company’s board of directors (the “Board of Directors”). In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by the Board of Directors, and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of the Company’s investment portfolio.
The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value the Company’s investments. When these specific third-party appraisals are sought, the Company uses estimates of value delineated in such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value the investment the Company has in that business.
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
In the event these limited markets become illiquid to a degree that market prices are no longer readily available, the Company will value its syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, or higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of June 30, 2011, the Company assessed trading activity in its syndicated assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus either firm bid prices, or IBPs, were used to fair value the Company’s syndicated assets as of June 30, 2011.
Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) portfolio investments comprised of non-publicly-traded non-control equity securities of other funds.

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.
(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors:
•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.
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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Company values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund.
Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Furthermore, such differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

Refer to Note 3 below for additional information regarding fair value measurements and the Company’s adoption of ASC 820.
Investment Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2011, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $30.7 million, or 8.2% of the cost basis of all investments in the Company’s portfolio. As of September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all investments in the Company’s portfolio.
As of June 30, 2011, the Company had loans in its portfolio which contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $4 and $12 for the three and nine months ended June 30, 2011, respectively, as compared to $4 and $62 for the three and nine months ended June 30, 2010, respectively.
The Company also transfers past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. The Company transferred past due interest to the principal balance of $0 and $0.2 million for the three and nine months ended June 30, 2011, respectively, as compared to $0.8 million and $1.2 million for the three and nine months ended June 30, 2010, respectively.
As of June 30, 2011, the Company had 25 original issue discount (“OID”) loans, primarily from the syndicated loans in its portfolio. The Company recorded OID income of $64 and $117 for the three and nine months ended June 30, 2011, respectively, as compared to $8 and $10 for the three and nine months ended June 30, 2010, respectively.
The Company records success fees upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. The Company recorded $0.6 million of success fees during the nine months ended June 30, 2011, which resulted from the exits of Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc. During the nine months ended June 30, 2010, the Company received $1.7 million in success fees from the exits of ActivStyle Acquisition Co., Saunders & Associates, Visual Edge Technology, Inc., Tulsa Welding School and the prepayment of success fees from Doe & Ingalls Management LLC and Northern Contours, Inc.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact that the adoption of ASU 2011-04 may have on the Company’s financial position and results of operations.
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
As of June 30, 2011 and September 30, 2010, all of the Company’s investments were valued using Level 3 inputs.
The following table presents the financial assets carried at fair value as of June 30, 2011 and September 30, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the applicable three levels of hierarchy established by ASC 820:

	Level 3 Investments
	Total Fair Value Reported in Condensed
	Consolidated Statements of Assets and Liabilities
	June 30, 2011	September 30, 2010
Non-Control/Non-Affiliate Investments
Senior term debt	$185,603	$163,203
Senior subordinated term debt	68,018	59,463
Preferred equity	551	387
Common equity/equivalents	1,734	684

Total Non-Control/Non-Affiliate investments at fair value	255,906	223,737

Control Investments
Senior term debt	$18,678	$9,393
Senior subordinated term debt	20,205	22,436
Common equity/equivalents	4,490	1,543

Total Control investments at fair value	43,373	33,372

Total investments at fair value	$299,279	$257,109

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the three-month period from March 31, 2011 to June 30, 2011, and for the nine-month period from September 30, 2010 to June 30, 2011, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the tables below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period. The first table is broken out by Control and Non-Control/Non-Affiliate investment classification. The second table is broken out by major security type.
Fair value measurements using unobservable data inputs (Level 3)
Periods ended June 30, 2011:

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended June 30, 2011:
Fair value at March 31, 2011	$208,461	$48,652	$257,113
Net unrealized depreciation(A)	(13,706)	(5,083)	(18,789)
Issuances/Originations(B)	65,845	381	66,226
Settlements/Repayments	(4,694)	(577)	(5,271)

Fair value as of June 30, 2011	$255,906	$43,373	$299,279

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Nine months ended June 30, 2011:
Fair value at September 30, 2010	$223,737	$33,372	$257,109
Net realized gain	163	—	163
Net unrealized depreciation(A)	(22,061)	(13,035)	(35,096)
Reversal of prior period net depreciation on realization(A)	293	—	293
Issuances/Originations(B)	115,970	2,892	118,862
Settlements/Repayments	(39,924)	(1,351)	(41,275)
Sales	(37)	(740)	(777)
Transfer(C)	(22,235)	22,235	—

Fair value as of June 30, 2011	$255,906	$43,373	$299,279

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Three months ended June 30, 2011:
Fair value at March 31, 2011	$173,602	$76,599	$537	$6,375	$257,113
Net unrealized (depreciation) appreciation(A)	(16,849)	(1,053)	14	(901)	(18,789)
Issuances/Originations(B)	52,691	12,785	—	750	66,226
Settlements/Repayments	(5,163)	(108)	—	—	(5,271)

Fair value as of June 30, 2011	$204,281	$88,223	$551	$6,224	$299,279

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Nine months ended June 30, 2011:
Fair value at September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109
Net realized gain (loss)	177	(14)	—	—	163
Net unrealized (depreciation) appreciation(A)	(34,067)	(2,892)	(210)	2,073	(35,096)
Reversal of prior period net (appreciation) depreciation on realization(A)	(191)	731	—	(247)	293
Issuances/Originations(B)	99,633	15,907	375	2,947	118,862
Settlements/Repayments	(33,867)	(7,408)	—	—	(41,275)
Sales	—	—	—	(777)	(777)

Fair value as of June 30, 2011	$204,281	$88,223	$551	$6,224	$299,279

Periods ended June 30, 2010:

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Three months ended June 30, 2010:
Fair value at March 31, 2010	$256,227	$35,524	$291,751
Net realized loss(B)	—	(2,865)	(2,865)
Net unrealized depreciation(A)	(48)	(4,373)	(4,421)
Reversal of prior period net depreciation on realization(A)	—	2,865	2,865
Issuances/Originations(B)	1,185	(67)	1,118
Settlements/Repayments	(18,482)	—	(18,482)

Fair value as of June 30, 2010	$238,882	$31,084	$269,966

	Non-Control/
	Non-Affiliate	Control
	Investments	Investments	Total
Nine months ended June 30, 2010:
Fair value at September 30, 2009	$286,997	$33,972	$320,969
Net realized loss(B)	(28)	(2,865)	(2,893)
Net unrealized appreciation (depreciation)(A)	3,162	(5,939)	(2,777)
Reversal of prior period net depreciation on realization(A)	3,437	2,865	6,302
Issuances/Originations(B)	5,384	3,051	8,435
Settlements/Repayments	(56,951)	—	(56,951)
Sales	(3,119)	—	(3,119)

Fair value as of June 30, 2010	$238,882	$31,084	$269,966

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Three months ended June 30, 2010:
Fair value at March 31, 2010	$188,348	$102,752	$—	$651	$291,751
Net realized loss	(1,280)	—	(1,584)	(1)	(2,865)
Net unrealized appreciation (depreciation)(A)	(1,575)	(2,898)	235	(183)	(4,421)
Reversal of prior period net depreciation on realization(A)	1,280	—	1,584	1	2,865
Issuances/Originations(B)	793	(141)	—	466	1,118
Settlements/Repayments	(4,528)	(13,954)	—	—	(18,482)

Fair value as of June 30, 2010	$183,038	$85,759	$235	$934	$269,966

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Nine months ended June 30, 2010:
Fair value at September 30, 2009	$212,290	105,794	$—	$2,885	$320,969
Net realized (loss) gain	(2,105)	(570)	(1,584)	1,366	(2,893)
Net unrealized (depreciation) appreciation(A)	(364)	(678)	235	(1,970)	(2,777)
Reversal of prior period net depreciation (appreciation) on realization(A)	3,344	1,620	1,584	(246)	6,302
Issuances/Originations(B)	6,866	1,103	—	466	8,435
Settlements/Repayments	(36,068)	(19,316)	—	(1,567)	(56,951)
Sales	(925)	(2,194)	—	—	(3,119)

Fair value as of June 30, 2010	$183,038	85,759	$235	$934	$269,966

(A)	Included in unrealized appreciation (depreciation) on investments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010.

(B)	Includes PIK, amortization of OID and other cost basis adjustments.

(C)	Transfer represents the fair value of Sunshine Media Holdings as of December 31, 2010, which was reclassified from a Non-Control/Non-Affiliate investment to a Control investment during the three months ended March 31, 2011.
Non-Control/Non-Affiliate Investments
As of June 30, 2011 and September 30, 2010, the Company held Non-Control/Non-Affiliate investments in the aggregate of approximately $255.9 million and $223.7 million, at fair value, respectively. During the three months ended June 30, 2011, the Company added 14 new Non-Control/Non-Affiliate investments, with an aggregate fair value of $55.9 million as of June 30, 2011, and exited one Non-Control/Non-Affiliate investment, for which the Company received a payment of $0.2 million. During the nine months ended June 30, 2011, the Company added 25 new Non-Control/Non-Affiliate investments, with an aggregate fair value of $98.0 million as of June 30, 2011, exited six Non-Control/Non-Affiliate investments, for which the Company received aggregate payments of $26.8 million, sold one Non-Control/Non-Affiliate investment and partially sold one Control investment for aggregate net proceeds of $0.8 million. As of June 30, 2011, the Company had a total of 50 Non-Control/Non-Affiliate investments, 23 of which were syndicated loans.
Control Investments
As of June 30, 2011 and September 30, 2010, the Company held seven and six Control investments in the aggregate of approximately $43.4 million and $33.4 million, at fair value, respectively. During the three months ended June 30, 2011 two Control investments made draws, totaling $0.4 million, on their respective lines of credit. During the nine months ended June 30, 2011, four Control investments made draws, totaling $0.7 million, on their respective lines of credit. The Company did not exit any Control investments during the nine months ended June 30, 2011.

Investment Concentrations
As of June 30, 2011, the Company had investments in 57 portfolio companies. Approximately 68.3% of the aggregate fair value of the Company’s investment portfolio at June 30, 2011 was comprised of senior term debt, 29.5% was comprised of senior subordinated term debt and 2.2% was comprised of equity securities. The following table outlines the Company’s investments by security type at June 30, 2011 and September 30, 2010:

	June 30, 2011		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$265,986	$204,281	$200,041	$172,596
Senior subordinated term debt	102,470	88,223	93,987	81,899
Preferred equity	820	551	444	387
Common equity/equivalents	5,914	6,224	3,744	2,227

Total investments	$375,190	$299,279	$298,216	$257,109

Investments at fair value consisted of the following industry classifications at June 30, 2011 and September 30, 2010:

	June 30, 2011		September 30, 2010
		Percentage		Percentage
		of Total		of Total
Industry Classification	Fair Value	Investments	Fair Value	Investments
Electronics	$46,925	15.7%	$25,080	9.8%
Healthcare, education & childcare	34,789	11.5	41,098	16.0
Mining, steel, iron & non-precious metals	33,370	11.2	24,343	9.5
Broadcast (TV & radio)	31,245	10.4	44,562	17.3
Automobile	21,850	7.3	9,868	3.8
Printing & publishing	19,645	6.6	37,705	14.7
Retail stores	19,440	6.5	19,620	7.6
Buildings & real estate	10,763	3.6	12,454	4.8
Textiles & leather	9,838	3.3	—	—
Home & office furnishings	9,790	3.3	10,666	4.1
Diversified/conglomerate manufacturing	8,693	2.9	2,042	0.8
Machinery	8,673	2.9	8,719	3.4
Personal, food and miscellaneous services	7,906	2.6	—	—
Personal & non-durable consumer products	7,672	2.6	9,230	3.6
Beverage, food & tobacco	7,350	2.5	—	—
Leisure, amusement, movies & entertainment	6,953	2.3	3,994	1.6
Diversified/conglomerate service	4,050	1.4	—	—
Diversified natural resources, precious metals & minerals	3,092	1.0	—	—
Oil & gas	1,970	0.7	—	—
Telecommunications	1,924	0.6	—	—
Aerospace & defense	1,200	0.4	400	0.2
Chemicals, plastics & rubber	1,131	0.4	7,044	2.7
Insurance	1,010	0.3	—	—
Farming & agriculture	—	—	284	0.1

Total investments	$299,279	100.0%	$257,109	100.0%

The investments at fair value were included in the following geographic regions of the United States at June 30, 2011 and September 30, 2010:

	June 30, 2011		September 30, 2010
		Percent of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Midwest	$142,136	47.5%	$109,299	42.5%
West	73,379	24.5	59,684	23.2
South	46,308	15.5	44,704	17.4
Northeast	29,616	9.9	36,995	14.4
U.S. Territory	7,840	2.6	6,427	2.5

Total Investments	$299,279	100.0%	$257,109	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2011:

		Amount
For the remaining three months ending September 30:	2011	$9,246
For the fiscal year ending September 30:	2012	55,833
	2013	131,987
	2014	29,889
	2015	33,154
	2016 and thereafter	110,508

	Total contractual repayments	$370,617
	Investments in equity securities	6,734
	Adjustments to cost basis on debt securities	(2,161)

	Total cost basis of investments held at June 30, 2011:	$375,190

Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of portfolio companies. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30, 2011 and September 30, 2010, the Company had gross receivables from portfolio companies of $0.8 million. The allowance for uncollectible receivables was $0.4 million for June 30, 2011 and $0.3 million for September 30, 2010. In addition, the Company recorded an allowance for uncollectible interest receivable of $36 and $0 as of June 30, 2011 and September 30, 2010, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Loans to Former Employees
The Company has outstanding loans to certain employees of the Adviser, each of whom was a joint employee of the Adviser (or the Company’s previous adviser, Gladstone Capital Advisers, Inc.) and the Company at the time the loans were originally provided. The loans were for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan were posted as collateral. The Company received $2.1 million and $0 of principal repayments during the nine months ended June 30, 2011 and 2010, respectively. The Company recognized interest income from all employee loans of $0.1 million and $0.3 million for the three and nine months ended June 30, 2011, respectively, and $0.1 million and $0.3 million for the three and nine months ended June 30, 2010, respectively.
Investment Advisory and Management Agreement
The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 12, 2011, the Board of Directors approved the renewal of the Advisory Agreement through August 31, 2012.
The following table summarizes the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Average total assets subject to base management fee(A)	$290,200	$295,400	$277,600	$314,533
Multiplied by pro-rata annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Unadjusted base management fee	$1,451	$1,477	$4,164	$4,718
Reduction for loan servicing fees(B)	(814)	(819)	(2,413)	(2,600)

Base management fee(B)	637	658	1,751	2,118
Credit for fees received by Adviser from the portfolio companies	(77)	—	(77)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(117)	(6)	(250)	(19)

Net base management fee	$443	$652	$1,424	$2,099

Incentive fee(B)	1,133	153	3,395	1,601
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(80)	(21)	(101)

Net incentive fee	$1,133	$73	$3,374	$1,500

Credit for fees received by Adviser from the portfolio companies	(77)	—	—	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(117)	(6)	(327)	(19)
Incentive fee credit	—	(80)	(21)	(101)

Credit to base management and incentive fees from Adviser (B)	$(194)	$(86)	$(348)	$(120)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on the Condensed Consolidated Statements of Operations.
Base Management Fee
The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation.
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

The Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the nine months ended June 30, 2011 and 2010.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees and 100% of other fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.
Incentive Fee
The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company will pay the Adviser an income-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:
•	no incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years. No capital gains-based incentive fee has been recorded for the Company from its inception through June 30, 2011, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
Additionally, in accordance with GAAP, the Company did not accrue a capital gains-based incentive fee for the three months ended June 30, 2011. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP require the Company to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded for the Company from its inception through June 30, 2011.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, the Board of Directors approved the renewal of the Administration Agreement through August 31, 2012.
Related Party Fees Due
Amounts due to related parties on the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30, 2011	As of September 30, 2010
Base management fee due to Adviser	$444	$319
Incentive fee due to Adviser	1,133	158
Loan servicing fee due to Adviser	214	196

Total fees due to Adviser	1,791	673

Administration fee due to Administrator	174	267

Total related party fees due	$1,965	$940

NOTE 5. BORROWINGS
Credit Facility
On March 15, 2010, the Company, through Business Loan, entered into a fourth amended and restated credit agreement which provides for a $127.0 million revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”). Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility. On November 22, 2010 (the “Amendment Date”), the Company amended its Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at LIBOR subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of the Amendment Date, advances under the Credit Facility bear interest at LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, the Company is no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. During the quarter ended December 31, 2010, the Company reversed the projected annual minimum earnings shortfall fee of $0.6 million that had been accrued as of September 30, 2010. The Company paid a $0.7 million fee in connection with the amendment.
As of June 30, 2011, there was a cost basis of approximately $92.2 million of borrowings outstanding under the Credit Facility at an average interest rate of 5.25%. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Loan. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, the Company will be required to use all principal collections from its loans to pay outstanding principal on the Credit Facility.
The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of June 30, 2011, Business Loan had 41 obligors and the Company was in compliance with all of the facility covenants.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with its application of ASC 820 to its investments. The Company estimates the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The following tables present the Credit Facility carried at fair value as of June 30, 2011 and September 30, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for level three of the hierarchy established by ASC 820 and a roll-forward in the changes in fair value during the three-month period from March 31, 2011 to June 30, 2011 and the nine-month period from September 30, 2010 to June 30, 2011, for the Credit Facility for which the Company determines fair value using unobservable (Level 3) factors:

	Borrowings under Credit Facility
				Total Fair Value
				Reported in Condensed
				Consolidated Statements of
	Level 1	Level 2	Level 3	Assets and Liabilities
June 30, 2011	$—	$—	$92,700	$92,700
September 30, 2010	$—	$—	$17,940	$17,940
Fair value measurements using unobservable data inputs (Level 3)

	Three Months Ended June 30,
	2011	2010
Fair value as of March 31, 2011 and 2010, respectively	$33,646	$53,000
Unrealized appreciation(A)	54	1,756
Borrowings	59,000	2,900
Repayments	—	(27,000)

Fair value as of June 30, 2011 and 2010, respectively	$92,700	$30,656

	Nine Months Ended June 30,
	2011	2010
Fair value as of September 30, 2010 and 2009, respectively	$17,940	$83,350
Unrealized (depreciation) appreciation(A)	(640)	1,406
Borrowings	109,800	8,400
Repayments	(34,400)	(62,500)

Fair value as of June 30, 2011 and 2010, respectively	$92,700	$30,656

(A)	Included in net unrealized depreciation (appreciation) on borrowings on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010.
The fair value of the collateral under the Credit Facility was approximately $261.0 million and $212.6 million at June 30, 2011 and September 30, 2010, respectively.
NOTE 6. COMMON STOCK
Registration Statement
On October 20, 2009, the Company filed a registration statement on Form N-2 (File No. 333-162592) that was declared effective by the SEC on January 28, 2010, and the Company filed a fourth post-effective amendment to such registration statement on July 13, 2011, which was declared effective by the SEC on July 15, 2011. Such registration statement permits the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.
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
Employee Notes
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

					Outstanding
	Number of	Strike Price of	Amount of		Balance of		Interest
Issue	Options	Options	Promissory Note		Employee Loans	Maturity	Rate
Date	Exercised	Exercised	Issued to Employees		at 6/30/11	Date	on Note
Aug-01	393,334	15.00	$5,900	(A)	$3,799	Aug-10	4.90	%(B)
Aug-01	18,334	15.00	275	(A)	251	Aug-10	4.90	(B)
Aug-01	18,334	15.00	275		275	Aug-11	4.90
Sep-04	13,332	15.00	200		198	Sep-13	5.00
Jul-06	13,332	15.00	200		200	Jul-15	8.26
Jul-06	18,334	15.00	275		275	Jul-15	8.26

	475,000		$7,125		$4,998

(A)	On September 7, 2010, the Company entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, the Company’s Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of the Company on August 23, 2001, in the principal amounts of $5.9 million and $0.3 million, respectively (collectively, the “Notes”). Mr. and Ms. Gladstone executed the Notes in payment of the exercise price of certain stock options (the “Options”) to acquire shares of the Company’s common stock. Concurrently with the execution of the Notes, the Company and Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to the Company a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of the Company’s common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, the Company will automatically accept and retire the Pledged

Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to the Company under the Notes at such time, if ever, that the trading price of the Company’s common stock reaches $15 per share. In entering into the Redemption Agreements, the Company reserved all of its existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011 and June 27, 2011, Mr. Gladstone paid down in the aggregate $2.1 million of the principal balance of his Note, leaving a principal balance of $3.8 million outstanding. In connection with these payments, the Company released its first priority security interest on 140,000 shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 253,334 shares in Pledged Collateral from Mr. Gladstone.

(B)	An event of default was triggered under the Note by virtue of the employees’ failure to repay the amounts outstanding within five business days of August 23, 2010. As such, the Company charged a default rate of 2% per annum under the Note for periods following default.
In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of the accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2011, the Company determined that these notes were still recourse.
NOTE 7. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE
The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(14,310)	$(1,748)	$(20,560)	$12,557
Denominator for basic and diluted weighted average shares	21,039,242	21,039,242	21,039,242	21,067,465

Basic and diluted net (decrease) increase in net assets resulting from operations per share	$(0.68)	$(0.08)	$(0.98)	$0.60

NOTE 8. DISTRIBUTIONS
The Board of Directors declared the following monthly distributions to stockholders for the nine months ended June 30, 2011 and 2010:

				Distribution
Fiscal Year	Declaration Date	Record Date	Payment Date	per Share
2011	October 5, 2010	October 21, 2010	October 29, 2010	$0.07
	October 5, 2010	November 19, 2010	November 30, 2010	0.07
	October 5, 2010	December 23, 2010	December 31, 2010	0.07
	January 11, 2011	January 21, 2011	January 31, 2011	0.07
	January 11, 2011	February 21, 2011	February 28, 2011	0.07
	January 11, 2011	March 21, 2011	March 31, 2011	0.07
	April 12, 2011	April 22, 2011	April 29, 2011	0.07
	April 12, 2011	May 20, 2011	May 31, 2011	0.07
	April 12, 2011	June 20, 2011	June 30, 2011	0.07

		Nine Months Ended June 30, 2011:		$0.63

2010	October 6, 2009	October 22, 2009	October 30, 2009	$0.07
	October 6, 2009	November 19, 2009	November 30, 2009	0.07
	October 6, 2009	December 22, 2009	December 31, 2009	0.07
	January 12, 2010	January 21, 2010	January 29, 2010	0.07
	January 12, 2010	February 18, 2010	February 26, 2010	0.07
	January 12, 2010	March 23, 2010	March 31, 2010	0.07
	April 7, 2010	April 22, 2010	April 30, 2010	0.07
	April 7, 2010	May 20, 2010	May 28, 2010	0.07
	April 7, 2010	June 22, 2010	June 30, 2010	0.07

		Nine Months Ended June 30, 2010:		$0.63

Aggregate distributions declared and paid for the nine months ended June 30, 2011 and 2010 were each approximately $13.3 million, which were declared based on estimates of net investment income for the respective fiscal years. Distributions declared for the fiscal year ended September 30, 2010 were comprised of 95.6% from ordinary income and 4.4% from a return of capital. The characterization of the distributions declared and paid for the fiscal year ending September 30, 2011 will be determined at year end and cannot be determined at this time.

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
NOTE 9. COMMITMENTS AND CONTINGENCIES
At June 30, 2011, the Company was not party to any signed commitments for potential investments. However, the Company has certain lines of credit and capital commitments with its portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates and the Company expects many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements. The Company estimated the fair value of these unused and uncalled commitments as of June 30, 2011 and September 30, 2010 to be nominal.
In July 2009, the Company executed a guaranty (the “Guaranty”) of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc. (“Defiance”), one of its Control investments. Pursuant to the Guaranty, if Defiance had a payment default, the Guaranty was callable once the bank had reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The Guaranty was limited to $0.3 million plus interest on that amount accrued from the date demand payment was made under the Guaranty, and all costs incurred by the bank in its collection efforts. On March 1, 2011, the Company and Comerica Bank terminated the Guaranty.
NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Per Share Data(A)
Net asset value at beginning of period	$11.18	$12.10	$11.85	$11.81

Income from investment operations:
Net investment income(B)	0.22	0.21	0.65	0.63
Net realized gain on investments(B)	—	(0.14)	—	(0.14)
Net unrealized (depreciation) appreciation on investments(B)	(0.90)	(0.07)	(1.66)	0.17
Net unrealized (appreciation) depreciation on borrowings(B)	—	(0.08)	0.03	(0.07)

Total from investment operations	(0.68)	(0.08)	(0.98)	0.59

Distributions to stockholders(C)	(0.21)	(0.21)	(0.63)	(0.63)
Conversion of former employee stock option loans from recourse to non-recourse	—	—	—	(0.02)
Reclassification of principal on employee note	—	—	—	0.02
Repayment of principal on employee note	0.05	—	0.10	—
Anti-dilutive effect from retirement of employee loan shares	—	—	—	0.04

Net asset value at end of period	$10.34	$11.81	$10.34	$11.81

Per share market value at beginning of period	$11.31	$11.80	$11.27	$8.93
Per share market value at end of period	9.24	10.81	9.24	10.81
Total return(D)(E)	(16.66)%	(6.74)%	(13.24)%	29.42%
Shares outstanding at end of period	21,039,242	21,039,242	21,039,242	21,039,242

Statement of Assets and Liabilities Data:
Net assets at end of period	$217,536	$248,429	$217,536	$248,429
Average net assets(F)	228,291	251,463	242,754	250,483

Senior Securities Data:
Total borrowings at fair value	92,700	30,656	92,700	30,656
Asset coverage ratio(G)(H)	336%	893%	336%	893%
Asset coverage per unit(H)	$3,358	$8,931	$3,358	$8,931

Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(I)	8.13%	5.77%	6.66%	7.65%
Ratio of net expenses to average net assets-annualized(J)	7.79	5.63	6.47	7.59
Ratio of net investment income to average net assets-annualized	7.94	7.04	7.47	7.10

(A)	Based on actual shares outstanding at the end of the corresponding period.

(B)	Based on weighted average basic per share data.

(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.

(D)	Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of the Company’s dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of the Company’s distributions please refer to Note 8.

(E)	Amounts were not annualized.

(F)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(G)	As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(H)	Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guarantees). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(I)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser to the base management and incentive fees, but includes income tax expense.

(J)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser to the base management and incentive fees, but includes income tax expense.
NOTE 11. SUBSEQUENT EVENTS
Distributions
In July 2011, the Board of Directors declared the following monthly cash distributions to stockholders:

		Distribution
Record Date	Payment Date	per Share
July 22, 2011	July 29, 2011	$0.07
August 19, 2011	August 31, 2011	0.07
September 22, 2011	September 30, 2011	0.07

	Total	$0.21

Investment Activity
Subsequent to June 30, 2011, the Company extended an aggregate amount of approximately $0.4 million in revolver draws and additional investments to existing portfolio companies. Additionally, the Company received scheduled repayments of $1.9 million.

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
Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our credit facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our line of credit. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning, generally, that for every dollar of debt, we must have two dollars of assets.
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. When our stock trades below net asset value (“NAV”) per share, as it has periodically traded for more than two years, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 17, 2011, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. On August 2, 2011, the closing market price of our common stock was $8.86, which price represented a 14% discount to our NAV per share at June 30, 2011.
The unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility. As of June 30, 2011, we were in compliance with all of our credit facility’s covenants.
Despite current market constraints, we believe that our $127.0 million credit facility with a two-year term increases our ability to make new investments consistent with our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and are likely to produce attractive long-term returns for our stockholders. As of June 30, 2011, $92.2 million was drawn on the credit facility.
Investment Highlights
Purchases: During the nine months ended June 30, 2011, we extended $101.1 million of investments to twenty-five new portfolio companies and $17.6 million of investments to existing portfolio companies through revolver draws or the additions of new term notes or equity investments, for total investments of $118.7 million.
Repayments: During the nine months ended June 30, 2011, six borrowers made unscheduled payoffs in the aggregate amount of $26.8 million, and we experienced contractual amortization, revolver repayments and received principal payments ahead of schedule in the aggregate amount of $13.0 million, for total principal repayments of $39.8 million.
Sales: During the nine months ended June 30, 2011, we sold one Non-Control/Non-Affiliate investment and partially sold one of our Control investments for aggregate net proceeds of $0.8 million.
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
We elected to apply ASC 825, “Financial Instruments,” specifically to our Credit Facility, which requires us to apply a fair value methodology to the Credit Facility each reporting period. As of June 30, 2011, the Credit Facility was fair valued at $92.7 million.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,536	$7,475	$1,061	14.2%
Other income	444	494	(50)	(10.1)

Total investment income	8,980	7,969	1,011	12.7

EXPENSES
Loan servicing fee	814	819	(5)	(0.6)
Base management fee	637	658	(21)	(3.2)
Incentive fee	1,133	153	980	640.5
Administration fee	174	186	(12)	(6.5)
Interest expense	958	891	67	7.5
Amortization of deferred financing fees	368	240	128	53.3
Professional fees	360	501	(141)	(28.1)
Other expenses	196	178	18	10.1

Expenses before credit from Adviser	4,640	3,626	1,014	28.0
Credits to fees from Adviser	(194)	(86)	(108)	(125.6)

Total expenses net of credits to fees from Adviser	4,446	3,540	906	25.6

NET INVESTMENT INCOME	4,534	4,429	105	2.4

REALIZED AND UNREALIZED LOSS ON:
Net realized loss on investments	(2)	(2,865)	(2,863)	(99.9)
Net unrealized depreciation on investments	(18,789)	(1,556)	17,233	1,107.5
Net unrealized appreciation on borrowings	(53)	(1,756)	(1,703)	(97.0)

Net loss on investments and borrowings	(18,844)	(6,177)	12,667	205.1

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(14,310)	$(1,748)	$12,562	718.6%

Investment Income
Interest income from our investments in debt securities increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the quarter ended June 30, 2011 was approximately $312.0 million, compared to approximately $279.8 million for the prior year quarter, primarily due to an increase in investment activity subsequent to June 30, 2010. In addition, the annualized weighted average yield on our interest-bearing investment portfolio for the three months ended June 30, 2011 was 10.8%, compared to 10.6% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield on our portfolio for the quarter ended June 30, 2011 resulted primarily from the repayment of loans with lower stated interest rates and the restructuring of certain loans into higher interest rate loans, partially offset by the purchase of syndicated loans, which generally bear lower interest rates than our existing proprietary debt investments. During the three months ended June 30, 2011, six investments were on non-accrual, for an aggregate of approximately $30.7 million at cost, or 8.2% of the aggregate cost of our investment portfolio, and during the prior year period, six investments were on non-accrual, for an aggregate of approximately $29.4 million at cost, or 9.5% of the aggregate cost of our investment portfolio.
Other income decreased for the three months ended June 30, 2011, as compared to the prior year period, primarily due to $0.4 million earned from a prepayment of success fees by Northern Contours, Inc. in the prior year period, partially offset by $0.4 million received in a legal settlement related to a prior portfolio company during the three months ended June 30, 2011.
The following tables list the interest income from investments for our five largest portfolio company investments during the respective periods:

	As of June 30, 2011		Three Months Ended June 30, 2011
Company	Fair Value	% of Portfolio	Interest Income	% of Total Revenues

Reliable Biopharmaceutical Holdings, Inc.	$25,605	8.6%	$757	8.9%
Westlake Hardware, Inc.	19,440	6.5	645	7.6
Midwest Metal Distribution, Inc. (formerly Clinton Holdings, LLC)	16,727	5.6	557	6.5
CMI Acquisition, LLC	14,247	4.8	250	2.9
Winchester Electronics Co.	12,591	4.2	388	4.5

Subtotal—five largest investments	88,610	29.7	2,597	30.4
Other portfolio companies	210,669	70.3	5,837	68.4
Other non-portfolio company revenue	—	—	102	1.2

Total investment portfolio	$299,279	100.0%	$8,536	100.0%

	As of June 30, 2010		Three Months Ended June 30, 2010
Company	Fair Value	% of Portfolio	Interest Income	% of Total Revenues

Sunshine Media Holdings	$26,624	9.9%	$829	11.1%
Reliable Biopharmaceutical Holdings, Inc.	26,521	9.8	733	9.8
Westlake Hardware, Inc.	24,463	9.1	585	7.8
Midwest Metal Distribution, Inc. (formerly Clinton Holdings, LLC)	13,369	5.0	520	7.0
GFRC Holdings LLC	12,624	4.7	388	5.2

Subtotal—five largest investments	103,601	38.5	3,055	40.9
Other portfolio companies	166,365	61.5	4,312	57.7
Other non-portfolio company revenue	—	—	108	1.4

Total investment portfolio	$269,966	100.0%	$7,475	100.0%

Operating Expenses
Operating expenses, net of credits from our Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, increased for the three months ended June 30, 2011, as compared to the prior year period. This increase was primarily due to an increase in the incentive fee paid to our Adviser for the three months ended June 30, 2011.
Interest expense increased for the three months ended June 30, 2011, as compared to the prior year period, primarily due to increased borrowings under the Credit Facility during the three months ended June 30, 2011. The weighted average balance outstanding on the Credit Facility during the quarter ended June 30, 2011 was approximately $63.4 million, as compared to $30.8 million in the prior year period, an increase of 105.8%. On November 22, 2010, we amended the Credit Facility such that advances bear interest at LIBOR, subject to a minimum rate of 1.5%, plus 3.75% per annum (the “Amendment”). For the three months ended June 30, 2010, under our prior credit facility and our pre-amended Credit Facility, advances generally bore interest at LIBOR, subject to a minimum rate of 2.0%, plus 4.0% to 4.5% per annum. In addition to the lower interest rate, the Amendment removed the annual minimum earnings shortfall fee to the committed lenders.
Amortization of deferred financing fees increased for the three months ended June 30, 2011, as compared to the prior year period, due to one-time costs related to the Amendment of our Credit Facility, resulting in increased amortization of deferred financing fees during the quarter ended June 30, 2011 when compared to the quarter ended June 30, 2010.
Professional fees decreased for the three months ended June 30, 2011, as compared to the prior year period, primarily due to legal fees incurred in connection with troubled loans and the provision for uncollectible receivables from portfolio companies during the three months ended June 30, 2010.
The base management fee decreased for the three months ended June 30, 2011, as compared to the prior year period, which is reflective of the average assets subject to the base management fee being lower compared to the prior year period. The incentive fee earned by the Adviser increased during the three months ended June 30, 2011, as compared to the prior year period, primarily due to an increase in interest income. The incentive fee earned during the prior year period was due in part to other income generated from multiple exits. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2011	2010
Average total assets subject to base management fee(1)	$290,200	$295,400
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%

Unadjusted base management fee	$1,451	$1,477
Reduction for loan servicing fees(2)	(814)	(819)

Base management fee(2)	637	658
Credit for fees received by Adviser from the portfolio companies	(77)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(117)	(6)

Net base management fee	$443	$652

Incentive fee(2)	1,133	153
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(80)

Net incentive fee	$1,133	$73

Credit for fees received by Adviser from the portfolio companies	(77)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(117)	(6)
Incentive fee credit	—	(80)

Credit to base management and incentive fees from Adviser (2)	$(194)	$(86)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(2)	Reflected as a line item on the Condensed Consolidated Statementss of Operations.
Net Realized Loss on Investments
There was $2 in net realized losses for the three months ended June 30, 2011, primarily due to realized losses in connection with workout expenditures related to the Sunshine Media Holdings restructure. Net realized loss on investments for the three months ended June 30, 2010 was $2.9 million, which was due to the write-off of Western Directories, Inc.
Net Unrealized Depreciation on Investments
Net unrealized depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended June 30, 2011, we recorded net unrealized depreciation on investments in the aggregate amount of $18.8 million. During the prior year period, we recorded net unrealized depreciation on investments in the aggregate amount of $1.6 million, which included the reversal of $2.9 million in unrealized appreciation. Excluding reversals, we had $4.5 million in net unrealized depreciation for the three months ended June 30, 2010. The net unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2011 was as follows:

Three Months Ended June 30, 2011
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Midwest Metal Distribution, Inc.	Control	$546
Newhall Holdings, Inc.	Non-Control / Non-Affiliate	(8,759)
Viapack, Inc.	Non-Control / Non-Affiliate	(3,348)
Sunshine Media Holdings	Control	(3,120)
Lindmark Acquisition, LLC	Control	(1,391)
Defiance Integrated Technologies, Inc.	Control	(1,026)
Sunburst Media — Louisiana, LLC	Non-Control / Non-Affiliate	(447)
Access Television Network, Inc.	Non-Control / Non-Affiliate	(354)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(252)
Other, net (<$250)		(638)

	Total:	$(18,789)

The largest driver in our net unrealized depreciation for the quarter ended June 30, 2011 was notable depreciation in Newhall

Holdings, Inc., which was primarily due to diminished portfolio company performance.
The net unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2010 was as follows:

Three Months Ended June 30, 2010
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Western Directories, Inc	Non-Control / Non-Affiliate	$2,865 (1)
Midwest Metal Distribution, Inc.	Control	514
Heartland Communications Group	Non-Control / Non-Affiliate	489
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	321
Global Materials Technologies, Inc.	Control	250
Lindmark Acquisition, LLC	Non-Control / Non-Affiliate	(3,534)
LocalTel, LLC	Control	(1,055)
Legend Communications of Wyoming, LLC	Non-Control / Non-Affiliate	(888)
BERTL, Inc.	Non-Control / Non-Affiliate	(307)
Other, net (<$250)		(211)

	Total:	$(1,556)

(1)	Reflects the reversal of $2.9 million in unrealized depreciation in connection with the write-off of the investment.
Over our entire investment portfolio, we recorded an aggregate of approximately $17.9 million and $0.9 million of net unrealized depreciation on our debt and equity positions, respectively, for the quarter ended June 30, 2011. At June 30, 2011, the fair value of our investment portfolio was less than its cost basis by approximately $75.9 million, or 79.8% of cost, as compared to $41.1 million, or 86.2% of cost, at September 30, 2010, representing net unrealized depreciation of $34.8 million for the nine months ended June 30, 2011. We believe that our aggregate investment portfolio was valued at a depreciated value primarily due to reduced performance by certain portfolio companies and the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated such investments in our portfolio. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.
Net Unrealized Appreciation on Borrowings
Net unrealized appreciation on borrowings is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires us to apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using a combination of estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $92.7 million as of June 30, 2011.
Net Decrease in Net Assets Resulting from Operations
For the three months ended June 30, 2011, we realized a net decrease in net assets resulting from operations of $14.3 million as a result of the factors discussed above. For the three months ended June 30, 2010, we realized a net decrease in net assets resulting from operations of $1.7 million. Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the three months ended June 30, 2011 and June 30, 2010 were $0.68 and $0.08, respectively.

Comparison of the Nine Months Ended June 30, 2011 to the Nine Months Ended June 30, 2010

	For the Nine Months Ended June 30,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$23,673	$25,220	$(1,547)	(6.1)%
Other income	1,714	2,367	(653)	(27.6)

Total investment income	25,387	27,587	(2,200)	(8.0)

EXPENSES
Loan servicing fee	2,413	2,600	(187)	(7.2)
Base management fee	1,751	2,118	(367)	(17.3)
Incentive fee	3,395	1,601	1,794	112.1
Administration fee	535	540	(5)	(0.9)
Interest expense	1,316	3,562	(2,246)	(63.1)
Amortization of deferred financing fees	1,032	1,182	(150)	(12.7)
Professional fees	894	1,632	(738)	(45.2)
Other expenses	799	1,142	(343)	(30.0)

Expenses before credit from Adviser	12,135	14,377	(2,242)	(15.6)
Credits to fees from Adviser	(348)	(120)	(228)	(190.0)

Total expenses net of credits to fees from Adviser	11,787	14,257	(2,470)	(17.3)

NET INVESTMENT INCOME	13,600	13,330	270	2.0

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized gain (loss) on investments	3	(2,893)	2,896	NM
Net unrealized (depreciation) appreciation on investments	(34,803)	3,525	(38,328)	NM
Net unrealized appreciation on borrowings	640	(1,405)	2,045	NM

Net loss on investments and borrowings	(34,160)	(773)	(33,387)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(20,560)	$12,557	$(33,117)	NM

NM = Not Meaningful
Investment Income
Interest income from our investments in debt securities decreased for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the nine months ended June 30, 2011 was approximately $277.9 million, compared to approximately $304.2 million for the prior year period, primarily due to increased principal repayments subsequent to June 30, 2010. This decrease in interest income was partially offset by an increase to the annualized weighted average yield on our interest-bearing investment portfolio for the nine months ended June 30, 2011, which was 11.2%, compared to 10.9% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield on our portfolio for the nine months ended June 30, 2011 resulted primarily from the repayment of loans with lower stated interest rates and the restructuring of certain loans into higher interest rate loans, partially offset by the purchase of syndicated loans, which generally bear lower interest rates than our existing proprietary debt investments. During the nine months ended June 30, 2011, six investments were on non-accrual, for an aggregate of approximately $30.7 million at cost, or 8.2% of the aggregate cost of our investment portfolio, and during the prior year period, six investments were on non-accrual, for an aggregate of approximately $29.4 million at cost, or 9.5% of the aggregate cost of our investment portfolio.
Other income decreased for the nine months ended June 30, 2011, as compared to the prior year period, primarily due to success fees earned in the aggregate of $1.7 million from exits in Doe & Ingalls Management LLC, Tulsa Welding School, ActivStyle Acquisition Co., Saunders & Associates, Visual Edge Technology, Inc. and a prepayment by Northern Contours, Inc. of their success fee, and prepayment fees in the aggregate of $0.5 million from ActiveStyle Acquisition Co., ACE Expediters, Inc. and VantaCore during the nine months ended June 30, 2010, partially offset by the receipts in the aggregate of $1.0 million in settlements related, in part, to US Healthcare Communications, Inc. and Badanco Acquisition Corp., and success fees in the aggregate of $0.6 million from our exits in Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc. during the nine months ended June 30, 2011.
The following tables list the interest income from investments for our five largest portfolio company investments during the respective periods:

	As of June 30, 2011		Nine Months Ended June 30, 2011
Company	Fair Value	% of Portfolio	Interest Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,605	8.6%	$2,266	9.6%
Westlake Hardware, Inc.	19,440	6.5	1,934	8.2
Midwest Metal Distribution, Inc. (formerly Clinton Holdings, LLC)	16,727	5.6	1,670	7.0
CMI Acquisition, LLC	14,247	4.8	559	2.4
Winchester Electronics Co.	12,591	4.2	1,169	4.9

Subtotal—five largest investments	88,610	29.7	7,598	32.1
Other portfolio companies	210,669	70.3	15,728	66.4
Other non-portfolio company revenue	—	—	347	1.5

Total investment portfolio	$299,279	100.0%	$23,673	100.0%

	As of June 30, 2010		Nine Months Ended June 30, 2010
Company	Fair Value	% of Portfolio	Interest Income	% of Total Revenues
Sunshine Media Holdings	$26,624	9.9%	$2,498	9.9%
Reliable Biopharmaceutical Holdings, Inc.	26,521	9.8	2,230	8.8
Westlake Hardware, Inc.	24,463	9.1	2,181	8.6
Midwest Metal Distribution, Inc. (formerly Clinton Holdings, LLC)	13,369	5.0	1,556	6.2
GFRC Holdings, LLC	12,624	4.7	1,076	4.3

Subtotal—five largest investments	103,601	38.5	9,541	37.8
Other portfolio companies	166,365	61.5	15,349	60.9
Other non-portfolio company revenue	—	—	330	1.3

Total investment portfolio	$269,966	100.0%	$25,220	100.0%

Operating Expenses
Operating expenses, net of credits from our Adviser for fees earned and voluntary and irrevocable waivers applied to the base management and incentive fees, decreased for the nine months ended June 30, 2011, as compared to the prior year period. This reduction was primarily due to a decrease in interest expense subsequent to June 30, 2010, and the amortization of deferred financing fees incurred in connection with the Credit Facility during the nine months ended June 30, 2010, coupled with a decrease in the base management fee and professional fees, which were partially offset by an increase in the incentive fee during the nine months ended June 30, 2011.
Interest expense decreased for the nine months ended June 30, 2011, as compared to the prior year period, primarily due to decreased borrowings under the Credit Facility in the first six months of the current fiscal year and the reversal of $0.6 million of a minimum earnings shortfall fee during the nine months ended June 30, 2011. The weighted average balance outstanding on the Credit Facility during the nine months ended June 30, 2011, was approximately $32.6 million, as compared to $56.9 million in the prior year period, a decrease of 42.7%. On November 22, 2010, we amended the Credit Facility to provide that advances bear interest at LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum. Under our prior credit facility and our pre-amended Credit Facility, advances generally bore interest at LIBOR subject to a minimum rate of 2.0%, plus 4.5% per annum. In addition to the lower interest rate, the Amendment removed the annual minimum earnings shortfall fee to the committed lenders.
Amortization of deferred financing fees decreased for the nine months ended June 30, 2011, as compared to the prior year period, due to significant one-time costs related to the termination of our prior credit facility and transition to the Credit Facility, resulting in increased amortization of deferred financing fees during the nine months ended June 30, 2010, when compared to the nine months ended June 30, 2011.

Professional fees decreased for the nine months ended June 30, 2011, as compared to the prior year period, primarily due to legal fees incurred in connection with troubled loans during the nine months ended June 30, 2010.
The base management fee decreased for the nine months ended June 30, 2011, as compared to the prior year period, which is reflective of holding less total assets subject to the base management fee, compared to the prior year period. The incentive fee earned by our Adviser increased for the nine months ended June 30, 2011, as compared to the prior year period, primarily due to decreased interest expense, partially offset by a decrease in interest income earned. The incentive fee earned during the prior year period was due in part to other income generated from multiple exits. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2011	2010
Average total assets subject to base management fee(1)	$277,600	$314,533
Multiplied by pro-rated annual base management fee of 2.0%	1.5%	1.5%

Unadjusted base management fee	$4,164	$4,718
Reduction for loan servicing fees(2)	(2,413)	(2,600)

Base management fee(2)	1,751	2,118
Credit for fees received by Adviser from the portfolio companies	(77)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(250)	(19)

Net base management fee	$1,424	$2,099

Incentive fee(2)	3,395	$1,601
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(21)	(101)

Net incentive fee	$3,374	$1,500

Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(250)	(19)
Credit for fees received by Adviser from the portfolio companies	(77)	—
Incentive fee credit	(21)	(101)

Credit to base management and incentive fees from Adviser (2)	$(348)	$(120)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations.
Net Realized Gain (Loss) on Investments
There was $3 in net realized gains for the nine months ended June 30, 2011, primarily due to realized gains from unamortized discounts on exits during the period, partially offset by realized losses in connection with workout expenditures related to the Sunshine Media Holdings restructure. Net realized losses on investments for the nine months ended June 30, 2010 was $2.9 million, which consisted of $4.3 million of losses from the Kinetek Acquisition Corp and Wesco Holdings, Inc. syndicated loan sales, Western Directories, Inc. write-off, and CCS, LLC payoff, offset by a $1.4 million gain from ACE Expediters, Inc. payoff.
Net Unrealized (Depreciation) Appreciation on Investments
Net unrealized (depreciation) appreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the nine months ended June 30, 2011, we recorded net unrealized depreciation on investments in the aggregate amount of $34.8 million. During the prior year period, we recorded net unrealized appreciation on investments in the aggregate amount of $3.5 million, which included the reversal of $6.3 million in unrealized appreciation related to the payoff of Wesco Holdings, Inc., Kinetek Acquisition Corp and Western Directories, Inc. Excluding reversals, we had $2.8 million in net unrealized depreciation for the nine months ended June 30, 2010. The net unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2011 was as follows:

Nine Months Ended June 30, 2011
		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Defiance Integrated Technologies, Inc.	Control	$2,947
Midwest Metal Distribution, Inc.	Control	1,182
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	732
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	352
Sunshine Media Holdings	Control	(18,360)
Newhall Holdings, Inc.	Non-Control / Non-Affiliate	(8,814)
Lindmark Acquisition, LLC	Control	(3,852)
Viapack, Inc.	Non-Control / Non-Affiliate	(3,376)
GFRC Holdings LLC	Non-Control / Non-Affiliate	(1,390)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(785)
Heartland Communications Group	Non-Control / Non-Affiliate	(754)
Access Television Network, Inc.	Non-Control / Non-Affiliate	(659)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(655)
Sunburst Media — Louisiana, LLC	Non-Control / Non-Affiliate	(567)
International Junior Golf Training	Non-Control / Non-Affiliate	(544)
Acquisition Company
LocalTel, LLC	Control	(386)
Other, net (<$250)		126

	Total:	$(34,803)

The largest driver of our net unrealized depreciation for the nine months ended June 30, 2011 was the depreciation in each of Sunshine Media Holdings and Newhall Holdings Inc., primarily due to portfolio company performance and certain comparable multiples, partially offset by appreciation in Defiance Integrated Technologies, Inc., which was as a result of an improvement in portfolio company performance and in certain comparable multiples.
The unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2010 was as follows:

Nine Months Ended June 30, 2010
		Net Unrealized Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Western Directories, Inc.	Control	$2,819 (1)
Visual Edge Technology, Inc.	Non-Control / Non-Affiliate	1,716 (2)
BAS Broadcasting	Non-Control / Non-Affiliate	1,229
Westlake Hardware, Inc.	Non-Control / Non-Affiliate	794
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	674
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	582
Northern Contours, Inc.	Non-Control / Non-Affiliate	562
Kinetek Acquisition Corp.	Non-Control / Non-Affiliate	513
CCS, LLC	Non-Control / Non-Affiliate	505 (3)
Pinnacle Treatment Centers, Inc.	Non-Control / Non-Affiliate	434
Wesco Holdings, Inc.	Non-Control / Non-Affiliate	408
Allison Publications, LLC	Non-Control / Non-Affiliate	388
Gold Toe Investment Corp	Non-Control / Non-Affiliate	280
Lindmark Acquisition, LLC	Control	(3,363)
LocalTel, LLC	Control	(1,412)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(1,283)
Defiance Integrated Technologies, Inc.	Control	(816)
Finn Corporation	Non-Control / Non-Affiliate	(755)
KMBQ Corporation	Non-Control / Non-Affiliate	(609)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(467)
Sunshine Media Holdings	Non-Control / Non-Affiliate	(326)
Other, net (<$250)		1,652

	Total:	$3,525

(1)	Reflects the reversal of $2.9 million in unrealized depreciation in connection with the write-off of the investment.

(2)	Reflects the reversal of $1.7 million in unrealized depreciation in connection with payoff of the line of credit and senior subordinated term loan of Visual Edge Technology, Inc.

(3)	Reflects the reversal of the unrealized depreciation in connection with the $0.3 million realized loss on the sale of CCS, LLC.
Excluding reversals, a general increase in our net unrealized depreciation for the nine months ended June 30, 2010 was experienced by our control investments, partially offset by increased unrealized appreciation in our Non-Control/Non-Affiliate portfolio of debt holdings, based on increases in market comparables and improved portfolio company performance.
Over our entire investment portfolio, we recorded an aggregate net unrealized depreciation of approximately $36.4 million on our debt positions for the nine months ended June 30, 2011, while our equity holdings experienced an aggregate net unrealized appreciation of approximately $1.6 million. At June 30, 2011, the fair value of our investment portfolio was less than its cost basis by approximately $75.9 million, or 79.8% of cost, as compared to $41.1 million, or 86.2%, of cost at September 30, 2010, representing net unrealized depreciation of $34.8 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value primarily due to reduced performance by certain portfolio companies and the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated such investments in our portfolio. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.
Net Unrealized Appreciation on Borrowings
Net unrealized appreciation on borrowings represents the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires us to apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using a combination of estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $92.7 million as of June 30, 2011.
Net (Decrease) Increase in Net Assets Resulting from Operations
For the nine months ended June 30, 2011, we realized a net decrease in net assets resulting from operations of $20.6 million as a result of the factors discussed above. For the nine months ended June 30, 2010, we realized a net increase in net assets resulting from operations of $12.6 million. Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the nine months ended June 30, 2011 and June 30, 2010 were $(0.98) and $0.60, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the nine months ended June 30, 2011 was $63.4 million and consisted primarily of disbursements of $118.6 million in investments, partially offset by principal repayments of $39.9 million and net unrealized depreciation of $34.8 million. Net cash provided by operating activities for the nine months ended June 30, 2010 was $70.0 million and consisted primarily of principal repayments of $56.9 million.
At June 30, 2011, we had investments in equity of, loans to, or syndicated participations in, 57 private companies with an aggregate cost basis of approximately $375.2 million. At September 30, 2010, we had investments in equity of, loans to, or syndicated participations in, 39 private companies with an aggregate cost basis of approximately $298.2 million. The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2011 and 2010:

	Nine Months Ended June 30,
	2011	2010
Beginning investment portfolio at fair value	$257,109	$320,969
New investments	101,053	580
Disbursements to existing portfolio companies	17,593	7,757
Principal repayments	(39,855)	(56,951)
Proceeds from sales	(777)	(3,119)
Increase in investment balance due to PIK	12	62
Increase in investment balance due to transferred interest	204	1,230
Net unrealized depreciation	(34,803)	(2,777)
Reversal of prior period depreciation on realization	—	6,302
Net realized gain (loss)	163	(2,893)
Net change in premiums, discounts and amortization	(1,420)	(479)
Loan impairment / contra-investment	—	(715)

Ending investment portfolio at fair value	$299,279	$269,966

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2011.

		Amount
For the remaining three months ending September 30:	2011	$9,246
For the fiscal year ending September 30:	2012	55,833
	2013	131,987
	2014	29,889
	2015	33,154
	2016 and thereafter	110,508

	Total contractual repayments	$370,617
	Investments in equity securities	6,734
	Adjustments to cost basis on debt securities	(2,161)
	Total cost basis of investments held at June 30, 2011:	$375,190

Financing Activities
Net cash provided by financing activities for the nine months ended June 30, 2011 was $63.5 million and consisted primarily of net borrowings from the Credit Facility of $75.4 million, partially offset by distributions to stockholders of $13.3 million. Net cash used in financing activities for the nine months ended June 30, 2010 was $68.8 million and mainly consisted of net payments on the Credit Facility of $54.1 million, distributions to stockholders of $13.3 million and $1.4 million in financing fees related to the Credit Facility.
Distributions
To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of April, May and June 2011. In July 2011, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August and September 2011. We declared these distributions based on our estimates of net taxable income for the fiscal year.
For the quarter ended June 30, 2011, please refer to “—Section 19(a) Notice” below for estimated tax characterization. For the fiscal year ended September 30, 2010, which includes the three months ended June 30, 2010, our distribution payments were approximately $17.7 million. We declared these distributions based on our estimates of net taxable income for the fiscal year. Our investment pace was slower than expected and, consequently, our net taxable income was lower than our original estimates. Of the distributions declared during fiscal 2010, 4.4% were treated as a return of capital to our stockholders, with the remaining portion being treated as ordinary income.
Section 19(a) Notice
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
Equity
On October 20, 2009, we filed a registration statement on Form N-2 (File No. 333-162592), that was declared effective by the SEC on January 28, 2010, and we filed a fourth post-effective amendment to such registration statement on July 13, 2011, which was declared effective by the SEC on July 15, 2011. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has consistently traded for the last two years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of June 30, 2011, our NAV per share was $10.34 and as of August 2, 2011, our closing market price was $8.86 per share. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a business development company under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.
At our annual meeting of stockholders held on February 17, 2011, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008.
On May 17, 2010, we and our Adviser entered into an Equity Distribution Agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which we may, from time to time, issue and sell through the Agent up to 2.0 million shares (the “Shares”) of our common stock, par value $0.001 per share based upon instructions from us (including, at a minimum, the number of Shares to be offered, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the NASDAQ Global Select Market in accordance with Rule 153 under the Securities Act of 1933, as amended, or such other sales of the Shares as shall be agreed by us and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares for amounts of Shares sold pursuant to the Agreement. To date, we have not issued any shares pursuant to this Agreement.
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
As of June 30, 2011, there was a cost basis of approximately $92.2 million of borrowings outstanding under the Credit Facility at an average interest rate of 5.25%. As of August 2, 2011, there was a cost basis of approximately $102.5 million of borrowings outstanding. We expect that the Credit Facility will allow us to increase the rate of our investment activity and grow the size of our investment portfolio. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by us. Interest is payable monthly during the term of the Credit Facility. The Credit Facility matures on March 15, 2012, and, if not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, we will be required to use all principal collections from the pledged loans to pay outstanding principal on the Credit Facility.
The Credit Facility contains covenants that require Business Loan to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. The facility requires a minimum of 20 obligors in the borrowing base and also limits payments of distributions. As of June 30, 2011, Business Loan had 41 obligors and we were in compliance with all of the Credit Facility covenants.
Contractual Obligations and Off-Balance Sheet Arrangements
We were not a party to any signed term sheets for potential investments as of June 30, 2011. However, we have certain lines of credit and capital commitments with our portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates, and we expect many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused and uncalled commitments as of June 30, 2011 and September 30, 2010 to be nominal.
In accordance with GAAP, the unused and uncalled portions of these commitments are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments, uncalled capital commitments and guarantees as of June 30, 2011 and September 30, 2010:

	As of June 30,	As of September 30,
	2011	2010
Unused line of credit commitments	$8,945	$9,304
Uncalled capital commitment	800	1,600
Guarantees	—	250

Total	$9,745	$11,154

The following table shows our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Less than
Contractual Obligations(1)	1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(2)	$92,200	$—	$—	$—	$92,200

(1)	Excludes the unused commitments to extend credit or capital to our portfolio companies for an aggregate amount of $9.7 million, as discussed above.

(2)	Principal balance of borrowings under the Credit Facility, based on the contractual maturity due to the revolving nature of the facility.
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
General Valuation Policy: We value our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, we value securities for which market quotations are readily available and reliable at their market value. We value all other securities and assets at fair value, as determined in good faith by our Board of Directors.
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
We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific third-party appraisals are sought, we would use estimates of value delineated in such appraisals and our own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date to value the investment we have in that business.
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
In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, we developed a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of June 30, 2011, we assessed trading activity in syndicated assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices, or IBPs, were used to fair value our unsold syndicated assets at June 30, 2011.

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

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE’s opinions of value are based on the valuations prepared by our portfolio management team, as described below. We request that SPSE also evaluate and assign values to success fees when we determine that there is a reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation and may decline to make requested evaluations for any reason, at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:
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
Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Furthermore, such differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market.
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
Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.
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
Loan Grading and Risk Rating: As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”), we use the NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the three months ended March 31, 2010, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification.
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

	First	Second
Company’s System	NRSRO	NRSRO	Gladstone Capital’s Description(1)
>10	Baa2	BBB	Probability of Default (PD) during the next 10 years is 4% and the Expected Loss upon Default (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(1)	The default rates set forth are for a 10 year term debt security. If a debt security is less than 10 years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of June 30, 2011 and September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual. Additionally, we do not risk rate our equity securities.
The following table lists the risk ratings for all proprietary loans in our portfolio at June 30, 2011 and September 30, 2010, representing approximately 68.6% and 93.2%, respectively, of all loans in our portfolio at fair value at the end of each period:

Rating	June 30, 2011	September 30, 2010
Highest	9.0	10.0
Average	5.7	6.1
Weighted Average	5.7	5.9
Lowest	1.0	1.0
For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at June 30, 2011 and September 30, 2010, representing approximately 24.8% and 4.3%, respectively, at fair value of all loans in our portfolio at the end of each period:

Rating	June 30, 2011	September 30, 2010
Highest	B+/B1	B+/B2
Average	B-/B3	B+/B2
Weighted Average	B-/B3	B+/B2
Lowest	CCC+/Caa1	B2
The following table lists the risk ratings for all syndicated loans that were not rated by an NRSRO. As of June 30, 2011 and September 30, 2010, these loans represented 6.6% and 2.5%, respectively, at fair value of all loans in our portfolio at the end of each period:

Rating	June 30, 2011	September 30, 2010
Highest	9.0	7.0
Average	6.3	7.0
Weighted Average	7.5	7.0
Lowest	4.0	7.0
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
In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute, during each calendar year, an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains from preceding years that were not distributed during such years. Under the RIC Modernization Act, for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains income has been raised to 98.2%.
We sought and received a private letter ruling from the Internal Revenue Service (“IRS”) related to our tax treatment for success fees. In the ruling, executed by our consent on January 3, 2011, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount was and will be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. The private letter ruling does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.
Investment Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2011, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $30.7 million, or 8.2% of the cost basis of all loans in our portfolio. As of September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all loans in our portfolio.
As of June 30, 2011, we had loans in our portfolio which contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $4 and $12 for the three and nine months ended June 30, 2011, respectively, as compared to $4 and $62 for the three and nine months ended June 30, 2010, respectively.
We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. We transferred past due interest to the principal balance of $0 and $0.2 million for the three and nine months ended June 30, 2011, respectively, as compared to $0.8 million and $1.2 million for the three and nine months ended June 30, 2010, respectively.
As of June 30, 2011, we had 25 original issue discount (“OID”) loans. We recorded OID income of $64 and $117 for the three and nine months ended June 30, 2011, respectively, as compared to $8 and $10 for the three and nine months ended June 30, 2010, respectively.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. We recorded $0.6 million of success fees during the nine months ended June 30, 2011, which resulted from the exits of Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc. During the nine months ended June 30, 2010, we received $1.7 million in success fees from the exits of ActivStyle Acquisition Co., Saunders & Associates, Visual Edge Technology, Inc., Tulsa Welding School, and the prepayment of success fees from Doe & Ingalls Management LLC and Northern Contours, Inc.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At June 30, 2011, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

85.6%	variable rates with a floor and no ceiling
6.5%	variable rates without a floor or ceiling
7.9%	fixed rate

100.0%	total

Our Credit Facility has a variable rate based on LIBOR with a 1.5% floor. If LIBOR increases, we could be subject to increased borrowing costs. There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2011 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the SEC on November 22, 2010.
ITEM 4. CONTROLS AND PROCEDURES.
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the fourth post-effective amendment of our registration statement on Form N-2 (File No. 333-162592), filed by us with the SEC on July 13, 2011 (the “Prospectus”). In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Prospectus.
Any inability to renew, extend or replace our Credit Facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
Since March 31, 2011, outstanding borrowings under our $127.0 million Credit Facility have increased significantly from $33.2 million to $102.5 million and we currently have approximately $24.5 million of availability under the Credit Facility. Although the Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility, since our entry into the facility this has not occurred. If additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable on March 15, 2013.
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
ITEM 4. REMOVED AND RESERVED.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS
See the exhibit index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION
By:	/s/ David Watson
David Watson
Chief Financial Officer

Date: August 3, 2011

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.5	Third amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.