Form 10-K
period 2011-09-30
GLADSTONE CAPITAL CORP
filed 2011-11-14
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2011, based on the closing price on that date of $11.31 on the Nasdaq Global Select Market, was $237,953,827. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,039,242 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 11, 2011.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2011

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III (4) changes in our business strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; and (8) those factors described in the “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

PART I

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Capital Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts are in thousands unless otherwise indicated.

ITEM 1.	BUSINESS

Overview

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and completed our initial public offering on August 24, 2001. We operate as a closed-end, non-diversified management investment company and we have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ( the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We currently continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment by meeting certain requirements, including certain minimum distribution requirements.

We were established to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes and senior subordinated notes, of established private United States (“U.S.”) businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, we may acquire from others existing loans that meet this profile. We also seek to provide our stockholders with long-term capital growth through appreciation in the value of warrants or other equity instruments that we may receive when we make loans.

We seek to invest in small and medium-sized private U.S. businesses that meet certain criteria, including some but not necessarily all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity positions, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants. However, there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest either by ourselves or jointly with other funds or management of the borrower, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were to investing alone. Our loans typically range from $5 million to $20 million and generally mature in no more than seven years.

As of September 30, 2011, our portfolio consisted of loans to 59 companies in 27 states in 23 different industries with an aggregate fair value of $302.9 million. Since our initial public offering in 2001, we have invested in over 153 different companies, while making over 100 consecutive distributions to stockholders.

We expect that our target portfolio over time will primarily include the following three categories of investments in private U.S. companies:

•

Senior Loans. We seek to invest a portion of our assets in senior notes of borrowers. Using its assets as collateral, the borrower typically uses senior notes to cover a substantial portion of the funding needed to operate. The collateral usually takes the form of first priority liens on the assets of the portfolio company. Senior lenders are exposed to the least risk of all providers of debt because they command a senior position with respect to scheduled interest and principal payments and assets of the borrower. However, unlike senior subordinated lenders, these senior lenders typically do not receive any stock, warrants to purchase stock of the borrowers or other yield enhancements. As such, they generally do not participate in the equity appreciation of the value of the business. Senior notes may include revolving lines of credit, senior term loans, senior syndicated loans and senior last-out tranche loans and generally are at variable interest rates in relation to the London Interbank Offered Rate (“LIBOR”). These loans typically are structured with interest rate floors to protect against declining interest rates.

•

Senior Subordinated Loans. We seek to invest a portion of our assets in senior subordinated notes, which include second lien notes. Holders of senior subordinated notes, which are typically unsecured, are subordinated to the rights of holders of senior debt in their right to receive principal and interest payments or, in the case of last out tranches of senior debt, liquidation proceeds from the borrower. As a result, senior subordinated notes are riskier than senior notes. Although such loans are sometimes secured by significant collateral (assets of the borrower), the lender is largely dependent on the borrower’s cash flow for repayment. Additionally, lenders may receive warrants to acquire shares of stock in borrowers or other yield enhancements in connection with these loans. Senior subordinated notes include second lien loans and syndicated second lien loans. We typically structure these senior subordinated loans with variable interest rates in relation to the LIBOR with interest rate floors to protect against declining interest rates.

•

Junior Subordinated Loans: We also seek to invest a small portion of our assets in junior subordinated notes, which include mezzanine notes. Holders of junior subordinated notes are subordinated to the rights of the holders of senior debt and senior subordinated debt in their rights to receive principal and interest payments from the borrower and the assets of the borrower. The risk profile of junior subordinated notes is high, which permits the junior subordinated lender to obtain higher variable interest rates and more equity and equity-like compensation.

•

Preferred and Common Equity/Equivalents: While not a primary focus of our investment portfolio strategy, from time to time we also receive yield enhancements in connection with some of our loans, which include warrants to purchase stock or success fees. A portion of our portfolio consists of equity investments that were part of a larger initial investment in a private company. Additionally, we also have equity investments derived from restructurings on some of our investments.

Because the majority of the loans in our portfolio consist of term debt of private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be rates below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.

Investment Concentrations

Year over year, our investment concentration as a percentage of fair value and of cost has remained relatively unchanged. Due to favorable syndicate loan marketplace conditions, we invested in 23 senior syndicated loans during 2011 at an aggregate cost of $95.7 million. As of September 30, 2011, we held 24 syndicated investments totaling $92.1 million at cost and $90.7 million at fair value, or 24.0% and 29.9%, respectively, of our total aggregate portfolio.

The table below outlines the investment by security type as of September 30, 2011 and 2010:

	September 30, 2011				September 30, 2010
	Cost		Fair Value		Cost		Fair Value
Senior term debt	$266,491	69.6%	$200,145	66.1%	$200,041	67.1%	$172,596	67.1%
Senior subordinated term debt	107,140	28.0	92,148	30.4	93,987	31.5	81,899	31.8
Common equity/equivalents	7,999	2.1	10,088	3.3	3,744	1.3	2,227	0.9
Preferred equity	1,185	0.3	566	0.2	444	0.1	387	0.2

Total investments	$382,815	100.0%	$302,947	100.0%	$298,216	100.0%	$257,109	100.0%

The five largest investments at fair value as of September 30, 2011 totaled $91.2 million, or 30.1% of the total aggregate portfolio, as compared to the five largest investments at fair value as of September 30, 2010 totaling $101.5 million, or 39.4% of the total aggregate portfolio.

Investments at fair value consisted of the following industry classifications as of September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Electronics	$45,752	15.1%	$25,080	9.8%
Healthcare, education & childcare	34,106	11.3	41,098	16.0
Mining, steel, iron & non-precious metals	33,734	11.1	24,343	9.5
Broadcast (TV & radio)	28,194	9.3	44,562	17.3
Automobile	25,768	8.5	9,868	3.8
Retail stores	19,340	6.4	19,620	7.6
Printing & publishing	17,623	5.8	37,705	14.7
Buildings & real estate	10,275	3.4	12,454	4.8
Aerospace & defense	10,003	3.3	400	0.2
Home & office furnishings	9,715	3.2	10,666	4.1
Textiles & leather	9,626	3.2	—	—
Diversified/conglomerate manufacturing	8,790	2.9	2,042	0.8
Machinery	8,696	2.9	8,719	3.4
Personal, food and miscellaneous services	7,635	2.5	—	—
Beverage, food & tobacco	7,332	2.4	—	—
Personal & non-durable consumer products	6,962	2.3	9,230	3.6
Leisure, amusement, movies & entertainment	6,607	2.2	3,994	1.6
Diversified/conglomerate service	3,810	1.3	—	—
Diversified natural resources, precious metals & minerals	3,054	1.0	—	—
Oil & gas	1,916	0.6	—	—
Telecommunications	1,794	0.6	—	—
Chemicals, plastics & rubber	1,225	0.4	7,044	2.7
Insurance	990	0.3	—	—
Farming & agriculture	—	—	284	0.1

Total investments	$302,947	100.0%	$257,109	100.0%

During the year ended September 30, 2011, we expanded our industry diversification by investing in eight new industries. As of September 30, 2011, we held investments in 23 industries, as compared to 16 as of September 30, 2010.

The investments at fair value were included in the following U.S. geographic regions at September 30, 2011 and September 30, 2010:

	September 30, 2011		September 30, 2010
Geographic Region	Fair Value	Percent of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$144,292	47.6%	$109,299	42.5%
West	70,862	23.4	59,684	23.2
South	52,265	17.3	44,704	17.4
Northeast	28,158	9.3	36,995	14.4
Outside Continental U.S.	7,370	2.4	6,427	2.5

Total Investments	$302,947	100.0%	$257,109	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Our Investment Adviser and Administrator

Gladstone Management Corporation (our “Adviser”) is our affiliate, investment adviser, and a privately-held company led by a management team which has extensive experience in our lines of business. Our Adviser’s affiliate, a privately-held company, Gladstone Administration, LLC (our “Administrator”), employs our chief financial officer, chief compliance officer, treasurer, internal legal counsel and their respective staffs. Excluding our chief financial officer, all of our executive officers serve as directors or executive officers, or both, of the following of our affiliates: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; our Adviser; and our Administrator. Our treasurer is also an executive officer of another one of our affiliates, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation. Our chief executive officer also serves on the board of managers of Gladstone Securities.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including Gladstone Commercial; Gladstone Investment; Gladstone Partners Fund, L.P., a private partnership fund formed primarily to co-invest with us and Gladstone Investment; Gladstone Land Corporation, a private agricultural real estate company owned by David Gladstone, our chairman and chief executive officer; and Gladstone Lending Corporation (“Gladstone Lending”), a private corporation that was formed to primarily invest in first and second lien term loans that has filed a registration statement on Form N-2 with the Securities and Exchange Commission (the “SEC”), but which has not yet commenced operations. Our Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

We have been externally managed by our Adviser pursuant to an investment advisory agreement since October 1, 2004. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and also has offices in several other states.

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

Extensive Due Diligence

Our Adviser conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information and will generally include some or all of the following:

•	a review of the prospective portfolio company’s historical and projected financial information;

•	visits to the prospective portfolio company’s business site(s);

•	interviews with the prospective portfolio company’s management, employees, customers and vendors;

•	review of loan documents;

•	background checks on the prospective portfolio company’s management team; and

•	research on the prospective portfolio company’s products, services or particular industry.

Upon completion of a due diligence investigation and a decision to proceed with an investment, our Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to our Adviser’s investment committee. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants, as well as other outside advisers, prior to the closing of the investment, as appropriate.

We also rely on the long-term relationships that our Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, and business brokers. In addition, the extensive direct experience of our executive officers and managing directors in the operations of and providing debt and equity capital to small and medium-sized private businesses plays a significant role in our investment evaluation and assessment of risk.

Investment Structure

Once we have determined that a prospective acquisition, buyout or recapitalization meets our standards and investment criteria, we work with the management of that company and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while appropriately incentivizing company management. As discussed above, the capital classes through which we typically structure a deal include subordinated and mezzanine debt, senior secured debt and preferred and common equity. Through our risk management process, we seek to limit the downside risk of our investments by:

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

We expect to hold most of our investments in subordinated debt, mezzanine debt or equity interests until maturity or repayment, but may sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company or, in the case of an equity investment in a company, its initial public offering.

Hedging Strategies

Although it has not yet happened, nor do we expect it to happen in the near future, if one of our portfolio companies goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly-traded securities by, for example, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish or enhance a hedging strategy to seek to protect our investment in such securities. Therefore, by engaging in hedging transactions, we seek to moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. In the future, we may enter into hedging transactions, such as interest rate cap agreements, in connection with the borrowings that we make under our line of credit. We currently do not hold any interest rate cap agreements, although we have done so in the past. Hedging strategies can pose risks to us and our stockholders; however we believe that such activities are manageable because they will be limited to only a portion of our portfolio.

Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security “in contravention of such rules and regulations or orders as the [SEC] may prescribe as necessary or appropriate in the public interest or for the protection of investors . . .” However, to date, the SEC has not promulgated regulations under this statute, it is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. In addition, our ability to engage in short sales may be limited by the 1940 Act’s leverage limitations. We will only engage in hedging activities in compliance with applicable laws and regulations.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over other providers of financing to small and mid-sized businesses.

Management Expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies, (the “Gladstone Companies”), and has been involved in all aspects of the Gladstone Companies’

investment activities, including serving as a member of our Adviser’s investment committee. Terry Lee Brubaker is our vice chairman, chief operating officer and secretary, and has substantial experience in acquisitions and operations of companies. George Stelljes III is our president and chief investment officer and has extensive experience in leveraged finance. Messrs. Gladstone, Brubaker and Stelljes have principal management responsibility for our Adviser constituting the majority of its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser’s investment professionals and supporting staff who possess a broad range of transactional, financial, managerial and investment skills.

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

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, our Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect our Adviser to use the same value and income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. Our Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

•	focusing on companies with good market positions and good cash flow;

•	investing in businesses with experienced and established management teams;

•	engaging in extensive due diligence from the perspective of a long-term investor;

•	investing at low price-to-cash flow multiples; and

•	adopting flexible transaction structures by drawing on the experience of the investment professionals of our Adviser and its affiliates.

Longer Investment Horizon with Attractive Publicly-traded Model

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

Leverage

For the purpose of making investments and to take advantage of favorable interest rates, we intend to issue senior debt securities (including borrowings under our current line of credit) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act. See “Regulation as a Business Development Company—Asset Coverage” for a discussion of our leveraging constraints.

In November 2011, we completed a public offering of 1.4 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. The Term Preferred Stock has an aggregate liquidation preference of $35.0 million, which will be recorded as a liability in accordance with the U.S. generally accepted accounting principles and as such will affect our asset coverage, exposing us to additional leverage risks. In addition, until November 27, 2011, the underwriters for the offering have an option to purchase an additional 210,000 shares of Term Preferred Stock from us solely to cover over-allotments, which would additionally increase the amount of this liability. On November 14, 2011, the underwriters notified us of their intent to exercise their option to purchase an additional 139,882 shares of our Term Preferred Stock. For a further discussion of the terms of our Terms Preferred Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Ongoing Relationships with and Monitoring of Portfolio Companies

Our Adviser’s investment professionals actively oversee each investment by continuously evaluating the portfolio company’s performance and working collaboratively with the portfolio company’s management to identify and incorporate best resources and practices that help us achieve our investment expectations.

Monitoring

Our Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. Our Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which may include the following:

•	Monthly analysis of financial and operating performance;

•	Assessment of the portfolio company’s performance against its business plan and our investment expectations;

•	Assessment of the investment’s risks;

•	Participation in the portfolio company’s board of directors or management meetings;

•	Assessment of portfolio company management, sponsor, governance and strategic direction;

•	Assessment of the portfolio company’s industry and competitive environment; and

•	Review and assessment of the portfolio company’s operating outlook and financial projections.

Relationship Management

Our Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	Management;

•	Boards of directors;

•	Financial sponsors;

•	Capital partners; and

•	Advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we nor our Adviser currently receives fees in connection with the managerial assistance we make available. At times, our Adviser provides other services to certain of our portfolio companies and it receives fees for these other services with 50% of certain of these fees, and 100% of others, credited against the base management fee that we would otherwise be required to pay to our Adviser.

In April, 2011, Gladstone Securities started providing other services (such as investment banking and due diligence services) to certain of our portfolio companies. The fees the portfolio companies paid to Gladstone Securities do not impact the overall fees we pay to our Adviser or the overall fees credited against the base management fee.

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

•

Our Board of Directors reviews this documentation and discusses the information provided by our management, and the opinions of value provided by SPSE to arrive at a determination that the Policy has been followed for determining the aggregate fair value of our portfolio of investments.

Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

Investment Advisory and Management Agreements

We are externally managed pursuant to contractual arrangements with our Adviser under which our Adviser and Adminstrator employ all of our personnel and pay our payroll, benefits and general expenses directly. In 2004, we entered into an investment advisory agreement with our Adviser (as amended, the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 12, 2011, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2012.

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

Our Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), in return for which our Adviser generally receives a 1.5% annual fee based on the monthly aggregate outstanding balance of loans pledged under our line of credit. Since we own these loans, all loan servicing fees paid to our Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Portfolio Company Fees

Under the Advisory Agreement, our Adviser has also provided and continues to provide managerial assistance and other services to our portfolio companies and may receive fees for services other than managerial assistance with 50% of certain of these fees, and 100% of others, credited against the base management fee that we would otherwise be required to pay to our Adviser.

•	Senior Syndicated Loan Fee Waiver

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended September 30, 2011 and 2010.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to our Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. We have not incurred capital gains-based incentive fees from inception through September 30, 2011, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we have not accrued a capital gains-based incentive fee since inception. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. In such instances, however, there could be no assurance that any such unrealized capital appreciation would be realized in the future.

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100% of the distributions to stockholders for the fiscal years ended September 30, 2011 and 2010. For the years ended September 30, 2011 and 2010, these credits totaled $21 and $165, respectively.

Administration Agreement

In 2004, we entered into an administration agreement with our Administrator (as amended, the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for quarterly payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2012.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

To maintain the qualification for treatment as a RIC under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

•	Business Development Company status. At all times during the taxable year, we must maintain our status as a BDC.

•

Income source requirements. At least 90% of our gross income for each taxable year must be from distributions, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly-traded partnership.

•

Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly-traded partnerships.

Failure to Qualify as a RIC. If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the distributions received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

Qualification as a RIC. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our ordinary income and 98.2% of our capital gains.

The excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to treat the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that distributions, other than capital gain distributions, paid to each stockholder bear to our taxable income determined without regard to the distributions paid deduction.

If we acquire debt obligations that were originally issued at a discount, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. The number of our OID investments grew from four as of September 30, 2010, to 27 as of September 30, 2011, due to the increased number of syndicated loan investments we made during fiscal 2011. For the year ended September 30, 2011, we incurred $0.2 million of OID income and the unamortized balance of OID investments as of September 30, 2011 totaled $1.5 million.

Taxation of Our U.S. Stockholders

Distributions. For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% distributions received deduction with respect to ordinary income, but not to capital gains distributions to the extent such amount designated by us does not exceed the distributions received by us from domestic corporations. Any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the due date for filing our return for that taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

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

Sale of Our Shares. A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain distributions received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders.

Backup Withholding. We may be required to withhold federal income tax, or backup withholding, currently at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the Internal Revenue Service (“IRS”) notifies us that such stockholder has failed to properly report certain interest and distribution income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Regulation as a Business Development Company

We are a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding “voting securities,” as defined in the 1940 Act.

We intend to conduct our business so as to retain our status as a BDC. A BDC may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in qualifying assets, as described in Section 55(a) (1) – (3) of the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“operating assets”) represent at least 70% of the company’s total assets, exclusive of operating assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, any State or States in the U.S.;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC or otherwise excluded from the definition of investment company); and

(c)	satisfies one of the following:

(i)	it does not have any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)	it is controlled by the BDC and for which an affiliate of the BDC serves as a director;

(iii)	it has total assets of not more than $4 million and capital and surplus of not less than $2 million;

(iv)	it does not have any class of securities listed on a national securities exchange; or

(v)	it has a class of securities listed on a national securities exchange, with an aggregate market value of outstanding voting and non-voting equity of less than $250 million.

(2)	Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3)	Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

Asset Coverage

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least 200% immediately after each such issuance. In addition, while senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or distribution is made with respect to our common stock or before any purchase of our common stock is made, the preferred stock, together with all other senior securities, must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on the preferred stock are in arrears by two years or more. In November 2011, we issued Term Preferred Stock in accordance with the provisions described above. Our preferred stockholders will elect one director to serve a three year term at our upcoming annual stockholders meeting, currently scheduled for February 16, 2012, and an additional director at the subsequent year’s annual stockholders meeting.

Significant Managerial Assistance

A BDC generally must make available significant managerial assistance to issuers of certain of its portfolio securities that the BDC counts as a qualifying asset for the 70% test described above. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Significant managerial assistance also includes the exercise of a controlling influence over the management and policies of the portfolio company. However, with respect to certain, but not all such securities, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the BDC may exercise such control jointly.

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquired in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

•

We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we must be operated for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire will generally be qualifying assets.

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

With the exception of our policy to conduct our business as a BDC, these policies are not fundamental and may be changed without stockholder approval.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Excluding our chief financial officer, each of our executive officers is an employee or officer, or both, of our Adviser and our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 25-30 full time employees of our Adviser and our Administrator will spend substantial time on our matters during the remainder of calendar year 2011 and all of calendar year 2012. To the extent we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of November 11, 2011, our Adviser and our Administrator collectively had 53 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
9	Executive Management
32	Investment Management, Portfolio Management and Due Diligence
12	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

The U.S. is beginning to recover from the recession that largely began in late 2007. While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. As a result, we do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which the disruptions will affect us. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of our portfolio companies and the companies we may invest in the future are also susceptible to these unstable economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These unstable economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of non-performing assets to increase and the fair value of our portfolio to decrease. The unstable economic conditions may also decrease the value of collateral securing some of our loans as well as the value of our equity investments which would decrease our ability to borrow under our line of credit or raise equity capital, thereby further reducing our ability to make new investments.

In November 2011, we completed an offering of term preferred stock; however, there can be no assurance that we will be able to raise additional equity capital in the near future.

The unstable economic conditions have affected the availability of credit generally. Our current credit facility limits our distributions to stockholders and as a result we decreased our monthly cash distribution rate by 50% starting with the April 2009 distributions through the current period in an effort to more closely align our distributions to our net investment income. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

The recent downgrade of the United States credit rating and the ongoing economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We have no employees. Our chief executive officer, president and chief investment officer, chief operating officer, chief financial officer, and the employees of our Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III and Terry Lee Brubaker in this regard. Our executive officers and the employees of our Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

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

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2011, our Board of Directors has approved the following types of co-investment transactions:

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

•

Additionally, pursuant to an exemptive order granted by the SEC, our Adviser may sponsor a private investment fund to co-invest with us or Gladstone Investment in accordance with the terms and conditions of the order.

Certain of our officers, who are also officers of our Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to our Adviser and will reimburse our Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of our Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although, neither we nor our Adviser currently receives fees in connection with managerial assistance, our Adviser provides other services to our portfolio companies and receives fees for these other services. For example, during the year ended September 30, 2011, certain of our portfolio companies contracted directly with our Adviser for the provision of various consulting services and with Gladstone Securities for the provision of investment banking and due diligence services, in each case, in return for fees.

Our Adviser is not obligated to provide a waiver of the base management fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee based on our gross assets. Since our 2007 fiscal year, our Board of Directors has accepted on a quarterly basis voluntary, unconditional and irrevocable waivers to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, and any waived fees may not be recouped by our Adviser in the future. However, our Adviser is not required to issue these or other waivers of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these fees will increase. If our Adviser does not issue these waivers in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

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

In March 2010, we entered into a fourth amended and restated credit agreement, which provided for $127.0 million revolving line of credit arranged by Key Equipment Finance Inc. as administrative agent (the “Credit Facility”). Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility. In August 2011, the Credit Facility was expanded by $10.0 million, bringing the total committed funding under the Credit Facility to $137.0 million. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all principal and interest will be due and payable on March 15, 2013. As of November 11, 2011, we had $56.7 million of borrowing capacity remaining under the Credit Facility.

We will have a continuing need for capital to finance our loans. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Pursuant to the terms of the Credit Facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The credit agreement also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. As of September 30, 2011, we were in compliance with these covenants; however, our continued compliance depends on many factors, some of which are beyond our control. Current market conditions have forced us to write down the value of a portion of our assets, as required by the 1940 Act and fair value accounting rules. These are not realized losses, but constitute adjustment in asset values for purposes of financial reporting and for collateral value for the Credit Facility. As assets are marked down in value, the amount we can borrow on the Credit Facility decreases. As of September 30, 2011, our net assets were $213.7 million, down from $249.2 million as of September 20, 2010, primarily a result of unrealized depreciation over the twelve months. As of September 30, 2011, the cumulative net unrealized depreciation on our investments was $79.9 million, compared to net unrealized depreciation of $41.1 million as of September 30, 2010.

The minimum net worth covenant contained in the credit agreement requires our net assets to be at least $200.0 million plus 50.0% of all equity and subordinated debt raised after May 15, 2009. Given the continued uncertainty in the capital markets, the cumulative unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the minimum net worth covenant and other covenants under the Credit Facility. Under the Credit Facility, we are also required to maintain our status as a BDC under the 1940 Act and as a RIC under the Code. There are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

In recent years, creditors have significantly curtailed their lending to BDCs, including us. Any inability to renew, extend or replace our line of credit on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

As described earlier, availability under the Credit Facility will terminate on March 15, 2012 and if the facility is not renewed or extended by such date, all principal and interest will be due and payable on March 15, 2013, one year after the date of maturity. Since September 30, 2010, outstanding borrowings under the Credit Facility have increased significantly from $16.8 million to $99.4 million as of September 30, 2011. If additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. Between the maturity date and March 15, 2013, our lenders have the right to apply all interest income to amounts outstanding under the Credit Facility. As of November 11, 2011, after application of the net proceeds of our offering of term preferred stock to repay a portion of the outstanding borrowings, there was $64.0 million outstanding on the Credit Facility.

There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets. Consequently, any renewal, extension or refinancing of the Credit Facility will potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions to stockholders. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding Term Preferred Stock, which would potentially require us to sell even more assets. In addition to selling assets, or as an alternative, we may issue equity to repay amounts outstanding under the line of credit. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly senior common stock and preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue debt securities, senior common stock and preferred stock (such as our recently issued Term Preferred Stock), which we refer to collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale, to the extent possible given the limited market for many of our investments, may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or senior securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our common stock may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below net asset value per share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value. This imposes constraints on our ability to raise capital when our common stock is trading at below net asset value, as it has for the last year.

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

Ultimately, we expect approximately 90% of the loans in our portfolio to be at variable rates determined on the basis of LIBOR and approximately 10% to be at fixed rates. As of September 30, 2011, our portfolio had approximately 86% of the total loan cost value at variable rates with floors, approximately 6% of the total of the loan cost value at variable rates without a floor or ceiling and approximately 8% of the total loan portfolio cost basis at fixed rates.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us and make the types of investments that we seek to make in small and mid-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•

Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus the recent recession, and any further economic downturns or recessions, are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•

Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2011, eight investments were on non-accrual status, which represented 10.8% of the aggregate cost basis of our portfolio. While we are working with the portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

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

Because the loans we make and equity securities we receive when we make loans are not publicly-traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded may not be readily determinable. Our Board of Directors has established an investment valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by SPSE or the use of internally developed discounted cash flow (“DCF”) methodologies or indicative bid prices (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, specifically for our syndicated loans, or internal methodologies based on the total enterprise value (“TEV”) of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of our requests for evaluation.

Our use of these fair value methods is inherently subjective and is based on estimates and assumptions of each security. In the event that we are required to sell a security, we may ultimately sell for an amount materially less than the estimated fair value calculated by SPSE, or utilizing the TEV, IBP or the DCF methodology.

Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE or third-party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:

•	the nature and realizable value of any collateral;

•	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

•	the markets in which the portfolio company does business;

•	the comparison to publicly-traded companies; and

•	discounted cash flow and other relevant factors.

Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

A portion of our assets are, and will continue to be, comprised of equity securities that are valued based on internal assessment using our own valuation methods approved by our Board of Directors, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly-traded, whether or not we use the recommendations of an independent third-party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity of our privately held investments may adversely affect our business.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

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

During the year ended September 30, 2011, we significantly increased the number of our syndicated loan investments. This type of loan has a larger group of investors and the investment objectives thereof may not be completely aligned with ours.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2011, we received principal payments prior to maturity of $17.5 million. We will first use any proceeds from prepayments to repay any borrowings outstanding on the Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of September 30, 2011 we had investments in 59 portfolio companies, of which there were five investments that comprised approximately $91.2 million or 30.1% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of September 30, 2011, 15.1% of our total assets at fair value were invested in electronics companies, 11.3% were invested in healthcare, education and childcare companies, and 11.1% were invested in mining, steel, iron and non-precious metal companies. As a result, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

As a BDC we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.

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

From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain, we do not recognize them as income until we have received payment. We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. Prior to January 1, 2011, we treated the success fee amount as a capital gain for tax characterization purposes. However, starting January 1, 2011, the tax characterization of the success fee amount was and will be treated as ordinary income. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011. As a result, we will be required to distribute such amounts to our stockholders in order to maintain RIC status for success fees we receive after January 1, 2011.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status” and “Business— Regulation as a Business Development Company.”

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

Our articles of incorporation permit our Board of Directors to issue up to 50 million shares of capital stock. In addition, our Board of Directors, without any action by our stockholders, may amend our articles of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board of Directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board of Directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock, which it recently did in connection with our issuance in November 2011 of 1.4 million shares of Term Preferred Stock. Preferred stock, including our recently issued Term Preferred Stock, could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Risks Related to an Investment in Our Common Stock and Our Preferred Stock

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

The trading price of our common stock and our preferred stock may fluctuate substantially. The extreme volatility and disruption that have affected the capital and credit markets for over a year have reached unprecedented levels in recent months. We have experienced greater than usual stock price volatility.

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

•

significant volatility in the market price and trading volume of shares of RICs, BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of BDC or RIC status;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

•	departure of key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to our shares or BDCs generally;

•	the announcement of proposed, or completed, offerings of our securities, including a rights offering; and

•	loss of a major funding source.

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

There are significant capital raising constraints applicable to us under the 1940 Act when our stock is trading below its net asset value per share. In the event that we issue subscription rights to our existing stockholders, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than our most recently determined net asset value per share, our stockholders are likely to experience an immediate dilution of the per share net asset value of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. Since our inception, our common stock has at times traded above net asset value, and at times traded below net asset value. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Subsequent to September 30, 2011, our stock has traded at discounts of up to 36.4% of our net asset value as of September 30, 2011. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below net asset value we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our most recent annual meeting, our stockholders approved a proposal designed to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year. At the upcoming annual stockholders meeting scheduled for February 16, 2012, our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

If we fail to pay dividends on our Term Preferred Stock dividends for two years, the holders of our Term Preferred Stock will be entitled to elect a majority of our directors.

The terms of our Term Preferred Stock provide for annual dividends in the amount of $1.7813 per outstanding share of Term Preferred Stock. In accordance with the terms of our Term Preferred Stock, if dividends on the Term Preferred Stock are unpaid in an amount equal to at least two years of dividends, the holders of Term Preferred Stock will be entitled to elect a majority of our Board of Directors.

Our Term Preferred Stock magnifies the potential for gain or loss for our holders of common stock and the risks of investing in our common stock in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are less subject to our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

An investment in Term Preferred Stock with a fixed interest rate bears interest rate risk.

Our Term Preferred Stock, in general, pays dividends at a fixed dividend rate of 7.125% per year. Prices of fixed income investments generally vary inversely with changes in market yields. The market yields on securities comparable to the Term Preferred Stock may increase, which would likely result in a decline in the secondary market price of the Term Preferred Stock prior to the term redemption date. This risk may be even more significant in light of the low nature of the currently prevailing market interest rates.

A liquid secondary trading market for our Term Preferred Stock may not develop.

Because we have no prior trading history for exchange-listed preferred stock, we cannot predict the trading patterns of the Term Preferred Stock, including the effective costs of trading the stock. Although our Term Preferred Stock is listed for trading on the New York Stock Exchange, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features.

The Series 2016 Term Preferred Stock is not rated.

We have not had the Term Preferred Stock rated by any rating agency. Unrated securities usually trade at a discount to similar, rated securities. As a result, there is a risk that the shares of our Term Preferred Stock may trade at a price that is lower than they might otherwise trade if they were rated by a rating agency.

The Term Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Term Preferred Stock on or after December 31, 2012, and we may be forced to redeem some or all of the Term Preferred Stock to meet regulatory requirements and the asset coverage requirements of such shares. Any such redemption may occur at a time that is unfavorable to holders of the Term Preferred Stock. We may have an incentive to redeem the Term Preferred Stock voluntarily before the term redemption date if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the fixed dividend rate on the Term Preferred Stock.

Claims of holders of our Term Preferred Stock are subject to a risk of subordination relative to holders of our debt instruments.

Rights of holders of our Term Preferred Stock are subordinated to the rights of holders of our indebtedness. Therefore, dividends, distributions and other payments to holders of Term Preferred Stock in liquidation or otherwise may be subject to prior payments due to the holders of our indebtedness. In addition, under some circumstances the 1940 Act may provide debt holders with voting rights that are superior to the voting rights of holders of the Term Preferred Stock.

Holders of our Term Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in Term Preferred Stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Term Preferred Stock and dividends payable on such shares declines.

Holders of our Term Preferred Stock will bear reinvestment risk.

Given the five-year term and potential for early redemption of the Term Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Term Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Holders of our Term Preferred Stock will bear dividend risk.

We may be unable to pay dividends on the Term Preferred Stock under some circumstances. The terms of our indebtedness preclude the payment of dividends in respect of equity securities, including the Term Preferred Stock, under certain conditions.

There is a risk of delay in our redemption of our Term Preferred Stock, and we may fail to redeem such securities as required by their terms.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments quickly if a need arises. If we are unable to obtain sufficient liquidity prior to the term redemption date, we may be forced to engage in a partial redemption or to delay a required redemption. If such a partial redemption or delay were to occur, the market price of the Term Preferred Stock might be adversely affected.

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

We do not own any real estate or other physical properties materially important to our operations. Our Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to our Advisory and Administration Agreements with our Adviser and Administrator, respectively. Our Adviser and Administrator are both headquartered in McLean, Virginia and our Adviser also has offices in several other states.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “GLAD.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Select Market, the closing sale price as a percentage of net asset value (“NAV”) and quarterly distributions declared per share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2011 and 2010 represent the cumulative amount of the distributions declared for the months composing such quarter.

	Quarter Ended	NAV (A)	Closing Sales Price		(Discount) Premium of High to NAV(B)	Discount of Low to NAV(B)	Declared Distributions
			High	Low
FY 2011	09/30/11	$10.16	$9.69	$6.86	(5)%	(32)%	$0.210
	06/30/11	10.34	11.59	9.24	12	(11)	0.210
	03/31/11	11.18	12.05	10.54	8	(6)	0.210
	12/31/10	11.74	12.00	10.91	2	(7)	0.210
FY 2010	09/30/10	11.85	12.34	10.30	4	(13)	0.210
	06/30/10	11.81	13.94	10.09	18	(15)	0.210
	03/31/10	12.10	12.19	7.19	1	(41)	0.210
	12/31/09	11.92	9.49	7.50	(20)	(37)	0.210

(A)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(B)	The (discounts) premiums set forth in these columns represent the high or low, as applicable, closing price per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the (discount) premium to NAV per share on the date of the high and low closing prices.

As of November 11, 2011, there were approximately 65 stockholders of record of our common stock.

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to retain some or all of our long-term capital gains, but to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases, our Board of Directors may choose to distribute our net realized long-term capital gains by paying a one-time special distribution.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of common stock or repurchase any shares of our common stock during the fiscal year ended September 30, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated selected financial data for the fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	As of and for the Year Ended September 30,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Total Investment Income	$35,211	$35,539	$42,618	$45,725	$36,687
Total Expenses, Net of Credits from Adviser	16,799	17,780	21,587	19,172	14,426

Net Investment Income	18,412	17,759	21,031	26,553	22,261

Net Realized and Unrealized Loss on Investments, Derivative and Borrowings	(39,511)	(1,365)	(17,248)	(47,815)	(7,309)

Net (Decrease) Increase in Net Assets Resulting from Operations	$(21,099)	$16,394	$3,783	$(21,262)	$14,952

Per Share Data (A):
Net (Decrease) Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted	$(1.00)	$0.78	$0.18	$(1.08)	$1.13
Net Investment Income per Common Share – Basic and Diluted	0.88	0.84	1.00	1.35	1.69
Cash Distributions Declared Per Common Share	0.84	0.84	1.26	1.68	1.68
Statement of Assets and Liabilities Data:
Total Assets	$317,624	$270,518	$335,910	$425,698	$367,729
Net Assets	213,721	249,246	249,076	271,748	220,959
Net Asset Value Per Common Share	10.16	11.85	11.81	12.89	14.97
Common Shares Outstanding	21,039,242	21,039,242	21,087,574	21,087,574	14,762,574
Weighted Common Shares Outstanding – Basic and Diluted	21,039,242	21,060,351	21,087,574	19,699,796	13,173,822
Senior Securities Data:
Borrowings (B)	$100,012	$17,940	$83,350	$151,030	$144,440
Asset coverage ratio (C)	314%	1,419%	396%	279%	252%
Asset coverage per unit (D)	$3,144	$14,187	$3,963	$2,792	$2,524

(A)	Per share data for net (decrease) increase in net assets resulting from operations is based on the weighted average common stock outstanding for both basic and diluted.

(B)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.

(C)

As a BDC, we are generally required to maintain an asset coverage ratio of 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments. Asset coverage ratio is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(D)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Year Ended September 30,
	2011	2010	2009	2008	2007
Other Unaudited Data:
Number of Portfolio Companies at Year End	59	39	48	63	56
Average Size of Portfolio Company Investment at Cost	$6,488	$7,654	$7,592	$7,315	$6,353
Principal Amount of New Investments	110,903	23,245	24,911	176,550	261,700
Proceeds from Loan Repayments and Investments Sold	50,002	85,634	96,693	70,482	121,818
Weighted Average Yield on Investments (A)	11.16%	10.85%	10.07%	10.38%	12.39%
Total Return (B)	(33.77)	37.46	(30.94)	(13.90)	(4.40)

(A)	Weighted average yield on investments equals interest income on investments divided by the weighted average investment balance throughout the year.

(B)	Total return equals the (decrease) increase of the ending market value over the beginning market value plus monthly distributions divided by the monthly beginning market value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K. Except per share amounts, dollar amounts are in thousands unless otherwise indicated.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses in the United States that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, we may acquire from other funds existing loans that meet this profile. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”).

We seek to invest in small and medium-sized private U.S. businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest either by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

Business Environment

While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of the companies in which we have made investments, as well as those that we evaluate for investment, are impacted by these economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. We do not know when market conditions will continue to improve again or if adverse conditions will again intensify, and we do not know the full extent to which the economic downturn will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital.

Market conditions have affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. On November 11, 2011, the closing market price of our common stock was $8.44, a 16.9% discount to our September 30, 2011 NAV per share of $10.16. When our stock trades below NAV, as it has periodically traded for more than three years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 17, 2011, stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 17, 2012, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing the Credit Facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our line of credit. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.

The unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under the Credit Facility. Additionally, the Credit Facility contains covenants regarding the maintenance of certain minimum net worth requirements, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under the Credit Facility. As of September 30, 2011, we were in compliance with all of the Credit Facility covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, we believe that our recent public offering of Term Preferred Stock (discussed in detail further below in Equity Activity) increases our ability to make conservative investments in businesses that we believe will weather the current economic conditions and will be likely to produce attractive long-term returns for our stockholders.

Investment Highlights

During the fiscal year ended September 30, 2011, we extended $110.9 million in new debt and equity investments to 25 new portfolio companies, and we extended $25.4 million of investments to existing portfolio companies through revolver draws or additions to term notes. Also, during the fiscal year ended September 30, 2011, we exited five portfolio companies for aggregate proceeds of approximately $25.8 million, and we received scheduled and unscheduled contractual principal repayments of approximately $20.0 million from existing portfolio companies. Since our initial public offering in August 2001, we have made 306 different loans to, or investments in, 153 companies for a total of approximately $1.1 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the fiscal year ended September 30, 2011, we executed the following transactions with certain of our portfolio companies:

Purchases

•

During the year ended September 30, 2011, we extended $95.7 million of senior term or senior subordinated syndicated loan investments to 23 new portfolio companies and $15.2 million of investments to two new proprietary portfolio companies (North American Aircraft Services LLC and Westland Technologies, Inc.). In monitoring the market activity during the year ended September 30, 2011, we noted favorable syndicate loan marketplace conditions and consequently increased our investment in such loans. The majority of our senior syndicated loan investments occurred during the quarters ended March 31 and June 30, 2011.

Repayments and Exits

•

During the year ended September 30, 2011, 36 borrowers made principal repayments totaling $45.8 million in the aggregate, consisting of $16.6 million in unscheduled payoffs as well as $29.2 million in contractual amortization, revolver repayments and principal payments. Included in the principal payments were payoffs of four portfolio companies at par, Interfilm Holdings, Inc., Puerto Rico Cable Acquisition Company, Inc., Pinnacle Treatment Centers, Inc. and Airvana Network Solutions, Inc. Additionally, we sold one portfolio company, Finn Corporation, for $37 in net proceeds.

Workouts

•

In January 2011, we purchased common stock for $1.5 million from existing shareholders of Sunshine Media Holdings (“Sunshine Media”), a publisher of regional B2B trade magazines, which gave us a controlling interest in the company and resulted in the reclassification of the investment from Non-Control/Non-Affiliate to Control during the quarter ended March 31, 2011. Additionally, we have extended $1.3 million to Sunshine Media through revolver draws since January 2011.

•

In July 2011, we increased our investment in Viapack, Inc. (“Viapack”), a manufacturer of polyethylene film, by adding a line of credit facility and purchasing preferred equity; which gave us a controlling interest in the company and resulted in the reclassification of the investment from Non-Control/Non-Affiliate to Control during the quarter ended September 30, 2011. The facility had $1.6 million drawn as of September 30, 2011.

•

In August 2011, we restructured our loan to SCI Cable, Inc. (“SCI”), a cable, internet and voice services provider, through a UCC Article 9 sale. This resulted in a new control entity, Kansas Cable Holdings, Inc., obtaining certain of the assets of SCI and we recognized a realized loss of $1.3 million during the quarter ended September 30, 2011. Kansas Cable Holdings, Inc. replaced SCI on the Schedule of Investments and remains on non-accrual status as of September 30, 2011.

Refer to Note 14, “Subsequent Events” in the Consolidated Financial Statements included elsewhere in this Form 10-K for investment activity occurring subsequent to September 30, 2011.

Equity Activity

Term Preferred Stock Offering

On November 4, 2011, we completed an offering of 1.4 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share under a shelf registration statement on Form N-2 (File No. 333-162592), and pursuant to a prospectus dated July 15, 2011, as supplemented by a final prospectus supplement dated October 28, 2011, which was filed with the SEC on October 31, 2011. Net proceeds of the offering, after deducting underwriting discounts and estimated offering expenses borne by us were approximately $33.1 million and were used to repay a portion of outstanding borrowings under our line of credit. In connection with the offering, we also granted the underwriters an option, exercisable on or before November 27, 2011, to purchase an additional 210,000 shares of Term Preferred Stock from us on the same terms solely to cover over-allotments, if any. On November 14, 2011, the underwriters notified us of their intent to exercise their option to purchase an additional 139,882 shares of our Term Preferred Stock. Refer to Note 14, “Subsequent Events” in the Consolidated Financial Statements included elsewhere in this Form 10-K for discussion of the Term Preferred Stock offering.

Investment Strategy

Our strategy is to make loans at favorable interest rates to small and medium-sized U.S. businesses. Our loans typically range from $5 million to $20 million, although this investment size may vary proportionately as the size of our capital base changes, generally mature in no more than seven years and accrue interest at variable rates and to a lesser extent fixed rates. Because the majority of our portfolio loans consist of term debt of private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Accordingly, we cannot accurately predict what ratings these loans might receive if they were rated, and thus cannot determine whether or not they could be considered “investment grade” quality.

To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets. Interest payments are generally made monthly or quarterly with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest generally become due in no more than seven years.

Original issue discount (“OID”) arises when we extend a loan and receive an equity interest in the borrower at the same time, or purchase a loan at a discount to par. To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan, to the value of the equity. Then the amount allocated to the equity, the OID, must be amortized over the life of the loan. The amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a RIC under Subchapter M of the Code, whereas the cash is received, if at all, when the equity instrument is sold. As of September 30, 2011, we had 27 loans with OID income, as compared to four OID loans as of September 30, 2010. We increased the number of syndicated loan investments in our portfolio during 2011, which generally have an OID component. We recorded OID income of $0.2 million for the year ended September 30, 2011, as compared to $21 for the year ended September 30, 2010. The unamortized balance of OID investments as of September 30, 2011 and 2010 totaled $1.5 million and $0.3 million, respectively.

Some of our loans may contain a provision that calls for some portion of the interest payments to be deferred and added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”) interest and, when earned, we record PIK interest as interest income and add the PIK interest to the principal balance of the loans. We seek to avoid PIK interest with all potential investments under review. During the quarter ended June 30, 2011, our sole PIK investment was restructured and the PIK interest component was eliminated, therefore as of September 30, 2011, we had no investments that bore PIK interest, as compared to one investments with PIK interest as of September 30, 2010.

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

Our Adviser and Gladstone Securities, LLP (“Gladstone Securities”) a broker-dealer registered with the FINRA, each an affiliate of ours, receive fees for certain services they separately provide to certain of our portfolio companies. Such fees are generally paid directly to our Adviser or Gladstone Securities, as applicable. When our Adviser receives such fees, 50% of certain of those fees and 100% of others are credited against the base management fee that we pay to our Adviser. Gladstone Securities provides certain of our portfolio companies with investment banking and due diligence services; these fees do not impact the overall fees that we pay the Adviser.

Our Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fee. We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser. These fees are paid directly to us and are recognized as other income upon closing of the originated investment.

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

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer and has substantial experience in acquisitions and operations of companies., George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer and has extensive experience in leveraged finance. Gladstone Administration, LLC (the “Administrator”), an affiliate of our Adviser, employs our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; Gladstone Lending Corporation (“Gladstone Lending”), a private corporation that was formed to primarily invest in first and second lien term loans that has filed a registration statement on Form N-2 with the SEC, but which has not yet commenced operations; Gladstone Partners Fund, L.P., a private partnership fund formed primarily to co-invest with us and Gladstone Investment and Gladstone Land Corporation, a private agricultural real estate company. Excluding our chief financial officer, all of our executive officers serve as either directors or executive officers, or both, of our Adviser, our Administrator, Gladstone Commercial and Gladstone Investment. In the future, our Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds, both public and private.

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

We also pay our Adviser a two-part incentive fee under the Advisory Agreement. The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. The Adviser has not earned the capital gains-based portion of the incentive fee since our inception.

We pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

Beginning in April 2006, our Board of Directors has accepted from the Adviser, unconditional and irrevocable voluntarily waivers on a quarterly basis to reduce the annual 2.0% base management fee on senior syndicated loans to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. In addition to the base management and incentive fees under the Advisory Agreement, 50% of certain fees and 100% of others received by the Adviser from our portfolio companies are credited against the investment advisory fee and paid to the Adviser.

The Adviser services our loan portfolio, pursuant to a loan servicing agreement with our wholly-owned subsidiary Business Loan, in return for a 1.5% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under the Credit Facility.

On July 12, 2011, our Board of Directors approved the renewal of the Advisory Agreement with our Adviser through August 31, 2012. We expect that our Board of Directors will approve a further one year renewal in July 2012.

Administration Agreement

We entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average assets (the total assets at the beginning of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements. On July 12, 2011, our Board of Directors approved the renewal of this Administration Agreement through August 31, 2012. We expect that our Board of Directors will consider a further one year renewal in July 2012.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended September 30, 2011 to the Fiscal Year Ended September 30, 2010

	For the year ended September 30,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income
Portfolio	$32,636	$32,583	$53	0.2%
Cash	1	1	—	—
Notes receivable from employees	431	437	(6)	(1.4)

Total interest income	33,068	33,021	47	0.1
Other income	2,143	2,518	(375)	(14.9)

Total investment income	35,211	35,539	(328)	(0.9)

EXPENSES
Loan servicing fee	3,355	3,412	(57)	(1.7)
Base management fee	2,376	2,673	(297)	(11.1)
Incentive fee	4,598	1,823	2,775	152.2
Administration fee	729	807	(78)	(9.7)
Interest expense	2,676	4,390	(1,714)	(39.0)
Amortization of deferred financing fees	1,420	1,490	(70)	(4.7)
Professional fees	1,118	2,101	(983)	(46.8)
Compensation expense	—	245	(245)	NM
Other expenses	1,170	1,259	(89)	(7.1)

Expenses before credit from Adviser	17,442	18,200	(758)	(4.2)
Credit to fees from Adviser	(643)	(420)	(223)	53.1

Total expenses net of credit to fees	16,799	17,780	(981)	(5.5)

NET INVESTMENT INCOME	18,412	17,759	653	3.7

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(1,280)	(2,893)	1,613	(55.8)
Net unrealized (depreciation) appreciation on investments	(38,759)	2,317	(41,076)	NM
Net unrealized depreciation (appreciation) on borrowings	528	(789)	1,317	NM

Net loss on investments and borrowings	(39,511)	(1,365)	(38,146)	2,794.6

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(21,099)	$16,394	$(37,493)	NM

NM = Not Meaningful

Investment Income

Investment income for the year ended September 30, 2011 was $35.2 million as compared to $35.5 million for the year ended September 30, 2010. Interest income from our aggregate investment portfolio remained relatively unchanged year over year, although the last half of 2011 showed significant increases in interest income over the first half of 2011 due to the large number of new investments we made in the second half of fiscal 2011. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the year ended September 30, 2011 was approximately $292.9 million, compared to approximately $300.5 million for the prior year. We had a net increase of two portfolio companies with investments on non-accrual status as of September 30, 2011, as compared to September 30, 2010. As of September 30, 2011, eight investments were on non-accrual, for an aggregate of approximately $41.1 million at cost, or 10.8% of the aggregate cost of our investment portfolio. As of September 30, 2010, six investments were on non-accrual, for an aggregate of approximately $29.9 million at cost, or 10.0% of the aggregate cost of our investment portfolio.

The weighted average yield varies from year to year based on the current stated interest rate of interest-bearing investments. The weighted average yield was 11.2% for the year ended September 30, 2011 as compared to 10.9% for the prior year. The increase in the weighted average yield on our portfolio for the year ended September 30, 2011 resulted primarily from the repayment of loans with lower stated interest rates and the restructuring of certain loans into higher interest rate loans, partially offset by the purchase of syndicated loans, which generally bear lower interest rates than our existing proprietary debt investments.

Interest income from loans to certain employees of our Adviser, in connection with the exercise of employee stock options, decreased slightly, primarily as a result of significant repayments on the principal amounts in 2011. These decreases were offset almost entirely by increases in the interest rates on the loans due to the fact that certain significant loans were in default, triggering penalty interest provisions for all of fiscal 2011.

Other income decreased for the year ended September 30, 2011 as compared to the prior year, mainly due to decreases in success fees, which we recognize when payment is received. Success fees earned during the year ended September 30, 2011 totaled $1.0 million, which we received primarily from Interfilm Holdings, Inc. and Pinnacle Treatment Centers, Inc. for actual exits in 2011, and also from Westlake Hardware, Inc. as a prepaid success fee. In addition, we received $0.6 million from US Healthcare Communications, Inc. as a legal settlement in March 2011 that was recorded in other income. Success fees earned during the year ended September 30, 2010 totaled $1.9 million, which we received from ActivStyle Acquisition Co., Anitox Acquisition Co., Doe & Ingalls Management LLC, Tulsa Welding School and Visual Edge Technology, Inc. for actual exits and from Saunders & Associates and Northern Contours, Inc. as prepayments.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of September 30, 2011		Year Ended September 30, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Reliable Biopharmaceutical Holdings, Inc.	$25,295	8.3%	$3,090	8.8%
Westlake Hardware, Inc.	19,340	6.4	2,935	8.3
Midwest Metal Distribution, Inc.	17,184	5.7	2,242	6.4
Defiance Integrated Technologies, Inc.	15,039	5.0	888	2.5
CMI Acquisition, LLC	14,336	4.7	1,038	3.0

Subtotal—five largest investments	91,194	30.1	10,193	29.0
Other portfolio companies	211,753	69.9	24,586	69.8
Other non-portfolio company revenue	—	—	432	1.2

Total investment portfolio	$302,947	100.0%	$35,211	100.0%

	As of September 30, 2010		Year Ended September 30, 2010
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Sunshine Media, Inc.	$27,286	10.6%	$3,254	9.1%
Reliable Biopharmaceutical Holdings, Inc.	26,574	10.3	3,003	8.4
Westlake Hardware, Inc.	19,620	7.6	2,940	8.3
Midwest Metal Distribution, Inc.	15,539	6.0	2,127	6.0
Winchester Electronics Co.	12,508	4.9	1,589	4.5

Subtotal—five largest investments	101,527	39.4	12,913	36.3
Other portfolio companies	155,582	60.6	22,036	62.0
Other non-portfolio company revenue	—	—	590	1.7

Total investment portfolio	$257,109	100.0%	$35,539	100.0%

Operating Expenses

Operating expenses, net of credits from the Adviser for fees earned and voluntary irrevocable and unconditional waivers to the base management and incentive fees, decreased for the year ended September 30, 2011 as compared to the prior year. This reduction was primarily due to a decrease in interest expense incurred in connection with the Credit Facility and a decrease in professional fees, which were partially offset by an increase in the incentive fee.

The net base management fee decreased for the year ended September 30, 2011, as compared to the prior year, due to a decreased gross base management fee resulting from maintaining a smaller investment portfolio on average at fair value and from an increase in the credit we received against the base management fee for investments in senior syndicated loans, which increased in the year ended September 30, 2011. The base management fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Consolidated Financial Statements, and is summarized in the table below. Incentive fees increased for the year ended September 30, 2011, as compared to the prior year, primarily due to increased pre-incentive fee net investment income. The board of directors of our Adviser voluntarily, irrevocably and unconditionally waived a portion of the incentive fee for each of the years ended September 30, 2011 and 2010.

The base management fee, incentive fee and associated credits are computed quarterly and are summarized in the table below:

	Year Ended September 30,
	2011	2010
Average total assets subject to base management fee(A)	$286,550	$304,250
Multiplied by annual base management fee of 2%	2.0%	2.0%

Gross base management fee	5,731	6,085

Reduction for loan servicing fees(B)	(3,355)	(3,412)

Base management fee(B)	$2,376	$2,673

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(383)	(42)
Credit for fees received by Adviser from the portfolio companies	(239)	(213)

Credit to base management fee from Adviser	(622)	(255)

Net base management fee	$1,754	$2,418

Incentive fee(B)	$4,598	$1,823
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(21)	(165)

Net incentive fee	$4,577	$1,658

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(383)	$(42)
Credit for fees received by Adviser from portfolio companies	(239)	(213)
Incentive fee credit	(21)	(165)

Credit to base management and incentive fees from Adviser(B)	$(643)	$(420)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the applicable year.

(B)	Reflected, in total, as a line item on the Consolidated Statement of Operations located elsewhere in this report.

Interest expense decreased for the year ended September 30, 2011, as compared to the prior year, due primarily to decreased borrowing costs under the Credit Facility during the year ended September 30, 2011. The effective interest rate during the year ended September 30, 2011 was 6.0%, compared to an effective interest rate of 7.0% for the year ended September 30, 2010. The weighted average balance outstanding on the Credit Facility increased only slightly year over year from approximately $47.9 million during the year ended September 30, 2010, to approximately $49.2 million during the year ended September 30, 2011. On November 22, 2010, we amended the Credit Facility, resulting in a reduced interest rate on outstanding borrowings. In addition to the lower interest rate, the amendment removed the annual minimum earnings shortfall fee to the committed lenders. During 2011 we reversed $0.6 million of a minimum earnings shortfall fee which was recorded as a credit to interest expense.

Professional fees decreased by $1.0 million for the year ended September 30, 2011, as compared to the prior year, due primarily to a larger amount of legal fees incurred during the year ended September 30, 2010 in connection with the restructuring of certain troubled loans.

Compensation expense decreased for the year ended September 30, 2011 as compared to the prior year due to the conversion of stock option loans of two former employees of our Adviser from recourse to non-recourse loans during the year ended September 30, 2010. The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees upon exercise of the stock options in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, totaling $420. Since the value of the stock option loans totaled $665, we recorded compensation expense of $245 in fiscal 2010.

Realized Loss and Unrealized (Depreciation) Appreciation on Investments

Realized Losses

For the year ended September 30, 2011, we recorded a net realized loss on investments of $1.3 million, which resulted from a restructuring of one of our portfolio companies, SCI. For the year ended September 30, 2010, we recorded a net realized loss on investments of $2.9 million, which consisted of $4.3 million of losses from the sale of several syndicated loans, Gold Toe Investment Corp., Kinetek Acquisition Corp and Wesco Holdings, Inc., the Western Directories, Inc. write-off, and the CCS, LLC payoff, partially offset by a $1.4 million gain from the ACE Expediters Inc. payoff.

Unrealized (Depreciation) Appreciation

Net unrealized (depreciation) appreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. The net unrealized appreciation (depreciation) across our investments for the year ended September 30, 2011 was as follows:

Year Ended September 30, 2011
Portfolio Company	Investment Classification	Net Unrealized Appreciation (Depreciation)
Defiance Integrated Technologies, Inc.	Control	$5,992
Midwest Metal Distribution, Inc.	Control	1,637
KMBQ Corporation	Non-Control /Non-Affiliate	738
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	732	(A)
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	485
Sunshine Media Holdings	Control	(21,237	)(B)
Newhall Holdings, Inc.	Non-Control / Non-Affiliate	(9,339)
Viapack, Inc.	Control	(4,882	)(B)
Lindmark Acquisition, LLC	Control	(4,547)
GFRC Holdings LLC	Non-Control / Non-Affiliate	(1,668)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(975)
Heartland Communications Group	Non-Control / Non-Affiliate	(871)
Sunburst Media—Louisiana, LLC	Non-Control / Non-Affiliate	(847)
Access Television Network, Inc.	Non-Control / Non-Affiliate	(704)
International Junior Golf Training Acquisition Company	Non-Control / Non-Affiliate	(666)
Mood Media Corporation	Non-Control / Non-Affiliate	(553)
LocalTel, LLC	Control	(479)
BAS Broadcasting	Non-Control / Non-Affiliate	(411)
Vision Solutions, Inc.	Non-Control / Non-Affiliate	(355)
Westlake Hardware, Inc.	Non-Control / Non-Affiliate	(280)
Other, net (<$250)		(529)

	Total:	$(38,759)

(A)	Includes the reversal of $0.7 million in unrealized depreciation in connection with the payoff of the investment.

(B)	Reclassified from Non-Control/Non-Affiliate to Control investment during the year ended September 30, 2011 in connection with follow- on equity investments.

The largest driver of our net unrealized depreciation for the year ended September 30, 2011 was the depreciation in each of Sunshine Media Holdings and Newhall Holdings Inc., primarily due to diminished portfolio company performance and a decrease in certain comparable multiples, partially offset by appreciation in Defiance Integrated Technologies, Inc., which resulted from an improvement in portfolio company performance and in certain comparable multiples.

The net unrealized appreciation (depreciation) across our investments for the year ended September 30, 2010 was as follows:

Year Ended September 30, 2010
Portfolio Company	Investment Classification	Net Unrealized Appreciation (Depreciation)
Western Directories, Inc.	Control	$2,819	(A)
Visual Edge Technology, Inc.	Non-Control / Non-Affiliate	1,716	(B)
BAS Broadcasting	Non-Control / Non-Affiliate	1,114
Westlake Hardware, Inc.	Non-Control / Non-Affiliate	951
Clinton Holdings, LLC	Control	888
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	826
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	729
Defiance Integrated Technologies, Inc.	Control	727
Northern Contours, Inc.	Non-Control / Non-Affiliate	613
Pinnacle Treatment Centers, Inc.	Non-Control / Non-Affiliate	534
Kinetek Acquisition Corp.	Non-Control / Non-Affiliate	513
CCS, LLC	Non-Control / Non-Affiliate	505	(C)
Allison Publications, LLC	Non-Control / Non-Affiliate	426
Wesco Holdings, Inc.	Non-Control / Non-Affiliate	408
Gold Toe Investment Corp.	Non-Control / Non-Affiliate	280
Global Materials Technologies, Inc.	Non-Control / Non-Affiliate	259
Lindmark Acquisition, LLC	Control	(4,803)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(2,520)
LocalTel, LLC	Control	(1,381)
Finn Corporation	Non-Control / Non-Affiliate	(939)
KMBQ Corporation	Non-Control / Non-Affiliate	(807)
Sunburst Media – Louisiana, LLC	Non-Control / Non-Affiliate	(696)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(585)
BERTL, Inc.	Control	(390)
Precision Acquisitions Group Holdings, Inc.	Non-Control / Non-Affiliate	(337)
Sunshine Media Holdings	Non-Control / Non-Affiliate	(265)
Other, net (<$250)		1,732

	Total:	$2,317

(A)	Includes the reversal of $2.9 million in unrealized depreciation in connection with the write-off of the investment.

(B)	Includes the reversal of $1.7 million in unrealized depreciation in connection with payoff of the line of credit and senior subordinated term loan of Visual Edge Technology, Inc.

(C)	Includes the reversal of the unrealized depreciation in connection with the $0.3 million realized loss on the sale of CCS, LLC.

Excluding reversals, a general increase in our net unrealized depreciation for the year ended September 30, 2010 was experienced by our Control investments, partially offset by increased unrealized appreciation in our Non-Control/Non-Affiliate portfolio of debt holdings, based on increases in market comparables and improved portfolio company performance.

Our investment portfolio depreciated during the year ended September 30, 2011, generally due to a decrease in certain comparable multiples and the performance of some of our portfolio companies used to estimate the fair value of our investments. Our entire portfolio was fair valued at 79.1% of cost as of September 30, 2011 and 86.2% of cost as of September 30, 2010. The cumulative unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation (Appreciation) on Borrowings

We elected to apply the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 825, “Financial Instruments,” which requires that we apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Credit Facility was fair valued at $100.0 million and $17.9 million as of September 30, 2011 and 2010, respectively. As a result, we recorded net unrealized depreciation (appreciation) of $0.5 million and ($0.8) million for the years ended September 30, 2011 and 2010, respectively.

Net (Decrease) Increase in Net Assets from Operations

For the year ended September 30, 2011, we realized a net decrease in net assets resulting from operations of $21.1 million as a result of the factors discussed above. For the year ended September 30, 2010, we realized a net increase in net assets resulting from operations of $16.4 million. Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the years ended September 30, 2011 and 2010 were ($1.00) and $0.78, respectively.

Comparison of the Fiscal Year Ended September 30, 2010 to the Fiscal Year Ended September 30, 2009

	For the year ended September 30,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income
Portfolio	$32,583	$41,680	$(9,097)	(21.8)%
Cash	1	11	(10)	(90.9)
Notes receivable from employees	437	468	(31)	(6.6)

Total interest income	33,021	42,159	(9,138)	(21.7)
Other income	2,518	459	2,059	448.6

Total investment income	35,539	42,618	(7,079)	(16.6)

EXPENSES
Loan servicing fee	3,412	5,620	(2,208)	(39.3)
Base management fee	2,673	2,005	668	33.3
Incentive fee	1,823	3,326	(1,503)	(45.2)
Administration fee	807	872	(65)	(7.5)
Interest expense	4,390	7,949	(3,559)	(44.8)
Amortization of deferred financing fees	1,490	2,778	(1,288)	(46.4)
Professional fees	2,101	1,586	515	32.5
Compensation expense	245	—	245	NM
Other expenses	1,259	1,131	128	11.3

Expenses before credit from Adviser	18,200	25,267	(7,067)	(28.0)
Credit to fees from Adviser	(420)	(3,680)	3,260	(88.6)

Total expenses net of credit to fees	17,780	21,587	(3,807)	(17.6)

NET INVESTMENT INCOME	17,759	21,031	(3,272)	(15.6)

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(2,893)	(26,411)	23,518	(89.0)
Net unrealized appreciation on investments	2,317	9,513	(7,196)	(75.6)
Realized loss on settlement of derivative	—	(304)	304	(100.0)
Net unrealized appreciation on derivative	—	304	(304)	(100.0)
Net unrealized appreciation on borrowings	(789)	(350)	(439)	125.4

Net loss on investments, derivative and borrowings	(1,365)	(17,248)	15,883	(92.1)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,394	$3,783	$12,611	333.4%

NM = Not Meaningful

Investment Income

Investment income for the year ended September 30, 2010 was $35.5 million as compared to $42.6 million for the year ended September 30, 2009. Interest income from our aggregate investment portfolio decreased for the year ended September 30, 2010 as compared to the prior year. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the year ended September 30, 2010 was approximately $300.5 million, compared to approximately $413.9 million for the year ended September 30, 2009. The weighted average yield varies from year to year based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased primarily due to the overall reduction in the cost basis of our investments, resulting primarily from the exit of 12 investments during the year ended September 30, 2010. The weighted average yield on our portfolio was 10.8% for the year ended September 30, 2010 as compared to 10.1% for the prior year. As of September 30, 2010, six investments were on non-accrual, for an aggregate of approximately $29.9 million at cost, or 10.0% of the aggregate cost of our investment portfolio, and as of September 30, 2009, five investments were on non-accrual, for an aggregate of approximately $10.0 million at cost, or 2.8% of the aggregate cost of our investment portfolio.

Interest income from loans to employees, in connection with the exercise of employee stock options, decreased slightly for the year ended September 30, 2010 as compared to the prior year due to principal payments on the employee loans during the year ended September 30, 2010. In addition, during the year ended September 30, 2010, $0.5 million of an employee stock option loan to a former employee of the Adviser was transferred from notes receivable – employees to other assets in connection with the termination of her employment with the Adviser and the later amendment of the loan. The interest on the loan from the time the employee stopped working for the Adviser is included in other income on the accompanying Consolidated Statement of Operations.

Other income increased for the year ended September 30, 2010 as compared to the prior year. Other income includes success fees as well as prepayment fees received upon the full repayment of certain loan investments ahead of contractual maturity and prepayment fees received upon the early unscheduled principal repayments, which was based on a percentage of the outstanding principal amount of the loan at the date of prepayment. Success fees earned during the year ended September 30, 2010 totaled $1.9 million, which we received from ActivStyle Acquisition Co., Anitox Acquisition Co., Doe & Ingalls Management LLC, Saunders & Associates, Northern Contours, Inc., Tulsa Welding School and Visual Edge Technology, Inc. Success fees earned during the year ended September 30, 2009 totaled $0.4 million, which we received from ActivStyle Acquisition Co., Interfilm Holdings, Inc. and It’s Just Lunch.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of September 30, 2010		Year Ended September 30, 2010
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Sunshine Media, Inc.	$27,286	10.6%	$3,254	9.1
Reliable Biopharmaceutical Holdings, Inc.	26,574	10.3	3,003	8.4
Westlake Hardware, Inc.	19,620	7.6	2,940	8.3
Midwest Metal Distribution, Inc.	15,539	6.0	2,127	6.0
Winchester Electronics Co.	12,508	4.9	1,589	4.5

Subtotal—five largest investments	101,527	39.4	12,913	36.3
Other portfolio companies	155,582	60.6	22,036	62.0
Other non-portfolio company revenue	—	—	590	1.7

Total investment portfolio	$257,109	100.0%	$35,539	100.0%

	As of September 30, 2009		Year Ended September 30, 2009
Company	Fair Value	% of Portfolio	Investment income	% of Total Investment Income
Reliable Biopharmaceutical Holdings, Inc.	$26,996	8.4%	$3,073	7.2%
Sunshine Media, Inc.	25,951	8.1	3,352	7.9
Westlake Hardware, Inc.	23,669	7.3	2,417	5.7
VantaCore	13,589	4.2	1,696	4.0
GFRC Holdings LLC	12,882	4.0	1,417	3.3

Subtotal—five largest investments	103,087	32.0	11,955	28.1
Other portfolio companies	217,882	68.0	30,184	70.8
Other non-portfolio company revenue	—	—	479	1.1

Total investment portfolio	$320,969	100.0%	$42,618	100.0%

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

The base management fee (which is net of loan servicing fees) increased for the year ended September 30, 2010 as compared to the prior year. However, the gross management fee (consisting of the loan servicing fees plus the base management fee) decreased from the prior year. The gross management fee decreased due to fewer total assets held during the year ended September 30, 2010. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Consolidated Financial Statements. The incentive fee decreased for the year ended September 30, 2010 as compared to the prior year. The board of our Adviser voluntarily, irrevocably and unconditionally waived a portion of the incentive fee for the year ended September 30, 2010 and the entire incentive fee for the year ended September 30, 2009.

The incentive fee and associated credits are summarized in the table below:

	Year Ended September 30,
	2010	2009
Average total assets subject to base management fee(A)	$304,250	$381,250
Multiplied by annual base management fee of 2%	2.0%	2.0%

Gross base management fee	6,085	7,625

Reduction for loan servicing fees(B)	(3,412)	(5,620)

Base management fee(B)	$2,673	$2,005

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(42)	(265)
Credit for fees received by Adviser from the portfolio companies	(213)	(89)

Credit to base management fee from Adviser	(255)	(354)

Net base management fee	$2,418	$1,651

Incentive fee(B)	$1,823	$3,326
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(165)	(3,326)

Net incentive fee	$1,658	$—

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(42)	$(265)
Credit for fees received by Adviser from portfolio companies	(213)	(89)
Incentive fee credit	(165)	(3,326)

Credit to base management and incentive fees from Adviser(B)	$(420)	$(3,680)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the applicable year.

(B)	Reflected, in total, as a line item on the Consolidated Statement of Operations located elsewhere in this report.

Interest expense decreased for the year ended September 30, 2010 as compared to the prior year due primarily to decreased borrowings under our line of credit during the year ended September 30, 2010. The balance for the year ended September 30, 2010 included $0.6 million of the minimum earnings shortfall fee that was accrued as of September 30, 2010.

Amortization of deferred financing fees decreased for the year ended September 30, 2010 as compared to the prior year due to significant one-time costs related to the termination of our prior credit facility and transition to the Credit Facility, as previously defined, resulting in increased amortization of deferred financing fees during the year ended September 30, 2009 as compared to the year ended September 30, 2010.

Compensation expense increased for the year ended September 30, 2010 as compared to the prior year due to the conversion of stock option loans of two former employees from recourse to non-recourse loans. The conversions were non-cash transactions and were accounted for as repurchases of the shares previously received by the employees upon exercise of the stock options in exchange for the non-recourse notes. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, totaling $0.4 million. Since the value of the stock option loans totaled $0.7 million, we recorded compensation expense of $0.3 million.

Professional fees increased for the year ended September 30, 2010 as compared to the prior year, due primarily to an increase in legal fees incurred in connection with the restructuring of certain troubled loans.

Realized Loss and Unrealized Appreciation (Depreciation) on Investments

Realized Losses

For the year ended September 30, 2010, we recorded a net realized loss on investments of $2.9 million, which consisted of $4.3 million of losses from three syndicated loan sales (Gold Toe Investment Corp., Kinetek Acquisition Corp. and Wesco Holdings, Inc.), the Western Directories, Inc. write-off, and the CCS, LLC payoff, offset by a $1.4 million gain from the ACE Expediters, Inc. payoff. For the year ended September 30, 2009, we recorded a net realized loss on investments of $26.4 million, which consisted of $15.0 million of losses from the sale of several syndicated loans and one non-syndicated loan, a $9.4 million write-off of the Badanco Acquisition Corp. loan, and a $2.0 million write-off of a portion of the Greatwide Logistics Services, Inc. second lien syndicated loan.

Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. The net unrealized appreciation (depreciation) across our investments for the year ended September 30, 2010 was as follows:

Year Ended September 30, 2010
Portfolio Company	Investment Classification	Net Unrealized Appreciation (Depreciation)
Western Directories, Inc.	Control	$2,819	(A)
Visual Edge Technology, Inc.	Non-Control / Non-Affiliate	1,716	(B)
BAS Broadcasting	Non-Control / Non-Affiliate	1,114
Westlake Hardware, Inc.	Non-Control / Non-Affiliate	951
Clinton Holdings, LLC	Control	888
WP Evenflo Group Holdings, Inc.	Non-Control / Non-Affiliate	826
Puerto Rico Cable Acquisition Company, Inc.	Non-Control / Non-Affiliate	729
Defiance Integrated Technologies, Inc.	Control	727
Northern Contours, Inc.	Non-Control / Non-Affiliate	613
Pinnacle Treatment Centers, Inc.	Non-Control / Non-Affiliate	534
Kinetek Acquisition Corp.	Non-Control / Non-Affiliate	513
CCS, LLC	Non-Control / Non-Affiliate	505	(C)
Allison Publications, LLC	Non-Control / Non-Affiliate	426
Wesco Holdings, Inc.	Non-Control / Non-Affiliate	408
Gold Toe Investment Corp	Non-Control / Non-Affiliate	280
Global Materials Technologies, Inc.	Non-Control / Non-Affiliate	259
Lindmark Acquisition, LLC	Control	(4,803)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(2,520)
LocalTel, LLC	Control	(1,381)
Finn Corporation	Non-Control / Non-Affiliate	(939)
KMBQ Corporation	Non-Control / Non-Affiliate	(807)
Sunburst Media – Louisiana, LLC	Non-Control / Non-Affiliate	(696)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(585)
BERTL, Inc.	Control	(390)
Precision Acquisitions Group Holdings, Inc.	Non-Control / Non-Affiliate	(337)
Sunshine Media Holdings	Non-Control / Non-Affiliate	(265)
Other, net (<$250)		1,732

	Total:	$2,317

(A)	Includes the reversal of $2.9 million in unrealized depreciation in connection with the write-off of the investment.

(B)	Includes the reversal of $1.7 million in unrealized depreciation in connection with payoff of the line of credit and senior subordinated term loan of Visual Edge Technology, Inc.

(C)	Includes the reversal of the unrealized depreciation in connection with the $0.3 million realized loss on the sale of CCS, LLC.

The unrealized appreciation (depreciation) across our investments for the year ended September 30, 2009 was as follows:

Year Ended September 30, 2009
Portfolio Company	Investment Classification	Net Unrealized Appreciation (Depreciation)
Greatwide Logistics Services, Inc.	Non-Control / Non-Affiliate	$2,485
It’s Just Lunch International, LLC	Non-Control / Non-Affiliate	2,175
Defiance Integrated Technologies, Inc.	Non-Control / Non-Affiliate	1,925
Harrington Holdings, Inc.	Non-Control / Non-Affiliate	1,521
Sunshine Media Holdings	Non-Control / Non-Affiliate	1,327
Reliable Biopharmaceutical Holdings, Inc.	Non-Control / Non-Affiliate	1,067
Ace Expediters, Inc.	Non-Control / Non-Affiliate	897
Westlake Hardware, Inc.	Non-Control / Non-Affiliate	869
RedPrairie Holding, Inc	Non-Control / Non-Affiliate	847
Badanco Acquisition Corp.	Non-Control / Non-Affiliate	662
Emdeon Business Services, Inc.	Non-Control / Non-Affiliate	623
Newhall Holdings, Inc.	Non-Control / Non-Affiliate	562
Bresnan Communications, LLC	Non-Control / Non-Affiliate	535
Sunburst Media – Louisiana, LLC	Non-Control / Non-Affiliate	535
Winchester Electronics	Non-Control / Non-Affiliate	525
LocalTel, LLC	Control	496
Anitox Acquisition Company	Non-Control / Non-Affiliate	444
John Henry Holdings, Inc.	Non-Control / Non-Affiliate	400
ActivStyle Acquisition Co.	Non-Control / Non-Affiliate	380
Visual EdgeTechnology, Inc.	Non-Control / Non-Affiliate	359
International Junior Golf Training Acquisition Company	Non-Control / Non-Affiliate	299
AKQA Holdings	Non-Control / Non-Affiliate	293
CHG Companies, Inc.	Non-Control / Non-Affiliate	292
Doe & Ingalls Management LLC	Non-Control / Non-Affiliate	265
RCS Management Holding Co.	Non-Control / Non-Affiliate	259
Clinton Holdings, LLC	Non-Control / Non-Affiliate	(3,012)
BAS Broadcasting	Non-Control / Non-Affiliate	(1,831)
Western Directories, Inc.	Control	(1,165)
SCI Cable, Inc.	Non-Control / Non-Affiliate	(948)
KMBQ Corporation	Non-Control / Non-Affiliate	(853)
Legend Communications of Wyoming LLC	Non-Control / Non-Affiliate	(816)
US Healthcare Communications, Inc.	Control	(768)
Heartland Communications Group, LLC	Non-Control / Non-Affiliate	(678)
Global Materials Technologies, Inc.	Non-Control / Non-Affiliate	(395)
WP Evenflo Group Holdings Inc.	Non-Control / Non-Affiliate	(394)
Finn Corporation	Non-Control / Non-Affiliate	(354)
Lindmark Acquisition, LLC	Non-Control / Non-Affiliate	(324)
Northern Contours, Inc.	Non-Control / Non-Affiliate	(319)
Other, net (<$250)		1,328

	Total:	$9,513

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

Realized Loss and Unrealized Appreciation on Derivative

For the year ended September 30, 2009, we realized a loss of $0.3 million due to the expiration of an interest rate cap in February 2009. In addition, we recorded unrealized appreciation on derivative of $0.3 million, which resulted from the reversal of previously recorded unrealized depreciation when the loss was realized during the year.

Net Unrealized Appreciation on Borrowings

Net unrealized appreciation on borrowings is the net change in the fair value of our line of credit borrowings during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. The net unrealized appreciation on borrowings for the years ended September 30, 2010 and 2009 were $0.8 million and $0.4 million, respectively. The Credit Facility was fair valued at $17.9 million and $83.4 million as of September 30, 2010 and 2009, respectively.

Net Increase in Net Assets from Operations

For the year ended September 30, 2010, we realized a net increase in net assets resulting from operations of $16.4 million as a result of the factors discussed above. For the year ended September 30, 2009, we realized a net increase in net assets resulting from operations of $3.8 million. Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the years ended September 30, 2010 and 2009 were $0.78 and $0.18, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the year ended September 30, 2011 was $68.4 million and consisted primarily of purchases of investments, partially offset by principal repayments on investments. Net cash provided by operating activities for the year ended September 30, 2010 was $86.5 million and consisted primarily of principal repayments on investments partially offset by purchase of investments. For the year ended September 30, 2009, net cash provided by operating activities of $95.5 million consisted of principal repayments on investments and proceeds from the sale of several senior syndicated loans, partially offset by purchase of investments.

As of September 30, 2011, we had investments in debt securities, or loans to or syndicated participations in, 59 private companies with an aggregate cost basis of $382.8 million. As of September 30, 2010, we had investments in debt securities, or loans to or syndicated participations in, 39 private companies with an aggregate cost basis of $298.2 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2011 and 2010:

	Year Ended September 30,
	2011	2010
Beginning investment portfolio at fair value	$257,109	$320,969
New investments	110,903	10,580
Disbursements to existing portfolio companies	25,351	11,950
Principal repayments (including repayment of PIK)	(45,835)	(82,566)
Proceeds from sales	(4,167)	(3,119)
Increase in investment balance due to PIK	12	67
Increase in investment balance due to rolled-over interest	204	1,230
Loan impairment / contra-investment	715	(715)
Net unrealized (depreciation) appreciation (A)	(38,759)	2,317
Net realized loss	(1,119)	(2,893)
Amortization of premiums and discounts	(1,467)	(711)

Ending investment portfolio at fair value	$302,947	$257,109

(A)	Includes the reversal of unrealized depreciation due to investment exits for the years ended September 30, 2011 and 2010 of $4.0 million and $6.4 million, respectively.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2011.

Fiscal Year Ending September 30,	Amount
2012	$60,817
2013	131,377
2014	35,172
2015	32,272
2016	72,363
Thereafter	43,868

Total contractual repayments	$375,869
Investment in equity securities	9,184
Adjustments to cost basis on debt securities	(2,238)

Total cost basis of investments held at September 30, 2011:	$382,815

Financing Activities

Net cash provided by financing activities for the fiscal year ended September 30, 2011 was $67.4 million and mainly consisted of net borrowings on the Credit Facility of $82.6 million, net of distribution payments to stockholders of $17.7 million.

Net cash used in financing activities for the fiscal year ended September 30, 2010 was $84.0 million and primarily consisted of net payments on the Credit Facility of $66.2 million, net of distribution payments to stockholders of $17.7 million.

Net cash used in financing activities for the fiscal year ended September 30, 2009 was $96.7 million and mainly consisted of net payments on the Credit Facility of $68.0 million, net of distribution payments to stockholders of $26.6 million.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each month during the years ended September 30, 2011 and 2010. From October 2008 through March 2009 and from April 2009 through September 2009, we declared and paid monthly cash distributions of $0.14 and $0.07 per common share, respectively.

For the year ended September 30, 2011, our distribution payments were approximately $17.7 million. We declared these distributions based on our estimates of net investment income for the fiscal year.

Section 19(a) Disclosure

Our Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also send to our registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on U.S. GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Following the calendar year end, after definitive information has been determined by us, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to our stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

Equity

On October 20, 2009, we filed a registration statement (the “Registration Statement”) on Form N-2 (File No. 333-162592) that was amended on December 9, 2009 and which the SEC declared effective on January 28, 2010. Post-effective amendments to such registration statement were filed and it was declared effective by the SEC on July 15, 2011. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. To date, under the Registration Statement, we have issued $35.0 million in Term Preferred Stock pursuant to the Registration Statement, have granted the underwriters an option to purchase another $5.3 million of Term Preferred Stock, and have entered into an agreement described in greater detail below, to potentially issue up to 2.0 million shares of common stock from time to time in the future.

On November 4, 2011, we completed an offering of 1.4 million shares of Term Preferred Stock at a price of $25.00 per share pursuant to the Registration Statement. Net proceeds of the offering, after deducting underwriting discounts and estimated offering expenses borne by us were approximately $33.1 million and were used to repay a portion of outstanding borrowings under our line of credit. We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. The Term Preferred Stock will be recorded as a liability in accordance with GAAP and as such will affect our asset coverage, exposing us to additional leverage risks. No preferred stock had been issued as of September 30, 2011.

On May 17, 2010, the Company and the Adviser entered into an equity distribution agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which we may, from time to time, issue and sell through the Agent, as sales agent, up to 2.0 million shares (the “Shares”) of our common stock, par value $0.001 per share, based upon instructions from the Company (including, at a minimum, the number of shares to be offered, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the Nasdaq Global Select Market in accordance with Rule 153 under the Securities Act of 1933, as amended, or such other sales of the Shares as shall be agreed by the Company and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares for amounts of Shares sold pursuant to the Agreement. To date, we have not issued any shares pursuant to this Agreement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV, as it has consistently traded for most of the last 18 months, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per share, other than to our then existing stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of September 30, 2011, our NAV per share was $10.16 and as of November 11, 2011 our closing market price was $8.44 per share. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of our regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 17, 2011, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008. At the upcoming annual stockholders meeting scheduled for February 16, 2012, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

Revolving Credit Facility

On March 15, 2010, we, through Business Loan, entered into a fourth amended and restated credit agreement, which provides for a $127.0 million revolving line of credit arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent. Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $202.0 million through the addition of other committed lenders to the facility. On November 22, 2010 (the “Amendment Date”), we amended the Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at a 30-day LIBOR subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of the Amendment Date, advances under the Credit Facility bear interest at a 30-day LIBOR or commercial paper rate subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, we are no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. During the quarter ended December 31, 2010, we reversed the projected annual minimum earnings shortfall fee of $0.6 million that had been accrued as of September 30, 2010. We paid a $0.7 million fee in connection with the November 2010 amendment.

In August 2011, the Credit Facility was expanded by $10.0 million, which resulted in a $137.0 million line of credit. All other terms of the existing line of credit remained the same.

The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, we will be required to use all principal collections from our loans to pay outstanding principal on the Credit Facility.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Keybank as custodian. Keybank, who also serves as the trustee of the account, generally remits the collected funds to us once a month.

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended September 30, 2011 and 2010. Business Loan is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net of $200.0 million plus 50.0% of all equity and subordinated debt raised after May 15, 2009, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. The facility requires a minimum of 20 obligors in the borrowing base and as of September 30, 2011, Business Loan had 42 obligors. As of September 30, 2011, we were in compliance with all of the facility covenants

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2011, we were not party to any signed commitments for potential investments. However, we have lines of credit and capital commitments with certain of our portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates and we expects many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused and uncalled commitments as of September 30, 2011 and 2010 to be minimal.

In addition to the lines of credit and capital commitments with our portfolio companies, we, from time to time, have also extended certain guaranties on behalf of some our portfolio companies. As of September 30, 2011, there were no outstanding guaranties.

As described above, in November 2011, we completed the offering of 1.4 million shares of Term Preferred Stock. The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.5 million per year). Additionally, in accordance with the terms of the Term Preferred Stock, we will be obligated to redeem these shares for cash on December 31, 2016 (and, in certain circumstances, potentially earlier). The aggregate redemption amount will be $35.0 million, plus any accumulated and unpaid dividends through the redemption date. Additionally, until November 27, 2011, the underwriters for the offering have an option to purchase an additional 210,000 shares of Term Preferred Stock to cover over-allotments, if any. On November 14, 2011, the underwriters notified us of their intent to exercise their option to purchase an additional 139,882 shares of our Term Preferred Stock. If this option is exercised in full, our annual dividend obligations on the Term Preferred Stock would increase to approximately $2.9 million and the aggregate redemption amount of the Term Preferred Stock, exclusive of any accumulated and unpaid dividends, would increase to $40.3 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could materially differ from those estimates. We have identified our investment valuation process, as our most critical accounting policy.

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

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments. When these specific third-party appraisals are engaged or accepted, we would use estimates of value provided by such appraisals and our own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities, as of the measurement date, to value the investment we have in that business.

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

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price. In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable. If we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the IBP offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or DCF. The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of September 30, 2011, we believe that the indicative bid prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that there is reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “-—Credit Information,” the risk ratings of the loans described below under “-—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the board assessment our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Consolidated Schedule of Investments included in our accompanying Consolidated Financial Statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach. For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820-10 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly-traded securities; and

•	DCF or other pertinent factors.

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

(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820-10, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

(4)	Portfolio investments comprised of non-publicly-traded non-control equity securities of other funds: We value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund.

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

Valuation Considerations: From time to time, depending on certain circumstances, the Adviser may use the following valuation considerations, including but not limited to:

•	the nature and realizable value of the collateral;

•	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

•	the markets in which the portfolio company does business;

•	the comparison to publicly-traded companies; and

•	DCF and other relevant factors.

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

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a 10 on our scale is equal to a BBB on an NRSRO scale.

Company’s System	First NRSRO	Second NRSRO	Description(A)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
<1	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(A)

The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2011, three Non-Control/Non-Affiliate investment and five Control investments were on non-accrual with an aggregate cost basis of approximately $41.1 million, or 10.8% of the cost basis of all investments in the Company’s portfolio, and an aggregate fair value of approximately $5.3 million, or 1.7% of the fair value of all investments in the Company’s portfolio. At September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all investments in the Company’s portfolio, and an aggregate fair value of approximately $8.7 million, or 3.4% of the fair value of all investments in the Company’s portfolio. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2011 and 2010, representing approximately 70.0% and 93.2%, respectively, of all loans in our portfolio at fair value at the end of each year:

	As of September 30,
Rating	2011	2010
Highest	9.0	10.0
Average	5.5	6.1
Weighted Average	5.9	5.9
Lowest	1.0	1.0

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. At September 30, 2011 and 2010, these loans represented 6.3% and 2.5%, respectively, at fair value of all loans in our portfolio at the end of each year:

	As of September 30,
Rating	2011	2010
Highest	7.0	7.0
Average	5.0	7.0
Weighted Average	5.0	7.0
Lowest	4.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2011 and 2010, representing approximately 23.7% and 4.3%, respectively, at fair value of all loans in our portfolio at fair value at the end of each year:

As of September 30,
Rating	2011	2010
Highest	B+/B1	B+/B2
Average	B/B2	B+/B2
Weighted Average	B/B2	B+/B2
Lowest	NR/Caa2	B2

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

In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute, during each calendar year, an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains from preceding years that were not distributed during such years. Under the RIC Modernization Act (the “RIC Act”), for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains income has been raised to 98.2%. Additionally, under the RIC Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the previous regulation.

We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. However, starting January 1, 2011, the tax characterization of the success fee amount was and will be treated as ordinary income. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2011, three Non-Control/Non-Affiliate investment and five Control investments were on non-accrual with an aggregate cost basis of approximately $41.1 million, or 10.8% of the cost basis of all investments in the Company’s portfolio, and an aggregate fair value of approximately $5.3 million, or 1.7% of the fair value of all investments in the Company’s portfolio. At September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all investments in the Company’s portfolio, and an aggregate fair value of approximately $8.7 million, or 3.4% of the fair value of all investments in the Company’s portfolio.

As of September 30, 2011, we had 27 original issue discount (“OID”) loans, as compared to four OID loans as of September 30, 2010. We increased the number of syndicated loan investments in our portfolio during 2011, which generally have an OID component. We recorded OID income of $0.2 million for the year ended September 30, 2011, as compared to $21 for the year ended September 30, 2010. The unamortized balance of OID investments as of September 30, 2011 totaled $1.5 million.

As of September 30, 2011 we had no loans outstanding with a PIK interest component compared to one loans as of September 30, 2010. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $12 for the year ended September 30, 2011, as compared to $67 for the year ended September 30, 2010.

We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. We transferred past due interest to the principal balance of $0.2 million for the year ended September 30, 3011, as compared to $1.2 million for the year ended September 30, 2010.

Other Income Recognition

Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in the accompanying Consolidated Statements of Operations. We recorded $1.0 million of success fees during the year ended September 30, 2011, which resulted from the exits of Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc and the prepayment of success fees from Westlake Hardware, Inc. During the year ended September, 2010, we received $1.9 million in success fees from the exits of ActivStyle Acquisition Co., Saunders & Associates, Visual Edge Technology, Inc., Tulsa Welding School, and the prepayment of success fees from Doe & Ingalls Management LLC and Northern Contours, Inc.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% made at variable rates. As of September 30, 2011, our portfolio consisted of the following:

86.0%	variable rates with a floor
6.3%	variable rates without a floor or ceiling
7.7%	fixed rates

100.0%	total

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

Basis Point Change (a)	Increase in Interest Income	Increase in Interest Expense	Net Increase in Net Assets Resulting from Operations
Up 300 basis points	$2,825	$1,729	$1,096
Up 200 basis points	985	735	250
Up 100 basis points	149	—	149

(a)	As of September 30, 2011, our effective average LIBOR was 0.24%; thus, a 100 basis point decrease could not occur.

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

We may also experience risk associated with investing in securities of companies with foreign operations. We currently do not anticipate investing in debt or equity of foreign companies, however, some potential portfolio companies may have operations located outside the U.S. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 14, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at September 30, 2011, by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

November 14, 2011

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30,
	2011	2010
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (Cost of $288,266 and $244,140, respectively)	$257,302	$223,737
Control investments (Cost of $94,549 and $54,076, respectively)	45,645	33,372

Total investments (Cost of $382,815 and $298,216, respectively)	302,947	257,109
Cash	6,732	7,734
Interest receivable – investments in debt securities	3,066	2,648
Interest receivable – employees (A)	—	104
Due from custodian	2,547	255
Deferred financing fees	650	1,266
Prepaid assets	996	799
Other assets	686	603

TOTAL ASSETS	$317,624	$270,518

LIABILITIES
Borrowings at fair value (Cost of $99,400 and $16,800, respectively)	$100,012	$17,940
Accounts payable and accrued expenses	513	752
Interest payable	289	693
Fee due to Administrator (A)	194	267
Fees due to Adviser (A)	1,760	673
Other liabilities	1,135	947

TOTAL LIABILITIES	103,903	21,272

NET ASSETS	$213,721	$249,246

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized and 21,039,242 shares issued and outstanding at September 30, 2011 and 2010	$21	$21
Capital in excess of par value	326,913	326,935
Notes receivable – employees (A)	(3,858)	(7,103)
Cumulative net unrealized depreciation on investments	(79,867)	(41,108)
Cumulative net unrealized appreciation on borrowings	(612)	(1,140)
Underdistributed (overdistributed) net investment income	108	(1,103)
Accumulated net realized losses	(28,984)	(27,256)

TOTAL NET ASSETS	$213,721	$249,246

NET ASSETS PER COMMON SHARE	$10.16	$11.85

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended September 30,
	2011	2010	2009
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$27,497	$29,938	$40,747
Control investments	5,139	2,645	933
Cash	1	1	11
Notes receivable from employees (A)	431	437	468

Total interest income	33,068	33,021	42,159

Other income
Non-Control/Non-Affiliate investments	1,518	2,518	459
Control investments	625	—	—

Total investment income	35,211	35,539	42,618

EXPENSES
Loan servicing fee (A)	3,355	3,412	5,620
Base management fee (A)	2,376	2,673	2,005
Incentive fee (A)	4,598	1,823	3,326
Administration fee (A)	729	807	872
Interest expense	2,676	4,390	7,949
Amortization of deferred financing fees	1,420	1,490	2,778
Professional fees	1,118	2,101	1,586
Compensation expense (A)	—	245	—
Other expenses	1,170	1,259	1,131

Expenses before credits from Adviser	17,442	18,200	25,267
Credit to fees from Adviser (A)	(643)	(420)	(3,680)

Total expenses net of credits to fees	16,799	17,780	21,587

NET INVESTMENT INCOME	18,412	17,759	21,031

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(1,280)	(2,893)	(26,411)
Net unrealized (depreciation) appreciation on investments	(38,759)	2,317	9,513
Realized loss on settlement of derivative	—	—	(304)
Net unrealized appreciation on derivative	—	—	304
Net unrealized depreciation (appreciation) on borrowings	528	(789)	(350)

Net loss on investments, derivative and borrowings	(39,511)	(1,365)	(17,248)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(21,099)	$16,394	$3,783

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and Diluted	$(1.00)	$0.78	$0.18

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and Diluted	21,039,242	21,060,351	21,087,574
(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2011	2010	2009
Operations:
Net investment income	$18,412	$17,759	$21,031
Net loss on sale of investments	(1,280)	(2,893)	(26,411)
Net unrealized (depreciation) appreciation on investments	(38,759)	2,317	9,513
Realized loss on settlement of derivative	—	—	(304)
Net unrealized appreciation on derivative	—	—	304
Net unrealized depreciation (appreciation) on borrowings	528	(789)	(350)

Net (decrease) increase in net assets from operations	(21,099)	16,394	3,783

Distributions to stockholders from:
Net investment income	(17,672)	(16,907)	(20,795)
Long term capital gains	—	—	(27)
Return of capital	—	(783)	(5,748)

Net decrease in net assets from distributions to stockholders	(17,672)	(17,690)	(26,570)

Capital share transactions:
Shelf offering costs	—	(28)	(41)
Repayment of principal on employee notes	3,246	1,400	6
Conversion of former employee stock option loans from recourse to non-recourse	—	(420)	—
Reclassification of principal on employee note	—	514	150

Net increase in net assets from capital share transactions	3,246	1,466	115

Total (decrease) increase in net assets	(35,525)	170	(22,672)
Net assets at beginning of year	249,246	249,076	271,748

Net assets at end of year	$213,721	$249,246	$249,076

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(21,099)	$16,394	$3,783
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(136,254)	(22,530)	(24,911)
Principal repayments on investments	45,835	82,515	47,490
Proceeds from sale of investments	4,167	3,119	49,203
Repayment of paid in kind interest	—	51	—
Increase in investment balance due to paid in kind interest	(12)	(67)	(166)
Increase in investment balance due to transferred interest	(204)	(1,230)	(1,455)
Net change in premiums, discounts and amortization	1,467	711	(95)
(Decrease) increase in loan impairment treated as contra-investment	(715)	715	—
Net realized loss on investments	1,119	2,893	26,411
Net unrealized depreciation (appreciation) on investments	38,759	(2,317)	(9,513)
Realized loss on settlement of derivative	—	—	304
Net unrealized appreciation on derivative	—	—	(304)
Net unrealized (depreciation) appreciation on borrowings	(528)	789	350
Amortization of deferred financing fees	1,420	1,490	2,778
Change in compensation expense from non-recourse notes	—	245	—
(Increase) decrease in interest receivable	(314)	382	546
(Increase) decrease in funds due from custodian	(2,292)	2,804	1,485
Increase in prepaid assets	(196)	(459)	(35)
(Increase) decrease in other assets	(83)	1,304	(914)
(Decrease) increase in accounts payable and accrued expenses	(239)	(375)	539
(Decrease) increase in interest payable	(404)	315	(268)
Increase (decrease) in fees due to Adviser (A)	1,087	(161)	377
(Decrease) increase in fee due to Administrator (A)	(73)	51	(31)
Increase (decrease) in other liabilities	187	(138)	(53)

Net cash (used in) provided by operating activities	(68,372)	86,501	95,521

CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering costs	—	(28)	(41)
Borrowings	120,100	24,900	48,800
Repayments	(37,500)	(91,100)	(116,830)
Distributions paid	(17,672)	(17,690)	(26,570)
Receipt of principal on notes receivable – employees (A)	3,246	1,400	6
Deferred financing fees	(804)	(1,525)	(2,103)

Net cash provided by (used in) financing activities	67,370	(84,043)	(96,738)

NET (DECREASE) INCREASE IN CASH	(1,002)	2,458	(1,217)
CASH, BEGINNING OF YEAR	7,734	5,276	6,493

CASH, END OF YEAR	$6,732	$7,734	$5,276

CASH PAID DURING PERIOD FOR INTEREST	$3,080	$4,075	$8,278
NON-CASH FINANCING ACTIVITIES
Reclassification of principal on employee note (A)	$—	$515	$150
Cancellation of employee note receivable (A)	—	420	—

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 2/2011) (D) (H)	$903	$903	$45

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (D)	8,463	8,478	7,861

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	6,233

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $250 available (7.3%, Due 11/2011) (D)	450	450	338
		Senior Term Debt (7.3%, Due 11/2011) (D)	168	168	126

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (13.0%, Due 12/2016) (D)	14,265	14,265	14,336

FedCap Partners, LLC	Private equity fund	Class A Membership Units (80 units) (G)		1,200	1,153
		Uncalled Capital Commitment ($800)

GFRC Holdings, LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (D)	5,617	5,617	4,719
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (C) (D)	6,615	6,615	5,557

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (C) (D)	2,635	2,635	2,212

Heartland Communications Group	Service-radio station operator	Line of Credit, $0 available (5.0%, Due 3/2013) (D)	100	100	41
		Line of Credit, $0 available (10.0%, Due 3/2013) (D)	100	100	41
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,342	4,316	1,780
		Common Stock Warrants (8.75% ownership) (F) (G)		66	—

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $0 available (11.0%, Due 5/2012) (D)	1,500	1,500	1,275
		Senior Term Debt (10.5%, Due 5/2012) (D)	861	861	732
		Senior Term Debt (12.5%, Due 5/2012) (C)(D)	2,500	2,500	2,125

KMBQ Corporation (I)	Service-AM/FM radio broadcaster	Line of Credit, $42 available (12.3, Due 7/2010) (D) (H)	162	158	76
		Senior Term Debt (12.3%, Due 7/2010) (D) (H)	2,081	2,038	984

Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (D)	9,745	9,745	5,408
		Senior Term Debt (16.0%, Due 7/2011) (D)	220	220	123

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $0 available (8.0%, Due 12/2012) (D) (H)	1,985	1,985	98
		Senior Term Debt (8.5%, Due 12/2012) (D) (H)	1,870	1,870	94
		Senior Term Debt (3.5%, Due 12/2012) (C) (D) (H)	2,000	2,000	100
		Senior Term Debt (3.5%, Due 12/2012) (C) (D) (H)	4,648	4,648	232
		Preferred Equity (1,000,000 shares) (F) (G) (H)		—	—
		Common Stock (688,500 shares) (F) (G)		—	—

North American Aircraft Services LLC	Service - repairs and maintains aircraft fuel tanks and fuel systems	Line of Credit, $1,500 available (6.5%, Due 8/2012) (D)	500	500	500
		Senior Term Debt (7.5%, Due 8/2016) (D)	3,250	3,250	3,250
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,750
		Common Stock Warrants (4.82% ownership) (F) (G)		350	350

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (D)	6,128	6,128	5,684

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (D)	80	70	64

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the Aluminum industry	Equipment Note (13.0%, Due 11/2011) (D)	1,000	1,000	948
		Senior Term Debt (13.0%, Due 11/2011) (D)	4,125	4,125	3,908
		Senior Term Debt (13.0%, Due 11/2011) (C) (D)	4,053	4,053	3,840

PROFIT Systems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (11.25%, Due 7/2012) (D)	—	—	—
		Senior Term Debt (10.5%, Due 7/2011) (C) (D)	3,150	3,150	3,024

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2013) (D)	1,438	1,438	1,367
		Senior Term Debt (11.5%, Due 1/2013) (C) (D)	3,060	3,060	2,907

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $2,800 available (9.0%, Due 1/2013) (D)	1,200	1,200	1,176
		Mortgage Note (9.5%, Due 12/2014) (D)	7,168	7,168	7,025
		Senior Term Debt (12.0%, Due 12/2014) (C)(D)	11,573	11,573	10,906
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,655
		Common Stock Warrants (F) (G) (764 shares)		209	534

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (11.3%, Due 5/2013) (D)	$—	$—	$—
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	8,913

Sunburst Media — Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 12/2011) (D)	6,100	6,103	3,964

Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $400 available (9.0%, Due 1/2014) (D)	600	600	585
		Senior Term Debt (8.5%, Due 1/2014) (D)	550	550	536
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,910

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,700

Westland Technologies, Inc.	Service-diversified conglomerate	Line of Credit, $1,000 available (6.5%, Due 4/2012) (D)	—	—	—
		Senior Term Debt (7.5%, Due 4/2016) (D)	2,000	2,000	1,995
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,990
		Common Stock Warrants (77,287 shares) (F) (G)		350	307

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.2%, Due 5/2012) (D)	1,250	1,250	1,238
		Senior Term Debt (5.7%, Due 5/2013) (D)	1,677	1,677	1,656
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (D)	9,800	9,800	9,628

Subtotal – Non-syndicated loans				$196,204	$166,639

Syndicated Loans:

Airvana Network Solutions, Inc.	Service-telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$6,048	$5,912	$6,048

Allied Security Holdings, LLC	Service-contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (E)	1,000	991	965

Allied Specialty Vehicles, Inc.	Manufacturing-specialty vehicles	Senior Term Debt (9.5%, Due 2/2016) (E)	9,950	9,767	9,751

Ameriqual Group, LLC	Manufacturing-production and distribution of food products	Senior Term Debt (9.0%, Due 3/2016) (E)	7,481	7,344	7,332

Applied Systems, Inc.	Software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (E)	1,000	991	990

Ascend Learning, LLC	Service-technology-based learning solutions	Senior Subordinated Term Debt (11.53%, Due 12/2017) (E)	1,000	972	980

Attachmate Corporate	Service-develops, implements and supports software	Senior Subordinated Term Debt (9.5%, Due 2/2017) (E)	4,000	3,962	3,810

Autoparts Holdings Limited	Supplier to the light and heavy-duty vehicle after market for replacement parts	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	995	978

Covad Communications Group, Inc.	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (E)	1,850	1,818	1,795

Ernest Health, Inc.	Service-post-acute care services	Senior Term Debt (10.3%, Due 5/2017) (E)	2,000	1,971	1930

Global Brass and Copper, Inc.	Manufacturing - steel wool products and metal fibers	Senior Term Debt (10.3%, Due 8/2015) (E)	2,969	2,893	3,054

HGI Holding, Inc	Service - distributor of disposable medical products	Senior Term Debt (6.8%, Due 10/2016) (E)	1,757	1,723	1,687

Hubbard Radio, LLC	Service-radio station operator	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	495	488

Keypoint Government Solutions, Inc.	Service-security consulting services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,948	6,916	6,670

Mood Media Corporation	Service-media and marketing solutions	Senior Term Debt (10.3%, Due 11/2018) (E)	8,000	7,923	7,370

National Surgical Hospitals, Inc.	Service-physician-partnered surgical facilities	Senior Term Debt (8.3%, Due 2/2017) (E)	1,694	1,658	1,627

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Sensus USA, Inc.	Service-provider of utility communication services	Senior Term Debt (8.5%, Due 5/2018) (E)	$500	$495	$483

Springs Window Fashions, LLC	Manufacturing-window coverings	Senior Term Debt (11.3%, Due 11/2017) (E)	5,000	4,855	4,750

SRAM, LLC	Manufacturing-premium bicycle components	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,476	2,475

Targus Group International, Inc.	Manufacturing-carrying cases and accessories for notebook computers	Senior Term Debt (11.0%, Due 5/2016) (E)	9,975	9,785	9,626

Ulterra Drilling Technologies, LP	Manufacturing-oil field drill bits and slick- slip reduction tools	Senior Term Debt (9.5%, Due 6/2016) (E)	1,975	1,937	1,916

Vision Solutions, Inc.	Service-provider of information availability software	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,915	10,560

Wall Street Systems Holdings, Inc.	Service-software provider	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,971	2,880

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (E)	1,853	1,853	1,723
		Senior Preferred Equity (333.3 shares) (F) (G)		333	419
		Junior Preferred Equity (111.1 shares) (F) (G)		111	146
		Common Stock (1,873.95 shares) (F) (G)		—	210

Subtotal — Syndicated loans				$92,062	$90,663

Total Non-Control/Non-Affiliate Investments (represented 84.9% of total investments at fair value)				$288,266	$257,302

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $6 available (6.4%, Due 10/2011)(F) (H)	$1,427	$1,355	$—
		Common Stock (100 shares) (F) (G)		424	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	7,505	7,505	7,505
		Common Stock (15,500 shares) (F) (G)		1	7,534

Kansas Cable Holdings, Inc. (J)	Service - cable, internet, voice provider	Line of Credit, $179 available (10.0%, Due 10/2012) (H)	346	337	14
		Senior Term Debt (10.0%, Due 10/2012) (F) (H)	1,500	1,444	60
		Senior Term Debt (10.0%, Due 10/2012) (F) (H)	1,039	1,000	42
		Common Stock (100 shares) (F) (G)		—	—

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (D) (H)	10,000	10,000	2,000
		Senior Subordinated Term Debt (13.0%, Due 10/2012) (D) (H)	2,000	2,000	400
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,908	1,908	383
		Common Stock (100 shares) (F) (G)		317	—

LocalTel, LLC (K)	Service-yellow pages publishing	Line of credit, $2 available (10.0%, Due 12/2011) (F) (H)	1,848	1,848	734
		Line of Credit, $1,830 available (4.7%, Due 6/2012) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2012) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2012) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,262	17,184
		Common Stock (501 shares) (F) (G)	138	138	—

Sunshine Media Holdings(L)	Service-publisher regional B2B trade magazines	Line of credit, $1,100 available (10.5%, Due 8/2014) (D)	900	900	270
		Senior Term Debt (10.5%, Due 5/2016) (D)	16,948	16,948	5,084
		Senior Term Debt (5.0%, Due 5/2016) (C) (D)	10,700	10,700	3,210
		Junior Preferred Equity (6,689.2 shares) (F) (G)		2,475	—
		Common Stock (933.5 shares) (F) (G)		740	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (F) (H)	269	269	—
		Line of credit, $0 available (6.0%, Due 12/2010) (F) (H)	450	450	—
		Common Stock (100 shares) (F) (G)		2,470	—

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Viapack, Inc. (M)	Manufacturing-polyethylene film	Line of Credit, $900 available (10.0%, Due 3/2014) (D)	1,600	1,600	320
		Senior Real Estate Term Debt (10.0%, Due 3/2014) (D)	600	600	120
		Senior Term Debt (13.0%, Due 3/2014) (C) (D)	3,925	3,925	785
		Preferred Equity (100 shares) (F) (G)		—	—

Total Control Investments (represented 15.1% of total investments at fair value)				$94,549	$45,645

Total Investments (N)				$382,815	$302,947

(A)	Certain of the securities listed in the above chart are issued by affiliate(s) of the indicated portfolio company.

(B)	Percentage represents interest rates in effect at September 30, 2011, and due date represents the contractual maturity date.

(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(E)	Security valued based on the indicative bid price on or near September 30, 2011, offered by the respective syndication agent’s trading desk or secondary desk.

(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(G)	Security is non-income producing.

(H)	Debt security is on non-accrual status.

(I)

In November 2011, the Company invested $1.6 million in Ohana Media Group (“Ohana”) in order for it to purchase certain of KMBQ Corporation’s (“KMBQ”) assets out of receivership. In connection with this transaction, the Company recorded a partial realized loss in the quarter ending December 31, 2011. Ohana replaces KMBQ on the Company’s Schedule of Investments as a Non-Control/Non-Affiliate portfolio Company in the quarter ending December 31, 2011.

(J)

In August 2011, the Company restructured its loan to SCI Cable, Inc. (“SCI”) through a UCC Article 9 sale, resulting in a new control entity, Kansas Cable Holdings, Inc., obtaining certain of the assets of SCI. This resulted in a realized loss of $1.3 million. Kansas Cable Holdings, Inc. replaces SCI on the accompanying Schedule of Investments and remains on non-accrual status as of the date of this filing.

(K)

Subsequent to September 30, 2011, the Company entered into an allonge to its revolving promissory note with LocalTel, LLC whereby the maximum principal amount was increased by $0.5 million and the maturity date was changed from December 31, 2011 to June 15, 2012.

(L)

In January 2011, the Company purchased common stock for $1.5 million from existing shareholders of Sunshine Media Holdings, which resulted in the Company attaining a controlling interest. This purchase resulted in reclassifying the investment from Non-Control/Non-Affiliate to Control during the quarter ended March 31, 2011. Additionally, the Company has extended $1.3 million through revolver draws since January 2011 to Sunshine Media Holdings through September 30, 2011.

(M)

In July 2011, the Company increased its investment in Viapack, Inc., by adding a line of credit facility and also purchasing preferred equity in Viapack, Inc.; thereby giving the Company a controlling interest. This purchase resulted in reclassifying the investment from Non-Control/Non-Affiliate to Control during the quarter ended September 30, 2011.

(N)

Cumulative gross unrealized depreciation for federal income tax purposes is $88,670; cumulative gross unrealized appreciation for federal income tax purposes is $8,566. Cumulative net unrealized depreciation is $80,104 based on a tax cost of $383,052.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 12/2011) (E)	$963	$963	$809

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (E)	9,064	9,094	8,543
		Senior Term Debt (13.0%, Due 12/2010) (E)	65	65	64

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (E)	7,465	7,465	6,644

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $250 available (7.3%, Due 11/2010) (E)	450	450	428
		Senior Term Debt (7.3%, Due 11/2010) (E)	333	333	317

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (10.3%, Due 11/2012) (E)	5,972	5,972	5,868

FedCap Partners, LLC	Private equity fund	Class A Membership Units (H) (80 units)	—	400	400
		Uncalled Capital Commitment ($1,600)

Finn Corporation	Manufacturing-landscape equipment	Common Stock Warrants (33,000 shares) (G)(H)		37	284

GFRC Holdings LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (E)	6,111	6,111	6,004
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (C) (E)	6,632	6,632	6,450

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (C) (E)	3,560	3,560	2,937

Heartland Communications Group	Service-radio station operator	Line of Credit, $100 available (8.5%, Due 3/2013)	—	—	—
		Line of Credit, $100 available (8.5%, Due 3/2013)	—	—	—
		Senior Term Debt (8.5%, Due 3/2013) (E)	4,342	4,301	2,519
		Common Stock Warrants (8.75%) (G) (H)		66	—

Interfilm Holdings, Inc.	Service-slitter and distributor of plastic films	Senior Term Debt (12.3%, Due 10/2012) (E)	2,400	2,400	2,382

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $1,500 available (9.0%, Due 5/2011) (E)	—	—	—
		Senior Term Debt (8.5%, Due 5/2012) (E)	1,557	1,557	1,537
		Senior Term Debt (10.5%, Due 5/2012) (C) (E)	2,500	2,500	2,456

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $39 available (12.3%, Due 7/2010) (E) (I)	161	161	16
		Senior Term Debt (12.3%, Due 7/2010) (E) (I)	1,921	1,921	192

Legend Communications of Wyoming LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (E)	9,880	9,880	6,422

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $0 available (5.0%, Due 12/2012) (E)	1,350	1,350	1,269
		Senior Term Debt (5.0%, Due 12/2012) (E)	3,870	3,870	3,638
		Senior Term Debt (5.0%, Due 12/2012) (C) (E)	4,648	4,648	4,323
		Preferred Equity (1,000,000 shares) (G) (H)		—	—
		Common Stock (688,500 shares) (G) (H)		—	—

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (E)	6,301	6,301	5,765

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (E)	135	117	102

Pinnacle Treatment Centers, Inc.	Service-Addiction treatment centers	Line of Credit, $350 available (12.0%, Due 10/2010) (E)	150	150	150
		Senior Term Debt (10.5%, Due 12/2011) (E)	1,950	1,950	1,945
		Senior Term Debt (10.5%, Due 12/2011) (C) (E)	7,500	7,500	7,481

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the Aluminum industry	Equipment Note (13.0%, Due 10/2010) (E)	1,000	1,000	950
		Senior Term Debt (13.0%, Due 10/2010) (E)	4,125	4,125	3,919
		Senior Term Debt (13.0%, Due 10/2010) (C) (E)	4,053	4,053	3,850

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
PROFITSystems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (4.5%, Due 7/2011)	$—	$—	$—
		Senior Term Debt (8.5%, Due 7/2011) (E)	1,000	1,000	940
		Senior Term Debt (10.5%, Due 7/2011) (C) (E)	2,900	2,900	2,697

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2011) (C) (E)	1,937	1,937	1,918
		Senior Term Debt (11.5%, Due 1/2011) (D) (E)	3,060	3,060	3,029

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $3,800 available (9.0%, Due 10/2010) (E)	1,200	1,200	1,188
		Mortgage Note (9.5%, Due 10/2014) (E)	7,256	7,255	7,201
		Senior Term Debt (9.0%, Due 10/2012) (E)	1,080	1,080	1,069
		Senior Term Debt (11.0%, Due 10/2012) (C) (E)	11,693	11,693	11,386
		Senior Subordinated Term Debt (12.0%, Due 10/2013) (E)	6,000	6,000	5,730
		Common Stock Warrants (764 shares) (G) (H)		209	—

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Senior Term Debt (9.8%, Due 5/2013) (E)	8,947	8,947	8,935

SCI Cable, Inc.	Service-cable, internet, voice provider	Senior Term Debt (10.0%, Due 10/2012) (E) (I)	1,165	450	140
		Senior Term Debt (10.0%, Due 10/2012) (E) (I)	2,931	2,931	352

Sunburst Media—Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 6/2011) (E)	6,375	6,391	5,100

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $401 available (10.5%, Due 2/2011) (E)	1,599	1,599	1,499

		Senior Term Debt (10.5%, Due 5/2012) (E)	16,948	16,948	15,889
		Senior Term Debt (13.3%, Due 5/2012) (C) (E)	10,700	10,700	9,898

Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $0 available (9.0%, Due 1/2011) (E)	1,000	1,000	970
		Senior Term Debt (8.5%, Due 1/2011) (E)	1,075	1,075	1,043
		Senior Term Debt (12.0%, Due 1/2011) (C) (E)	3,000	3,000	2,888

Viapack, Inc.	Manufacturing-polyethylene film	Senior Real Estate Term Debt (10.0%, Due 3/2011) (E)	675	675	672
		Senior Term Debt (13.0%, Due 3/2011) (C) (E)	4,005	4,005	3,990

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (E)	12,000	12,000	11,820
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (E)	8,000	8,000	7,800

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2012) (E)	1,250	1,250	1,244
		Senior Term Debt (6.0%, Due 5/2013) (E)	1,686	1,686	1,661
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (E)	9,875	9,875	9,603

Subtotal – Non-syndicated loans				$225,798	$206,326

Syndicated Loans:

Airvana Network Solutions, Inc	Service-telecommunications	Senior Term Debt (11.0%, Due 8/2014) (F)	9,056	8,858	8,942

Puerto Rico Cable Acquisition Company, Inc.	Service-telecommunications	Senior Subordinated Term Debt (7.9%, Due 1/2012) (F)	7,141	7,159	6,427

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (F)	1,881	1,881	1,655
		Senior Preferred Equity (333.3 shares) (G) (H)		333	379
		Junior Preferred Equity (111.1 shares) (G) (H)		111	8
		Common Stock (1,873.95 shares) (G) (H)		—	—

Subtotal—Syndicated loans				$18,342	$17,411

Total Non-Control/Non-Affiliate Investments (represented 87% of total investments at fair value)				$244,140	$223,737

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $345 available (6.5%, Due 10/2010) (G) (I)	$1,276	$1,319	$—
		Common Stock (100 shares) (G) (H)		424	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (E)	8,325	8,325	8,325
		Common Stock (15,500 shares) (G) (H)		1	1,543
		Guaranty ($250)

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (E) (I)	10,000	10,000	5,000
		Senior Subordinated Term Debt (13.0%, Due 12/2010) (E) ((I)	2,000	2,000	1,000
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (E) (I)	1,794	1,794	897
		Common Stock (100 shares) (G) (H)		1	—

LocalTel, LLC	Service-yellow pages publishing	Line of credit, $152 available (10.0%, Due 12/2010) (G) (I)	1,698	1,698	1,063
		Line of Credit, $1,830 available (4.8%, Due 6/2011) (G) (I)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (G) (I)	325	325	—
		Senior Term Debt (8.5%, Due 6/2011) (G) (I)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2011) (C) (G) (I)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (G) (H)		—	—

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (E)	18,281	18,254	15,539
		Common Stock (501 shares) (G) (H)		138	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (G) (I)	269	269	5
		Line of credit, $0 available (6.0%, Due 12/2010) (G) (I)	450	450	—
		Common Stock (100 shares) (G) (H)		2,470	—

Total Control Investments (represented 13% of total investments at fair value)				$54,076	$33,372

Total Investments (J)				$298,216	$257,109

(A)	Certain of the securities listed in the chart above are issued by affiliate(s) of the indicated portfolio company.

(B)	Percentage represents interest rates in effect at September 30, 2010, and due date represents the contractual maturity date.

(C)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.

(D)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt; however, the debt is also junior to another LOT.

(E)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.

(F)	Security valued based on the indicative bid price on or near September 30, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(G)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.

(H)	Security is non-income producing.

(I)	Debt security is on non-accrual status.

(J)

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

SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and completed an initial public offering on August 23, 2001. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of established private businesses that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses, with a particular focus on senior notes. In addition, the Company may acquire from others existing loans that meet this profile.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of the Company, was established on February 3, 2003 for the sole purpose of owning the Company’s portfolio of investments in connection with its line of credit.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Consolidated Financial Statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that the Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the year ended September 30, 2011 with no effect to net (decrease) increase in net assets resulting from operations.

Consolidation

Under Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, (including those in which the Company has a controlling interest).

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Cash

Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions, and at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

Classification of Investments

In accordance with the federal securities laws, the Company classifies portfolio investments on its Consolidated Statements of Assets and Liabilities, its Consolidated Statements of Operations and its Consolidated Schedules of Investments into the following categories:

•	Control Investments—Control investments are generally those in which the Company owns more than 25% of the voting securities or has greater than 50% representation on the board of directors;

•

Affiliate Investments—Affiliate investments are generally those in which the Company owns between 5% and 25% of the voting securities and has less than 50% representation on the board of directors, or is otherwise deemed to be an affiliate of the Company under the 1940 Act; and

•	Non-Control/Non-Affiliate Investments—Non-Control/Non-Affiliate investments are generally those in which the Company owns less than 5% of the voting securities.

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

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time, the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments. When these specific third-party appraisals are engaged or accepted, the Company uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value the investment the Company has in that business.

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

As of September 30, 2011, the Company determined that the indicative bid prices were reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly-traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors to determine the TEV of the issuer:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly-traded securities; and

•	DCF or other pertinent factors.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

(D)	Portfolio investments comprised of non-publicly-traded non-control equity securities of other funds: The Company values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund.

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

Refer to Note 3 for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2011, three Non-Control/Non-Affiliate investment and five Control investments were on non-accrual with an aggregate cost basis of approximately $41.1 million, or 10.8% of the cost basis of all investments in the Company’s portfolio, and an aggregate fair value of approximately $5.3 million, or 1.7% of the fair value of all investments in the Company’s portfolio. At September 30, 2010, two Non-Control/Non-Affiliate investments and four Control investments were on non-accrual with an aggregate cost basis of approximately $29.9 million, or 10.0% of the cost basis of all investments in the Company’s portfolio, and an aggregate fair value of approximately $8.7 million, or 3.4% of the fair value of all investments in the Company’s portfolio.

As of September 30, 2011, the Company had 27 original issue discount (“OID”) loans, primarily from the syndicated loans in its portfolio. The Company recorded OID income of $0.2 million, $21, and $0.2 million for the fiscal years ended September

30, 2011, 2010 and 2009, respectively. The unamortized balance of OID investments as of September 30, 2011 and 2010 totaled $1.5 million and $0.3 million, respectively.

During the quarter ended June 30, 2011, our PIK investment was restructured and the PIK interest component was eliminated, therefore as of September 30, 2011, the Company had no investments that bore PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $12, $67 and $166 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

The Company also transfers past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. The Company transferred past due interest to the principal balance of $0.2 million, $1.2 million and $1.5 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. For the fiscal year ended September 30, 2010, the Company also rolled over past due interest to a portfolio company’s principal balance of $0.7 million, and then recorded an adjustment against that principal balance as a contra-investment since the loan was on non-accrual and the collectability of the additional principal was uncertain. As a result of a restructure, the Company reversed this contra-investment amount of $0.7 million during 2011. These adjustments had no net impact to the Consolidated Statements of Operations.

Other Income

Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in the Consolidated Statements of Operations. The Company recorded $1.0 million of success fees during the year ended September 30, 2011, which resulted primarily from the exits of Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc. and the prepayment of success fees from Westlake Hardware, Inc. During the year ended September 30, 2010, the Company received $1.9 million in success fees from the exits of ActivStyle Acquisition Co., Anitox Acquisition Co., Saunders & Associates, Visual Edge Technology, Inc., Tulsa Welding School and the prepayment of success fees from Doe & Ingalls Management LLC and Northern Contours, Inc. During the year ended September 30, 2009, the Company received $0.4 million in success fees from the prepayment of success fees from ActivStyle Acquisition Co. and Interfilm Holdings, Inc. and the exit from It’s Just Lunch.

In addition, we received $1.0 million from two legal settlements related to portfolio companies during the year ended September 30, 2011, that were recorded in other income.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Gains or losses on the sale of investments are calculated by using the specific identification method. Realized gain or loss is recognized at the trade date, typically when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation displays the difference between the fair value of the investment and the cost basis of such investment. The Company must determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation in its Consolidated Statement of Operations.

Costs Related to Shelf Registration Statements

Costs related to shelf registration statement filings are recorded as prepaid assets. These expenses are charged as a reduction of capital upon issuance of securities; or upon expiration of the registration statement, charged to shelf offering expense, in accordance with ASC 946-20, “Investment Company Activities.”

Deferred Financing Fees

Costs associated with the Company’s line of credit are deferred and amortized over the life of the line of credit. These costs are amortized in the Consolidated Statement of Operations as amortization of deferred financing fees using the straight line method which approximates the effective interest method.

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

Federal Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows it to avoid paying corporate income taxes on any income or gains that it distributes to the Company’s stockholders. The Company has distributed and intends to continue to distribute sufficient distributions to eliminate taxable income. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its ordinary income and 98% of its capital gain net income in a calendar year. Under the RIC Modernization Act, for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains income has been raised to 98.2%.

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Company has evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the Consolidated Financial Statements. The Company’s federal tax returns for fiscal year 2008, 2009, 2010 and 2011 remain subject to examination by the Internal Revenue Service.

Distributions

Distributions to stockholders are recorded on the ex-distribution date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a distribution to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a distribution up to 100% of those amounts. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end, the Company elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, at year-end the Company may pay a bonus distribution, in addition to the monthly distributions, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company typically retains long-term capital gains, if any, and does not pay them out as distributions. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to a 35% tax.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (“GAAP”) and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to materially impact the Company’s financial statements.

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

As of September 30, 2011 and 2010, all of the Company’s investments were valued using Level 3 inputs. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended September 30, 2011 and 2010, there were no transfers in or out of Level 1, 2 or 3.

The following tables present the investments carried at fair value as of September 30, 2011 and 2010, by caption on the accompanying Consolidated Statements of Assets and Liabilities, all of which are valued using level 3 inputs:

	Level 3 – Investments
	Total Fair Value Reported in
	Consolidated Statements of Assets and Liabilities
	As of September 30,
	2011	2010
Non-Control/Non-Affiliate Investments
Senior Term Loans	$182,002	$163,203
Senior Subordinated Term Loans	72,182	59,463
Preferred Equity	566	387
Common Equity/Equivalents	2,552	684

Total Non-Control/Non-Affiliate Investments	$257,302	$223,737

Control Investments
Senior Term Loans	$18,143	$9,393
Senior Subordinated Term Loans	19,966	22,436
Common Equity/Equivalents	7,536	1,543

Total Control Investments	$45,645	$33,372

Total Investments at Fair Value	$302,947	$257,109

Changes in Level 3 Fair Value Measurements

The following tables provide a roll-forward in the changes in fair value during the year ended September 30, 2011 and 2010 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the tables below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using significant unobservable data inputs (Level 3)

Fiscal Year 2011:
	Non- Control/ Non-Affiliate Investments	Control Investments	Total
Year ended September 30, 2011:
Fair value as of September 30, 2010	$223,737	$33,372	$257,109
Total gains or losses
Realized losses (a)	(1,119)	—	(1,119)
Reversal of prior period depreciation on realization (b)	3,969	—	3,969
Unrealized depreciation (b)	(25,332)	(17,396)	(42,728)
New investments, repayments and settlements (c)
Issuances/New investments	125,895	10,575	136,470
Settlements/Repayments	(43,054)	(3,533)	(46,587)
Sales	(3,427)	(740)	(4,167)
Transfers	(23,367)	23,367	—

Fair value as of September 30, 2011	$257,302	$45,645	$302,947

	Senior Term Loans	Senior Subordinated Term Loans	Preferred Equity	Common Equity/ Equivalents	Total
Year ended September 30, 2011:
Fair value as of September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109
Total gains or losses
Realized losses (a)	(1,105)	(14)	—	—	(1,119)
Reversal of prior period depreciation (appreciation) on realization (b)	3,485	731	—	(247)	3,969
Unrealized (depreciation) appreciation (b)	(42,381)	(3,639)	(2,295)	5,587	(42,728)
New investments, repayments, and settlements, net (c)
Issuances/New investments	110,041	20,657	2,475	3,297	136,470
Settlements/Repayments	(39,101)	(7,486)	—	—	(46,587)
Sales	(3,390)	—	—	(777)	(4,167)

Fair value as of September 30, 2011	$200,145	$92,148	$566	$10,088	$302,947

Fiscal Year 2010:
	Non-Control/ Non-Affiliate Investments	Control Investments	Total
Year ended September 30, 2010:
Fair value as of September 30, 2009	$286,997	$33,972	$320,969
Total gains or losses
Realized losses (a)	(28)	(2,865)	(2,893)
Reversal of prior period depreciation on realization (b)	3,546	2,865	6,411
Unrealized appreciation (depreciation) (b)	1,098	(5,192)	(4,094)
New investments, repayments and settlements (c)
Issuances/New investments	17,774	4,627	22,401
Settlements/Repayments	(82,531)	(35)	(82,566)
Sales	(3,119)	—	(3,119)

Fair value as of September 30, 2010	$223,737	$33,372	$257,109

	Senior Term Loans	Senior Subordinated Term Loans	Preferred Equity	Common Equity/ Equivalents	Total
Year ended September 30, 2010:
Fair value as of September 30, 2009	$212,290	$105,794	$—	$2,885	$320,969
Total gains or losses
Realized (losses) gains (a)	(2,104)	(571)	(1,584)	1,366	(2,893)
Reversal of prior period depreciation (appreciation) on realization (b)	3,453	1,620	1,584	(246)	6,411
Unrealized (depreciation) appreciation (b)	(3,016)	(758)	386	(706)	(4,094)
New investments, repayments, and settlements, net (c)
Issuances/New investments	19,551	2,355	—	495	22,401
Settlements/Repayments	(56,653)	(24,347)	—	(1,566)	(82,566)
Sales	(925)	(2,194)	—	—	(3,119)

Fair value as of September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109

(a)	Included in net realized loss on investments on the accompanying Consolidated Statements of Operations for the years ended September 30, 2011 and 2010.

(b)	Included in net unrealized (depreciation) appreciation on investments on the accompanying Consolidated Statements of Operations for the years ended September 30, 2011 and 2010.

(c)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

As of September 30, 2011 and 2010, the Company held 50 and 33 Non-Control/Non-Affiliate investments in the aggregate of approximately $257.3 million and $223.7 million, at fair value, respectively. During the year ended September 30, 2011, $95.7 million was funded to 23 new Non-Control/Non-Affiliate syndicate loans, and $15.2 million was funded to two new Non-Control/Non-Affiliate non-syndicate investments. Additionally, $14.8 million was funded to existing Non-Control/Non-Affiliate portfolio companies. During year ended September 30, 2011, the Company received principal payoffs, at par, on four Non-Control/Non-Affiliate investments, for which the Company received aggregate payments of $25.8 million and sold one Non-Control/Non-Affiliate investment for $37. As of September 30, 2011, the Company had a total of 50 Non-Control/Non-Affiliate investments, 24 of which were syndicated loans.

Control Investments

As of September 30, 2011 and 2010, the Company held nine and six Control investments in the aggregate of approximately $45.6 million and $33.4 million, at fair value, respectively. During the year ended September 30, 2011, $10.6 million was funded to six Control investments. The Company did not exit any Control investments during the year ended September 30, 2011. During the year ended September 30, 2011, three existing Non-Control/Non-Affiliate investments were restructured into Control investments.

•

Sunshine Media Holdings (“Sunshine Media”): In January 2011, the Company purchased a controlling interest in common stock from existing shareholders of Sunshine Media. Sunshine Media is a publisher of regional B2B trade magazines.

•	Viapack, Inc. (“Viapack”): In July, 2011, the Company purchased a controlling interest in the equity securities of Viapack. Viapack is a manufacturer of polyethylene film.

•

Kansas Cable Holdings, Inc. (“Kansas Cable”): In August 2011, the Company restructured its loan to SCI Cable, Inc. (“SCI”) through a UCC Article 9 sale, resulting in a new control entity, Kansas Cable, obtaining certain of the assets of SCI. This resulted in a realized loss of $1.3 million. Kansas Cable replaces SCI on the Schedule of Investments and remains on non-accrual status. Kansas Cable is a provider of cable, internet and voice services.

Investment Concentrations

As of September 30, 2011, the Company’s portfolio consisted of loans to 59 companies in 27 states in 23 different industries with a fair value of $302.9 million. Year over year, the Company’s investment concentration as a percentage of fair value and of cost has changed only slightly. During 2011, the Company decided based on favorable syndicate loan marketplace conditions to invest in a significant number of senior syndicated loans. New syndicated loan investments totaled 23 at a cost of $95.7 million during 2011. As of September 30, 2011, there were 24 syndicated investments totaling $92.1 million at cost and $90.7 million at fair value, or 24.0% and 29.9% of the total aggregate portfolio, respectively.

The following table outlines the Company’s investments by security type as of September 30, 2011 and 2010:

	September 30, 2011				September 30, 2010
	Cost		Fair Value		Cost		Fair Value
Senior term debt	$266,491	69.6%	$200,145	66.1%	$200,041	67.1%	$172,596	67.1%
Senior subordinated term debt	107,140	28.0	92,148	30.4	93,987	31.5	81,899	31.8
Common equity/equivalents	7,999	2.1	10,088	3.3	3,744	1.3	2,227	0.9
Preferred equity	1,185	0.3	566	0.2	444	0.1	387	0.2

Total investments	$382,815	100.0%	$302,947	100.0%	$298,216	100.0%	$257,109	100.0%

The 5 largest investments at fair value as of September 30, 2011 totaled $91.2 million, or 30.1% of the total aggregated portfolio as compared to the 5 largest investments at fair value as of September 30, 2010 totaling $101.5 million, or 39.4% of the total aggregated portfolio.

Investments at fair value consisted of the following industry classifications at September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Electronics	$45,752	15.1%	$25,080	9.8%
Healthcare, education & childcare	34,106	11.3	41,098	16.0
Mining, steel, iron & non-precious metals	33,734	11.1	24,343	9.5
Broadcast (TV & radio)	28,194	9.3	44,562	17.3
Automobile	25,768	8.5	9,868	3.8
Retail stores	19,340	6.4	19,620	7.6
Printing & publishing	17,623	5.8	37,705	14.7
Buildings & real estate	10,275	3.4	12,454	4.8
Aerospace & defense	10,003	3.3	400	0.2
Home & office furnishings	9,715	3.2	10,666	4.1
Textiles & leather	9,626	3.2	—	—
Diversified/conglomerate manufacturing	8,790	2.9	2,042	0.8
Machinery	8,696	2.9	8,719	3.4
Personal, food and miscellaneous services	7,635	2.5	—	—
Beverage, food & tobacco	7,332	2.4	—	—
Personal & non-durable consumer products	6,962	2.3	9,230	3.6
Leisure, amusement, movies & entertainment	6,607	2.2	3,994	1.6
Diversified/conglomerate service	3,810	1.3	—	—
Diversified natural resources, precious metals & minerals	3,054	1.0	—	—
Oil & gas	1,916	0.6	—	—
Telecommunications	1,794	0.6	—	—
Chemicals, plastics & rubber	1,225	0.4	7,044	2.7
Insurance	990	0.3	—	—
Farming & agriculture	—	—	284	0.1

Total investments	$302,947	100.0%	$257,109	100.0%

Eight new industries were invested in during the year ended September 30, 2011, as the Company made 25 new investments during the year in total. This brings the net total industries invested in up to 23 from 16 for the year ended September 30, 2010.

The investments at fair value were included in the following geographic regions of the United States at September 30, 2011 and September 30, 2010:

	September 30, 2011		September 30, 2010
Geographic Region	Fair Value	Percent of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$144,292	47.6%	$109,299	42.5%
West	70,862	23.4	59,684	23.2
South	52,265	17.3	44,704	17.4
Northeast	28,158	9.3	36,995	14.4
Other	7,370	2.4	6,427	2.5

Total Investments	$302,947	100.0%	$257,109	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2011:

Fiscal year ending September 30,	Amount
2012	$60,817
2013	131,377
2014	35,172
2015	32,272
2016	72,363
2017 and thereafter	43,868

Total contractual repayments	$375,869
Investments in equity securities	9,184
Adjustments to cost basis on debt securities	(2,238)

Total cost basis of investments held at September 30, 2011:	$382,815

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on the Consolidated Statements of Assets and Liabilities. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of September 30, 2011 and 2010, the Company had gross receivables from portfolio companies of $0.8 million. The allowance for uncollectible receivables was $0.4 million for September 30, 2011 and $0.3 million for September 30, 2010. In addition, the Company recorded an allowance for uncollectible interest receivable of $65 as of September 30, 2011. No allowance for uncollectible interest receivable was recorded as of September 30, 2010.

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Former Employees

The Company has outstanding loans to certain employees of the Adviser, each of whom was a joint employee of the Adviser (or the Company’s previous adviser, Gladstone Capital Advisers, Inc.) and the Company at the time the loans were originally provided. The loans were for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loan were posted as collateral. The Company received $3.2 million and $1.4 million of principal repayments during the years ended September 30, 2011 and 2010, respectively. The Company recognized interest income from all employee loans of $0.4 million, $0.4 million and $0.5 million for the years ended September 30, 2011, 2010 and 2009. Refer to Note 7, “Common Stock Transactions” for additional information related to these transactions.

During the year ended September 30, 2010, $0.5 million of an employee stock option loan to a former employee of the Adviser was transferred from notes receivable – employees to other assets in connection with the termination of her employment with the Adviser and the later amendment of the loan. The interest on the loan from the time the employee’s employment ended with the Adviser is included in other income on the accompanying Consolidated Statement of Operations.

Compensation Expense

During the year ended September 30, 2010, the employee stock option loans of two former employees were converted from recourse to non-recourse loans. In connection with these conversions, the Company repurchased and retired the shares of common stock pledged as collateral for the loans, which shares had previously been acquired upon the exercise of the stock options in consideration for the issuance of the loans. The repurchases were accounted for as treasury stock transactions at the fair value of the shares, based on the trading price of the Company’s common stock on the date of the transactions, totaling $0.4 million. Since the value of the stock option loans totaled $0.6 million, the Company recorded non-cash compensation expense of $0.2 million during the year ended September 30, 2010.

Investment Advisory and Management Agreement

The Company has entered into an investment advisory agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 12, 2011, the Board of Directors approved the renewal of the Advisory Agreement through August 31, 2012.

The following table summarizes the management fees, incentive fees and associated credits reflected in the accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2011	2010	2009
Average total assets subject to base management fee (A)	$286,550	$304,250	$381,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%

Gross base management fee	5,731	6,085	7,625
Reduction for loan servicing fees (B)	(3,355)	(3,412)	(5,620)

Base management fee (B)	2,376	2,673	2,005

Credit for fees received by Adviser from the portfolio companies	(239)	(213)	(89)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(383)	(42)	(265)

Net base management fee	$1,754	$2,418	$1,651

Gross incentive fee (B)	$4,598	$1,823	$3,326
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(21)	(165)	(3,326)

Net incentive fee	$4,577	$1,658	$—

Credit for fees received by Adviser from the portfolio companies	$(239)	$(213)	$(89)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(383)	(42)	(265)
Incentive fee credit	(21)	(165)	(3,326)

Credit to base management and incentive fees from Adviser (B)	$(643)	$(420)	$(3,680)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the applicable year.

(B)	Reflected as a line item in the Consolidated Statements of Operations.

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

The Adviser also services the loans held by Business Loan, in return for which it generally receives a 1.5% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended September 30, 2011 and 2010.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance with 50% of certain of these fees, and 100% of others, credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

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

The Company’s Board of Directors accepted on unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100% cover distributions to stockholders for the years ended September 30, 2011 and 2010.

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years. No capital gains-based incentive fee had been recorded for the Company from inception through September 30, 2011, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, the Company did not accrue a capital gains-based incentive fee for the year ended September 30, 2011. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a relevant period, then GAAP requires the Company to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.

As a BDC, the Company makes available significant managerial assistance to its portfolio companies and provides other services to such portfolio companies. Although, neither the Company nor its Adviser currently receives fees in connection with managerial assistance, the Adviser provides other services to the Company’s portfolio companies and receives fees for these other services. For example, certain of the Company’s portfolio companies contract directly with our Adviser for the provision of consulting services.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal legal counsel and their respective staffs. The Company’s allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, the Board of Directors approved the renewal of the Administration Agreement through August 31, 2012.

Related Party Fees Due

Amounts due to related parties on the accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,
	2011	2010
Base management fee due to Adviser	$330	$319
Incentive fee due to Adviser	1,203	158
Loan servicing fee due to Adviser	227	196

Total fees due to Adviser	1,760	673

Fee due to Administrator	194	267

Total related party fees due	$1,954	$940

NOTE 5. BORROWINGS

Line of Credit

On March 15, 2010, the Company, through its wholly-owned subsidiary, Business Loan, entered into a fourth amended and restated credit agreement which provided for a $127.0 million revolving line of credit arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent (the “Credit Facility”). Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded up to $202.0 million through the addition of other committed lenders to the facility. On November 22, 2010 (the “Amendment Date”), the Company amended its Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at a 30-day London Interbank Offered Rate (“LIBOR”) subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of the Amendment Date, advances under the Credit Facility bear interest at a 30-day LIBOR or commercial paper rate (subject to a minimum rate of 1.5%), plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, the Company is no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. During the quarter ended December 31, 2010, the Company reversed the projected annual minimum earnings shortfall fee of $0.6 million that had been accrued as of September 30, 2010. The Company paid a $0.7 million fee in connection with the November 2010 amendment. On August 9, 2011, ING, increased its commitment by $10 million, bring the total revolving line of credit to $137.0 million. All other terms of the existing line of credit remained the same.

The Credit Facility matures on March 15, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on March 15, 2013. In addition, if the Credit Facility is not renewed on or before March 15, 2012, the Company will be required to use all principal collections from its loans to pay outstanding principal on the Credit Facility.

The following tables summarize noteworthy information related to the Credit Facility:

	$000.000.000.0	$000.000.000.0
	As of September 30,
	2011	2010
Commitment amount	$137,000	$127,000
Borrowings outstanding	99,400	16,800
Availability	24,700	81,000

	$000.000.000	$000.000.000
	Year Ended September 30,
	2011	2010
Weighted average borrowings outstanding	$49,169	$47,918
Effective interest rate(A)	6.00%	7.0%
Commitment fees incurred	$648	$393

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Keybank as custodian. Keybank, who also serves as the trustee of the account, generally remits the collected funds to the Company once a month.

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended September 30, 2011 and 2010. Business Loan is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires it to maintain (i) a minimum net of $200.0 million plus 50.0% of all equity and subordinated debt raised after May 15, 2009, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. The facility requires a minimum of 20 obligors in the borrowing base and as of September 30, 2011, Business Loan had 42 obligors. As of September 30, 2011, the Company was in compliance with all of the facility covenants.

Fair Value

The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with its application of ASC 820 to its investments. The Company estimates the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2011 and 2010, all of the Company’s borrowings were valued using Level 3 inputs.

The following tables present the Credit Facility carried at fair value as of September 30, 2011 and 2010, by caption on the accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward in the changes in fair value of the Credit Facility during the years ended September 30, 2011 and 2010:

	Level 3 –Borrowings under Credit Facility Total Fair Value Reported in Consolidated Statements of Assets and Liabilities As of September 30,
	2011	2010
Credit Facility	$100,012	$17,940

Total Fair value Reported in Consolidated Statements of Assets and Liabilities

	Years Ended September 30,
	2011	2010
Fair value as of September 30, 2010 and 2009, respectively	$17,940	$83,350
Net unrealized (depreciation) appreciation(A)	(528)	790
Borrowings	120,100	24,900
Repayments	(37,500)	(91,100)

Fair value as of September 30, 2011 and 2010, respectively	$100,012	$17,940

(A)	Included in cumulative net unrealized appreciation on borrowings on the accompanying Consolidated Statements of Assets and Liabilities for the year ended September 30, 2011 and 2010.

The fair value of the collateral under the Credit Facility was approximately $256.9 million and $212.6 million at September 30, 2011 and 2010, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENT

Pursuant to its previous revolving credit facility, the Company had an interest rate cap agreement, with an initial notional amount of $35.0 million at a cost of $0.3 million that effectively limited the interest rate on a portion of the borrowings under the line of credit. The interest rate cap agreement expired in February 2009.

The Company recorded changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s Consolidated Statement of Operations. The agreement provided that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings would be capped at 5% when the LIBOR was in excess of 5%. During the year ended September 30, 2009, the Company recorded $0.3 million of loss from the interest rate cap agreement, recorded as a realized loss on the settlement of derivative on the Company’s Consolidated Statement of Operations.

NOTE 7. COMMON STOCK TRANSACTIONS

On October 20, 2009, the Company filed a registration statement on Form N-2 (File No. 333-162592) that was amended on December 9, 2009 and which the Securities and Exchange Commission (“SEC”) declared effective on January 28, 2010, and the Company filed post-effective amendments to such registration statement on April 7, 2011, June 15, 2011, and July 13, 2011, which were declared effective by the SEC on July 15, 2011. Such registration statement permits the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

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

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

Issue Date	Number of Options Exercised	Strike Price of Options Exercised	Amount of Promissory Note Issued to Employees		Outstanding Balance of Employee Loans at 9/30/11	Maturity Date	Interest Rate on Note
Aug-01	393,334	15.00	$5,900	(A)	$2,749	Aug-10	4.90	%(B)
Aug-01	18,334	15.00	275	(A)	200	Aug-10	4.90	(B)
Aug-01	18,334	15.00	275		236	Aug-11	4.90	(C)
Sep-04	13,332	15.00	200		198	Sep-13	5.00
Jul-06	13,332	15.00	200		200	Jul-15	8.26
Jul-06	18,334	15.00	275		275	Jul-15	8.26

	475,000		$7,125		$3,858

(A)

On September 7, 2010, the Company entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, the Company’s Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of the Company on August 23, 2001, in the principal amounts of $5.9 million and $0.3 million, respectively (collectively, the “Notes”). Mr. and Ms. Gladstone executed the Notes in payment of the exercise price of certain stock options (the “Options”) to acquire shares of the Company’s common stock. Concurrently with the execution of the Notes, the Company and Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to the Company a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of the Company’s common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, the Company will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to the Company under the Notes at such time, if ever, that the trading price of the Company’s common stock reaches $15 per share. In entering into the Redemption Agreements, the Company reserved all of its existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011 , June 27, 2011 and September 26, 2011, Mr. Gladstone paid down in the aggregate $3.2 million of the principal balance of his Note, leaving a principal balance of $2.7 million outstanding as of September 30, 2011. In connection with these payments, the Company released its first priority security interest on 280,000 shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 183,334 shares in Pledged Collateral from Mr. Gladstone as of September 30, 2011. On September 28, 2011, Ms. Gladstone paid down $75 of the principal balance of her 2001 Note, leaving a principal balance of $200 outstanding on this Note as of September 30, 2011. The principal balances under her 2006 Notes remain unchanged at an aggregate balance of $475 as of September 30, 2011.

(B)

An event of default was triggered under these Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding within five business days of August 23, 2010. As such, the Company charges a default rate of an additional 2% per annum under these Notes for all periods following default.

(C)

An event of default was triggered under the Note by virtue of an employee’s failure to repay the amounts outstanding within five business days of August 23, 2011. As such, the Company charges a default rate of an additional 2% per annum under the Note for all periods following default.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2011, the Company determined that these notes were still recourse.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the fiscal years ended September 30, 2011, 2010 and 2009:

	Year Ended September 30,
	2011	2010	2009
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(21,099)	$16,394	$3,783
Denominator for basic and diluted shares	21,039,242	21,060,351	21,087,574

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(1.00)	$0.78	$0.18

NOTE 9. DISTRIBUTIONS

Distributions

The Company is required to pay out as a distribution 90% of its ordinary income and short-term capital gains for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a distribution up to 100% of those amounts. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, three monthly distributions are declared each quarter. At year-end the Company may pay a bonus distribution, in addition to the monthly distributions, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. Long-term capital gains are composed of prepayment fees and gains from the sale of securities held for one year or more. Additionally, success fees, prior to January 1, 2011, were treated as long-term capital gains. Starting January 1, 2011, the tax characterization of the success fee amount was and will be treated as ordinary income. The approved change in accounting method does not require the Company to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011. As a result, the Company will be required to distribute such amounts to its stockholders in order to maintain RIC status for success fees the Company receives after January 1, 2011.

The Company may decide to retain long-term capital gains from the sale of securities, if any, and not pay them out as distributions, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to a 35% tax. The tax characteristics of all distributions will be reported to stockholders on Form 1099 at the end of each calendar year. The following table lists the per share distributions paid for the fiscal years ended September 30, 2011 and 2010:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Share
2011	October 5, 2010	October 21, 2010	October 29, 2010	$0.07
	October 5, 2010	November 19, 2010	November 30, 2010	0.07
	October 5, 2010	December 23, 2010	December 31, 2010	0.07
	January 11, 2011	January 21, 2011	January 31, 2011	0.07
	January 11, 2011	February 21, 2011	February 28, 2011	0.07
	January 11, 2011	March 21, 2011	March 31, 2011	0.07
	April 12, 2011	April 22, 2011	April 29, 2011	0.07
	April 12, 2011	May 20, 2011	May 31, 2011	0.07
	April 12, 2011	June 20, 2011	June 30, 2011	0.07
	July 12, 2011	July 22, 2011	July 29, 2011	0.07
	July 12, 2011	August 19, 2011	August 31, 2011	0.07
	July 12, 2011	September 22, 2011	September 30, 2011	0.07

			Annual Total:	$0.84

2010	October 6, 2009	October 22, 2009	October 30, 2009	$0.07
	October 6, 2009	November 19, 2009	November 30, 2009	0.07
	October 6, 2009	December 22, 2009	December 31, 2009	0.07
	January 12, 2010	January 21, 2010	January 29, 2010	0.07
	January 12, 2010	February 18, 2010	February 26, 2010	0.07
	January 12, 2010	March 23, 2010	March 31, 2010	0.07
	April 7, 2010	April 22, 2010	April 30, 2010	0.07
	April 7, 2010	May 20, 2010	May 28, 2010	0.07
	April 7, 2010	June 22, 2010	June 30, 2010	0.07
	July 7, 2010	July 22, 2010	July 30, 2010	0.07
	July 7, 2010	August 23, 2010	August 31, 2010	0.07
	July 7, 2010	September 22, 2010	September 30, 2010	0.07

			Annual Total:	$0.84

Aggregate distributions declared and paid for the 2011 and 2010 fiscal years were both approximately $17.7 million, which were declared based on an estimate of net investment income for each fiscal year.

Distribution of Income and Gains

Net investment income of the Company is declared and distributed to stockholders monthly. Net realized gains from investment transactions, in excess of available capital loss carryforwards, would be taxable to the Company if not distributed, and, therefore, generally will be distributed at least annually.

The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company may periodically make reclassifications among certain of its capital accounts without impacting the net asset value of the Company. Additionally, the following tables also include these adjustments for the years ended September 30, 2011 and 2010, respectively.

The Company’s components of net assets on a tax-basis were as follows:

	$0000000	$0000000
	Year Ended September 30,
	2011	2010
Common stock	$21	$21
Paid in capital	326,913	326,935
Notes receivable – employees	(3,858)	(7,103)
Net unrealized depreciation on investments	(80,104)	(41,800)
Net unrealized appreciation on borrowings	(612)	(1,140)
Underdistributed ordinary income	679	—
Capital loss carryforward	(27,255)	(26,354)
Post-October tax loss	(1,649)	(901)
Other temporary differences	(414)	(412)

Net Assets	$213,721	$249,246

The Company intends to retain realized gains to the extent of available capital loss carryforwards. As of September 30, 2011 the Company had $26.4 million and $0.9 million of capital loss carryforwards that expire in 2018 and 2019, respectively.

For the years ended September 30, 2011 and 2010, the Company recorded the following adjustments to reflect tax character. Reclassifications between income and gains primarily relate to the character of prepayment and success fees and accrued interest written off for GAAP purposes.

	$0000000	$0000000
	Year Ended September 30,
	2011	2010
Overdistributed net investment income	$472	$(1,172)
Accumulated Net Realized Losses	(450)	1,992
Paid-in-capital	(22)	(820)

The tax character of distributions paid to stockholders by the Company is summarized as follows:

	Year Ended September 30,
	2011	2010	2009
Distributions from:
Ordinary Income	$17,672	$16,907	$20,795
Long Term Capital Gains	—	—	27
Return of Capital	—	783	5,748

Total Distributions	$17,672	$17,690	$26,570

NOTE 10. FEDERAL AND STATE INCOME TAXES

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute a minimum of 90% of its ordinary income, and, as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its ordinary income in any calendar year and 98% of its capital gain net income in any calendar year. Under the RIC Modernization Act, for excise tax years beginning January 1,

2011, the minimum distribution requirement for capital gains income has been raised to 98.2%. The Company must also meet the asset diversification threshold under the Code’s rules applicable to a RIC.

Additionally, under the RIC Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the previous regulation.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to certain legal proceedings incidental to the normal course of its business, including the enforcement of the Company’s rights under contracts with its portfolio companies. The Company is required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company do not establish reserves. Based on current knowledge, the Company does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on the Company’s financial condition or results of operation.

Financial Commitments and Obligations

At September 30, 2011, the Company was not party to any signed commitments for potential investments. However, the Company has certain lines of credit and capital commitments with its portfolio companies that have not been fully drawn or called, respectively, as of September 30, 2011 and 2010. Since these commitments have expiration dates and the Company expects many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit and capital commitments with portfolio companies, the Company also extends certain guaranties on behalf of some of its portfolio companies during the normal course of business. In July 2009, the Company executed a guaranty (the “Guaranty”) of a line of credit agreement between Comerica Bank and Defiance Integrated Technologies, Inc. (“Defiance”), one of its Control investments. Pursuant to the Guaranty, if Defiance had a payment default, the Guaranty was callable once the bank reduced its claim by using commercially reasonable efforts to collect through disposition of the Defiance collateral. The Guaranty was limited to $0.3 million plus interest on that amount accrued from the date demand payment was made under the Guaranty, and all costs incurred by the bank in its collection efforts. On March 1, 2011, the Company and Comerica Bank terminated the Guaranty.

The Company estimated the fair value of its unused line of credit and uncalled capital commitments as of September 30, 2011 and 2010 to be minimal; and therefore, they are not recorded on the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2011, there were no outstanding guaranties.

The following table summarizes the notional dollar balances of unused line of credit commitments, uncalled capital commitments and guaranties as of September 30, 2011 and 2010:

	As of September 30,
	2011	2010
Unused line of credit commitments	$12,990	$9,304
Uncalled capital commitment	800	1,600
Guaranties	—	250

Total	$13,790	$11,154

The following table shows the Company’s contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$99,400	$—	$—	$—	$99,400

(A)	Excludes the unused or uncalled commitments to extend credit or capital to the Company’s portfolio companies for an aggregate amount of $13.8 million, as discussed above.

(B)	Principal balance of borrowings under the Credit Facility, based on the contractual maturity due to the revolving nature of the facility.

NOTE 12. FINANCIAL HIGHLIGHTS

	Year Ended September 30,
	2011	2010	2009	2008	2007
Per Share Data (A)
Net asset value at beginning of period	$11.85	$11.81	$12.89	$14.97	$14.02

Income from investment operations (B)
Net investment income	0.88	0.84	1.00	1.35	1.69
Net realized loss on the sale of investments	(0.06)	(0.14)	(1.25)	(0.04)	—
Realized loss on settlement of derivative	—	—	(0.01)	—	—
Net unrealized appreciation on derivative	—	—	0.01	—	—
Net unrealized (depreciation) appreciation on investments	(1.84)	0.11	0.45	(2.39)	(0.56)
Net unrealized appreciation (depreciation) on borrowings	0.02	(0.03)	(0.02)	—	—

Total from investment operations	(1.00)	0.78	0.18	(1.08)	1.13

Distributions to stockholders from (B)(C)
Taxable ordinary income	(0.84)	(0.80)	(0.99)	(1.31)	(1.48)
Long term capital gains	—	—	—	(0.01)	—
Return on capital	—	(0.04)	(0.27)	(0.36)	(0.20)

Total distributions	(0.84)	(0.84)	(1.26)	(1.68)	(1.68)

Capital share transactions
Issuance of common stock under shelf offering	—	—	—	0.72	1.55
Offering costs	—	—	—	(0.04)	(0.05)
Repayment of principal on notes receivable	0.15	0.07	—	—	0.06
Conversion of recourse to non-recourse notes	—	(0.02)	—	—	—
Reclassification of principal on employee note	—	0.02	—	—	—
Stock surrendered to settle withholding tax obligation	—	—	—	—	(0.06)
Anti-dilutive effect of common stock reduction	—	0.03	—	—	—

Total from capital share transactions	0.15	0.10	—	0.68	1.50

Net asset value at end of period	$10.16	$11.85	$11.81	$12.89	$14.97

Per share market value at beginning of period	$11.27	$8.93	$15.24	$19.52	$22.01
Per share market value at end of period	6.86	11.27	8.93	15.24	19.52
Total return (D)	(33.77)%	37.46%	(30.94)%	(13.90)%	(4.40)%
Common stock outstanding at end of period	21,039,242	21,039,242	21,087,574	21,087,574	14,762,574

Statement of Assets and Liabilities Data
Net assets at end of period	$213,721	$249,246	$249,076	$271,748	$220,959
Average net assets(E)	235,901	249,968	253,316	284,304	189,732
Senior Securities Data
Borrowing, at fair value	$100,012	$17,940	$83,350	$151,030	$144,440
Asset coverage ratio (F)(G)	314%	1,419%	396%	279%	252%
Average coverage per unit (G)	$3,144	$14,187	$3,963	$2,792	$2,524
Ratios/Supplemental Data
Ratio of expenses to average net assets (H)	7.39%	7.28%	9.97%	9.34%	10.75%
Ratio of net expenses to average net assets (I)	7.12	7.11	8.52	6.74	7.60
Ratio of net investment income to average net assets	7.81	7.10	8.30	9.34	11.73

(A)	Based on actual shares outstanding at the end of the corresponding period.

(B)	Based on weighted average basic per share data.

(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under U.S. GAAP.

(D)

Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of the Company’s distribution reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of the Company’s distributions please refer to Note 9.

(E)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(F)

As a BDC, the Company is generally required to maintain a ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(G)

Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness (including interest payable and guaranties). Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(H)	Ratio of expenses to average net assets is computed using expenses before credits from Adviser to the base management and incentive fees and including income tax expense.

(I)	Ratio of net expenses to average net assets is computed using total expenses net of credits from Adviser to the base management and incentive fees and including income tax expense.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	$00000	$00000	$00000	$00000
	Year Ended September 30, 2011
	Quarter Ended December 31, 2010	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011
Total Investment Income	$8,006	$8,398	$8,980	$9,827
Net Investment Income	4,637	4,428	4,534	4,813
Net Increase (Decrease) in Net Assets Resulting From Operations	2,132	(8,381)	(14,310)	(540)

Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$0.10	$(0.40)	$(0.68)	$(0.03)

	$00000	$00000	$00000	$00000
	Year Ended September 30, 2010
	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010
Total Investment Income	$9,804	$9,814	$7,969	$7,952
Net Investment Income	4,428	4,474	4,429	4,428
Net Increase (Decrease) in Net Assets Resulting From Operations	6,326	7,980	(1,748)	3,836

Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$0.30	$0.38	$(0.08)	$0.18

NOTE 14. SUBSEQUENT EVENTS

Portfolio Activity

Of significance in November 2011, the Company invested $1.6 million in Ohana Media Group (“Ohana”) in order for it to purchase certain of KMBQ Corporation’s (“KMBQ”) assets out of receivership. In connection with this transaction, the Company recorded a partial realized loss in the quarter ending December 31, 2011. Ohana replaces KMBQ on the Company’s Schedule of Investments as a Non-Control/Non-Affiliate portfolio Company in the quarter ending December 31, 2011.

Subsequent to September 30, 2011, the Company extended $3.6 million in revolver draws and investments. The Company also had $3.9 million in scheduled and unscheduled loan repayments.

Distributions

On October 11, 2011, the Company’s Board of Directors declared the following monthly cash distributions to stockholders:

Record Date	Payment Date	Distribution per Share
October 21, 2011	October 31, 2011	$0.07
November 17, 2011	November 30, 2011	$0.07
December 21, 2011	December 30, 2011	$0.07

Preferred Stock Offering

On October 31, 2011, the Company filed a Prospectus Supplement (to Prospectus dated July 15, 2011) with the SEC pursuant to Rule 497 under the Securities Act of 1933, as amended, which contains a description of the offering of 7.125% Series 2016 Term Preferred Stock (“Term Preferred Stock”), par value $0.001 per share of the Company. Under this Prospectus

Supplement, the Company can issue up to 1.4 million of Term Preferred Stock at an offering price of $25.00 per share. The shares will have a redemption date of December 31, 2016 with an overallotment option of 15% and will be traded under the ticker symbol of GLAD PR A on the New York Stock Exchange. The Term Preferred Stock will not be convertible into the Company’s common stock or any other security of the Company. At the time of issuance, any term preferred stock, including the Term Preferred Stock, will be fully paid and non-assessable and will have no preemptive, conversion, or exchange rights or rights to cumulative voting. The Term Preferred Stock will rank equally with shares of all of the Company’s other preferred stock that might be issued in the future, as to payment of dividends and the distribution of the Company’s assets upon dissolution, liquidation or winding up of affairs. The Term Preferred Stock is, and all other preferred stock that the Company may issue in the future will be, senior as to dividends and distributions to the Company’s Common Stock. The Company may issue additional series of term preferred stock or other preferred stock in the future. Monthly dividends will be paid on the Term Preferred Stock at an annual rate of 7.125% of the $25 liquidation preference per share, or $1.7813 per Term Preferred Stock per year, commencing on December 30, 2011. As of October 31, 2011, the Company had incurred $1.9 million in offering costs in relation to this transaction. On November 4, 2011, the Company completed the offering of its Term Preferred Stock for gross proceeds of $35.0 million. Net proceeds of the offering, after deducting underwriting discounts and estimated offering expenses borne by the Company, were approximately $33.1 million and were used to repay a portion of outstanding borrowings under the Credit Facility. In connection with the offering, the Company also granted the underwriters an option, exercisable on or before November 27, 2011, to purchase an additional 210,000 shares of Term Preferred Stock solely to cover over-allotments, if any. On November 14, 2011, the underwriters notified the Company of their intent to exercise their option to purchase an additional 139,882 shares of the Company’s Term Preferred Stock.

The Company is required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 at a redemption price equal to $25 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. The Company cannot effect any amendment, alteration or repeal of its obligation to redeem all of the Term Preferred Stock on December 31, 2016 without the prior unanimous consent of the holders of Term Preferred Stock. If the Company fails to maintain an asset coverage ratio of at least 200% (as described in the Prospectus Supplement), it will redeem a portion of the outstanding Term Preferred Stock in an amount at least equal to the lesser of (1) the minimum number of shares of Term Preferred Stock necessary to cause the Company to meet its required asset coverage ratio and (2) the maximum number of Term Preferred Stock that the Company can redeem out of cash legally available for such redemption. At any time on or after December 31, 2012, at the Company’s sole option, it may redeem the Term Preferred Stock at a redemption price per share equal to the sum of the $25 liquidation preference per share plus (i) an initial premium of 1.00% of the liquidation preference (with such premium declining by 0.50% on the first and second anniversaries such that on December 31, 2014, no premium will be payable in connection with any such optional redemption) and (ii) an amount equal to accumulated but unpaid dividends, if any, on the Term Preferred Stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOUSRE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures

As of September 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

The Company will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2011 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Executive Compensation” and “Director Compensation”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Management on Internal Controls

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Assets and Liabilities as of September 30, 2011 and September 30, 2010

Consolidated Statements of Operations for the years ended September 30, 2011, September 30, 2010 and September 30, 2009

Consolidated Statements of Changes in Net Assets for the years ended September 30, 2011, September 30, 2010 and September 30, 2009

Consolidated Statements of Cash Flows for the years ended September 30, 2011, September 30, 2010 and September 30, 2009

Consolidated Schedule of Investments as of September 30, 2011

Consolidated Schedule of Investments as of September 30, 2010

Notes to Consolidated Financial Statements

2. Financial statement schedules

•	Schedule 12-14 Investments in and Advances to Affiliates

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

•	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.5	Third amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.6	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

4.1	Form of Direct Registration Transaction Advice for the Company’s common stock, par value $0.001 per share, the rights of holders of which are defined in exhibits 3.1 and 3.2, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

4.2	Specimen Stock Certificate, incorporated by reference to Exhibit d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.3	Specimen 7.125% Series 2016 Term Preferred stock certificate, incorporated by reference to Exhibit 2.d.5 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

10.1	Promissory Note of David Gladstone in favor of the Company, dated August 23, 2001, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed October 4, 2001.

10.2	Custodian Agreement between Gladstone Capital Corporation and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 814-00237), filed August 1, 2006.

10.3*	Amended and Restated Investment Advisory and Management Agreement between Gladstone Capital Corporation and Gladstone Management Corporation, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006 (renewed on July 12, 2011).

10.4*	Administration Agreement between Gladstone Capital Corporation and Gladstone Administration, LLC, dated as of October 1, 2006 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006 (renewed on July 12, 2011).

10.5	Fourth Amended and Restated Credit Agreement dated as of March 15, 2010 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00237), filed March 16, 2010.

10.6	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of November 22, 2010 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 (File No. 814-00237), filed November 22, 2010.

10.7	Equity Distribution Agreement, dated as of May 17, 2010, by and among Gladstone Capital Corporation, Gladstone Management Corporation and BB&T Capital Markets, a division of Scott & Stringfellow, LLC, incorporated by reference to Exhibit 2.h.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-162592), filed on May 17, 2010.

10.8	Redemption Agreement, dated as of September 7, 2010, between Gladstone Capital Corporation and David Gladstone, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 (File No. 814-00237), filed November 22, 2010.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 14, 2011	By:	/s/ DAVID WATSON

David Watson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: November 14, 2011	By:	/s/ DAVID GLADSTONE

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 14, 2011	By:	/s/ TERRY LEE BRUBAKER

Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: November 14, 2011	By:	/s/ GEORGE STELLJES III

George Stelljes III
President, Chief Investment Officer and Director

Date: November 14, 2011	By:	/s/ DAVID A.R. DULLUM

David A.R. Dullum
Director

Date: November 14, 2011	By:	/s/ DAVID WATSON

David Watson
Chief Financial Officer (principal financial and accounting officer)

Date: November 14, 2011	By:	/s/ ANTHONY W. PARKER

Anthony W. Parker
Director

Date: November 14, 2011	By:	/s/ MICHELA A. ENGLISH

Michela A. English
Director

Date: November 14, 2011	By:	/s/ PAUL ADELGREN

Paul Adelgren
Director

Date: November 14, 2011	By:	/s/ JOHN OUTLAND

John Outland
Director

Date: November 14, 2011	By:	/s/ GERARD MEAD

Gerard Mead
Director

Date: November 14, 2011	By:	/s/ JACK REILLY

Jack Reilly
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND WARRANTS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness	Number of Shares or Warrants or Principal Amount of Indebtedness Held at September 30, 2011	Amount of Equity in Net Profit (Loss) for the Year Ended September 30, 2011(B)	Income Earned for the Year Ended September 30, 2011	Value at September 30, 2011
CONTROL INVESTMENTS
BERTL, Inc.	Line of Credit	$1,427	$—	$—	$—
	Common Stock (B) (D)	100	—	—	—

Defiance Integrated	Senior Term Debt	$7,505	—	888	7,505
Technologies, Inc. (C)	Common Stock (B) (D)	15,500	—	—	7,534

Kansas Cable Holdings, Inc.	Line of Credit	$346	—	—	14
	Senior Term Debt	$1,500	—	—	60
	Senior Term Debt	$1,039	—	—	42
	Common Stock (B) (D)	100	—	—	—

Lindmark Acquisition, LLC	Senior Subordinated Term Debt	$10,000	—	—	2,000
	Senior Subordinated Term Debt	$2,000	—	—	400
	Senior Subordinated Term Debt	$1,908	—	—	383
	Common Stock (B) (D)	100	—	—	—

LocalTel, LLC	Line of Credit	$1,848	—	—	734
	Senior Term Debt	$1,170	—	—	—
	Line of Credit	$325	—	—	—
	Senior Term Debt	$2,688	—	—	—
	Senior Term Debt	$2,750	—	—	—
	Common Stock Warrants (B) (D)	4,000	—	—	—

Midwest Metal Distribution, Inc.(C)	Senior Subordinated Term Debt	$18,281	—	2,242	17,184
	Common Stock Warrants (B) (D)	501	—	—	—

Sunshine Media Holdings (C)	Line of Credit	$900	—	127	270
	Senior Term Debt	$16,948	—	1,353	5,084
	Senior Term Debt	$10,700	—	409	3,210
	Preferred Equity (B) (D)	6,689	—	—	—
	Common Stock (B) (D)	934	—	—	—

US Healthcare Communications, Inc.	Line of Credit	$269	—	—	—
	Line of Credit	$450	—	—	—
	Common Stock (B) (D)	100	—	—	—

Viapack, Inc.	Line of Credit	$1,600	—	20	320
	Senior Term Debt	$600	—	89	120
	Senior Real Estate Term Debt	$3,925	—	11	785
	Common Stock (B) (D)	100	—	—	—

Total Affiliate Investments			$—	$5,139	$45,645

(A)	Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company.

(B)	Security is non-income producing.

(C)	Some or all of the securities in this portfolio company are pledged as collateral to the Company’s Credit Facility.

(D)	In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in net profit (loss) was recorded as of September 30, 2011.

Name of Issuer(A)	Title of Issue or Nature of Indebtedness	Value as of September 30, 2010	Gross Additions	Gross Reductions	Value as of September 30, 2011
CONTROL INVESTMENTS:
BERTL, Inc.	Line of Credit	$—	$35	$(35)	$—
	Common Stock (B)	—	—	—	—

Defiance Integrated	Senior Term Debt	8,325	—	(820)	7,505
Technologies, Inc. (C)	Common Stock (B)	1,543	5,991	—	7,534

Kansas Cable Holdings, Inc.	Line of Credit	—	346	(332)	14
	Senior Term Debt	—	1,500	(1,440)	60
	Senior Term Debt	—	1,039	(997)	42
	Common Stock (B)	—	1	(1)	—

Lindmark Acquisition, LLC	Senior Subordinated Term Debt	5,000	—	(3,000)	2,000
	Senior Subordinated Term Debt	1,000	—	(600)	400
	Senior Subordinated Term Debt	897	115	(629)	383
	Common Stock (B)	—	316	(316)	—

LocalTel, LLC	Line of Credit	1,063	150	(479)	734
	Senior Term Debt	—	—	—	—
	Line of Credit	—	—	—	—
	Senior Term Debt	—	—	—	—
	Senior Term Debt	—	—	—	—
	Common Stock Warrants (B)	—	—	—	—

Midwest Metal Distribution, Inc. (C)	Senior Subordinated Term Debt	15,539	1,645	—	17,184
	Common Stock Warrants (B)	—	—	—	—

Sunshine Media Holdings (C)	Line of Credit	—	2,800	(2,530)	270
	Senior Term Debt	—	12,711	(7,627)	5,084
	Senior Term Debt	—	8,025	(4,815)	3,210
	Preferred Equity (B)	—	2,475	(2,475)	—
	Common Stock (B)	—	1,480	(1,480)	—

US Healthcare Communications, Inc.	Line of Credit	5	—	(5)	—
	Line of Credit	—	—	—	—
	Common Stock (B)	—	—	—	—

Viapack, Inc.	Line of Credit	—	1,600	(1,280)	320
	Senior Term Debt	—	150	(30)	120
	Senior Real Estate Term Debt	—	981	(196)	785
	Common Stock (B)	—	1	(1)	—

Total Affiliate Investments		$33,372	$41,361	$(29,088)	$45,645

(A)	Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company.

(B)	Security is non-income producing.

(C)	Some or all of the securities in this portfolio company are pledged as collateral to the Company’s Credit Facility.