Form 10-Q
period 2011-12-31
GLADSTONE CAPITAL CORP
filed 2012-01-31
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of January 27, 2012 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2011	September 30, 2011
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $273,177 and $288,266, respectively)	$248,832	$257,302
Control investments (Cost of $97,293 and $94,549, respectively)	44,014	45,645

Total investments at fair value (Cost of $370,470 and $382,815, respectively)	292,846	302,947
Cash	5,772	6,732
Restricted cash	1,225	—
Interest receivable – investments in debt securities	2,921	3,066
Interest receivable – employees(A)	13	—
Due from custodian	1,669	2,547
Deferred financing fees	2,261	650
Prepaid assets	825	996
Other assets	584	686

TOTAL ASSETS	$308,116	$317,624

LIABILITIES
Borrowings at fair value (Cost of $56,900 and $99,400, respectively)	$57,213	$100,012
Mandatorily redeemable preferred stock, $0.001 per share par value, $25 per share liquidation preference; 4,000,000 and no shares authorized; 1,539,882 and no shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	38,497	—
Accounts payable and accrued expenses	524	513
Interest payable	205	289
Fees due to Adviser(A)	1,414	1,760
Fee due to Administrator(A)	195	194
Other liabilities	2,052	1,135

TOTAL LIABILITIES	$100,100	$103,903

NET ASSETS	$208,016	$213,721

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 and 50,000,000 shares authorized; 21,019,242 and 21,039,242 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	$21	$21
Capital in excess of par value	326,756	326,913
Notes receivable – employees(A)	(3,699)	(3,858)
Cumulative net unrealized depreciation on investments	(77,624)	(79,867)
Cumulative net unrealized appreciation on borrowings	(313)	(612)
Under distributed net investment income	108	108
Accumulated net realized losses	(37,233)	(28,984)

TOTAL NET ASSETS	$208,016	$213,721

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$9.90	$10.16

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,889	$6,926
Control investments	1,358	797
Cash	6	—
Notes receivable from employees(A)	67	122

Total interest income	9,320	7,845
Other income
Non-Control/Non-Affiliate investments	—	161

Total other income	—	161

Total investment income	9,320	8,006

EXPENSES
Loan servicing fee(A)	959	842
Base management fee(A)	597	505
Incentive fee(A)	1,035	1,159
Administration fee(A)	195	186
Interest expense on borrowings	1,139	(120)
Dividend expense on mandatorily redeemable preferred stock	434	—
Amortization of deferred financing fees	457	297
Professional fees	292	332
Other expenses	244	220

Expenses before credits from Adviser	5,352	3,421
Credits to fees from Adviser(A)	(450)	(52)

Total expenses net of credits to fees	4,902	3,369

NET INVESTMENT INCOME	4,418	4,637

REALIZED AND UNREALIZED (LOSS) GAIN:
Net realized loss on investments	(8,249)	—
Net unrealized appreciation (depreciation) on investments	2,243	(2,944)
Net unrealized depreciation on borrowings	299	439

Net loss on investments and borrowings	(5,707)	(2,505)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,289)	$2,132

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.06)	$0.10

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,038,590	21,039,242

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Operations:
Net investment income	$4,418	$4,637
Net realized loss on investments	(8,249)	—
Net unrealized appreciation (depreciation) on investments	2,243	(2,944)
Net unrealized depreciation on borrowings	299	439

Net (decrease) increase in net assets resulting from operations	(1,289)	2,132

Distributions:
Distributions to common stockholders	(4,418)	(4,418)

Capital transactions:
Stock redemption for repayment of principal on employee note	(155)	—
Repayment of principal on employee notes	158	—

Net increase in net assets from capital transactions	3	—

Total decrease in net assets	(5,704)	(2,286)
Net assets at beginning of period	213,720	249,246

Net assets at end of period	$208,016	$246,960

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(1,289)	$2,132
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(11,251)	(11,794)
Principal repayments on investments	10,780	13,208
Proceeds from sale of investments	4,489	37
Increase in investment balance due to paid-in-kind interest	—	(4)
Net change in premiums, discounts and amortization	(74)	213
Net realized loss on investments	8,400	—
Net unrealized (appreciation) depreciation on investments	(2,243)	2,944
Net unrealized depreciation on borrowings	(299)	(439)
Increase in restricted cash	(1,225)	—
Amortization of deferred financing fees	457	297
Decrease (increase) in interest receivable	132	(82)
Decrease (increase) in due from custodian	877	(10,509)
Decrease (increase) in prepaid assets	171	(15)
Decrease in other assets	102	108
Increase (decrease) in accounts payable and accrued expenses	11	(373)
Decrease in interest payable	(84)	(578)
(Decrease) increase in fees due to Adviser(A)	(346)	1,143
Increase (decrease) in fee due to Administrator(A)	1	(81)
Increase (decrease) in other liabilities	917	(207)

Net cash provided by (used in) operating activities	9,526	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	11,000	10,000
Repayments on borrowings	(53,500)	(2,200)
Proceeds from issuance of mandatorily redeemable preferred stock	38,497	—
Deferred financing fees	(2,068)	(682)
Distributions paid to common stockholders	(4,418)	(4,418)
Receipt of principal on employee notes	3	—

Net cash (used in) provided by financing activities	(10,486)	2,700

NET DECREASE IN CASH	(960)	(1,300)

CASH, BEGINNING OF PERIOD	6,732	7,734

CASH, END OF PERIOD	$5,772	$6,434

NON-CASH ACTIVITIES(B)	$155	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Redemption of 20,000 shares of common stock as consideration to reduce the principal balance of an employee loan by $155. Refer to Note 7—Common Stock for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 2/2011) (D) (H)	$903	$903	$9

Allison Publications, LLC	Service-publisher of consumer oriented Magazines	Senior Term Debt (10.5%, Due 9/2012) (D)	8,314	8,325	7,763

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	5,226

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $0 available (7.3%, Due 11/2012) (D)	450	450	315
		Senior Term Debt (7.3%, Due 11/2012) (D)	108	108	76

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (13.5%, Due 12/2016) (D)	14,265	14,265	14,354

FedCap Partners, LLC	Private equity fund	Class A Membership Units (80 units) (G)		1,200	1,153
		Uncalled Capital Commitment ($800)

GFRC Holdings, LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (D)	5,424	5,424	3,525
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (D)	6,598	6,598	4,289

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (C) (I)	2,435	2,435	2,435

Heartland Communications Group	Service-radio station operator	Line of Credit, $43 available (5.0%, Due 3/2013) (D)	57	57	22
		Line of Credit, $100 available (10.0%, Due 3/2013) (D)	—	—	—
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,342	4,320	1,672
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $0 available (11.0%, Due 5/2012) (D) (J)	1,500	1,500	1,088
		Senior Term Debt (10.5%, Due 5/2012) (D) (J)	859	858	622
		Senior Term Debt (12.5%, Due 5/2012) (C)(D) (J)	2,500	2,500	1,813

Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (16.0%, Due 6/2013) (D)	9,474	9,474	4,737
		Senior Term Debt (18.0%, Due 7/2011) (D)	220	220	110

North American Aircraft Services, LLC	Service - repairs and maintains aircraft fuel tanks and fuel systems	Line of Credit, $750 available (6.5%, Due 8/2012) (D)	1,250	1,250	1,225
		Senior Term Debt (7.5%, Due 8/2016) (D)	5,017	5,017	4,917
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,655
		Senior Subordinated Term Debt (12.5%, Due 8/2016) (D)	2,820	2,820	2,764
		Common Stock Warrants (5.8% ownership) (F) (G)		350	420

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (D)	65	57	53

Ohana Media Group	Service – AM/FM radio broadcast	Senor Term Debt (10.0%, Due 10/2016) (D)	1,590	1,590	1,439

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the Aluminum industry	Equipment Note (13.0%, Due 3/2013) (D)	1,000	1,000	887
		Senior Term Debt (13.0%, Due 3/2013) (D)	4,125	4,125	3,661
		Senior Term Debt (13.0%, Due 3/2013) (C) (D)	4,053	4,053	3,597

PROFIT Systems Acquisition Co.	Service-design and develop ERP Software	Line of Credit, $350 available (11.3%, Due 7/2012) (D)	—	—	—
		Senior Term Debt (10.5%, Due 7/2014) (C) (D)	3,000	3,000	2,865

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2013) (D)	1,312	1,312	1,221
		Senior Term Debt (11.5%, Due 1/2013) (C) (D)	3,060	3,060	2,846

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $2,500 available (9.0%, Due 1/2013) (D)	1,500	1,500	1,472
		Mortgage Note (9.5%, Due 12/2014) (D)	7,145	7,145	7,011
		Senior Term Debt (12.0%, Due 12/2014) (C)(D)	11,543	11,543	10,922
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,678
		Common Stock Warrants (764 shares) (F) (G)		209	587

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (11.3%, Due 5/2013) (D)	—	—	—
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	8,868

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 1/2012) (D)	6,000	6,000	3,300

Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $475 available (9.0%, Due 1/2014) (D)	525	525	513
		Senior Term Debt (8.5%, Due 1/2014) (D)	419	419	409
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,918

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,685
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,730

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Westland Technologies, Inc.	Service-diversified conglomerate	Line of Credit, $1,000 available (6.5%, Due 4/2012) (D)	$—	$—	$—
		Senior Term Debt (7.5%, Due 4/2016) (D)	2,000	2,000	2,000
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	4,000
		Common Stock Warrants (77,287 shares) (F) (G)		350	302

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.3%, Due 5/2012) (D)	1,250	1,250	1,239
		Senior Term Debt (5.8%, Due 5/2013) (D)	1,669	1,669	1,650
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (D)	9,775	9,775	9,616

Subtotal – Non-syndicated loans				$182,884	$159,659

Syndicated Loans:

Airvana Network Solutions, Inc.	Service-telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$4,381	$4,267	$4,381

Allied Security Holdings, LLC	Service-contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (E)	1,000	991	970

Allied Specialty Vehicles, Inc.	Manufacturing-specialty vehicles	Senior Term Debt (9.5%, Due 2/2016) (E)	9,925	9,751	9,726

Ameriqual Group, LLC	Manufacturing-production and distribution of food products	Senior Term Debt (9.0%, Due 3/2016) (E)	7,462	7,332	7,313

Applied Systems, Inc.	Software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (E)	1,000	991	965

Ascend Learning, LLC	Service-technology-based learning solutions	Senior Subordinated Term Debt (11.5%, Due 12/2017) (E)	1,000	973	998

Attachmate Corporate	Service-develops, implements and supports software	Senior Subordinated Term Debt (9.5%, Due 2/2017) (E)	4,000	3,963	3,800

Autoparts Holdings Limited	Supplier to the light and heavy-duty vehicle after market for replacement parts	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	995	960

Covad Communications Group, Inc.	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (E)	1,800	1,770	1,755

Ernest Health, Inc.	Service-post-acute care services	Senior Term Debt (10.3%, Due 5/2017) (E)	2,000	1,972	1,930

Global Brass and Copper, Inc.	Manufacturing - steel wool products and metal fibers	Senior Term Debt (10.3%, Due 8/2015) (E)	2,961	2,889	2,994

HGI Holding, Inc	Service - distributor of disposable medical products	Senior Term Debt (6.8%, Due 10/2016) (E)	1,757	1,724	1,739

Hubbard Radio, LLC	Service-radio station operator	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	495	495

Keypoint Government Solutions, Inc.	Service-security consulting services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,930	6,900	6,791

Mood Media Corporation	Service-media and marketing solutions	Senior Term Debt (10.3%, Due 11/2018) (E)	8,000	7,925	7,320

National Surgical Hospitals, Inc.	Service-physician-partnered surgical facilities	Senior Term Debt (8.3%, Due 2/2017) (E)	1,690	1,655	1,597

Sensus USA, Inc.	Service-provider of utility communication Services	Senior Term Debt (8.5%, Due 5/2018) (E)	500	495	488

Springs Window Fashions, LLC	Manufacturing-window coverings	Senior Term Debt (11.3%, Due 11/2017) (E)	5,000	4,859	4,850

SRAM, LLC	Manufacturing-premium bicycle components	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,476	2,488

Targus Group International, Inc.	Manufacturing-carrying cases and accessories for notebook computers	Senior Term Debt (11.0%, Due 5/2016) (E)	9,950	9,769	9,602

Ulterra Drilling Technologies, LP	Manufacturing-oil field drill bits and slick-slip reduction tools	Senior Term Debt (9.5%, Due 6/2016) (E)	1,950	1,914	1,892

Vision Solutions, Inc.	Service-provider of information availability software	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,918	10,725

Wall Street Systems Holdings, Inc.	Service-software provider	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,972	2,850

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
WP Evenflo Group Holdings, Inc.	Manufacturing-infant and juvenile Products	Senior Term Debt (8.0%, Due 2/2013) (E)	$1,853	$1,853	$1,667
		Senior Preferred Equity (333.3 shares) (F) (G)		333	429
		Junior Preferred Equity (111.1 shares) (F) (G)		111	151
		Common Stock (1,874 shares) (F) (G)		—	297

Subtotal - Syndicated loans				$90,293	$89,173

Total Non-Control/Non-Affiliate Investments (represented 85.0% of total investments at fair value)				$273,177	$248,832

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $69 available (6.5%, Due 4/2012)(F) (H)	$1,367	$1,367	$—
		Common Stock (100 shares) (F) (G)		424	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	7,425	7,425	7,425
		Common Stock (15,500 shares) (F) (G)		1	8,681

Kansas Cable Holdings, Inc.	Service - cable, internet, voice provider	Line of Credit, $14 available (10.0%, Due 10/2012) (D) (H)	511	502	8
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,500	1,444	22
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,039	1,000	16
		Common Stock (100 shares) (F) (G)		—	—

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (D) (H)	10,000	10,000	1,700
		Senior Subordinated Term Debt (13.0%, Due 10/2012) (D) (H)	2,000	2,000	340
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,909	1,909	324
		Common Stock (100 shares) (F) (G)		317	—

LocalTel, LLC	Service-yellow pages publishing	Line of credit, $357 available (10.0%, Due 6/2012) (F) (H)	1,993	1,993	762
		Line of Credit, $1,830 available (4.8%, Due 6/2012) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2012) (F) (H)	2,687	2,687	—
		Senior Term Debt (10.5%, Due 6/2012) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,264	17,641
		Common Stock (501 shares) (F) (G)		138	—

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $400 available (4.8%, Due 8/2014) (D)	1,600	1,600	320
		Senior Term Debt (4.8%, Due 5/2016) (D)	16,948	16,948	3,390
		Senior Term Debt (5.5%, Due 5/2016) (C) (D)	10,700	10,700	2,140
		Junior Preferred Equity (8,310.8 shares) (F) (G)		3,075	—
		Common Stock (934 shares) (F) (G)		740	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (F) (H)	269	269	—
		Line of credit, $0 available (6.0%, Due 12/2010) (F) (H)	450	450	—
		Common Stock (100 shares) (F) (G)		2,470	—

Viapack, Inc.	Manufacturing-polyethylene film	Line of Credit, $0 available (10.0%, Due 3/2013) (D)	2,800	2,800	476
		Senior Real Estate Term Debt (10.0%, Due 3/2014) (D)	600	600	102
		Senior Term Debt (13.0%, Due 3/2014) (C) (D)	3,925	3,925	667
		Preferred Equity (100 shares) (F) (G)		—	—

Total Control Investments (represented 15.0% of total investments at fair value)				$97,293	$44,014

Total Investments				$370,470	$292,846

(A)	Certain of the securities listed in the above chart are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentage represents interest rates in effect at December 31, 2011, and due date represents the contractual maturity date.
(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near December 31, 2011, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. The Company also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(I)	Security was paid off, at par, subsequent to December 31, 2011, and was valued based on the payoff.

(J)

In January 2012, the Company amended certain contractual provisions on its debt investments in International Junior Golf Training Acquisition Company, including the maturity date, which was extended to May 2014.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 2/2011) (D) (H)	$903	$903	$45

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (D)	8,463	8,478	7,861

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	6,233

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $250 available (7.3%, Due 11/2011) (D)	450	450	338
		Senior Term Debt (7.3%, Due 11/2011) (D)	168	168	126

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (13.0%, Due 12/2016) (D)	14,265	14,265	14,336

FedCap Partners, LLC	Private equity fund	Class A Membership Units (80 units) (G)		1,200	1,153
		Uncalled Capital Commitment ($800)

GFRC Holdings, LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (D)	5,617	5,617	4,719
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (D)	6,615	6,615	5,557

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (C) (D)	2,635	2,635	2,212

Heartland Communications Group	Service-radio station operator	Line of Credit, $0 available (5.0%, Due 3/2013) (D)	100	100	41
		Line of Credit, $0 available (10.0%, Due 3/2013) (D)	100	100	41
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,342	4,316	1,780
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $0 available (11.0%, Due 5/2012) (D)	1,500	1,500	1,275
		Senior Term Debt (10.5%, Due 5/2012) (D)	861	861	732
		Senior Term Debt (12.5%, Due 5/2012) (C)(D)	2,500	2,500	2,125

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $42 available (12.3%, Due 7/2010) (D) (H)	162	158	76
		Senior Term Debt (12.3%, Due 7/2010) (D) (H)	2,081	2,038	984

Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (D)	9,745	9,745	5,408
		Senior Term Debt (16.0%, Due 7/2011) (D)	220	220	123

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $0 available (8.0%, Due 12/2012) (D) (H)	1,985	1,985	98
		Senior Term Debt (8.5%, Due 12/2012) (D) (H)	1,870	1,870	94
		Senior Term Debt (3.5%, Due 12/2012) (C) (D) (H)	2,000	2,000	100
		Senior Term Debt (3.5%, Due 12/2012) (C) (D) (H)	4,648	4,648	232
		Preferred Equity (1,000,000 shares) (F) (G) (H)		—	—
		Common Stock (688,500 shares) (F) (G)		—	—

North American Aircraft Services LLC	Service - repairs and maintains aircraft fuel tanks and fuel systems	Line of Credit, $1,500 available (6.5%, Due 8/2012) (D)	500	500	500
		Senior Term Debt (7.5%, Due 8/2016) (D)	3,250	3,250	3,250
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,750
		Common Stock Warrants (4.8% ownership) (F) (G)		350	350

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (D)	6,128	6,128	5,684

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (D)	80	70	64

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the Aluminum industry	Equipment Note (13.0%, Due 11/2011) (D)	1,000	1,000	948
		Senior Term Debt (13.0%, Due 11/2011) (D)	4,125	4,125	3,908
		Senior Term Debt (13.0%, Due 11/2011) (C) (D)	4,053	4,053	3,840

PROFIT Systems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (11.25%, Due 7/2012) (D)	—	—	—
		Senior Term Debt (10.5%, Due 7/2014) (C) (D)	3,150	3,150	3,024

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2013) (D)	1,438	1,438	1,367
		Senior Term Debt (11.5%, Due 1/2013) (C) (D)	3,060	3,060	2,907

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $2,800 available (9.0%, Due 1/2013) (D)	1,200	1,200	1,176
		Mortgage Note (9.5%, Due 12/2014) (D)	7,168	7,168	7,025
		Senior Term Debt (12.0%, Due 12/2014) (C)(D)	11,573	11,573	10,906
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,655
		Common Stock Warrants (764 shares) (F) (G)		209	534

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (11.3%, Due 5/2013) (D)	$—	$—	$—
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	8,913

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 12/2011) (D)	6,100	6,103	3,964

Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $400 available (9.0%, Due 1/2014) (D)	600	600	585
		Senior Term Debt (8.5%, Due 1/2014) (D)	550	550	536
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,910

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,700

Westland Technologies, Inc.	Service-diversified conglomerate	Line of Credit, $1,000 available (6.5%, Due 4/2012) (D)	—	—	—
		Senior Term Debt (7.5%, Due 4/2016) (D)	2,000	2,000	1,995
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,990
		Common Stock Warrants (77,287 shares) (F) (G)		350	307

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.2%, Due 5/2012) (D)	1,250	1,250	1,238
		Senior Term Debt (5.7%, Due 5/2013) (D)	1,677	1,677	1,656
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (D)	9,800	9,800	9,628

Subtotal – Non-syndicated loans				$196,204	$166,639

Syndicated Loans:

Airvana Network Solutions, Inc.	Service-telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$6,048	$5,912	$6,048

Allied Security Holdings, LLC	Service-contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (E)	1,000	991	965

Allied Specialty Vehicles, Inc.	Manufacturing-specialty vehicles	Senior Term Debt (9.5%, Due 2/2016) (E)	9,950	9,767	9,751

Ameriqual Group, LLC	Manufacturing-production and distribution of food products	Senior Term Debt (9.0%, Due 3/2016) (E)	7,481	7,344	7,332

Applied Systems, Inc.	Software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (E)	1,000	991	990

Ascend Learning, LLC	Service-technology-based learning solutions	Senior Subordinated Term Debt (11.53%, Due 12/2017) (E)	1,000	972	980

Attachmate Corporate	Service-develops, implements and supports software	Senior Subordinated Term Debt (9.5%, Due 2/2017) (E)	4,000	3,962	3,810

Autoparts Holdings Limited	Supplier to the light and heavy-duty vehicle after market for replacement parts	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	995	978

Covad Communications Group, Inc.	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (E)	1,850	1,818	1,795

Ernest Health, Inc.	Service-post-acute care services	Senior Term Debt (10.3%, Due 5/2017) (E)	2,000	1,971	1930

Global Brass and Copper, Inc.	Manufacturing - steel wool products and metal fibers	Senior Term Debt (10.3%, Due 8/2015) (E)	2,969	2,893	3,054

HGI Holding, Inc	Service - distributor of disposable medical products	Senior Term Debt (6.8%, Due 10/2016) (E)	1,757	1,723	1,687

Hubbard Radio, LLC	Service-radio station operator	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	495	488

Keypoint Government Solutions, Inc.	Service-security consulting services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,948	6,916	6,670

Mood Media Corporation	Service-media and marketing solutions	Senior Term Debt (10.3%, Due 11/2018) (E)	8,000	7,923	7,370

National Surgical Hospitals, Inc.	Service-physician-partnered surgical facilities	Senior Term Debt (8.3%, Due 2/2017) (E)	1,694	1,658	1,627

Sensus USA, Inc.	Service-provider of utility communication services	Senior Term Debt (8.5%, Due 5/2018) (E)	500	495	483

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Springs Window Fashions, LLC	Manufacturing-window coverings	Senior Term Debt (11.3%, Due 11/2017) (E)	$5,000	$4,855	$4,750

SRAM, LLC	Manufacturing-premium bicycle components	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,476	2,475

Targus Group International, Inc.	Manufacturing-carrying cases and accessories for notebook computers	Senior Term Debt (11.0%, Due 5/2016) (E)	9,975	9,785	9,626

Ulterra Drilling Technologies, LP	Manufacturing-oil field drill bits and slick-slip reduction tools	Senior Term Debt (9.5%, Due 6/2016) (E)	1,975	1,937	1,916

Vision Solutions, Inc.	Service-provider of information availability software	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,915	10,560

Wall Street Systems Holdings, Inc.	Service-software provider	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,971	2,880

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (E)	1,853	1,853	1,723
		Senior Preferred Equity (333.3 shares) (F) (G)		333	419
		Junior Preferred Equity (111.1 shares) (F) (G)		111	146
		Common Stock (1,874 shares) (F) (G)		—	210

Subtotal - Syndicated loans				$92,062	$90,663

Total Non-Control/Non-Affiliate Investments (represented 84.9% of total investments at fair value)				$288,266	$257,302

CONTROL INVESTMENTS

BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $6 available (6.4%, Due 10/2011)(F) (H)	$1,427	$1,355	$—
		Common Stock (100 shares) (F) (G)		424	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	7,505	7,505	7,505
		Common Stock (15,500 shares) (F) (G)		1	7,534

Kansas Cable Holdings, Inc.	Service - cable, internet, voice provider	Line of Credit, $179 available (10.0%, Due 10/2012) (D) (H)	346	337	14
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,500	1,444	60
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,039	1,000	42
		Common Stock (100 shares) (F) (G)		—	—

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (D) (H)	10,000	10,000	2,000
		Senior Subordinated Term Debt (13.0%, Due 10/2012) (D) (H)	2,000	2,000	400
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,908	1,908	383
		Common Stock (100 shares) (F) (G)		317	—

LocalTel, LLC	Service-yellow pages publishing	Line of credit, $2 available (10.0%, Due 12/2011) (F) (H)	1,848	1,848	734
		Line of Credit, $1,830 available (4.7%, Due 6/2012) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2012) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2012) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,262	17,184
		Common Stock (501 shares) (F) (G)		138	—

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $1,100 available (10.5%, Due 8/2014) (D)	900	900	270
		Senior Term Debt (10.5%, Due 5/2016) (D)	16,948	16,948	5,084
		Senior Term Debt (5.0%, Due 5/2016) (C) (D)	10,700	10,700	3,210
		Junior Preferred Equity (6,689.2 shares) (F) (G)		2,475	—
		Common Stock (934 shares) (F) (G)		740	—

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (F) (H)	269	269	—
		Line of credit, $0 available (6.0%, Due 12/2010) (F) (H)	450	450	—
		Common Stock (100 shares) (F) (G)		2,470	—

Viapack, Inc.	Manufacturing-polyethylene film	Line of Credit, $900 available (10.0%, Due 3/2013) (D)	1,600	1,600	320
		Senior Real Estate Term Debt (10.0%, Due 3/2014) (D)	600	600	120
		Senior Term Debt (13.0%, Due 3/2014) (C) (D)	3,925	3,925	785
		Preferred Equity (100 shares) (F) (G)		—	—

Total Control Investments (represented 15.1% of total investments at fair value)				$94,549	$45,645

Total Investments (I)				$382,815	$302,947

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

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

DECEMBER 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and completed an initial public offering on August 23, 2001. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, with a particular focus on senior notes, of established private businesses in the United States that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses. In addition, the Company may acquire existing loans that meet this profile from other funds.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2011, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011.

The fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the period ended December 31, 2011 with no effect to net (decrease) increase in net assets resulting from operations.

Investment Valuation Policy

The Company carries its investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by the Company’s board of directors (the “Board of Directors”). In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by the Board of Directors, and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of the Company’s investment portfolio.

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time, the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value the Company’s investments. When these specific third-party appraisals are obtained, the Company uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value its investments.

The Policy, summarized below, applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly traded securities: The Company determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that the Company owns restricted securities that are not freely tradable, but for which a public market otherwise exists, the Company will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, the Company assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quoted prices are reliable. If the Company concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, the Company will value its syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of December 31 and September 30, 2011, the Company determined that the indicative bid prices were reliable indicators of fair value for its syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) portfolio investments comprised of non-publicly traded non-control equity securities of other funds.

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity, or equity-like securities, are fair valued utilizing opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value, which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once the Company has estimated the TEV of the issuer, the Company will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Company values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

Refer to Note 3 below for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At December 31, 2011, six investments were on non-accrual with an aggregate debt cost basis of $28.8 million, or 8.0% of the cost basis of all debt investments in the Company’s portfolio, and an aggregate fair value of $3.2 million, or 1.1% of the fair value of all debt investments in the Company’s portfolio. At September 30, 2011, eight investments were on non-accrual with an aggregate debt cost basis of $41.1 million, or 11.0% of the cost basis of all debt investments in the Company’s portfolio, and an aggregate fair value of $5.3 million, or 1.8% of the fair value of all debt investments in the Company’s portfolio.

As of December 31 and September 30, 2011, the Company had 27 original issue discount (“OID”) loans, primarily from the syndicated loans in its portfolio. The Company recorded OID income of $82 and $25 for the three months ended December 31, 2011 and 2010, respectively. The unamortized balance of OID investments as of December 31 and September 30, 2011 totaled $1.4 million and $1.5 million, respectively.

As of December 31 and September 30, 2011, the Company had no investments that bore PIK interest. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $0 and $4 for the three months ended December 31, 2011 and 2010, respectively.

Other Income Recognition

The Company records success fees upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in the accompanying Condensed Consolidated Statements of Operations. The Company did not record any success fees during the three months ended December 31, 2011. During the three months ended December 31, 2010, the Company received $0.2 million in success fees, which resulted from the exit and payoff of Interfilm Corp.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include the Company’s own assumptions based upon the best available information.

As of December 31 and September 30, 2011, all of the Company’s investments were valued using Level 3 inputs. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2011 and 2010, there were no transfers in or out of Level 3.

The following tables present the investments carried at fair value as of December 31 and September 30, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities, all of which are valued using level 3 inputs:

	Level 3 – Investments
	Total Fair Value Reported in Condensed Consolidated Statements of Assets and Liabilities
	December 31, 2011	September 30, 2011
Non-Control/Non-Affiliate Investments
Senior term debt	$177,494	$182,002
Senior subordinated term debt	67,998	72,182
Preferred equity	581	566
Common equity/equivalents	2,759	2,552

Total Non-Control/Non-Affiliate Investments	$248,832	$257,302

Control Investments
Senior term debt	$15,327	$18,143
Senior subordinated term debt	20,006	19,966
Common equity/equivalents	8,681	7,536

Total Control Investments	$44,014	$45,645

Total Investments at Fair Value	$292,846	$302,947

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide a roll-forward in the changes in fair value, broken out by major security type, during the three months ended December 31, 2011 and 2010 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, the Company categorizes all of the inputs as the lowest level input within the hierarchy. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair value measurements using significant unobservable inputs (Level 3)

Three months ended December 31, 2011:	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Fair value as of September 30, 2011	$200,145	$92,148	$566	$10,088	$302,947
Total gains or losses
Net realized loss (a)	(8,400)	—	—	—	(8,400)
Net unrealized (depreciation) appreciation (b)	(8,836)	(1,244)	(586)	1,352	(9,314)
Reversal of prior period net depreciation on realization (b)	11,113	444	—	—	11,557
New investments, repayments and settlements (c)
Issuances/originations	7,830	2,820	601	—	11,251
Settlements/repayments	(4,542)	(6,164)	—	—	(10,706)
Sales	(4,489)	—	—	—	(4,489)

Fair value as of December 31, 2011	$192,821	$88,004	$581	$11,440	$292,846

Three months ended December 31, 2010:	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
	Debt	Term Debt	Equity	Equivalents	Total

Fair value as of September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109
Total gains or losses
Net unrealized (depreciation) appreciation (b)	(5,949)	(476)	137	2,840	(3,448)
Reversal of prior period net depreciation on realization (b)	19	732	—	(247)	504
New investments, repayments and settlements (c)
Issuances/originations	9,397	2,084	—	317	11,798
Settlements/repayments	(6,181)	(7,240)	—	—	(13,421)
Sales	—	—	—	(37)	(37)

Fair value as of December 31, 2010	$169,882	$76,999	$523	$5,101	$252,505

(a)	Included in net realized loss on investments on the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2011.
(b)	Included in net unrealized appreciation (depreciation) on investments on the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010.
(c)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

As of December 31 and September 30, 2011, the Company held 48 and 50 Non-Control/Non-Affiliate investments in the aggregate of $248.8 million and $257.3 million, at fair value, respectively. Of these, the Company had a total of 24 syndicate loans in the aggregate of $89.2 million and $90.7 million, at fair value, as of December 31 and September 30, 2011, respectively. During the three months ended December 31, 2011, the Company funded $1.6 million to one new Non-Control/Non-Affiliate investment. Additionally, $6.4 million was funded to existing Non-Control/Non-Affiliate portfolio companies and there was one early payoff by a Non-Control/Non-Affiliate portfolio company totaling $6.1 million during the three months ended December 31, 2011. The following sales and restructures of Non-Control/Non-Affiliate investments occurred during the three months ended December 31, 2011:

•

KMBQ Corporation – In November 2011, the Company invested $1.6 million in Ohana Media Group (“Ohana”) to facilitate its purchase of certain of KMBQ Corporation’s (“KMBQ”) assets out of receivership. In connection with this transaction, the Company received net proceeds of $1.2 million and recorded a realized loss during the three months ended December 31, 2011 totaling $1.0 million. Ohana replaced KMBQ on the Company’s Condensed Consolidated Schedule of Investments as a Non-Control/Non-Affiliate investment at December 31, 2011.

•

Newhall Holdings, Inc. – In December 2011, the Company sold its investments in Newhall Holdings, Inc. (“Newhall”) for net proceeds of $3.3 million, which resulted in a realized loss of $7.4 million recorded in the three months ended December 31, 2011.

Control Investments

As of December 31 and September 30, 2011, the Company held nine Control investments in the aggregate of $44.0 million and $45.6 million, at fair value, respectively. During the three months ended December 31, 2011, five Control investments made draws on their lines of credit, totaling $2.6 million. Effective October 1, 2011, the Company restructured Sunshine Media Holdings (“Sunshine”), by reducing the interest rates on the line of credit, senior term debt and LOT senior term debt to preserve capital at the portfolio company to further enable Sunshine to invest in new and existing initiatives. In addition, the Company funded $0.6 million to Sunshine through an additional preferred equity investment. The Company did not exit any Control investments during the three months ended December 31, 2011.

Investment Concentrations

As of December 31, 2011, the Company’s investment portfolio consisted of loans to 57 companies in 27 states in 23 different industries with an aggregate fair value of $292.8 million. As of December 31, 2011, there were 24 syndicated investments totaling $90.3 million at cost and $89.2 million at fair value, or 24.4% and 30.5% of the total aggregate portfolio, respectively.

The following table outlines the Company’s investments by security type as of December 31 and September 30, 2011:

	December 31, 2011				September 30, 2011
	Cost		Fair Value		Cost		Fair Value
Senior term debt	$256,891	69.3%	$192,821	65.8%	$266,491	69.6%	$200,145	66.1%
Senior subordinated term debt	103,795	28.0	88,004	30.1	107,140	28.0	92,148	30.4
Common equity/equivalents	6,264	1.7	11,440	3.9	7,999	2.1	10,088	3.3
Preferred equity	3,520	1.0	581	0.2	1,185	0.3	566	0.2

Total investments	$370,470	100.0%	$292,846	100.0%	$382,815	100.0%	$302,947	100.0%

Investments at fair value consisted of the following industry classifications at December 31 and September 30, 2011:

	December 31, 2011		September 30, 2011
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Electronics	$45,621	15.6%	$45,752	15.1%
Mining, steel, iron & non-precious metals	34,430	11.8	33,734	11.1
Healthcare, education & childcare	34,261	11.7	34,106	11.3
Automobile	26,793	9.1	25,768	8.5
Broadcast (TV & radio)	23,855	8.1	28,194	9.3
Retail stores	19,415	6.6	19,340	6.4
Aerospace & defense	15,133	5.2	10,003	3.3
Printing & publishing	14,766	5.0	17,623	5.8
Textiles & leather	9,602	3.3	9,626	3.2
Diversified/conglomerate manufacturing	8,847	3.0	8,790	2.9
Machinery	8,145	2.8	8,696	2.9
Buildings & real estate	7,814	2.7	10,275	3.4
Personal, food and miscellaneous services	7,761	2.7	7,635	2.5
Beverage, food & tobacco	7,313	2.5	7,332	2.4
Personal & non-durable consumer products	6,589	2.2	6,962	2.3
Leisure, amusement, movies & entertainment	6,010	2.1	6,607	2.2
Home & office furnishings	3,840	1.3	9,715	3.2
Diversified/conglomerate service	3,800	1.3	3,810	1.3
Diversified natural resources, precious metals & minerals	2,994	1.0	3,054	1.0
Other (A)	5,857	2.0	5,925	1.9

Total investments	$292,846	100.0%	$302,947	100.0%

(A)	No individual industry within this category exceeds 1%.

The investments at fair value were included in the following geographic regions of the United States at December 31 and September 30, 2011:

	December 31, 2011		September 30, 2011
Geographic Region	Fair Value	Percent of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$139,088	47.5%	$144,292	47.6%
West	70,798	24.2	70,862	23.4
South	49,372	16.8	52,265	17.3
Northeast	26,268	9.0	28,158	9.3
Other	7,320	2.5	7,370	2.4

Total Investments	$292,846	100.0%	$302,947	100.0%

The geographic region reflects the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2011:

		Amount
For the remaining nine months ending September 30:	2012	$41,749
For the fiscal year ending September 30:	2013	118,899
	2014	34,488
	2015	31,708
	2016	75,867
	Thereafter	59,427

	Total contractual repayments	$362,138
	Investments in equity securities	9,784
	Adjustments to cost basis on debt securities	(1,452)

	Total cost basis of investments held at December 31, 2011:	$370,470

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of portfolio companies and are included in other assets on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31 and September 30 2011, the Company had gross receivables from portfolio companies of $0.6 million and $0.8 million, respectively. The allowance for uncollectible receivables was $0.2 million and $0.4 million as of December 31 and September 30, 2011, respectively. In addition, the Company recorded an allowance for uncollectible interest receivable of $21 and $65 as of December 31 and September 30, 2011, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Former Employees

The Company has outstanding loans to certain employees of the Adviser, each of whom was a joint employee of the Adviser (or the Company’s previous adviser, Gladstone Capital Advisers, Inc.) and the Company at the time the loans were originally provided. The loans were extended to such employees to allow them to exercise options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loans are posted as collateral. The Company received $3 and $0 of principal repayments during the three months ended December 31, 2011 and 2010, respectively. Additionally, one employee redeemed 20,000 shares to pay off $0.2 million of principal on his outstanding loan during the quarter ended December 31, 2011. The Company recognized interest income from all employee loans of $0.1 million for both the three months ended December 31, 2011 and 2010. Refer to Note 7–Common Stock for additional information related to these transactions.

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

The following table summarizes the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
	2011	2010
Average total assets subject to base management fee (A)	$311,200	$269,408
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Gross base management fee	1,556	1,347
Reduction for loan servicing fees (B)	(959)	(842)

Base management fee (B)	597	505

Credit for fees received by Adviser from the portfolio companies	(47)	—
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(125)	(52)

Net base management fee	$425	$453

Gross incentive fee (B)	$1,035	$1,159
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(278)	—

Net incentive fee	$757	$1,159

Credit for fees received by Adviser from the portfolio companies	$(47)	$—
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(125)	(52)
Incentive fee credit	(278)	—

Credit to base management and incentive fees from Adviser (B)	$(450)	$(52)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the applicable year.

(B)	Reflected as a line item in the Condensed Consolidated Statements of Operations.

Base Management Fee

The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation.

•	Loan Servicing Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee, based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver

The Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three months ended December 31, 2011 and 2010.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees, and 100% of other fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover all distributions to common stockholders for the three months ended December 31, 2011 and 2010.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years. No capital gains-based incentive fee has recorded for the Company from its inception through December 31, 2011, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, the Company did not accrue a capital gains-based incentive fee. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a relevant period, then GAAP requires the Company to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded for the Company from its inception through December 31, 2011.

As a BDC, the Company makes available significant managerial assistance to its portfolio companies and provides other services to such portfolio companies. Although neither the Company nor its Adviser receive fees in connection with managerial assistance, the Adviser provides other services to the Company’s portfolio companies and receives fees for these other services.

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

Related Party Fees Due

Amounts due to related parties on the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31, 2011	As of September 30, 2011
Base management fee due to Adviser	$425	$330
Incentive fee due to Adviser	757	1,203
Loan servicing fee due to Adviser	232	227

Total fees due to Adviser	1,414	1,760

Fee due to Administrator	195	194

Total related party fees due	$1,609	$1,954

NOTE 5. BORROWINGS

Line of Credit

On March 15, 2010, the Company, through its wholly-owned subsidiary, Business Loan, entered into a fourth amended and restated credit agreement, which provided for a $127.0 million revolving line of credit arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent (the “Credit Facility”). Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined the Credit Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded to a maximum of $202.0 million through the addition of other committed lenders to the facility. On November 22, 2010 (the “Amendment Date”), the Company amended its Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at a 30-day London Interbank Offered Rate (“LIBOR”) subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of the Amendment Date, advances under the Credit Facility bear interest at a 30-day LIBOR or commercial paper rate (subject to a minimum rate of 1.5%), plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. During the three months ended December 31, 2010, the Company reversed the projected annual minimum earnings shortfall fee of $0.6 million that had been accrued as of September 30, 2010. The Company paid a $0.7 million fee in connection with the November 2010 amendment. On August 9, 2011, ING, increased its commitment by $10.0 million, bring the total revolving line of credit to $137.0 million. All other terms of the existing line of credit remained the same.

The following tables summarize noteworthy information related to the Credit Facility at cost:

	As of December 31, 2011	As of September 30, 2011
Commitment amount	$137,000	$137,000
Borrowings outstanding (A)	56,900	99,400
Availability	61,900	24,700

	Three Months Ended December 31,
	2011	2010
Weighted average borrowings outstanding	$74,263	$19,883
Effective interest rate(B)	6.0%	6.7%
Commitment fees incurred	$141	$184

(A)	The December 31, 2011 balance decreased significantly due to repayments with the proceeds of the Term Preferred Stock offering in November.
(B)	Excludes the impact of deferred financing fees.

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

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to the Company’s credit and collection policies. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended September 30, 2012 and 2011. Business Loan is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires it to maintain (i) a minimum net of $200.0 million plus 50.0% of all equity and subordinated debt raised after May 15, 2009, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. The facility requires a minimum of 20 obligors in the borrowing base and as of December 31, 2011, Business Loan had 40 obligors. As of December 31, 2011, the Company was in compliance with all of the facility covenants.

Refer to Note 12—Subsequent Events, for subsequent renewal of the Credit Facility in January 2012 and the new maturity date of January 18, 2015.

Fair Value

The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with its application of ASC 820 to its investments. Generally, the Company estimates the fair value of its Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31 and September 30, 2011, the Company’s Credit Facility was valued using Level 3 inputs.

The following tables present the Credit Facility carried at fair value as of December 31 and September 30, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward in the changes in fair value of the Credit Facility during the three months ended December 31, 2011 and 2010:

	Level 3 – Borrowings under Credit Facility
	Total Fair Value Reported in
	Condensed Consolidated Statements of Assets and Liabilities
	December 31, 2011	September 30, 2011

Credit Facility	$57,213	$100,012

Total Fair value Reported in Condensed Consolidated Statements of Assets and Liabilities

	Three Months Ended December 31,
	2011	2010
Fair value as of September 30, 2011 and 2010, respectively	$100,012	$17,940
Net unrealized depreciation (A)	(299)	(439)
Borrowings	11,000	10,000
Repayments	(53,500)	(2,200)

Fair value as of December 31, 2011 and 2010, respectively	$57,213	$25,301

(A)	Included in cumulative net unrealized appreciation on borrowings on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of December 31 and September 30, 2011.

The fair value of the collateral under the Credit Facility was approximately $242.7 million and $256.9 million at December 31 and September 30, 2011, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

On November 4, 2011, the Company completed a public offering of 1.4 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $35.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by the Company, were $33.0 million and were used to repay a portion of outstanding borrowings under the Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 139,882 shares of the Company’s Term Preferred Stock to cover over-allotments, which resulted in gross proceeds of $3.5 million and net proceeds, after deducting underwriting discounts, of $3.4 million. These proceeds were also used to repay a portion of the outstanding borrowings under the Credit Facility. The Company incurred $2.1 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on the Condensed Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending December 31, 2016.

The shares have a redemption date of December 31, 2016 and are traded under the ticker symbol of GLADPRA on the New York Stock Exchange. The Term Preferred Stock is not convertible into the Company’s common stock or any other security of the Company. The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). The Company is required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. In addition, there are two other potential redemption triggers: 1) if the Company fails to maintain an asset coverage ratio of at least 200%, it is required to redeem a portion of the outstanding Term Preferred Stock or has to cure the ratio redemption trigger and 2) at any time on or after December 31, 2012, at the Company’s sole option, it may redeem the Term Preferred Stock.

The Board of Directors declared the following monthly distributions to preferred stockholders for the three months ended December 31, 2011:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share

2012	November 4 - 30 (A)	December 6, 2011	December 16, 2011	December 30, 2011	$0.13359375
	December 1 - 31	December 6, 2011	December 16, 2011	December 30, 2011	0.14843750

			Three Months Ended December 31, 2011:		$0.28203125

(A)	November was prorated from the time the Term Preferred Stock was issued and outstanding as per the Company’s final prospectus supplement dated October 28, 2011.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and therefore the related dividend payments are treated as dividend expense on the statement of operations as of the ex-dividend date.

NOTE 7. COMMON STOCK

Registration Statement

On October 20, 2009, the Company filed a registration statement on Form N-2 (File No. 333-162592) that was amended on December 9, 2009 and which the SEC declared effective on January 28, 2010, and the Company filed post-effective amendments to such registration statement on April 7, 2011, June 15, 2011, and July 13, 2011, which were declared effective by the SEC on July 15, 2011. The registration statement permits the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

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

During the quarter ended December 31, 2011, pursuant to the terms of the articles of incorporation, as amended, the Company’s Board of Directors approved reclassifying 4.0 million shares from common stock to preferred stock.

Employee Notes

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

Issue Date	Number of Options Exercised	Strike Price of Options Exercised	Amount of Promissory Note Issued to Employees	Outstanding Balance of Employee Loans at 12/31/11	Maturity Date	Interest Rate on Note
Aug-01	393,334	15.00	$5,900(A)	$2,749	Aug-10	4.90%(B)
Aug-01	18,334	15.00	275(A)	200	Aug-10	4.90(B)
Aug-01	18,334	15.00	275(C)	77	Aug-11	4.90(D)
Sep-04	13,332	15.00	200	198	Sep-13	5.00
Jul-06	13,332	15.00	200	200	Jul-15	8.26
Jul-06	18,334	15.00	275	275	Jul-15	8.26

	475,000		$7,125	$3,699

(A)

On September 7, 2010, the Company entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, the Company’s Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone and an officer of the Adviser and one of the Company’s Managing Directors, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of the Company on August 23, 2001, in the principal amounts of $5.9 million and $0.3 million, respectively (collectively, the “Notes”). Mr. and Ms. Gladstone executed the Notes in payment of the exercise price of certain stock options (the “Options”) to acquire shares of the Company’s common stock. Concurrently with the execution of the Notes, the Company and Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to the Company a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of the Company’s common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, the Company will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to the Company under the Notes at such time, if ever, that the trading price of the Company’s common stock reaches $15 per share. In entering into the Redemption Agreements, the Company reserved all of its existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011, June 27, 2011 and September 26, 2011, Mr. Gladstone paid down in the aggregate $3.2 million of the principal balance of his note, leaving a principal balance of $2.7 million outstanding as of December 31, 2011. In connection with these payments, the Company released its first priority security interest on 280,000 shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 183,334 shares in Pledged Collateral from Mr. Gladstone as of December 31, 2011. On September 28, 2011, Ms. Gladstone paid down $0.1 million of the principal balance of her 2001 note, leaving a principal balance of $0.2 million outstanding on this note as of December 31, 2011. The principal balances under her 2006 notes remain unchanged at an aggregate balance of $0.5 million as of December 31, 2011.

(B)

An event of default was triggered under these Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding within five business days of August 23, 2010. As such, the Company charges a default rate of an additional 2% per annum under these Notes for all periods following default.

(C)

On December 20, 2011, the Company entered into an amended and restated redemption agreement with an employee of the Adviser in connection with the maturity of a secured promissory note executed by the employee in favor of the Company on August 23, 2001, in the principal amount of $0.3 million. Pursuant to the redemption agreement, on December 29, 2011, the Company redeemed 20,000 shares of the Company’s common stock that had been pledged as collateral on the employee note, resulting in a reduction of $0.2 million on the employee note, leaving a principal balance of $0.1 million as of December 31, 2011.

(D)

An event of default was triggered under the note by virtue of an employee of the Adviser’s failure to repay the amounts outstanding within five business days of August 23, 2011. As such, the Company charges a default rate of an additional 2% per annum under the note for all periods following default.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of the accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2011, the Company determined that these notes were still recourse.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(1,289)	$2,132
Denominator for basic and diluted weighted average common shares	21,038,590	21,039,242

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.06)	$0.10

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

The Board of Directors declared the following monthly distributions to common stockholders for the three months ended December 31, 2011 and 2010:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2012	October 11, 2011	October 21, 2011	October 31, 2011	$0.07
	October 11, 2011	November 17, 2011	November 30, 2011	0.07
	October 11, 2011	December 21, 2011	December 30, 2011	0.07

		Three Months Ended December 31, 2011:		$0.21

2011	October 5, 2010	October 21, 2010	October 29, 2010	$0.07
	October 5, 2010	November 19, 2010	November 30, 2010	0.07
	October 5, 2010	December 23, 2010	December 31, 2010	0.07

		Three Months Ended December 31, 2010:		$0.21

Aggregate distributions declared and paid for the three months ended December 31, 2011 and 2010 were each approximately $4.4 million, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the distributions declared and paid for the fiscal year ended September 30, 2012 will be determined at year end and cannot be determined at this time. For the fiscal year ended September 30, 2011, taxable income available for distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, the Company elected to treat a portion of the first distribution paid in fiscal year 2012 as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to certain legal proceedings incidental to the normal course of its business, including the enforcement of the Company’s rights under contracts with its portfolio companies. The Company is required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. Based on current knowledge, the Company does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on the Company’s financial condition or results of operation.

Escrow Holdbacks

The Company from time to time will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. The Company records escrow amounts in restricted cash on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The Company establishes a contingent liability against the escrow amounts if the Company determines that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amounted recorded against the escrow amounts was $1.2 million and $0 as of December 31 and September 30, 2011, respectively, and is located in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

At December 31 and September 30, 2011, the Company was not party to any signed commitments for potential investments. However, the Company has lines of credit and capital commitments with certain of its portfolio companies that have not been fully drawn or called. Since these commitments have expiration dates and the Company expects many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit and capital commitments with portfolio companies, the Company also extends certain guaranties on behalf of some of its portfolio companies during the normal course of business. At December 31 and September 30, 2011, the Company was not party to any signed guaranties.

The Company estimated the fair value of its unused line of credit and uncalled capital commitments as of December 31 and September 30, 2011 to be minimal; and therefore, they are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table summarizes the dollar balances of unused line of credit commitments and uncalled capital commitments as of December 31 and September 30, 2011:

	As of December 31, 2011	As of September 30, 2011
Unused line of credit commitments	$10,519	$12,990
Uncalled capital commitment	800	800

Total	$11,319	$13,790

The following table shows the Company’s contractual obligations as of December 31, 2011 at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility (B)	$56,900	$—	$—	$—	$56,900
Term Preferred Stock, $0.001 par value, $25 liquidation preference; 4,000,000 authorized and 1,539,882 shares issued and outstanding	—	—	38,497	—	38,497

Total	$56,900	$—	$38,497	$—	$95,397

(A)	Excludes the unused or uncalled commitments to extend credit or capital to the Company’s portfolio companies in an aggregate amount of $11.3 million, as discussed above.
(B)

Principal balance of borrowings under the Credit Facility, based on the current contractual maturity due to the revolving nature of the facility. See Note 12–Subsequent Events for a discussion on the renewal of the Credit Facility.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2011	2010
Per Common Share Data(A)
Net asset value at beginning of period	$10.16	$11.85

Income from investment operations (B)
Net investment income	0.21	0.22
Net realized loss on investments	(0.39)	—
Net unrealized appreciation (depreciation) on investments	0.11	(0.14)
Net unrealized depreciation on borrowings	0.01	0.02

Total from investment operations	(0.06)	0.10

Distributions to common stockholders from (B)(C)
Net investment income	(0.21)	(0.21)

Total distributions to common stockholders	(0.21)	(0.21)

Capital Common Share transactions
Repayment of principal on notes receivables	0.01	—
Stock redemption for repayment on notes receivables	(0.01)	—

Total from capital common share transactions	—	—

Other, net (D)	0.01	—

Net asset value at end of period	$9.90	$11.74

Per common share market value at beginning of period	$6.86	$11.27
Per common share market value at end of period	7.63	11.52
Total return(E)(F)	14.25%	4.11%
Common shares outstanding at end of period	21,019,242	21,039,242

Statement of Assets and Liabilities Data:
Net assets at end of period	$208,016	$246,960
Average net assets(G)	210,972	247,513
Senior Securities Data:
Borrowings under Credit Facility, at fair value	57,213	25,301
Mandatorily redeemable preferred stock	38,497	—
Asset coverage ratio(H)(I)	318%	1,061%
Asset coverage per unit(I)	$3,179	$10,612
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(J)	10.15%	5.53%
Ratio of net expenses to average net assets-annualized(K)	9.30	5.44
Ratio of net investment income to average net assets-annualized	8.38	7.49

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(D)

Represents the impact of the different share amounts (weighted average shares outstanding during the period and shares outstanding at the end of the period) in the per share data calculations and rounding impacts.

(E)

Total return equals the change in the ending market value of the Company’s common stock from the beginning of the period, taking into account distributions reinvested in accordance with the terms of the Company’s dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of the Company’s distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.

(F)	Amounts were not annualized.
(G)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(H)

As a BDC, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments. The Company’s mandatorily redeemable preferred stock is characterized as borrowings for the asset coverage ratio.

(I)

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

(J)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser to the base management and incentive fees and including income tax expense.
(K)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser to the base management and incentive fees and including income tax expense.

NOTE 12. SUBSEQUENT EVENTS

Distributions

In January 2012, the Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
January 23, 2012	January 31, 2012	$0.07	$0.1484375
February 21, 2012	February 29, 2012	0.07	0.1484375
March 22, 2012	March 30, 2012	0.07	0.1484375

	Total for the Quarter	$0.21	$0.4453125

Investment Activity

Subsequent to December 31, 2011, the Company extended an aggregate amount of approximately $3.1 million to 8 existing portfolio companies in revolver draws and received scheduled repayments of $0.5 million from 9 portfolio companies. Additionally, GMT made an early payoff at par of $2.4 million in January 2012 as well as a success fee to the Company of $1.0 million.

Renewal of Credit Facility

On January 19, 2012, the Company entered into Amendment No. 3 to the fourth amended and restated credit agreement through Business Loan (the “Amended Credit Facility”), to extend the maturity date of its $137.0 million line of credit from March 15, 2012 to January 18, 2015 (the “Maturity Date”). The Amended Credit Facility was arranged by Keybank as administrative agent, with BB&T and ING also joining the Amended Credit Facility as committed lenders. Subject to certain terms and conditions, the Amended Credit Facility may be expanded to a maximum of $237.0 million through the addition of other committed lenders to the facility. If the Amended Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 18, 2016 (one year after the Maturity Date). The Amended Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended September 30, 2011, 2012, 2013, 2014 and 2015. The interest rates on advances under the Amended Credit Facility remained unchanged at 30-day LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the Amended Credit Facility is drawn more than 50.0% and 1.0% per annum on undrawn amounts when the Amended Credit Facility is drawn less than 50.0%. The Company incurred fees of $1.4 million in connection with this amendment. All other terms of the Amended Credit Facility remained substantially unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except share and per share data and as otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, with a particular focus on senior notes, of established private businesses in the United States that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses. In addition, we may acquire existing loans that meet this profile from other funds. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

We focus on investing in small and medium-sized private U.S. businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

Business Environment

While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions, and if these conditions continue to persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. We do not know when market conditions will continue to improve again or if adverse conditions will again intensify, and we do not know the full extent to which the economic downturn will affect us. If market instability persists or intensifies, we may experience continued difficulty in raising additional capital.

However, during these distressed economic times, we have been able to complete both a preferred stock public offering and a renewal of our $137.0 million line of credit (our “Credit Facility” defined under “Revolving Credit Facility” discussion further below) for a three year period. In November 2011, we issued a total of 1.5 million shares of 7.125% Series 2016 Term Preferred Stock (“Term Preferred Stock”) for gross proceeds of $38.5 million. In addition, in January 2012 we closed on an amendment on our $137.0 million line of credit to extend its maturity until 2015. (Both discussed in detail further below under “Recent Developments”).

Market conditions have affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. On January 27, 2012, the closing market price of our common stock was $9.03, a 8.8% discount to our December 31, 2011 net asset value (“NAV”) per common share of $9.90. When our stock trades below NAV, as it has periodically traded over the last three years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 17, 2011, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 16, 2012, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

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

The continued unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of December 31, 2011, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, we believe that our recent public offering of Term Preferred Stock and our three year renewal on our Credit Facility will increase our ability to make conservative investments in businesses that we believe will weather the current economic conditions and will be likely to produce attractive long-term returns for our stockholders.

Investment Highlights

During the three months ended December 31, 2011, we extended $11.3 million of investments to new and existing portfolio companies through existing revolver draws or additions to term notes totaling $6.3 million and new term notes or equity of $5.0 million. Also, during the three months ended December 31, 2011, we exited two portfolio companies for aggregate proceeds of approximately $4.5 million, and we received scheduled and unscheduled contractual principal repayments of approximately $10.8 million from existing portfolio companies, including one early payoff. Since our initial public offering in August 2001, we have made 309 different loans to, or investments in, 154 companies for a total of approximately $1.1 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the three months ended December 31, 2011, we executed the following transactions with certain of our portfolio companies:

Repayments and Exits:

•

During the three months ended December 31, 2011, borrowers made principal repayments totaling $10.8 million in the aggregate, consisting of $8.7 million of unscheduled payoffs as well as $2.1 million in contractual amortization, revolver repayments and principal payments. Included in the principal payments was an early payoff by Northern Contours, Inc. at par for $6.1 million in net proceeds.

Workouts:

•

Effective October 2011, we restructured Sunshine Media Holdings (“Sunshine”), by reducing the interest rates on its line of credit, senior term debt and LOT senior term debt to preserve Sunshine’s capital to further enable it to invest in new and existing initiatives. We also invested $0.6 million in preferred equity during the three months ended December 31, 2011.

•

In November 2011, we invested $1.6 million in Ohana Media Group (“Ohana”) to facilitate its purchase of certain of KMBQ Corporation’s (“KMBQ”) assets out of receivership. In connection with this transaction, we received net proceeds of $1.2 million and recorded a realized loss during the three months ended December 31, 2011 totaling $1.0 million. Ohana replaced KMBQ on our Condensed Consolidated Schedule of Investments as a Non-Control/Non-Affiliate investment at December 31, 2011.

•

In December 2011, we sold our investments in Newhall Holdings Inc. (“Newhall”) for net proceeds of $3.3 million, which resulted in a realized loss of $7.4 million recorded in the three months ended December 31, 2011.

Refer to Note 12—Subsequent Events in the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to December 31, 2011.

Recent Developments

Renewal of Credit Facility

On January 19, 2012, we entered into Amendment No. 3 to the fourth amended and restated credit agreement (the “Amended Credit Facility”), through Gladstone Business Loan, LLC (“Business Loan”), to extend the maturity date of our $137.0 million line of credit from March 15, 2012 to January 18, 2015 (the “Maturity Date”). The interest rates remained unchanged. The Amended Credit Facility was arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent, with Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joining the Amended Credit Facility as committed lenders. Subject to certain terms and conditions, the Amended Credit Facility may be expanded to a maximum of $237.0 million through the addition of other committed lenders to the facility. If the Amended Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 18, 2016 (one year after the Maturity Date). The Amended Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended September 30, 2011, 2012, 2013, 2014 and 2015. The interest rates on advances under the Amended Credit Facility remained unchanged at 30-day London Interbank Offered Rate (“LIBOR”) subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the Amended Credit Facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the Amended Credit Facility is drawn less than 50%. We incurred fees of $1.4 million in connection with this amendment. All other terms of the Amended Credit Facility remained substantially unchanged.

Term Preferred Stock Offering

On November 4, 2011, we completed an offering of 1.4 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share at a public offering price of $25.00 per share under a shelf registration statement on Form N-2 (File No. 333-162592) and pursuant to a prospectus dated July 15, 2011, as supplemented by a final prospectus supplement dated October 28, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on October 31, 2011. Net proceeds of the offering, after deducting underwriting discounts and estimated offering expenses borne by us were approximately $33.0 million and were used to repay a portion of outstanding borrowings under our Credit Facility. On November 17, 2011, the underwriters exercised their option to purchase an additional 139,882 shares of our Term Preferred Stock to cover over-allotments, for which we received net proceeds, after deducting underwriting discounts, of $3.4 million. Refer to Note 6—Mandatorily Redeemable Preferred Stock in the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further discussion of the Term Preferred Stock offering.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2011, to the Three Months Ended December 31, 2010

	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$9,320	$7,845	$1,475	18.8%
Other income	—	161	(161)	(100.0)

Total investment income	9,320	8,006	1,314	16.4

EXPENSES
Loan servicing and base management fees	1,556	1,347	209	15.5
Incentive fee	1,035	1,159	(124)	(10.7)
Administration fee	195	186	9	4.8
Interest expense	1,139	(120)	1,259	NM
Dividend expense on mandatorily redeemable stock	434	—	434	100.0
Amortization of deferred financing fees	457	297	160	53.9
Professional fees	292	332	(40)	(12.0)
Other expenses	244	220	24	10.9

Expenses before credit from Adviser	5,352	3,421	1,931	56.4
Credits to fees from Adviser	(450)	(52)	(398)	765.4

Total expenses net of credits to fees from Adviser	4,902	3,369	1,533	45.5

NET INVESTMENT INCOME	4,418	4,637	(219)	(4.7)

REALIZED AND UNREALIZED LOSS ON:
Net realized loss on investments	(8,249)	—	(8,249)	(100.0)
Net unrealized appreciation (depreciation) on investments	2,243	(2,944)	5,187	NM
Net unrealized appreciation on borrowings	299	439	(140)	(31.9)

Net loss on investments and borrowings	(5,707)	(2,505)	(3,202)	127.8

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,289)	$2,132	$(3,421)	NM %

NM = Not Meaningful

Investment Income

Interest income from our investments in debt securities increased for the three months ended December 31, 2011 by 18.8%, as compared to the three months ended December 31, 2010, for several reasons, but primarily due to the increased investment activity during the second half of fiscal year 2011, partially offset by a decline in our weighted average yield when comparing the quarter ended December 31, 2011 to the prior year quarter. The increase in investment activity was primarily in the syndicated investments, which increased from 7 investments as of December 31, 2010 to 24 investments as of December 31, 2011. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the quarter ended December 31, 2011 was $337.9 million, compared to $268.6 million for the prior year quarter. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended December 31, 2011 was 10.9%, compared to 11.4% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The decrease in the weighted average yield on our portfolio for the quarter ended December 31, 2011 resulted primarily from the purchase of syndicated loans, which generally bear lower interest rates than our existing proprietary debt investments and the restructuring of our debt investments in Sunshine to lower interest rates. During the three months ended December 31, 2011, six investments were on non-accrual, for an aggregate of $28.8 million at cost, or 8.0% of the aggregate cost of our debt investment portfolio, and during the prior year period, six investments were on non-accrual, for an aggregate of $30.4 million at cost, or 10.4% of the aggregate cost of our debt investment portfolio.

Other income for the three months ended December 31, 2010 consisted of $0.2 million in success fees from our exit in Interfilm Holdings. There were no such fees for the three months ended December 31, 2011.

The following tables list the investment income from investments in our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2011		Three Months Ended December 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,670	8.8%	$785	8.4%
Westlake Hardware, Inc.	19,415	6.6	652	7.0
Midwest Metal Distribution, Inc.	17,641	6.0	565	6.1
Defiance Integrated Technologies, Inc.	16,106	5.5	209	2.2
CMI Acquisition, LLC	14,354	4.9	493	5.3

Subtotal—five largest investments	93,186	31.8	2,704	29.0
Other portfolio companies	199,660	68.2	6,543	70.2
Other non-portfolio company revenue	—	—	73	0.8

Total investment portfolio	$292,846	100.0%	$9,320	100.0%

	As of December 31, 2010		Three Months Ended December 31, 2010
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holding Inc.	$26,961	10.6%	$754	9.4%
Sunshine Media Holdings	22,235	8.8	872	10.9
Westlake Hardware, Inc.	19,645	7.8	652	8.1
Midwest Metal Distribution, Inc.	15,813	6.3	565	7.1
Defiance Integrated Technologies, Inc.	12,757	5.1	232	2.9

Subtotal—five largest investments	97,411	38.6	3,075	38.4
Other portfolio companies	155,094	61.4	4,809	60.1
Other non-portfolio company revenue	—	—	122	1.5

Total investment portfolio	$252,505	100.0%	$8,006	100.0%

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, increased for the three months ended December 31, 2011 by 45.5%, as compared to the prior year period. This increase was primarily due to an increase in interest expense on our Credit Facility when comparing the quarter ended December 31, 2011 to the prior year quarter. In addition, we made our first Term Preferred Stock distributions in December 2011 of $0.4 million and also began amortizing the deferred financing fees incurred in connection with the Term Preferred Stock offering, which amortization totaled $0.1 million, during the quarter ended December 31, 2011.

Interest expense increased for the three months ended December 31, 2011, as compared to the prior year period due primarily to increased borrowings under our Credit Facility to facilitate the increased investment activity during the three months ended December 31, 2011, as compared to the prior year period. In addition, there was a reversal of $0.6 million in minimum earnings shortfall fees during the three months ended December 31, 2010 related to an amendment to our Credit Facility during the first quarter of fiscal year 2011. The weighted average balance outstanding on our Credit Facility during the quarter ended December 31, 2011 was approximately $74.3 million, as compared to $19.9 million in the prior year period, an increase of 273.4%.

As described above, during the three months ended December 31, 2011, we paid $0.4 million of dividends on our newly issued Term Preferred Stock, representing the dividends that accrued during the portion of the quarter during which the shares were outstanding. We classify these dividends as dividend expense on our Condensed Consolidated Statements of Operations. For future quarters, we expect these dividends to be approximately $0.7 million per quarter. There were no preferred stock dividends paid in the period year quarter.

The gross base management fee (which is net of loan servicing fees) increased for the three months ended December 31, 2011, as compared to the prior year period, primarily because the greater amount of total assets that we held increased the gross base management fee. Due to increased syndicated loan holdings, there was an increase in the fee reduction for the voluntary, irrevocable waiver of the 2.0% fee on senior syndicated loans to 0.5% per annum, when compared to the prior year period. An incentive fee was earned by the Adviser during the three months ended December 31, 2011, due primarily to increased interest income. However, the incentive fee was partially waived by the Adviser to ensure distributions to stockholders are covered entirely by net investment income.

The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2011	2010
Average total assets subject to base management fee(A)	$311,200	$269,408
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Gross base management fee	$1,556	$1,347
Reduction for loan servicing fees(B)	(959)	(842)

Base management fee(B)	597	505
Credit for fees received by Adviser from the portfolio companies	(47)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(125)	(52)

Net base management fee	$425	$453

Incentive fee(B)	1,035	1,159
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(278)	—

Net incentive fee	$757	$1,159

Credit for fees received by Adviser from the portfolio companies	(47)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(125)	(52)
Incentive fee credit	(278)	—

Credit to base management and incentive fees from Adviser (B)	$(450)	$(52)

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

Realized and Unrealized Gains (Losses) on Investments

Realized Loss

For the three months ended December 31, 2011, we recorded a net realized loss on investments of $8.2 million, which primarily consisted of a realized loss of $1.0 million due to the restructure of KMBQ and a realized loss of $7.4 million related to the sale of Newhall. In addition, we recognized $0.2 million of realized gains in the three months ended December 31, 2011 upon our receipt of escrowed proceeds in connection with our exit in fiscal year 2010 of our investment in ACE Expeditors, Inc. There were no realized gains or losses for the three months ended December 31, 2010.

Unrealized Appreciation and Depreciation

Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended December 31, 2011, we recorded net unrealized appreciation on investments in the aggregate amount of $2.2 million. During the prior year period ended December 31, 2010, we recorded net unrealized depreciation on investments in the aggregate amount of $2.9 million.

The realized losses and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2011 were as follows:

	000000000	000000000	000000000	000000000
	Three Months Ended December 31, 2011
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,356)	$—	$9,978	$2,622
Defiance Integrated Technologies, Inc.	—	1,146	—	1,146
Midwest Metal Distribution, Inc.	—	455	—	455
Northern Contours, Inc.	—	—	444	444
Global Materials Technologies, Inc.	—	422	—	422
KMBQ Corporation	(1,044)	—	1,135	91
Legend Communications of Wyoming LLC	—	(414)	—	(414)
Lindmark Acquisitions	—	(417)	—	(417)
Precision Acquisition Group Holdings, Inc.	—	(551)	—	(551)
Sunburst Media – Louisiana, LLC	—	(562)	—	(562)
International Junior Golf Training Acquisition Company	—	(607)	—	(607)
BAS Broadcasting	—	(1,008)	—	(1,008)
Viapack, Inc.	—	(1,180)	—	(1,180)
GFRC Holdings LLC	—	(2,250)	—	(2,250)
Sunshine Media Holdings	—	(4,015)	—	(4,015)
Other, net (<$250)	151	(333)	—	(182)

Total:	$(8,249)	$(9,314)	$11,557	$(6,006)

The largest driver in our net unrealized appreciation for the three months ended December 31, 2011 was the reversal of the Newhall unrealized depreciation of $10.0 million as a result of the sale, offset by the $4.0 million and $2.3 million of unrealized depreciation on Sunshine and GFRC Holdings LLC, respectively, which were primarily both due to diminished portfolio company performance.

The net unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2010, were as follows:

	000000000	000000000	000000000	000000000
	Three Months Ended December 31, 2010
Portfolio Company	Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Defiance Integrated Technologies, Inc.	$—	$2,969	$—	$2,969
Puerto Rico Cable Acquisition Company, Inc.	—	—	732	732
Midwest Metal Distribution, Inc.	—	272	—	272
Global Brass & Cooper, Inc.	—	263	—	263
Reliable Biopharmaceutical Holdings, Inc.	—	250	—	250
GFRC Holdings LLC	—	(406)	—	(406)
Lindmark Acquisitions	—	(1,051)	—	(1,051)
Sunshine Media Holdings	—	(5,450)	—	(5,450)
Other, net (<$250)	—	(295)	(228)	(523)

Total:	$—	$(3,448)	$504	$(2,944)

For the three months ended December 31, 2010, the largest driver in our net unrealized depreciation on investments was the $5.4 million in unrealized depreciation on the investment in Sunshine which was primarily due to diminished portfolio company performance. This was offset by the notable appreciation of $3.0 million on our investment in Defiance Integrated Technologies, Inc. which was primarily due to increased portfolio company performance, and the reversal of $0.7 million of unrealized depreciation on our investment in Puerto Rico Cable Acquisition Company, Inc., which was paid off early at par during the three months ended December 31, 2010.

Over our entire investment portfolio, we recorded an aggregate of approximately $1.4 million and $0.8 million of net unrealized appreciation on our debt and equity positions, respectively, for the three months ended December 31, 2011. At December 31, 2011, the fair value of our investment portfolio was less than its cost basis by approximately $77.6 million, and our entire investment portfolio was valued at 79.0% of cost, as compared to cumulative net unrealized depreciation of $79.9 million, and a valuation of our entire portfolio at 79.1% of cost, at September 30, 2011, representing net unrealized appreciation of $2.2 million for the three months ended December 31, 2011. Over our entire investment portfolio, we recorded an aggregate of $5.6 million of net unrealized depreciation on our debt positions for the three months ended December 31, 2010, while our equity holdings experienced an aggregate of approximately $2.7 million of net unrealized appreciation. We believe that our aggregate investment portfolio was valued at a depreciated value as of December 31, 2011 due primarily to the general instability of the loan markets and lingering effects of the recent recession on the performances of certain of our portfolio companies. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation on Borrowings

Net unrealized depreciation on borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. The net unrealized depreciation on our Credit Facility for the three months ended December 31, 2011 and 2010 was $0.3 million and $0.4 million, respectively. The Credit Facility was fair valued at $57.2 million and $100.0 million as of December 31 and September 30, 2011, respectively.

Net (Decrease) Increase in Net Assets Resulting from Operations

For the three months ended December 31, 2011, we realized a net decrease in net assets resulting from operations of $1.3 million as a result of the factors discussed above. For the three months ended December 31, 2010, we realized a net increase in net assets resulting from operations of $2.1 million. Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the three months ended December 31, 2011 and 2010 were $(0.06) and $0.10, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2011 was $9.5 million, as compared to net cash used in operating activities of $4.0 million for the three months ended December 31, 2010. This increase was primarily due to $11.2 million received from the custodian after December 31, 2010 which had resulted from two payoffs during December 2010. Additionally, we had increased interest income resulting from a larger portfolio balance and increased sales proceeds, which were partially offset by increased interest expense and decreased principal repayments when comparing the quarter ended December 31, 2011 to the prior year quarter. The majority of cash from operating activities is generated from the interest payments on debt securities that we receive from our portfolio companies. We utilize this cash to primarily to fund new investments, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, and other operating expenses.

At December 31, 2011, we had equity investments in, loans to, or syndicated participations in, 57 private companies with an aggregate cost basis of approximately $370.5 million. At December 31, 2010, we had investments in equity of, loans to, or syndicated participations in, 41 private companies with an aggregate cost basis of approximately $382.8 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2011 and 2010 at fair value:

	Three Months Ended December 31,
	2011	2010
Beginning investment portfolio at fair value	$302,947	$257,109
New investments	1,590	9,000
Disbursements to existing portfolio companies	9,661	2,794
Principal repayments (including repayment of PIK)	(10,780)	(13,208)
Proceeds from sales	(4,489)	(37)
Increase in investment balance due to PIK	—	4
Net unrealized depreciation	(9,314)	(3,448)
Reversal of prior period depreciation on realization	11,557	504
Net realized loss	(8,400)	—
Amortization of premiums and discounts	74	(213)

Ending investment portfolio at fair value	$292,846	$252,505

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2011.

		Amount
For the remaining nine months ending September 30:	2012	$41,749
For the fiscal year ending September 30:	2013	118,899
	2014	34,488
	2015	31,708
	2016	75,867
	Thereafter	59,427

	Total contractual repayments	$362,138
	Investments in equity securities	9,784
	Adjustments to cost basis on debt securities	(1,452)

	Total cost basis of investments held at December 31, 2011:	$370,470

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2011 was $10.5 million and consisted primarily of net repayments on the Credit Facility of $42.5 million, distributions to common stockholders of $4.4 million and $2.1 million of deferred financing fees related to the Term Preferred Stock offering, partially offset by proceeds from the issuance of Term Preferred Stock of $38.5 million. Net cash provided by financing activities for the three months ended December 31, 2010 was $2.7 million and consisted primarily of net borrowings from the Credit Facility of $7.8 million, partially offset by distributions to common stockholders of $4.4 million and $0.7 million in financing fees for the Credit Facility.

Distributions

To qualify as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of October, November and December 2011. In January 2012, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February and March 2012. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the fiscal year ended September 30, 2011, which includes the three months ended December 31, 2010, our distributions to common stockholders totaled approximately $17.7 million. We declared these distributions based on our estimates of net taxable income for the fiscal year. Distributions to common stockholders declared for the fiscal year ended September 30, 2011 were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending September 30, 2012 will be determined at year end and cannot be determined at this time.

In January 2012, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of January, February and March 2012. In accordance with accounting principles generally accepted in the United States of America (“GAAP”) purposes, we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

On October 20, 2009, we filed a registration statement (the “Registration Statement”) on Form N-2 (File No. 333-162592) that was amended on December 9, 2009 and which the SEC declared effective on January 28, 2010. A post-effective amendment thereto was declared effective by the SEC on July 15, 2011. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. To date, under the Registration Statement, we have issued $38.5 million in Term Preferred Stock pursuant to the Registration Statement and have entered into an agreement described in greater detail below, to potentially issue up to 2.0 million shares of common stock from time to time in the future.

On November 4, 2011, we completed an offering of 1.4 million shares of Term Preferred Stock at a price of $25.00 per share pursuant to the Registration Statement. Net proceeds of the offering, after deducting underwriting discounts and estimated offering expenses borne by us were approximately $33.0 million and were used to repay a portion of outstanding borrowings under our line of credit. We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. On November 17, 2011, the underwriters exercised their option to purchase an additional 139,882 shares of our Term Preferred Stock, which resulted in net proceeds, after deducting underwriting discounts, of $3.4 million, which were also used to repay a portion of the outstanding borrowings under the Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which will be recorded as an asset in accordance with GAAP and amortized over the redemption period ending December 31, 2016. The Term Preferred Stock has been recorded as a liability in accordance with GAAP and as such affects our asset coverage, exposing us to additional leverage risks.

On May 17, 2010, we entered into an equity distribution agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which we may, from time to time, issue and sell through the Agent, as sales agent, up to 2.0 million shares (the “Shares”) of our common stock, par value $0.001 per share, based upon instructions from us (including, at a minimum, the number of shares to be offered, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the NASDAQ Global Select Market in accordance with Rule 153 under the Securities Act of 1933, as amended, or such other sales of the Shares as shall be agreed by us and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares for amounts of Shares sold pursuant to the Agreement. To date, we have not issued any shares pursuant to this Agreement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV, as it has periodically traded over the last three years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of December 31, 2011, our NAV per common share was $9.90 and as of January 27, 2012 our closing market price was $9.03 per share. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of the regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 17, 2011, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per common share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008 and have never issued common stock below NAV per common share. At the upcoming annual stockholders meeting scheduled for February 16, 2012, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

Term Preferred Stock

The Term Preferred Stock has a redemption date of December 31, 2016 and we are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share, which aggregates to approximately $38.5 million, plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. In addition, there are two other potential redemption triggers for the Term Preferred Stock: (1) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or to cure the ratio redemption trigger; and (2) at any time on or after December 31, 2012, at our sole option, we may redeem the Term Preferred Stock.

The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). The Term Preferred Stock has a preference over our common stock with respect to these dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the Term Preferred Stock have been paid in full.

Revolving Credit Facility

On March 15, 2010, we, through Business Loan, entered into a fourth amended and restated credit agreement, which provides for a $127.0 million revolving line of credit arranged by Keybank as administrative agent. BB&T and ING also joined the Credit

Facility as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded to a maximum of $202.0 million through the addition of other committed lenders to the facility. On November 22, 2010 (the “Amendment Date”), we amended the Credit Facility. Prior to the Amendment Date, advances under the Credit Facility bore interest at a 30-day LIBOR subject to a minimum rate of 2.0%, plus 4.5% per annum, with a commitment fee of 0.5% per annum on undrawn amounts. As of the Amendment Date, advances under the Credit Facility bear interest at a 30-day LIBOR or commercial paper rate subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. In addition, effective as of the Amendment Date, we are no longer obligated to pay an annual minimum earnings shortfall fee to the committed lenders, which was calculated as the difference between the weighted average of borrowings outstanding under the Credit Facility and 50.0% of the commitment amount of the Credit Facility, multiplied by 4.5% per annum, less commitment fees paid during the year. During the quarter ended December 31, 2010, we reversed the projected annual minimum earnings shortfall fee of $0.6 million that had been accrued as of September 30, 2010. We paid a $0.7 million fee in connection with the November 2010 amendment.

In August 2011, the Credit Facility was expanded by $10.0 million, which resulted in a $137.0 million line of credit and in January 2012, the maturity date of the Credit Facility was extended to January 18, 2015. If the Amended Credit Facility is not renewed or extended by January 18, 2015, all principal and interest will be due and payable on or before January 18, 2016 (one year thereafter). All other terms of the Amended Credit Facility remained substantially unchanged.

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

The Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended September 30, 2012 and 2011 (thereby extended through September 30, 2015 as per the Amended Credit Facility). Business Loan is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, distribution payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net of $200.0 million plus 50.0% of all equity and subordinated debt raised after May 15, 2009, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. The facility requires a minimum of 20 obligors in the borrowing base and as of December 31, 2011, Business Loan had 40 obligors. As of December 31, 2011, we were in compliance with all of the facility covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2011, we were not party to any signed term sheets for potential investments. However, we have lines of credit and capital commitments with certain of our portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates and we expect many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused and uncalled commitments as of December 31 and September 30, 2011 to be minimal.

In addition to the lines of credit and capital commitments with our portfolio companies, we, from time to time, have also extended certain guaranties on behalf of some our portfolio companies. As of December 31 and September 30, 2011, there were no outstanding guaranties.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the assumptions that market participants would use when pricing the asset or liability and can include our own assumptions, based upon the best available information.

As of December 31, 2011 and September 30, 2011, all of our investments were valued using Level 3 inputs. See Note 3–Investments in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific third-party appraisals are obtained, we would use estimates of value provided by such appraisals and our own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities, as of the measurement date, to value our investments.

In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio.

The Policy, which is summarized below, applies to the following categories of securities:

•	Publicly traded securities;

•	Securities for which a limited market exists; and

•	Securities for which no market exists.

Valuation Methods:

Publicly traded securities: We determine the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price (which are non-binding). In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable. If we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

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

As of December 31, 2011 and September 30, 2011, we determined that the indicative bid prices were reliable indicators of fair value for our syndicated investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (4) portfolio investments comprised of non-publicly traded non-control equity securities of other funds.

(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities, are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on our accompanying Condensed Consolidated Schedule of Investments.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach. For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. In accordance with ASC 820, we apply the in-use premise of value, which assumes the debt and equity securities are sold together. We continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, we may gather and analyze industry statistics and use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once we have estimated the TEV of the issuer, we subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities. If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)

Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(4)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: We value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market.

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

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on our scale is equal to a BBB or Baa2 on an NRSRO scale.

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(A)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss upon Default (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(A)

The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. At December 31, 2011, six investments were on non-accrual with an aggregate cost basis of approximately $28.8 million, or 8.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $3.2 million, or 1.1% of the fair value of all debt investments in our portfolio. At September 30, 2011, eight were on non-accrual with an aggregate cost basis of approximately $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.3 million, or 1.8% of the fair value of all debt investments in our portfolio. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31 and September 30, 2011, representing approximately 69.5% and 70.0%, respectively, of all loans in our portfolio at fair value at the end of each period:

	As of December 31,	As of September 30,
Rating	2011	2011
Highest	10.0	9.0
Average	5.2	5.5
Weighted Average	6.1	5.9
Lowest	1.0	1.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31 and September 30, 2011, representing approximately 18.0% and 23.7%, respectively, at fair value of all loans in our portfolio at fair value at the end of each period:

	As of December 31,	As of September 30,
Rating	2011	2011
Highest	B+/B1	B+/B1
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	NR/Caa2	NR/Caa2

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. At December 31 and September 30, 2011, these loans represented 12.5% and 6.3%, respectively, at fair value of all loans in our portfolio at the end of each period:

	As of December 31,	As of September 30,
Rating	2011	2011
Highest	7.0	7.0
Average	4.8	5.0
Weighted Average	4.9	5.0
Lowest	4.0	4.0

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. Under the annual distribution requirements, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. Our practice has been to pay out as distributions up to 100% of that amount.

In an effort to limit certain excise taxes imposed on RICs, we generally distribute, during each calendar year, an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains from preceding years that were not distributed during such years. Under the RIC Modernization Act (the “RIC Act”), we will be permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the previous regulation.

We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount was and will continue to be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At December 31, 2011, six investments were on non-accrual with an aggregate cost basis of approximately $28.8 million, or 8.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $3.2 million, or 1.1% of the fair value of all debt investments in our portfolio. At September 30, 2011, eight were on non-accrual with an aggregate cost basis of approximately $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.3 million, or 1.8% of the fair value of all debt investments in our portfolio.

As of December 31 and September 30, 2011, we had 27 original issue discount (“OID”) loans. The OID loans are primarily comprised of our syndicated loan investments, which generally have an OID component. We recorded OID income of $82 for the three months ended December 31, 2011, as compared to $25 for the three months ended December 31, 2010. The unamortized balance of OID investments as of December 31 and September 30, 2011 totaled $1.4 million and $1.5 million, respectively.

As of December 31 and September 30, 2011 we had no loans outstanding with a PIK interest component. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $0 for the three months ended December 31, 2011, as compared to $4 for the three months ended December 31, 2010.

Other Income Recognition

Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in the accompanying Condensed Consolidated Statements of Operations. We did not receive any success fees during the three months ended December 31, 2011. During the three months ended December 31, 2010, we received $0.2 million which resulted from the exit and payoff of Interfilm Corp.

Recent Accounting Pronouncements

See Note 2–Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description and our application of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.

Interest rate risk is the primary risk to which we believe we are exposed. Because we borrow money to make investments, our net investment is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense.

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% made at variable rates. As of December 31, 2011, our portfolio consisted of the following at cost:

87.2%	variable rates with a floor
6.5%	variable rates without a floor or ceiling
6.3%	fixed rates

100.0%	total

All of our variable-rate loans have rates associated with either the current LIBOR or prime rate.

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2011 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the SEC on November 14, 2011.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed by us with the SEC on November 14, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides detail about our share repurchases during the three months ended December 31, 2011:

	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2011	—	$—	—	—

November 1 – November 30, 2011	—	—	—	—

December 1 – December 31, 2011	20,000	7.77	—	—

Total share repurchases	20,000	$7.77	—	—

(A)	Amounts represent shares redeemed from an employee of the Adviser pursuant to the terms of an amended and restated redemption agreement. For additional information regarding this redemption, see Note 7—Common Stock in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Date: January 31, 2012

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