Form 10-Q
period 2012-03-31
GLADSTONE CAPITAL CORP
filed 2012-05-01
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of April 30, 2012 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,	September 30,
	2012	2011
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $273,931 and $288,266, respectively)	$246,235	$257,302
Control investments (Cost of $99,029 and $94,549, respectively)	41,932	45,645

Total investments at fair value (Cost of $372,960 and $382,815, respectively)	288,167	302,947
Cash	7,693	6,732
Restricted cash	1,225	—
Interest receivable – investments in debt securities	3,055	3,066
Interest receivable – employees(A)	62	—
Due from custodian	6,530	2,547
Deferred financing fees	3,476	650
Other assets	1,103	1,682

TOTAL ASSETS	$311,311	$317,624

LIABILITIES
Borrowings at fair value (Cost of $65,800 and $99,400, respectively)	$65,800	$100,012
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 and no shares authorized; 1,539,882 and no shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	38,497	—
Accounts payable and accrued expenses	495	513
Interest payable	226	289
Fees due to Adviser(A)	2,063	1,760
Fee due to Administrator(A)	211	194
Other liabilities	2,017	1,135

TOTAL LIABILITIES	$109,309	$103,903

Commitments and contingencies(B)
NET ASSETS	$202,002	$213,721

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 and 50,000,000 shares authorized; 21,000,160 and 21,039,242 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	$21	$21
Capital in excess of par value	326,578	326,913
Notes receivable from employees(A)	(3,522)	(3,858)
Cumulative net unrealized depreciation of investments	(84,793)	(79,867)
Cumulative net unrealized appreciation of borrowings	—	(612)
Net investment income in excess of distributions	108	108
Accumulated net realized losses	(36,390)	(28,984)

TOTAL NET ASSETS	$202,002	$213,721

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$9.62	$10.16

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,840	$5,754	$15,729	$12,680
Control investments	1,051	1,414	2,410	2,211
Cash	—	—	6	—
Notes receivable from employees(A)	63	122	130	244

Total interest income	8,954	7,290	18,275	15,135
Other income
Non-Control/Non-Affiliate investments	2,042	483	2,042	645
Control investments	—	625	—	625

Total other income	2,042	1,108	2,042	1,270

Total investment income	10,996	8,398	20,317	16,405

EXPENSES
Base management fee(A)	1,538	1,365	3,094	2,712
Incentive fee(A)	1,304	1,102	2,339	2,261
Administration fee(A)	209	175	404	361
Interest expense on borrowings	999	478	2,138	358
Dividend expense on mandatorily redeemable preferred stock	686	—	1,120	—
Amortization of deferred financing fees	277	368	734	664
Professional fees	362	201	655	534
Other general and administrative expenses	528	383	773	603

Expenses before credits from Adviser	5,903	4,072	11,257	7,493
Credits to fees from Adviser(A)	(123)	(102)	(574)	(154)

Total expenses net of credits	5,780	3,970	10,683	7,339

NET INVESTMENT INCOME	5,216	4,428	9,634	9,066

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	37	161	(8,212)	161
Control investments	—	(156)	—	(156)

Total net realized gain (loss)	37	5	(8,212)	5
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(3,351)	(3,020)	3,267	(8,062)
Control investments	(3,818)	(10,049)	(8,193)	(7,952)
Borrowings	313	255	612	693

Net unrealized depreciation	(6,856)	(12,814)	(4,314)	(15,321)

Net realized and unrealized loss	(6,819)	(12,809)	(12,526)	(15,316)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,603)	$(8,381)	$(2,892)	$(6,250)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.08)	$(0.40)	$(0.14)	$(0.30)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,005,402	21,039,242	21,022,087	21,039,242

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2012	2011
Operations:
Net investment income	$9,634	$9,066
Net realized (loss) gain on investments	(8,212)	5
Net unrealized depreciation of investments	(4,926)	(16,014)
Net unrealized depreciation of borrowings	612	693

Net decrease in net assets resulting from operations	(2,892)	(6,250)

Distributions:
Distributions to common stockholders	(8,830)	(8,836)

Capital transactions:
Stock redemption for repayment of principal on employee notes(A)	(332)	—
Repayment of principal on employee notes(A)	335	1,055

Net increase in net assets from capital transactions	3	1,055

Total decrease in net assets	(11,719)	(14,031)
Net assets at beginning of period	213,721	249,246

Net assets at end of period	$202,002	$235,215

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	Six Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(2,892)	$(6,250)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(29,609)	(52,424)
Principal repayments on investments	24,760	35,227
Proceeds from sale of investments	6,459	777
Increase in investment balance due to paid-in-kind interest	—	(8)
Increase in investment balance due to transferred interest	—	(204)
Net change in premiums, discounts and amortization	(119)	776
Net realized loss (gain) on investments	8,363	(163)
Net unrealized depreciation of investments	4,926	16,014
Net unrealized depreciation of borrowings	(612)	(693)
Increase in restricted cash	(1,225)	—
Amortization of deferred financing fees	734	664
(Increase) decrease in interest receivable	(51)	251
Increase in due from custodian	(3,983)	(1,024)
Decrease (increase) in other assets	579	(9)
Decrease in accounts payable and accrued expenses	(18)	(296)
Decrease in interest payable	(63)	(573)
Increase in fees due to Adviser(A)	303	1,118
Increase (decrease) in fee due to Administrator(A)	17	(92)
Increase in other liabilities	882	186

Net cash provided by (used in) operating activities	8,451	(6,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	32,900	50,800
Repayments on borrowings	(66,500)	(34,400)
Proceeds from issuance of mandatorily redeemable preferred stock	38,497	—
Deferred financing fees	(3,560)	(759)
Distributions paid to common stockholders	(8,830)	(8,836)
Receipt of principal on employee notes	3	1,055

Net cash (used in) provided by financing activities	(7,490)	7,860

NET INCREASE IN CASH	961	1,137

CASH, BEGINNING OF PERIOD	6,732	7,734

CASH, END OF PERIOD	$7,693	$8,871

NON-CASH ACTIVITIES(B)	$332	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Redemption of 39,082 shares of common stock to reduce the principal balance of an employee loan by $332. Refer to Note 7—Common Stock for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 2/2011) (D) (H)	$903	$903	$—

Allison Publications, LLC	Service-publisher of consumer oriented Magazines	Senior Term Debt (10.5%, Due 9/2012) (D)	8,164	8,171	7,674

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	4,106

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $0 available (7.3%, Due 11/2012) (D)	450	450	270
		Senior Term Debt (7.3%, Due 11/2012) (D)	78	78	47

				528	317

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (14.0%, Due 12/2016) (D)	14,265	14,265	14,194

FedCap Partners, LLC	Private equity fund	Class A Membership Units (80 units) (G)		1,200	1,153
		Uncalled Capital Commitment ($800)

GFRC Holdings, LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2013) (D)	5,324	5,324	2,928
		Senior Subordinated Term Debt (14.0%, Due 12/2013) (D)	6,598	6,598	3,629

				11,922	6,557

Heartland Communications Group	Service-radio station operator	Line of Credit, $0 available (5.0%, Due 3/2013) (D)	100	100	35
		Line of Credit, $55 available (10.0%, Due 3/2013) (D)	45	45	16
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,342	4,325	1,520
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

				4,536	1,571

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $125 available (11.0%, Due 5/2014) (D)	2,125	2,125	1,424
		Senior Term Debt (10.5%, Due 5/2014) (D)	661	661	443
		Senior Term Debt (12.5%, Due 5/2014) (C)(D)	2,500	2,500	1,675

				5,286	3,542

Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (D)	9,203	9,203	4,785

North American Aircraft Services, LLC	Service - repairs and maintains aircraft fuel tanks and fuel systems	Line of Credit, $750 available (6.5%, Due 8/2012) (D)	1,250	1,250	1,238
		Senior Term Debt (7.5%, Due 8/2016) (D)	4,767	4,767	4,719
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,703
		Senior Subordinated Term Debt (12.5%, Due 8/2016) (D)	2,820	2,820	2,792
		Common Stock Warrants (5.8% ownership) (F) (G)		350	608

				13,937	14,060

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (D)	50	44	42

Ohana Media Group	Service – AM/FM radio broadcast	Senor Term Debt (10.0%, Due 10/2016) (D)	1,590	1,590	1,447

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the Aluminum industry	Equipment Note (13.0%, Due 3/2013) (D)	1,000	1,000	835
		Senior Term Debt (13.0%, Due 3/2013) (D)	4,125	4,125	3,444
		Senior Term Debt (13.0%, Due 3/2013) (C) (D)	4,053	4,053	3,384

				9,178	7,663

PROFIT Systems Acquisition Co.	Service-design and develop ERP Software	Line of Credit, $350 available (11.3%, Due 7/2012) (D)	—	—	—
		Senior Term Debt (10.5%, Due 7/2014) (C) (D)	2,850	2,850	2,708

				2,850	2,708

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $500 available (9.0%, Due 1/2013) (D)	3,500	3,500	3,316
		Mortgage Note (9.5%, Due 12/2014) (D)	7,121	7,121	6,747
		Senior Term Debt (12.0%, Due 12/2014) (C) (D)	11,513	11,513	10,908
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,685
		Common Stock Warrants (764 shares) (F) (G)		209	736

				28,343	27,392

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (11.3%, Due 5/2013) (D)	—	—	—
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	8,052

				8,947	8,052

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 1/2012) (D)	6,000	6,000	2,400

Thibaut Acquisition Co.	Service-design and distribute wall Covering	Line of Credit, $250 available (9.0%, Due 1/2014) (D)	750	750	737
		Senior Term Debt (8.5%, Due 1/2014) (D)	287	287	282
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,933

				4,037	3,952

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	$12,000	$12,000	$11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,700

				20,000	19,340

Westland Technologies, Inc.	Service-diversified conglomerate	Line of Credit, $1,000 available (6.5%, Due 4/2012) (D)	—	—	—
		Senior Term Debt (7.5%, Due 4/2016) (D)	1,850	1,850	1,804
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,900
		Common Stock Warrants (77,287 shares) (F) (G)		350	279

				6,200	5,983

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (6.5%, Due 5/2013) (D)	1,250	1,250	1,244
		Senior Term Debt (7.0%, Due 5/2013) (D)	1,669	1,669	1,656
		Senior Subordinated Term Debt (13.5%, Due 6/2013) (D)	9,750	9,750	9,628

				12,669	12,528

Subtotal – Non-syndicated loans				$177,274	$149,466

Syndicated Loans:

Airvana Network Solutions, Inc.	Service-telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$3,928	$3,827	$3,732

Allied Security Holdings, LLC	Service-contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (E)	1,000	991	1,003

Allied Specialty Vehicles, Inc.	Manufacturing-specialty vehicles	Senior Term Debt (9.5%, Due 2/2016) (E)	9,900	9,735	9,702

Ameriqual Group, LLC	Manufacturing-production and distribution of food products	Senior Term Debt (9.0%, Due 3/2016) (E)	7,444	7,319	7,295

Applied Systems, Inc.	Software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (E)	1,000	992	998

Ascend Learning, LLC	Service-technology-based learning solutions	Senior Subordinated Term Debt (11.5%, Due 12/2017) (E)	1,000	974	1,010

Attachmate Corporate	Service-develops, implements and supports software	Senior Subordinated Term Debt (9.5%, Due 2/2017) (E)	4,000	3,965	3,990

Autoparts Holdings Limited	Supplier to the light and heavy-duty vehicle after market for replacement parts	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	995	983

Blue Coat Systems, Inc.	Provider of internet security and network acceleration appliances	Senior Subordinated Term Debt (11.5%, Due 8/2018) (E)	8,500	8,497	8,542

Covad Communications Group, Inc.	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (E)	1,750	1,722	1,741

Global Brass and Copper, Inc.	Manufacturing - steel wool products and metal fibers	Senior Term Debt (10.3%, Due 8/2015) (E)	2,953	2,886	2,993

HGI Holding, Inc	Service - distributor of disposable medical products	Senior Term Debt (6.8%, Due 10/2016) (E)	1,757	1,725	1,757

Hubbard Radio, LLC	Service-radio station operator	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	495	506

Keypoint Government Solutions, Inc.	Service-security consulting services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,912	6,884	6,912

Mood Media Corporation	Service-media and marketing solutions	Senior Term Debt (10.3%, Due 11/2018) (E)	8,000	7,926	7,480

National Surgical Hospitals, Inc.	Service-physician-partnered surgical facilities	Senior Term Debt (8.3%, Due 2/2017) (E)	1,686	1,652	1,631

Sensus USA, Inc.	Service-provider of utility communication Services	Senior Term Debt (8.5%, Due 5/2018) (E)	500	495	496

Springs Window Fashions, LLC	Manufacturing-window coverings	Senior Term Debt (11.3%, Due 11/2017) (E)	7,000	6,843	6,825

SRAM, LLC	Manufacturing-premium bicycle components	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,477	2,512

Targus Group International, Inc.	Manufacturing-carrying cases and accessories for notebook computers	Senior Term Debt (11.0%, Due 5/2016) (E)	9,925	9,752	9,801

Ulterra Drilling Technologies, LP	Manufacturing-oil field drill bits and slick-slip reduction tools	Senior Term Debt (9.5%, Due 6/2016) (E)	1,925	1,891	1,915

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):

Vision Solutions, Inc.	Service-provider of information availability software	Senior Term Debt (9.5%, Due 7/2017) (E)	$11,000	$10,921	$10,670

Wall Street Systems Holdings, Inc.	Service-software provider	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,972	3,007

WP Evenflo Group Holdings, Inc.	Manufacturing-infant and juvenile Products	Senior Term Debt (8.0%, Due 2/2013) (E)	277	277	270
		Senior Preferred Equity (333 shares) (F) (G)		333	440
		Junior Preferred Equity (111 shares) (F) (G)		111	155
		Common Stock (1,874 shares) (F) (G)		—	403

				721	1,268

Subtotal - Syndicated loans				$96,657	$96,769

Total Non-Control/Non-Affiliate Investments (represented 85.4% of total investments at fair value)				$273,931	$246,235

CONTROL INVESTMENTS:

BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $69 available (6.5%, Due 4/2012)(F) (H) (I)	$1,358	$1,358	$—
		Common Stock (100 shares) (F) (G)		424	—

				1,782	—
Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	7,345	7,345	7,345
		Common Stock (15,500 shares) (F) (G)		1	8,696

				7,346	16,041
Kansas Cable Holdings, Inc.	Service - cable, internet, voice provider	Line of Credit, $153 available (10.0%, Due 10/2012) (D) (H)	672	662	5
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,500	1,444	11
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,039	1,000	8
		Common Stock (100 shares) (F) (G)		—	—

				3,106	24
Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (D) (H)	10,000	10,000	1,300
		Senior Subordinated Term Debt (13.0%, Due 10/2012) (D) (H)	2,000	2,000	260
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,909	1,909	248
		Common Stock (100 shares) (F) (G)		317	—

				14,226	1,808
LocalTel, LLC	Service-yellow pages publishing	Line of credit, $132 available (10.0%, Due 6/2012) (F) (H)	2,218	2,218	559
		Line of Credit, $1,830 available (4.7%, Due 6/2012) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2012) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2012) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

				9,151	559
Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,267	17,870
		Common Stock (501 shares) (F) (G)		138	—

				18,405	17,870
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $498 available (4.8%, Due 8/2014) (D)	1,502	1,502	225
		Senior Term Debt (4.8%, Due 5/2016) (D)	16,948	16,948	2,542
		Senior Term Debt (5.5%, Due 5/2016) (C) (D) (H)	10,700	10,700	1,605
		Junior Preferred Equity (11,013 shares) (F) (G)		4,075	—
		Common Stock (934 shares) (F) (G)		740	—

				33,965	4,372
U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (F) (H)	269	269	—
		Line of credit, $0 available (6.0%, Due 12/2010) (F) (H)	450	450	—
		Common Stock (100 shares) (F) (G)		2,470	—

				3,189	—
Viapack, Inc.	Manufacturing-polyethylene film	Line of Credit, $466 available (6.5%, Due 3/2013) (D)	3,334	3,334	534
		Senior Real Estate Term Debt (5.0%, Due 3/2014) (D)	600	600	96
		Senior Term Debt (6.2%, Due 3/2014) (C) (D) (H)	3,925	3,925	628
		Preferred Equity (100 shares) (F) (G)		—	—
		Guarantee ($600)

				7,859	1,258

Total Control Investments (represented 14.6% of total investments at fair value)				$99,029	$41,932

Total Investments				$372,960	$288,167

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentage represents interest rates in effect at March 31, 2012, and due date represents the contractual maturity date.
(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near March 31, 2012, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	In April 2012, we amended the terms of the security extending the maturity date.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:

Non-syndicated Loans:

Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 2/2011) (D) (H)	$903	$903	$45

Allison Publications, LLC	Service-publisher of consumer oriented magazines	Senior Term Debt (10.5%, Due 9/2012) (D)	8,463	8,478	7,861

BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	6,233

Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $250 available (7.3%, Due 11/2011) (D)	450	450	338
		Senior Term Debt (7.3%, Due 11/2011) (D)	168	168	126

				618	464

CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (13.0%, Due 12/2016) (D)	14,265	14,265	14,336

FedCap Partners, LLC	Private equity fund	Class A Membership Units (80 units) (G)		1,200	1,153
		Uncalled Capital Commitment ($800)

GFRC Holdings, LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2012) (D)	5,617	5,617	4,719
		Senior Subordinated Term Debt (14.0%, Due 12/2012) (D)	6,615	6,615	5,557

				12,232	10,276

Global Materials Technologies, Inc.	Manufacturing-steel wool products and metal fibers	Senior Term Debt (13.0%, Due 6/2012) (C) (D)	2,635	2,635	2,212

Heartland Communications Group	Service-radio station operator	Line of Credit, $0 available (5.0%, Due 3/2013) (D)	100	100	41
		Line of Credit, $0 available (10.0%, Due 3/2013) (D)	100	100	41
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,342	4,316	1,780
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

				4,582	1,862

International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $0 available (11.0%, Due 5/2012) (D)	1,500	1,500	1,275
		Senior Term Debt (10.5%, Due 5/2012) (D)	861	861	732
		Senior Term Debt (12.5%, Due 5/2012) (C)(D)	2,500	2,500	2,125

				4,861	4,132

KMBQ Corporation	Service-AM/FM radio broadcaster	Line of Credit, $42 available (12.3%, Due 7/2010) (D) (H)	162	158	76
		Senior Term Debt (12.3%, Due 7/2010) (D) (H)	2,081	2,038	984

				2,196	1,060

Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (D)	9,745	9,745	5,408
		Senior Term Debt (16.0%, Due 7/2011) (D)	220	220	123

				9,965	5,531

Newhall Holdings, Inc.	Service-distributor of personal care products and supplements	Line of Credit, $0 available (8.0%, Due 12/2012) (D) (H)	1,985	1,985	98
		Senior Term Debt (8.5%, Due 12/2012) (D) (H)	1,870	1,870	94
		Senior Term Debt (3.5%, Due 12/2012) (C) (D) (H)	2,000	2,000	100
		Senior Term Debt (3.5%, Due 12/2012) (C) (D) (H)	4,648	4,648	232
		Preferred Equity (1,000,000 shares) (F) (G) (H)		—	—
		Common Stock (688,500 shares) (F) (G)		—	—

				10,503	524

North American Aircraft Services LLC	Service - repairs and maintains aircraft fuel tanks and fuel systems	Line of Credit, $1,500 available (6.5%, Due 8/2012) (D)	500	500	500
		Senior Term Debt (7.5%, Due 8/2016) (D)	3,250	3,250	3,250
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,750
		Common Stock Warrants (4.8% ownership) (F) (G)		350	350

				8,850	8,850

Northern Contours, Inc.	Manufacturing-veneer and laminate components	Senior Subordinated Term Debt (13.0%, Due 9/2012) (D)	6,128	6,128	5,684

Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (D)	80	70	64

Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the aluminum industry	Equipment Note (13.0%, Due 11/2011) (D)	1,000	1,000	948
		Senior Term Debt (13.0%, Due 11/2011) (D)	4,125	4,125	3,908
		Senior Term Debt (13.0%, Due 11/2011) (C) (D)	4,053	4,053	3,840

				9,178	8,696

PROFIT Systems Acquisition Co.	Service-design and develop ERP software	Line of Credit, $350 available (11.25%, Due 7/2012) (D)	—	—	—
		Senior Term Debt (10.5%, Due 7/2014) (C) (D)	3,150	3,150	3,024

				3,150	3,024

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):

RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2013) (D)	$1,438	$1,438	$1,367
		Senior Term Debt (11.5%, Due 1/2013) (C) (D)	3,060	3,060	2,907

				4,498	4,274

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $2,800 available (9.0%, Due 1/2013) (D)	1,200	1,200	1,176
		Mortgage Note (9.5%, Due 12/2014) (D)	7,168	7,168	7,025
		Senior Term Debt (12.0%, Due 12/2014) (C)(D)	11,573	11,573	10,906
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,655
		Common Stock Warrants (764 shares) (F) (G)		209	534

				26,150	25,296

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (11.3%, Due 5/2013) (D)	—	—	—
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	8,913

				8,947	8,913

Sunburst Media - Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 12/2011) (D)	6,100	6,103	3,964

Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $400 available (9.0%, Due 1/2014) (D)	600	600	585
		Senior Term Debt (8.5%, Due 1/2014) (D)	550	550	536
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,910

				4,150	4,031

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,700

				20,000	19,340

Westland Technologies, Inc.	Service-diversified conglomerate	Line of Credit, $1,000 available (6.5%, Due 4/2012) (D)	—	—	—
		Senior Term Debt (7.5%, Due 4/2016) (D)	2,000	2,000	1,995
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,990
		Common Stock Warrants (77,287 shares) (F) (G)		350	307

				6,350	6,292

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.2%, Due 5/2012) (D)	1,250	1,250	1,238
		Senior Term Debt (5.7%, Due 5/2013) (D)	1,677	1,677	1,656
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (D)	9,800	9,800	9,628

				12,727	12,522

Subtotal – Non-syndicated loans				$196,204	$166,639

Syndicated Loans:

Airvana Network Solutions, Inc.	Service-telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$6,048	$5,912	$6,048

Allied Security Holdings, LLC	Service-contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (E)	1,000	991	965

Allied Specialty Vehicles, Inc.	Manufacturing-specialty vehicles	Senior Term Debt (9.5%, Due 2/2016) (E)	9,950	9,767	9,751

Ameriqual Group, LLC	Manufacturing-production and distribution of food products	Senior Term Debt (9.0%, Due 3/2016) (E)	7,481	7,344	7,332

Applied Systems, Inc.	Software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (E)	1,000	991	990

Ascend Learning, LLC	Service-technology-based learning solutions	Senior Subordinated Term Debt (11.53%, Due 12/2017) (E)	1,000	972	980

Attachmate Corporate	Service-develops, implements and supports software	Senior Subordinated Term Debt (9.5%, Due 2/2017) (E)	4,000	3,962	3,810

Autoparts Holdings Limited	Supplier to the light and heavy-duty vehicle after market for replacement parts	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	995	978

Covad Communications Group, Inc.	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (E)	1,850	1,818	1,795

Ernest Health, Inc.	Service-post-acute care services	Senior Term Debt (10.3%, Due 5/2017) (E)	2,000	1,971	1930

Global Brass and Copper, Inc.	Manufacturing - steel wool products and metal fibers	Senior Term Debt (10.3%, Due 8/2015) (E)	2,969	2,893	3,054

HGI Holding, Inc	Service - distributor of disposable medical products	Senior Term Debt (6.8%, Due 10/2016) (E)	1,757	1,723	1,687

Hubbard Radio, LLC	Service-radio station operator	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	495	488

Keypoint Government Solutions, Inc.	Service-security consulting services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,948	6,916	6,670

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Mood Media Corporation	Service-media and marketing solutions	Senior Term Debt (10.3%, Due 11/2018) (E)	$8,000	$7,923	$7,370

National Surgical Hospitals, Inc.	Service-physician-partnered surgical facilities	Senior Term Debt (8.3%, Due 2/2017) (E)	1,694	1,658	1,627

Sensus USA, Inc.	Service-provider of utility communication services	Senior Term Debt (8.5%, Due 5/2018) (E)	500	495	483

Springs Window Fashions, LLC	Manufacturing-window coverings	Senior Term Debt (11.3%, Due 11/2017) (E)	5,000	4,855	4,750

SRAM, LLC	Manufacturing-premium bicycle components	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,476	2,475

Targus Group International, Inc.	Manufacturing-carrying cases and accessories for notebook computers	Senior Term Debt (11.0%, Due 5/2016) (E)	9,975	9,785	9,626

Ulterra Drilling Technologies, LP	Manufacturing-oil field drill bits and slick-slip reduction tools	Senior Term Debt (9.5%, Due 6/2016) (E)	1,975	1,937	1,916

Vision Solutions, Inc.	Service-provider of information availability software	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,915	10,560

Wall Street Systems Holdings, Inc.	Service-software provider	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,971	2,880

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (E)	1,853	1,853	1,723
		Senior Preferred Equity (333 shares) (F) (G)		333	419
		Junior Preferred Equity (111 shares) (F) (G)		111	146
		Common Stock (1,874 shares) (F) (G)		—	210

				2,297	2,498

Subtotal - Syndicated loans				$92,062	$90,663

Total Non-Control/Non-Affiliate Investments (represented 84.9% of total investments at fair value)				$288,266	$257,302

CONTROL INVESTMENTS:

BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $6 available (6.4%, Due 10/2011)(F) (H)	$1,427	$1,355	$—
		Common Stock (100 shares) (F) (G)		424	—

				1779	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	7,505	7,505	7,505
		Common Stock (15,500 shares) (F) (G)		1	7,534

				7,506	15,039

Kansas Cable Holdings, Inc.	Service - cable, internet, voice provider	Line of Credit, $179 available (10.0%, Due 10/2012) (D) (H)	346	337	14
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,500	1,444	60
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,039	1,000	42
		Common Stock (100 shares) (F) (G)		—	—

				2,781	116

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012)(D)(H)	10,000	10,000	2,000
		Senior Subordinated Term Debt (13.0%, Due 10/2012)(D)(H)	2,000	2,000	400
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,908	1,908	383
		Common Stock (100 shares) (F) (G)		317	—

				14,225	2,783

LocalTel, LLC	Service-yellow pages publishing	Line of credit, $2 available (10.0%, Due 12/2011) (F) (H)	1,848	1,848	734
		Line of Credit, $1,830 available (4.7%, Due 6/2012) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2012) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2012) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

				8,781	734

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,262	17,184
		Common Stock (501 shares) (F) (G)		138	—

				18,400	17,184

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $1,100 available (10.5%, Due 8/2014) (D)	900	900	270
		Senior Term Debt (10.5%, Due 5/2016) (D)	16,948	16,948	5,084
		Senior Term Debt (5.0%, Due 5/2016) (C) (D)	10,700	10,700	3,210
		Junior Preferred Equity (6,689 shares) (F) (G)		2,475	—
		Common Stock (934 shares) (F) (G)		740	—

				31,763	8,564

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS (Continued):

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (F) (H)	$269	$269	$—
		Line of credit, $0 available (6.0%, Due 12/2010) (F) (H)	450	450	—
		Common Stock (100 shares) (F) (G)		2,470	—

				3,189	—

Viapack, Inc.	Manufacturing-polyethylene film	Line of Credit, $900 available (10.0%, Due 3/2013) (D)	1,600	1,600	320
		Senior Real Estate Term Debt (10.0%, Due 3/2014) (D)	600	600	120
		Senior Term Debt (13.0%, Due 3/2014) (C) (D)	3,925	3,925	785
		Preferred Equity (100 shares) (F) (G)		—	—

				6,125	1,225

Total Control Investments (represented 15.1% of total investments at fair value)				$94,549	$45,645

Total Investments (I)				$382,815	$302,947

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentage represents interest rates in effect at September 30, 2011, and due date represents the contractual maturity date.
(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near September 30, 2011, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)

For the year ended September 30, 2011, cumulative gross unrealized depreciation for federal income tax purposes is $88,670 and cumulative gross unrealized appreciation for federal income tax purposes is $8,566. For the year ended September 30, 2011, cumulative net unrealized depreciation is $80,104 based on a tax cost of $383,052.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001 and completed an initial public offering on August 23, 2001. The terms “we,” “our,” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, with a particular focus on senior notes, of established private businesses in the United States (“U.S”) that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses. In addition, we may acquire existing loans that meet this profile from other funds.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003 for the sole purpose of owning our portfolio of investments in connection with our line of credit.

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006 for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial (previously known as Gladstone SSBIC Corporation) acquired this license in February 2007. The license enables us, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies.

The financial statements of the subsidiaries are consolidated with those of ours.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2012, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the three and six month periods ended March 31, 2012, with no effect to net decrease in net assets resulting from operations.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (the “Board of Directors”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time, we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When we obtain these specific third-party appraisals, we use estimates of value provided by such appraisals and our own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

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

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, we assess trading activity in an asset class and evaluate variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of March 31, 2012 and September 30, 2011, we determined that the indicative bid prices were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported); we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) portfolio investments comprised of non-publicly traded, non-control equity securities of other funds.

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once we have estimated the TEV of the issuer, we will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”), we have defined our “unit of account” at the investment level (either debt or equity) and as such determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: We generally value any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund.

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

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At March 31, 2012, eight portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of $43.8 million, or 12.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $4.6 million, or 1.7% of the fair value of all debt investments in our portfolio. At September 30, 2011, eight portfolio companies were on non-accrual with an aggregate debt cost basis of $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $5.3 million, or 1.8% of the fair value of all debt investments in our portfolio.

As of March 31, 2012 and September 30, 2011, we had 27 original issue discount (“OID”) loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $74 and $0.2 million for the three and six months ended March 31, 2012, respectively, as compared to $29 and $53 for the three and six months ended March 31, 2011. The unamortized balance of OID investments as of March 31, 2012 and September 30, 2011 totaled $1.4 million and $1.5 million, respectively.

As of March 31, 2012 and September 30, 2011, we had no investments that bore PIK interest. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded no PIK income during the three and six months ended March 31, 2012, respectively, as compared to $4 and $8 for the three and six months ended March, 31, 2011, respectively.

We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. There were no such transfers during the three and six months ended March 31, 2012. We transferred past due interest to the principal balance of $0.2 million for both the three and six months ended March 31, 2011, respectively.

Other Income Recognition

We record success fees upon receipt. Success fees are typically contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $2.0 million of success fess during the six months ended March 31, 2012, which resulted from our exit of Global Materials Technologies, Inc and RCS Management Holding Co. We recorded $0.6 million of success fees during the six months ended March 31, 2011, which resulted from our exits of Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and as such we have adopted this ASU beginning with our quarter ended March 31, 2012. We have increased our disclosures related to Level 3 fair value measurement, in addition to other required disclosures. There were no related impacts on our financial position or results of operations.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include our own assumptions based upon the best available information.

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2012 and 2011, there were no transfers in or out of Level 3.

The following table presents the investments carried at fair value as of March 31, 2012 and September 30, 2011, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2012	September 30, 2011
Non-Control/Non-Affiliate Investments
Senior term debt	$166,442	$182,002
Senior subordinated term debt	76,019	72,182
Preferred equity	595	566
Common equity/equivalents	3,179	2,552

Total Non-Control/Non-Affiliate Investments	$246,235	$257,302

Control Investments
Senior term debt	$13,558	$18,143
Senior subordinated term debt	19,678	19,966
Common equity/equivalents	8,696	7,536

Total Control Investments	$41,932	$45,645

Total Investments at Fair Value	$288,167	$302,947

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range / Weighted Average

Non-syndicated debt only investments	$99,306	SPSE (A)	EBITDA (B)	($310) - $14,058 / $4,976
			Risk Ratings (C)	2.0 - 10.0 / 6.3

Syndicated debt only investments	95,503	Market Quotes	IBP (D)	93.5% - 101.4% / 98.3%

Bundled debt and equity investments	92,205	SPSE (A)	EBITDA (B)	($1,595) - $6,406 / $3,087
			Risk Ratings (C)	3.0 - 6.0 / 4.6
		TEV	EBITDA multiples (B)	4.6 - 9.7 / 5.9
			EBITDA (B)	($1,595) - $25,026 / $2,921

Other Investments	1,153

Total Fair Value for Level 3 Investments	$288,167

(A)

SPSE makes an independent assessment of the data we submit to them (which includes the financial and operational performance, as well as our internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is regarded as proprietary in nature.

(B)

Earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input which is generally based on the most recently available trailing twelve month financial statements submitted to us from the portfolio companies. EBITDA multiples, indexed in accordance with our valuation policy, represent our estimation of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiples impact the TEV fair value determination and the value of the issuer’s debt, equity, or equity-like securities are valued in accordance with our liquidity waterfall approach.

(C)

As part of our valuation procedures, we risk rate all of our investments in debt securities. We use the Nationally Recognized Statistical Rating Organization’s risk rating system for generally all of syndicated loans and a proprietary risk rating system for all other debt securities. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

(D)

We generally base the value of our syndicated debt securities on the IBP offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. These bid prices are non-binding and are generally based on the underlying company performance and security characteristics, as well as other market conditions and credit risk factors.

In general, included in the internally assessed TEV model used to value our proprietary debt and equity investments, the significant unobservable inputs are the portfolio company’s EBITDA and EBITDA multiples. All other factors holding constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our valuation policy, we generally use an indexed EBITDA multiple. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six-month periods ending March 31, 2012 and 2011 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize all of the inputs as the lowest level input within the hierarchy. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Periods ended March 31, 2012:

Three months ended March 31, 2012:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair value as of December 31, 2011	$192,821	$88,004	$581	$11,440	$292,846
Total gains or losses
Net realized gain (a)	37	—	—	—	37
Net unrealized (depreciation) appreciation (b)	(6,292)	(784)	(986)	435	(7,627)
Reversal of prior period net depreciation on realization (b)	458	—	—	—	458
New investments, repayments and settlements (c)
Issuances/originations	8,858	8,500	1,000	—	18,358
Settlements/repayments	(13,912)	(23)	—	—	(13,935)
Sales	(1,970)	—	—	—	(1,970)

Fair value as of March 31, 2012	$180,000	$95,697	$595	$11,875	$288,167

Six months ended March 31, 2012:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair value as of September 30, 2011	$200,145	$92,148	$566	$10,088	$302,947
Total gains or losses
Net realized loss (a)	(8,363)	—	—	—	(8,363)
Net unrealized (depreciation) appreciation (b)	(15,128)	(2,028)	(1,572)	1,787	(16,941)
Reversal of prior period net depreciation on realization (b)	11,571	444	—	—	12,015
New investments, repayments and settlements (c)
Issuances/originations	16,688	11,320	1,601	—	29,609
Settlements/repayments	(18,454)	(6,187)	—	—	(24,641)
Sales	(6,459)	—	—	—	(6,459)

Fair value as of March 31, 2012	$180,000	$95,697	$595	$11,875	$288,167

Periods ended March 31, 2011:
Three months ended March 31, 2011:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair value as of December 31, 2010	$169,882	$76,999	$523	$5,101	$252,505
Total gains or losses
Net realized gain (loss) (a)	177	(14)	—	—	163
Net unrealized (depreciation) appreciation (b)	(11,268)	(1,364)	(361)	134	(12,859)
Reversal of prior period net appreciation on realization (b)	(210)	—	—	—	(210)
New investments, repayments and settlements (c)
Issuances/originations	37,544	1,038	375	1,880	40,837
Settlements/repayments	(22,523)	(60)	—	—	(22,583)
Sales	—	—	—	(740)	(740)

Fair value as of March 31, 2011	$173,602	$76,599	$537	$6,375	$257,113

Six months ended March 31, 2011:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair value as of September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109
Total gains or losses
Net realized gain (loss) (a)	177	(14)	—	—	163
Net unrealized (depreciation) appreciation (b)	(17,218)	(1,839)	(224)	2,974	(16,307)
Reversal of prior period net (appreciation) depreciation on realization (b)	(191)	731	—	(247)	293

Six months ended March 31, 2011:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
New investments, repayments and settlements (c)
Issuances/originations	46,942	3,122	375	2,197	52,636
Settlements/repayments	(28,704)	(7,300)	—	—	(36,004)
Sales	—	—	—	(777)	(777)

Fair value as of March 31, 2011	$173,602	$76,599	$537	$6,375	$257,113

(a)

Included in net realized gain (loss) on Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011.

(b)

Included in net unrealized depreciation on Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011.

(c)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Control/Non-Affiliate Investments

As of March 31, 2012 and September 30, 2011, we held 46 and 50 Non-Control/Non-Affiliate investments in the aggregate fair value of $246.2 million and $257.3 million, respectively. Of these, we had a total of 24 syndicate loans in the aggregate fair value of $96.8 million and $90.7 million, as of March 31, 2012 and September 30, 2011, respectively. During the six months ended March 31, 2012, we added two new Non-Control/Non-Affiliate investments, with an aggregate fair value of $10.0 million at March 31, 2012, and four Non-Control/Non-Affiliate investments paid off early, for which we received aggregate principal payments of $14.9 million. Additionally, we funded $11.4 million to existing Non-Control/Non-Affiliate portfolio companies during the six months ended March 31, 2012. The following sales and restructures of Non-Control/Non-Affiliate investments occurred during the six months ended March 31, 2012:

•

KMBQ Corporation – In November 2011, we invested $1.6 million in Ohana Media Group (“Ohana”) to facilitate its purchase of certain of KMBQ Corporation’s (“KMBQ”) assets out of receivership. In connection with this transaction, we received net proceeds of $1.2 million and recorded a realized loss during the three months ended December 31, 2011 totaling $1.0 million. Ohana replaced KMBQ on our Condensed Consolidated Schedule of Investments as a Non-Control/Non-Affiliate investment at December 31, 2011.

•

Newhall Holdings, Inc. – In December 2011, we sold our investments in Newhall Holdings, Inc. (“Newhall”) for net proceeds of $3.3 million, which resulted in a realized loss of $7.4 million recorded in the three months ended December 31, 2011.

Control Investments

As of March 31, 2012 and September 30, 2011, we held nine Control investments in the aggregate fair value of $41.9 million and $45.6 million, respectively. During the six months ended March 31, 2012, five Control investments made draws on their lines of credit, totaling $4.6 million. We did not exit any Control investments during the six months ended March 31, 2012. The following restructures of Control investments occurred during the six months ended March 31, 2012:

•

Sunshine Media Holdings - Effective October 1, 2011, we restructured Sunshine Media Holdings (“Sunshine”) by reducing the interest rates on its line of credit, senior term debt and LOT senior term debt to preserve capital at the portfolio company to further enable Sunshine to invest in new and existing initiatives. In addition, we funded $1.6 million through additional preferred equity investments and $2.1 million through additional line of credit draws to Sunshine for the six months ended March 31, 2012. We placed our investment in Sunshine’s LOT senior term debt on non-accrual status effective January 1, 2012.

•

Viapack, Inc. - Effective January 1, 2012, we restructured our investment in Viapack, Inc. (“Viapack”), by reducing the interest rates on its line of credit, senior real estate term debt and senior term debt to preserve capital at the portfolio company to enable it to invest in existing initiatives. In addition, we funded $1.8 million to Viapack through additional draws on its line of credit for the six months ended March 31, 2012. We placed our investment in Viapack’s LOT senior term debt on non-accrual status effective January 1, 2012.

Investment Concentrations

As of March 31, 2012, our investment portfolio consisted of loans to 55 companies located in 26 states across 23 different industries with an aggregate fair value of $288.2 million. As of March 31, 2012, there were 24 syndicated investments totaling $96.7 million at cost and $96.8 million at fair value, or 25.9% and 33.6% of the total aggregate portfolio, respectively.

The following table outlines our investments by security type as of March 31, 2012 and September 30, 2011:

	March 31, 2012				September 30, 2011
	Cost		Fair Value		Cost		Fair Value
Senior term debt	$249,904	67.0%	$180,000	62.5%	$266,491	69.6%	$200,145	66.1%
Senior subordinated term debt	112,272	30.1	95,697	33.2	107,140	28.0	92,148	30.4
Common equity/equivalents	6,264	1.7	11,875	4.1	7,999	2.1	10,088	3.3
Preferred equity	4,520	1.2	595	0.2	1,185	0.3	566	0.2

Total investments	$372,960	100.0%	$288,167	100.0%	$382,815	100.0%	$302,947	100.0%

Investments at fair value consisted of the following industry classifications at March 31, 2012 and September 30, 2011:

	March 31, 2012		September 30, 2011
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Electronics	$53,484	18.6%	$45,752	15.1%
Mining, steel, iron & non-precious metals	32,063	11.1	33,734	11.1
Healthcare, education & childcare	30,034	10.4	34,106	11.3
Automobile	26,725	9.3	25,768	8.5
Broadcast (TV & radio)	20,420	7.1	28,194	9.3
Retail stores	19,340	6.7	19,340	6.4
Aerospace & defense	15,212	5.3	10,003	3.3
Printing & publishing	12,923	4.5	17,623	5.8
Textiles & leather	9,801	3.4	9,626	3.2
Personal & non-durable consumer products	8,582	3.0	6,962	2.3
Personal, food and miscellaneous services	7,915	2.7	7,635	2.5
Machinery	7,664	2.7	8,696	2.9
Beverage, food & tobacco	7,295	2.5	7,332	2.4
Diversified/conglomerate manufacturing	7,251	2.5	8,790	2.9
Buildings & real estate	6,557	2.3	10,275	3.4
Leisure, amusement, movies & entertainment	6,054	2.1	6,607	2.2
Diversified/conglomerate service	3,990	1.4	3,810	1.3
Home & office furnishings	3,952	1.4	9,715	3.2
Diversified natural resources, precious metals & minerals	2,993	1.0	3,054	1.0
Other (A)	5,912	2.0	5,925	1.9

Total investments	$288,167	100.0%	$302,947	100.0%

(A)	No individual industry within this category exceeds 1%.

The investments at fair value were included in the following geographic regions of the U.S. at March 31, 2012 and September 30, 2011:

	March 31, 2012		September 30, 2011
Geographic Region	Fair Value	Percent of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$133,425	46.3%	$144,292	47.6%
West	76,264	26.5	70,862	23.4
South	45,234	15.7	52,265	17.3
Northeast	25,764	8.9	28,158	9.3
Other – non U.S.	7,480	2.6	7,370	2.4

Total Investments	$288,167	100.0%	$302,947	100.0%

The geographic region reflects the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2012:

		Amount
For the remaining six months ending September 30:	2012	$30,816
For the fiscal year ending September 30:	2013	106,242
	2014	51,190
	2015	31,517
	2016	75,867
	Thereafter	67,925

	Total contractual repayments	$363,557
	Investments in equity securities	10,784
	Adjustments to cost basis on debt securities	(1,381)

	Total cost basis of investments held at March 31, 2012:	$372,960

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2012 and September 30 2011, we had gross receivables from portfolio companies of $0.6 million. The allowance for uncollectible receivables was $0.3 million and $0.4 million as of March 31, 2012 and September 30, 2011, respectively. In addition, we recorded an allowance for uncollectible interest receivable of $21 and $65 as of March 31, 2012 and September 30, 2011, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Former Employees

We have outstanding loans to certain employees of the Adviser, each of whom was a joint employee of the Adviser (or our previous adviser, Gladstone Capital Advisers, Inc.) and us at the time the loans were originally provided. The loans were extended to such employees to allow them to exercise options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loans are posted as collateral. We received $3 and $1.1 million of principal repayments during the six months ended March 31, 2012 and 2011, respectively. Additionally, one employee redeemed 39,082 common shares (20,000 in December 2011 and 19,082 in January 2012) to pay off $0.3 million of principal on his outstanding loans during the six months ended March 31, 2012. We recognized interest income from all employee loans of $0.1 million for the three and six months ended March 31, 2012, respectively, and $0.1 million and $0.2 million for the three and six months ended March 31, 2011, respectively. Refer to Note 7–Common Stock for additional information related to these transactions.

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 12, 2011, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2012.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31
	2012	2011	2012	2011
Average total assets subject to base management fee (A)	$307,600	$273,000	$309,400	$271,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Gross base management fee (B)	$1,538	$1,365	$3,094	$2,712
Reduction for loan servicing fees	(864)	(757)	(1,823)	(1,599)

Base management fee	674	608	1,271	1,113

Credit for fees received by Adviser from the portfolio companies	(5)	—	(53)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(118)	(81)	(243)	(133)

Net base management fee	$551	$527	$975	$980

Incentive fee (B)	1,304	1,102	2,339	2,261
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(21)	(278)	(21)

Net incentive fee	$1,304	$1,081	$2,061	$2,240

Credit for fees received by Adviser from the portfolio companies	(5)	—	(53)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(118)	(81)	(243)	(133)
Incentive fee credit	—	(21)	(278)	(21)

Credit to base management and incentive fees from Adviser (B)	$(123)	$(102)	$(574)	$(154)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our Condensed Consolidated Statements of Operations.

Base Management Fee

The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any cash or cash equivalents resulting from borrowings and appropriately adjusted for any share issuances or repurchases during the periods. In addition, the following three items are adjustments to the base management fee calculation.

•	Loan Servicing Fees

The Adviser also services the loans held by Business Loan, in return for which it receives a 1.5% annual fee, based on the monthly aggregate outstanding balance of loans pledged under our line of credit. Since we own these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the six months ended March 31, 2012 and 2011.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to our portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees, and 100% of other fees are credited against the base management fee that we would otherwise be required to pay to the Adviser.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover all distributions to common stockholders for the six months ended March 31, 2012 and 2011.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through March 31, 2012, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, we did not accrue a capital gains-based incentive fee. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a relevant period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through March 31, 2012.

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2012.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31, 2012	As of September 30, 2011
Base management fee due to Adviser	$551	$330
Incentive fee due to Adviser	1,304	1,203
Loan servicing fee due to Adviser	208	227

Total fees due to Adviser	2,063	1,760

Fee due to Administrator	211	194

Total related party fees due	$2,274	$1,954

NOTE 5. BORROWINGS

Line of Credit

On January 19, 2012, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 3 to the fourth amended and restated credit agreement (the “Credit Facility”), to extend the maturity date of our $137.0 million revolving line of credit from March 15, 2012 to January 18, 2015 (the “Maturity Date”). Our Credit Facility was arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent. Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded to a maximum of $237.0 million through the addition of other committed lenders to the facility. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 18, 2016 (one year after the Maturity Date). The interest rates on advances under our Credit Facility remain unchanged and generally bear interest at a 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 1.5%), plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. We incurred fees of $1.4 million in January 2012 in connection with this amendment.

The following tables summarize noteworthy information related to our Credit Facility at cost:

	March 31, 2012	September 30, 2011
Commitment amount	$137,000	$137,000
Borrowings outstanding (A)	65,800	99,400
Availability	54,200	24,700

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Weighted average borrowings outstanding	$62,018	$14,464	$68,174	$17,203
Effective interest rate(B)	6.2%	6.3%	6.1%	6.5%
Commitment (unused) fees incurred	$177	$277	$318	$461

(A)	The March 31, 2012 balance decreased significantly as compared to the September 30, 2011 balance due to repayments with the proceeds from our Term Preferred Stock offering in November 2011.
(B)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required. The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Keybank as custodian. Keybank, who also serves as the trustee of the account, generally remits the collected funds to us monthly.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to aggregate net investment income for each of the twelve month periods ending September 30, 2012, 2013, 2014 and 2015. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. The facility requires a minimum of 20 obligors in the borrowing base and as of March 31, 2012, Business Loan had 37 obligors. As of March 31, 2012, we were in compliance with all of the facility covenants.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. However, as the renewal of our Credit Facility occurred during the three months ended March 31, 2012, cost was determined to approximate fair value as of March 31, 2012. At both March 31, 2012 and September 30, 2011, our Credit Facility was valued using Level 3 inputs.

The following tables present our Credit Facility carried at fair value as of March 31, 2012 and September 30, 2011, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2012 and 2011:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2012	September 30, 2011
Borrowings	$65,800	$100,012

Total Fair value Reported in Condensed Consolidated Statements of Assets and Liabilities

	Three Months Ended March 31,
	2012	2011
Fair value as of December 31, 2011 and 2010, respectively	$57,213	$25,301
Net unrealized depreciation (A)	(313)	(255)
Borrowings	21,900	40,800
Repayments	(13,000)	(32,200)

Fair value as of March 31, 2012 and 2011, respectively	$65,800	$33,646

	Six Months Ended March 31,
	2012	2011
Fair value as of September 30, 2011 and 2010, respectively	$100,012	$17,940
Net unrealized depreciation (A)	(612)	(694)
Borrowings	32,900	50,800
Repayments	(66,500)	(34,400)

Fair value as of March 31, 2012 and 2011, respectively	$65,800	$33,646

(A)	Included in net unrealized depreciation on borrowings on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011.

The fair value of the collateral under our Credit Facility was $239.0 million and $256.9 million at March 31, 2012 and September 30, 2011, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In November 2011, we completed a public offering of 1.5 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $36.3 million and were used to repay a portion of outstanding borrowings under the Credit Facility. We incurred $2.2 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on our Condensed Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending December 31, 2016.

The shares have a redemption date of December 31, 2016 and are traded under the ticker symbol of “GLAD PRA” on the New York Stock Exchange (“NYSE”). The Term Preferred Stock is not convertible into our common stock or any other security. The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. In addition, there are two other potential redemption triggers: 1) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 2) at our sole option, at any time on or after December 31, 2012, we may redeem the Term Preferred Stock. See Note 12—Subsequent Events for discussion of the transfer of the listing of our Term Preferred Stock from the NYSE to the NASDAQ Global Select Market (“NASDAQ”).

Our Board of Directors declared the following monthly distributions to preferred stockholders for the six months ended March 31, 2012:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share

2012	November 4 – 30 (A)	December 6, 2011	December 16, 2011	December 30, 2011	$0.13359375
	December 1 – 31	December 6, 2011	December 16, 2011	December 30, 2011	0.14843750
	January 1 – 31	January 10, 2012	January 23, 2012	January 21, 2012	0.14843750
	February 1 – 29	January 10, 2012	February 21, 2012	February 29, 2012	0.14843750
	March 1 – 31	January 10, 2012	March 22, 2012	March 30, 2012	0.14843750

			Six Months Ended March 31, 2012:		$0.72734375

(A)	November 2011 was prorated from the time the Term Preferred Stock was issued and outstanding as per our final prospectus supplement dated October 28, 2011.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and therefore the related dividend payments are treated as dividend expense on our statement of operations as of the ex-dividend date.

NOTE 7. COMMON STOCK

Registration Statement

On October 20, 2009, we filed a registration statement on Form N-2 (File No. 333-162592) that was amended on December 9, 2009 and which the SEC declared effective on January 28, 2010, and we filed post-effective amendments to such registration statement on April 7, 2011, June 15, 2011, and July 13, 2011, which were declared effective by the SEC on July 15, 2011. We filed a post-effective amendment to such registration statement on March 6, 2012, which has not yet been declared effective. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

On May 17, 2010, together with the Advisor, we entered into an equity distribution agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which we may, from time to time, issue and sell through the Agent, as sales agent, up to 2.0 million shares (the “Shares”) of our common stock, par value $0.001 per share, based upon instructions from us (including, at a minimum, the number of Shares to be offered, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on NASDAQ in accordance with Rule 153 under the Securities Act of 1933, as amended, or such other sales of the Shares as shall be agreed by us and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares sold pursuant to the Agreement. To date, we have not issued any shares pursuant to this Agreement.

During the quarter ended December 31, 2011, pursuant to the terms of our articles of incorporation, as amended, our Board of Directors approved reclassifying 4.0 million shares of common stock to shares of preferred stock.

Employee Notes

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

Issue Date	Original Number of Options Exercised	Strike Price of Options Exercised	Original Amount of Promissory Note Issued to Employees		Outstanding Balance of Employee Loans at March 31, 2012	Maturity Date	Original Interest Rate on Note
Aug-01	393,334	15.00	$5,900	(A)	$2,749	Aug-10	4.90	%(B)
Aug-01	18,334	15.00	275	(A)	200	Aug-10	4.90	(B)
Aug-01	18,334	15.00	275	(C)	—	Aug-11	4.90
Sep-04	13,332	15.00	200	(C)	98	Sep-13	5.00
Jul-06	13,332	15.00	200		200	Jul-15	8.26
Jul-06	18,334	15.00	275		275	Jul-15	8.26

	475,000		$7,125		$3,522

(A)

On September 7, 2010, we entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, our Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone and an officer of the Adviser, and one of our Managing Directors, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of us on August 23, 2001, in the principal amounts of $5.9 million and $0.3 million, respectively (collectively, the “Notes”). Mr. and Ms. Gladstone executed the Notes to facilitate their payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Notes, we, together with Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of our common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreements, we reserved all of our existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011, June 27, 2011 and September 26, 2011, Mr. Gladstone paid down an aggregate of $3.2 million of the principal balance of his note, leaving a principal balance of $2.7 million outstanding as of March 31, 2012. In connection with these payments, we released our first priority security interest on 210,000 common shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 183,334 common shares in Pledged Collateral from Mr. Gladstone as of March 31, 2012. On September 28, 2011, Ms. Gladstone paid down $0.1 million of the principal balance of her 2001 note, leaving a principal balance of $0.2 million outstanding on this note as of March 31, 2012. The principal balances under her 2006 notes remain unchanged at an aggregate balance of $0.5 million as of March 31, 2012.

(B)

An event of default was triggered under these Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding within five business days of August 23, 2010. As such, we charged a default rate of an additional 2% per annum under these Notes for all periods following default.

(C)

On December 20, 2011, we entered into an amended and restated redemption agreement with an employee of the Adviser in connection with the maturity of a secured promissory note executed by the employee in favor of us on August 23, 2001, in the principal amount of $0.3 million. Pursuant to the redemption agreement, on December 29, 2011, we redeemed 20,000 shares of our common stock that had been pledged as collateral on the employee note, resulting in a reduction of $0.2 million on the employee note, leaving a principal balance of $0.1 million as of December 31, 2011. On January 26, 2012, we redeemed an additional 19,082 shares of our common stock that had been pledged as collateral on the employee note, resulting in the employee’s defaulted loan being fully paid off and a reduction of $0.1 million on the employee’s other note, leaving a remaining principal balance thereon of $0.1 million as of March 31, 2012.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2012, we determined that these notes were still recourse.

NOTE 8. NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Numerator for basic and diluted net decrease in net assets resulting from operations per common share	$(1,603)	$(8,381)	$(2,892)	$(6,250)
Denominator for basic and diluted weighted average common shares	21,005,402	21,039,242	21,022,087	21,039,242

Basic and diluted net decrease in net assets resulting from operations per common share	$(0.08)	$(0.40)	$(0.14)	$(0.30)

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

Our Board of Directors declared the following monthly distributions to common stockholders for the six months ended March 31, 2012 and 2011:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2012	October 11, 2011	October 21, 2011	October 31, 2011	$0.07
	October 11, 2011	November 17, 2011	November 30, 2011	0.07
	October 11, 2011	December 21, 2011	December 30, 2011	0.07
	January 10, 2012	January 23, 2012	January 31, 2012	0.07
	January 10, 2012	February 21, 2012	February 29, 2012	0.07
	January 10, 2012	March 22, 2012	March 30, 2012	0.07

		Six Months Ended March 31, 2012:		$0.42

2011	October 5, 2010	October 21, 2010	October 29, 2010	$0.07
	October 5, 2010	November 19, 2010	November 30, 2010	0.07
	October 5, 2010	December 23, 2010	December 31, 2010	0.07
	January 11, 2011	January 21, 2011	January 31, 2011	0.07
	January 11, 2011	February 21, 2011	February 28, 2011	0.07
	January 11, 2011	March 21, 2011	March 31, 2011	0.07

		Six Months Ended March 31, 2011:		$0.42

Aggregate common distributions declared and paid for the six months ended March 31, 2012 and 2011 were each approximately $8.8 million, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the common distributions declared and paid for the fiscal year ended September 30, 2012 will be determined at year end and cannot be determined at this time. For the fiscal year ended September 30, 2011, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat a portion of the first common distribution paid in fiscal year 2012 as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition or results of operation.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amount recorded against the escrow amounts was $1.2 million and $0 as of March 31, 2012 and September 30, 2011, respectively, and is located in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

We have lines of credit and capital commitments with certain of our portfolio companies that have not been fully drawn or called. Since these commitments have expiration dates and we expect many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit and capital commitments with portfolio companies, we also extend certain guarantees on behalf of some of our portfolio companies during the normal course of business. In January 2012, we executed a guarantee for one of our Control investments, Viapack, to irrevocably and unconditionally guarantee payment and performance of Viapack’s obligations regarding purchase agreements and expenses to one of its vendors. This guarantee is limited to a maximum of $0.6 million and terminates within 30 days written notice not to extend further credit. As of September 30, 2011, we were not party to any signed guarantees.

We estimated the fair value of our unused line of credit commitments, uncalled capital commitment and guarantee as of March 31, 2012 and September 30, 2011 to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the dollar balances of unused line of credit commitments, uncalled capital commitment and guarantee as of March 31, 2012 and September 30, 2011:

	As of March 31, 2012	As of September 30, 2011
Unused line of credit commitments	$8,810	$12,990
Uncalled capital commitment	800	800
Guarantee	600	—

Total	$10,210	$13,790

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Per Common Share Data(A)
Net asset value at beginning of period	$9.90	$11.74	$10.16	$11.85

Net investment income(B)	0.25	0.21	0.45	0.43
Net realized loss on investments(B)	—	—	(0.39)	—
Net unrealized depreciation of investments(B)	(0.34)	(0.62)	(0.23)	(0.76)
Net unrealized depreciation of borrowings(B)	0.01	0.01	0.03	0.03
Distributions to common stockholders from net investment income(B)(C)	(0.21)	(0.21)	(0.42)	(0.42)
Repayment of principal on employee notes	0.01	0.05	0.02	0.05
Stock redemption for repayment on employee notes	(0.01)	—	(0.02)	—
Other, net(D)	0.01	—	0.02	—

Net asset value at end of period	$9.62	$11.18	$9.62	$11.18

Per common share market value at beginning of period	$7.63	$11.52	$6.86	$11.27
Per common share market value at end of period	8.11	11.31	8.11	11.31
Total return (E)	8.93%	1.86%	24.46%	4.12%
Common shares outstanding at end of period	21,000,160	21,039,242	21,000,160	21,039,242
Statement of Assets and Liabilities Data:
Net assets at end of period	$202,002	$235,215	$202,002	$235,215
Average net assets (F)	207,018	252,457	208,995	249,985
Senior Securities Data:
Borrowings under Credit Facility, at cost	65,800	33,200	65,800	33,200
Mandatorily redeemable preferred stock	38,497	—	38,497	—
Asset coverage ratio(G)(H)	292%	807%	292%	807%
Asset coverage per unit(H)	$2,922	$8,073	$2,922	$8,073
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(I)	11.41%	6.45%	10.77%	6.00%
Ratio of net expenses to average net assets-annualized(J)	11.17	6.29	10.22	5.87
Ratio of net investment income to average net assets-annualized	10.08	7.02	9.22	7.25

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(D)

Represents the impact of the different share amounts (weighted average shares outstanding during the period and shares outstanding at the end of the period) in the per share data calculations and rounding impacts.

(E)

Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.

(F)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.

(G)

As a BDC, we are generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments. Our mandatorily redeemable preferred stock is characterized as borrowings for the asset coverage ratio.

(H)

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

(I)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser to the base management and incentive fees and including income tax expense.
(J)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser to the base management and incentive fees and including income tax expense.

NOTE 12. SUBSEQUENT EVENTS

Distributions

In April 2012, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
April 20, 2012	April 30, 2012	$0.07	$0.1484375
May 18, 2012	May 31, 2012	0.07	0.1484375
June 20, 2012	June 29, 2012	0.07	0.1484375

Total for the Quarter		$0.21	$0.4453125

Investment Activity

Subsequent to March 31, 2012, we extended an aggregate amount of approximately $0.7 million to 4 existing portfolio companies in revolver draws and received scheduled repayments of $1.8 million from 16 portfolio companies.

Term Preferred Stock Listing

On May 1, 2012, we transferred our listing of Term Preferred Stock from the NYSE to NASDAQ. The new trading symbol on NASDAQ for the Term Preferred Stock is “GLADP.”

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

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Maryland on May 30, 2001. Our investment objective is to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, with a particular focus on senior notes, of established private businesses in the United States (“U.S.”) that are substantially owned by leveraged buyout funds, individual investors or are family-owned businesses. In addition, we may acquire existing loans that meet this profile from other funds. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Business Environment

While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions. If these conditions continue to persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. We do not know if market conditions will continue to improve or if adverse conditions will again intensify, and we do not know the full extent to which the economic downturn will affect us. If market instability persists or intensifies, we may experience continued difficulty in raising additional capital.

Despite the challenges during these uncertain economic times, in the six months ended March 31, 2012, we have been able to complete both a preferred stock public offering and a renewal of our $137.0 million line of credit (our “Credit Facility,” defined under “Recent Developments – Renewal of Credit Facility” below). In November 2011, we issued 1.5 million shares of term preferred stock (our “Term Preferred Stock,” defined under “Recent Developments – Term Preferred Stock Offering” below) for gross proceeds of $38.5 million. In addition, in January 2012 we closed on an amendment on our Credit Facility to extend its maturity until 2015. We discuss each of the foregoing in detail below under “Recent Developments”.

Market conditions have affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. On April 27, 2012, the closing market price of our common stock was $8.04, a 16.4% discount to our March 31, 2012 net asset value (“NAV”) per common share of $9.62. When our stock trades below NAV, as it has periodically traded over the last three years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 16, 2012, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our Credit Facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to procure external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning, generally, that for every dollar of debt, we must have two dollars of assets.

The continued unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of March 31, 2012, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may continue to be costly or difficult for us to access in the near term. However, we believe that our recent public offering of Term Preferred Stock and our three year renewal on our Credit Facility will increase our ability to make conservative investments in businesses that we believe will weather the current economic conditions and will be likely to produce attractive long-term returns for our stockholders.

Investment Highlights

During the six months ended March 31, 2012, we extended an aggregate of $10.1 million of investments to two new portfolio companies and an aggregate of $19.5 million of investments to existing portfolio companies through existing revolver draws, new term notes or additions to term notes and equity. Also, during the six months ended March 31, 2012, we sold three portfolio companies for aggregate proceeds of approximately $6.5 million, and we received scheduled and unscheduled contractual principal repayments of approximately $24.8 million from existing portfolio companies, including four early payoffs. Since our initial public offering in August 2001, we have made 311 different loans to, or investments in, 155 companies for a total of approximately $1.1 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the six months ended March 31, 2012, we executed the following transactions with certain of our portfolio companies:

Repayments and Exits:

•

During the six months ended March 31, 2012, borrowers made principal repayments totaling $24.8 million in the aggregate, consisting of $14.9 million of unscheduled early payoffs as well as $9.9 million in contractual amortization, revolver repayments and principal payments. Included in the principal payments were the net proceeds at par from early payoffs by Northern Contours, Inc. (“Northern Contours”) of $6.1 million, Global Materials Technology Inc. (“GMT”) of $2.4 million, RCS Management Holding Co. (“RCS”) of $4.4 million, and Ernest Health Inc. (“Ernest Health”) of $2.0 million. In relation to these exits, we received $1.1 million in success fees from GMT and $0.9 million in success fees from RCS.

•

In December 2011, we sold our investments in Newhall Holdings Inc. (“Newhall”) for net proceeds of $3.3 million, which resulted in a realized loss of $7.4 million recorded in the three months ended December 31, 2011.

Workouts:

•

Effective October 2011, we restructured Sunshine Media Holdings (“Sunshine”), by reducing the interest rates on its line of credit, senior term debt and LOT senior term debt to preserve Sunshine’s capital to further enable it to invest in new and existing initiatives. We have also invested $1.6 million in preferred equity and $2.1 million in line of credit draws to Sunshine during the six months ended March 31, 2012. We placed our investment in Sunshine’s LOT senior term debt on non-accrual status effective January 1, 2012.

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

•

Effective January 2012, we restructured our investment in Viapack, Inc. (“Viapack”) by reducing the interest rates on its line of credit, senior real estate term debt and senior term debt to preserve Viapack’s capital to enable it to invest in existing initiatives. We have also invested $1.8 million in line of credit draws to Viapack during the six months ended March 31, 2012. We placed our investment in Viapack’s LOT senior term debt on non-accrual status effective January 1, 2012.

Refer to Note 12—Subsequent Events in our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to March 31, 2012.

Recent Developments

Renewal of Credit Facility

On January 19, 2012, we entered into Amendment No. 3 to the fourth amended and restated credit agreement (the “Credit Facility”), through Gladstone Business Loan, LLC (“Business Loan”), to extend the maturity date of our $137.0 million line of credit from March 15, 2012 to January 18, 2015 (the “Maturity Date”). The interest rates remained unchanged. Our Credit Facility was arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent. Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded to a maximum of $237.0 million through the addition of other committed lenders to the facility. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 18, 2016 (one year after the Maturity Date). Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended September 30, 2012, 2013, 2014 and 2015. The interest rates on advances under our Credit Facility remained unchanged at 30-day London Interbank Offered Rate (“LIBOR”) subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our Credit Facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our Credit Facility is drawn less than 50%. We incurred fees of $1.4 million in January 2012 in connection with this amendment. All other terms of our Credit Facility remained substantially unchanged.

Term Preferred Stock Offering

In November 2011, we completed an offering of 1.5 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share under a shelf registration statement on Form N-2 (File No. 333-162592) and pursuant to a prospectus dated July 15, 2011, as supplemented by a final prospectus supplement dated October 28, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on October 31, 2011. Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us were approximately $36.3 million and were used to repay a portion of outstanding borrowings under our Credit Facility. Refer to Note 6—Mandatorily Redeemable Preferred Stock in our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further discussion of our Term Preferred Stock offering.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2012, to the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,954	$7,290	$1,664	22.8%
Other income	2,042	1,108	934	84.3

Total investment income	10,996	8,398	2,598	30.9

EXPENSES
Base management fee	1,538	1,365	173	12.7
Incentive fee	1,304	1,102	202	18.3
Administration fee	209	175	34	19.4
Interest expense	999	478	521	109.0
Dividend expense on mandatorily redeemable preferred stock	686	—	686	NM
Amortization of deferred financing fees	277	368	(91)	(24.7)
Professional fees	362	201	161	80.1
Other general and administrative expenses	528	383	145	37.9

Expenses before credits from Adviser	5,903	4,072	1,831	45.0
Credits to fees from Adviser	(123)	(102)	(21)	(20.6)

Total expenses net of credits	5,780	3,970	1,810	45.6

NET INVESTMENT INCOME	5,216	4,428	788	17.8

REALIZED AND UNREALIZED GAIN (LOSS):
Net realized gain on investments	37	5	32	640.0
Net unrealized depreciation of investments	(7,169)	(13,069)	5,900	45.1
Net unrealized depreciation of borrowings	313	255	58	22.7

Net loss from investments and borrowings	(6,819)	(12,809)	5,990	46.8

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,603)	$(8,381)	$6,778	80.9%

NM = Not Meaningful

Investment Income

Interest income from our investments in debt securities increased for the three months ended March 31, 2012 by 22.8%, as compared to the three months ended March 31, 2011, for several reasons, but primarily due to the increased investment activity during the second half of fiscal year 2011, partially offset by a decline in our weighted average yield when comparing the quarter ended March 31, 2012 to the prior year quarter. The increase in investment activity was primarily in syndicated investments, which increased from 12 investments as of March 31, 2011, to 24 investments as of March 31, 2012. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the quarter ended March 31, 2012 was $325.6 million, compared to $256.9 million for the prior year quarter. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended March 31, 2012 was 11.0%, compared to 11.3% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The decrease in the weighted average yield on our portfolio for the quarter ended March 31, 2012 resulted primarily from the purchase of syndicated loans, which generally bear lower interest rates than our existing proprietary debt investments and the restructuring of our debt investments in certain of our portfolio companies to lower interest rates. During the three months ended March 31, 2012, eight portfolio companies were either fully or partially on non-accrual, for an aggregate of $43.8 million at cost, or 12.1% of the aggregate cost of our debt investment portfolio, and during the prior year period, six portfolio companies were on non-accrual, for an aggregate of $30.4 million at cost, or 9.9% of the aggregate cost of our debt investment portfolio.

Other income for the three months ended March 31, 2012 consisted primarily of $1.1 million in success fees from the early payoff of GMT and $0.9 million in success fees from the early payoff of RCS. During the three months ended March 31, 2011, we received $0.6 million in a settlement related, in part, to US Healthcare Communications, Inc. (“US Healthcare”) and $0.5 million in success fees earned from our exit in Pinnacle Treatment Centers, Inc. (“Pinnacle”).

The following tables list the investment income from investments in our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2012		Three Months Ended March 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$27,392	9.5%	$801	7.3%
Westlake Hardware, Inc.	19,340	6.7	645	5.9
Midwest Metal Distribution, Inc.	17,870	6.2	559	5.1
Defiance Integrated Technologies, Inc.	16,041	5.6	204	1.8
CMI Acquisition, LLC	14,194	4.9	507	4.6

Subtotal—five largest investments	94,837	32.9	2,716	24.7
Other portfolio companies	193,330	67.1	8,217	74.7
Other non-portfolio company revenue	—	—	63	0.6

Total investment portfolio	$288,167	100.0%	$10,996	100.0%

	As of March 31, 2011		Three Months Ended March 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,699	10.0%	$770	9.2%
Westlake Hardware, Inc.	19,570	7.6	638	7.6
Midwest Metal Distribution, Inc.	16,179	6.3	553	6.6
Defiance Integrated Technologies, Inc.	13,680	5.3	225	2.7
Sunshine Media Holdings	13,161	5.1	637	7.6

Subtotal—five largest investments	88,289	34.3	2,823	33.7
Other portfolio companies	168,824	65.7	5,453	64.9
Other non-portfolio company revenue	—	—	122	1.4

Total investment portfolio	$257,113	100.0%	$8,398	100.0%

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, increased for the three months ended March 31, 2012 by 45.6%, as compared to the prior year period. This increase was primarily due to an increase in interest expense on our Credit Facility and the distributions on our Term Preferred Stock during the quarter ended March 31, 2012.

Interest expense increased for the three months ended March 31, 2012, as compared to the prior year period, primarily due to increased borrowings under our Credit Facility to facilitate our increased investment activity during the three months ended March 31, 2012, as compared to the prior year period. The weighted average balance outstanding on our Credit Facility during the quarter ended March 31, 2012 was approximately $62.0 million, as compared to $14.5 million in the prior year period, an increase of 328.8%.

During the three months ended March 31, 2012, we paid $0.7 million of dividends on our Term Preferred Stock. We classify these dividends as dividend expense on our Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the three months ended March 31, 2011, as our Term Preferred Stock offering occurred in November 2011.

The base management fee increased for the three months ended March 31, 2012, as compared to the prior year period, primarily due to the greater amount of total assets subject to the base management fee that we held, resulting from a net increase in investment production. An incentive fee was earned by the Adviser during the three months ended March 31, 2012, due primarily to increased investment income.

The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2012	2011
Average total assets subject to base management fee(A)	$307,600	$273,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Gross base management fee(B)	$1,538	$1,365
Reduction for loan servicing fees	(864)	(757)

Base management fee	674	608

Credit for fees received by Adviser from the portfolio companies	(5)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(118)	(81)

Net base management fee	$551	$527

Incentive fee(B)	1,304	1,102
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(21)

Net incentive fee	$1,304	$1,081

Credit for fees received by Adviser from the portfolio companies	(5)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(118)	(81)
Incentive fee credit	—	(21)

Credit to base management and incentive fees from Adviser(B)	$(123)	$(102)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our Condensed Consolidated Statements of Operations.

Professional expenses increased for the three months ended March 31, 2012, as compared to the period year period, due to an increase in audit and legal expenses.

Realized and Unrealized Gains (Losses) on Investments

Net Realized Gain

For the three months ended March 31, 2012, we recorded a realized gain on investments of $37 primarily due to a realized gain from an unamortized discount on the early payoff of Ernest Health, Inc.. There were $5 in net realized gains for the three months ended March 31, 2011, primarily due to realized gains from unamortized discounts on exits during the quarter, partially offset by realized losses in connection with workout expenditures on Sunshine.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended March 31, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $7.2 million. Over our entire portfolio, the net unrealized depreciation is comprised of approximately $6.6 million on our debt investments and approximately $0.6 million on our equity investments for the three months ended March 31, 2012.

During the prior year period ended March 31, 2011, we recorded net unrealized depreciation of investments in the aggregate amount of $13.1 million. Over our entire portfolio, the net unrealized depreciation consisted of approximately $12.9 million on our debt investments and approximately $0.2 million on our equity investments for the three months ended March 31, 2011.

The realized gains and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31, 2012
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Legend Communications of Wyoming, LLC	$—	$320	$110	$430
North American Aircraft Services, LLC	—	329	—	329
RCS Management Holding Co.	—	—	306	306
WP Evenflo Group Holdings, Inc.	—	299	—	299
International Junior Golf Training Acquisition Company	—	(408)	—	(408)
LocalTel, LLC	—	(428)	—	(428)
Precision Acquisition Group Holdings, Inc.	—	(482)	—	(482)
Viapack, Inc.	—	(522)	—	(522)
Lindmark Acquisition, LLC	—	(556)	—	(556)
Saunders & Associates	—	(816)	—	(816)
Sunburst Media – Louisiana, LLC	—	(900)	—	(900)
BAS Broadcasting	—	(1,120)	—	(1,120)
GFRC Holdings, LLC	—	(1,157)	—	(1,157)
Sunshine Media Holdings	—	(2,379)	—	(2,379)
Other, net (<$250)	37	193	42	272

Total:	$37	$(7,627)	$458	$(7,132)

The largest drivers of our net unrealized depreciation for the three months ended March 31, 2012, were the unrealized depreciation on Sunshine of $2.4 million, GFRC Holdings, LLC of $1.2 million and BAS Broadcasting of $1.1 million, which were all due to a continued decline in these portfolio companies’ financial and operational performance.

The realized (losses) gains and net unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2011, were as follows:

	Three Months Ended March 31, 2011
Portfolio Company	Realized (Loss) Gain	Net Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Defiance Integrated Technologies, Inc.	$—	$1,003	$—	$1,003
Midwest Metal Distribution, Inc.	—	364	—	364
Kansas Cable Holdings, Inc. (formerly known as SCI Cable, Inc.)	—	(316)	—	(316)
Reliable Biopharmaceutical Holdings, Inc.	—	(346)	6	(340)
LocalTel, LLC	—	(361)	—	(361)
International Junior Golf Training Acquisition Company	—	(408)	—	(408)
Legend Communications of Wyoming, LLC	—	(434)	—	(434)
Heartland Communications Group	—	(598)	—	(598)
GFRC Holdings, LLC	—	(810)	—	(810)
Lindmark Acquisition, LLC	—	(1,410)	—	(1,410)
Sunshine Media Holdings	(156)	(9,790)	—	(9,946)
Other, net (<$250)	161	247	(216)	192

Total:	$5	$(12,859)	$(210)	$(13,064)

The primary driver in our net unrealized depreciation for the quarter ended March 31, 2011, was the notable depreciation in Sunshine of $9.8 million, which was primarily due to diminished portfolio company financial and operational performance and the restructure. During the quarter ended March 31, 2011, as part of the Sunshine restructure, we acquired a controlling equity position, restructured certain of the debt terms, and infused additional equity capital in the form of preferred equity.

At March 31, 2012, the fair value of our investment portfolio was less than its cost basis by approximately $84.8 million, and our entire investment portfolio was valued at 77.3% of cost, as compared to cumulative net unrealized depreciation of $77.6 million and a valuation of our entire portfolio at 79.1% of cost at December 31, 2011. This represents net unrealized depreciation of $7.2 million for the three months ended March 31, 2012.

We believe that our aggregate investment portfolio was valued at a depreciated value as of March 31, 2012, due primarily to the general instability of the loan markets and lingering effects of the recent recession on the performances of certain of our portfolio companies. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to common stockholders.

Net Unrealized Depreciation of Borrowings

Net unrealized depreciation of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. As the renewal of the Credit Facility occurred during the three months ended March 31, 2012, cost was determined to approximate fair value; thus the cumulative net unrealized appreciation of our Credit Facility of $0.3 million as of December 31, 2011 was reversed during the quarter ended March 31, 2012. The Credit Facility was fair valued at $65.8 million and $100.0 million as of March 31, 2012 and September 30, 2011, respectively.

Net Decrease in Net Assets Resulting from Operations

For the three months ended March 31, 2012, we realized a net decrease in net assets resulting from operations of $1.6 million as a result of the factors discussed above. For the three months ended March 31, 2011, we realized a net decrease in net assets resulting from operations of $8.4 million. Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the three months ended March 31, 2012 and 2011 were $0.08 and $0.40, respectively.

Comparison of the Six Months Ended March 31, 2012, to the Six Months Ended March 31, 2011

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$18,275	$15,135	$3,140	20.7%
Other income	2,042	1,270	772	60.8

Total investment income	20,317	16,405	3,912	23.8

EXPENSES
Base management fee	3,094	2,712	382	14.1
Incentive fee	2,339	2,261	78	3.4
Administration fee	404	361	43	11.9
Interest expense	2,138	358	1,780	497.2
Dividend expense on mandatorily redeemable preferred stock	1,120	—	1,120	NM
Amortization of deferred financing fees	734	664	70	10.5
Professional fees	655	534	121	22.7
Other general and administrative expenses	773	603	170	28.2

Expenses before credits from Adviser	11,257	7,493	3,764	50.2
Credits to fees from Adviser	(574)	(154)	(420)	(272.7)

Total expenses net of credits	10,683	7,339	3,344	45.6

NET INVESTMENT INCOME	9,634	9,066	568	6.3

REALIZED AND UNREALIZED (LOSS) GAIN:
Net realized (loss) gain on investments	(8,212)	5	(8,217)	NM
Net unrealized depreciation of investments	(4,926)	(16,014)	11,088	69.2
Net unrealized depreciation of borrowings	612	693	(81)	(11.7)

Net loss from investments and borrowings	(12,526)	(15,316)	2,790	18.2

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,892)	$(6,250)	$3,358	53.7%

NM = Not Meaningful

Investment Income

Interest income from our investments in debt securities increased for the six months ended March 31, 2012 by 20.7%, as compared to the six months ended March 31, 2011, for several reasons, but primarily due to the increased investment activity during the second half of fiscal year 2011, partially offset by a decline in our weighted average yield when comparing the six months ended March 31, 2012 to the prior year period. The increase in investment activity was primarily in the syndicated investments, which increased from 12 investments as of March 31, 2011 to 24 investments as of March 31, 2012. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended March 31, 2012 was $331.5 million, compared to $262.7 million for the prior year period. The annualized weighted average yield on our interest-bearing investment portfolio for the six months ended March 31, 2012 was 10.9%, compared to 11.4% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The decrease in the weighted average yield on our portfolio for the six months ended March 31, 2012 resulted primarily from the restructuring of our debt investments in certain of our portfolio companies to lower interest rates and additionally the purchase of syndicated loans, which generally bear lower interest rates than our existing proprietary debt investments. During the six months ended March 31, 2012, eight portfolio companies were either fully or partially on non-accrual, for an aggregate of $43.8 million at cost, or 12.1% of the aggregate cost of our debt investment portfolio, and during the prior year period, six investments were on non-accrual, for an aggregate of $30.4 million at cost, or 9.9% of the aggregate cost of our debt investment portfolio.

Other income for the six months ended March 31, 2012 consisted primarily of $1.1 million in success fees from the early payoff of GMT and $0.9 million in success fees from the early payoff of RCS. During the six months ended March 31, 2011, we received $0.6 million in a settlement related, in part, to U.S. Healthcare and success fees in aggregate of $0.6 million earned from our exits in Pinnacle and Interfilm Holdings, Inc. (“Interfilm”).

The following tables list the investment income from investments in our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2012		Six Months Ended March 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$27,392	9.5%	$1,586	7.8%
Westlake Hardware, Inc.	19,340	6.7	1,296	6.4
Midwest Metal Distribution, Inc.	17,870	6.2	1,124	5.5
Defiance Integrated Technologies, Inc.	16,041	5.6	413	2.0
CMI Acquisition, LLC	14,194	4.9	1,000	4.9

Subtotal—five largest investments	94,837	32.9	5,419	26.6
Other portfolio companies	193,330	67.1	14,762	72.7
Other non-portfolio company revenue	—	—	136	0.7

Total investment portfolio	$288,167	100.0%	$20,317	100.0%

	As of March 31, 2011		Six Months Ended March 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,699	10.0%	$1,524	9.3%
Westlake Hardware, Inc.	19,570	7.6	1,289	7.8
Midwest Metal Distribution, Inc.	16,179	6.3	1,118	6.8
Defiance Integrated Technologies, Inc.	13,680	5.3	457	2.8
Sunshine Media Holdings	13,161	5.1	1,509	9.2

Subtotal—five largest investments	88,289	34.3	5,897	35.9
Other portfolio companies	168,824	65.7	10,264	62.6
Other non-portfolio company revenue	—	—	244	1.5

Total investment portfolio	$257,113	100.0%	$16,405	100.0%

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, increased for the six months ended March 31, 2012 by 45.6%, as compared to the prior year period. This increase was primarily due to an increase in interest expense on our Credit Facility and the distributions on our Term Preferred Stock for the six months ended March 31, 2012.

Interest expense increased for the six months ended March 31, 2012, as compared to the prior year period, due primarily to increased borrowings under our Credit Facility to facilitate the increased investment activity during the six months ended March 31, 2012, as compared to the prior year period. The weighted average balance outstanding on our Credit Facility during the six months ended March 31, 2012 was approximately $68.2 million, as compared to $17.2 million in the prior year period, an increase of 296.5%.

During the six months ended March 31, 2012, we paid $1.1 million of dividends on our Term Preferred Stock. We classify these dividends as dividend expense on our Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the six months ended March 31, 2011, as our Term Preferred Stock offering occurred in November 2011.

The base management fee increased for the six months ended March 31, 2012, as compared to the prior year period, primarily due to the greater amount of total assets subject to the base management fee that we held resulting from a net increase in investment production. Due to increased syndicated loan holdings, there was an increase in the fee reduction for the voluntary, irrevocable waiver of the 2.0% fee on senior syndicated loans to 0.5% per annum, when compared to the prior year period. An incentive fee of $2.3 million was earned by the Adviser during the six months ended March 31, 2012 and 2011, respectively. However, during the six month period ended March 31, 2012, the incentive fee was partially waived by the Adviser to ensure distributions to common stockholders are covered entirely by net investment income.

The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2012	2011
Average total assets subject to base management fee(A)	$309,400	$271,200
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Gross base management fee(B)	$3,094	$2,712
Reduction for loan servicing fees	(1,823)	(1,599)

Base management fee	1,271	1,113

Credit for fees received by Adviser from the portfolio companies	(53)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(243)	(133)

Net base management fee	$975	$980

Incentive fee(B)	2,339	2,261
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(278)	(21)

Net incentive fee	$2,061	$2,240

Credit for fees received by Adviser from the portfolio companies	(53)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(243)	(133)
Incentive fee credit	(278)	(21)

Credit to base management and incentive fees from Adviser (B)	$(574)	$(154)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash and cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and appropriately adjusted for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our Condensed Consolidated Statements of Operations.

Realized and Unrealized Gains (Losses) on Investments

Net Realized (Loss) Gain

For the six months ended March 31, 2012, we recorded a net realized loss on investments of $8.2 million, which primarily consisted of a realized loss of $1.0 million due to the restructure of KMBQ and a realized loss of $7.4 million related to the sale of Newhall, partially offset by $0.2 million of realized gains upon our receipt of escrowed proceeds in connection with our exit in fiscal year 2010 of our investment in ACE Expeditors, Inc. There were $5 in net realized gains for the six months ended March 31, 2011 primarily due to realized gains from unamortized discounts on exits during the quarter, partially offset by realized losses in connection with workout expenditures on Sunshine.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the six months ended March 31, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $4.9 million, which included the reversal of $12.0 million in aggregate unrealized depreciation related to the sale of Newhall, payoff of Northern Contours and restructure of KMBQ. Excluding reversals, we had $16.9 million in net unrealized depreciation for the six months ended March 31, 2012. Excluding reversals of $12.0 million, over our entire investment portfolio, we recorded approximately $17.1 million of net unrealized depreciation on our debt investments, while recording approximately $0.2 million of net unrealized appreciation on our equity investments for the six months ended March 31, 2012.

During the six months ended March 31, 2011, we recorded net unrealized depreciation of investments in the aggregate amount of $16.0 million. Over our entire investment portfolio, we recorded approximately $18.5 million of net unrealized depreciation on our debt investments, while our equity investments experienced net unrealized appreciation of approximately $0.2 million for the six months ended March 31, 2011.

The realized (losses) gains and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2012 were as follows:

	Six Months Ended March 31, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,356)	$—	$9,978	$2,622
Defiance Integrated Technologies, Inc.	—	1,161	—	1,161
Midwest Metal Distribution, Inc.	—	681	—	681
Northern Contours, Inc.	—	—	444	444
Global Materials Technologies, Inc.	—	422	—	422
WP Evenflo Group Holdings, Inc.	—	345	—	345
Keypoint Government Solutions, Inc	—	275	—	275
KMBQ Corporation	(1,044)	—	1,135	91
Kansas Cable Holdings, Inc.	—	(417)	—	(417)
LocalTel, LLC	—	(544)	—	(544)
Saunders & Associates	—	(861)	—	(861)
Lindmark Acquisition, LLC	—	(974)	—	(974)
International Junior Golf Training Acquisition Company	—	(1,015)	—	(1,015)
Precision Acquisition Group Holdings, Inc.	—	(1,033)	—	(1,033)
Sunburst Media – Louisiana, LLC	—	(1,462)	—	(1,462)
Viapack, Inc.	—	(1,701)	—	(1,701)
BAS Broadcasting	—	(2,128)	—	(2,128)
GFRC Holdings, LLC	—	(3,408)	—	(3,408)
Sunshine Media Holdings	—	(6,394)	—	(6,394)
Other, net (<$250)	188	112	458	607

Total:	$(8,212)	$(16,941)	$12,015	$(13,289)

The largest drivers of our net unrealized depreciation for the six months ended March 31, 2012, were the unrealized depreciation in Sunshine of $6.4 million, GFRC Holdings, LLC of $3.4 million and BAS Broadcasting of $2.1 million, which were all due to a continued diminished portfolio company financial and operational performance.

The realized (losses) gains and net unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2011, were as follows:

	Six Months Ended March 31, 2011
Portfolio Company	Realized (Loss) Gain	Net Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Defiance Integrated Technologies, Inc.	$—	$3,972	$—	$3,972
Puerto Rico Cable Acquisition Company, Inc.	(16)	—	732	716
Midwest Metal Distribution, Inc.	—	636	—	636
WP Evenflo Group Holdings, Inc.	—	333	—	333
Access Television Network, Inc.	—	(305)	—	(305)
LocalTel, LLC	—	(374)	—	(374)
International Junior Golf Training Acquisition Company	—	(479)	—	(479)
Kansas Cable Holdings, Inc. (formerly known as SCI Cable, Inc.)	—	(533)	—	(533)
Legend Communications of Wyoming LLC	—	(582)	—	(582)
Heartland Communications Group	—	(654)	—	(654)
GFRC Holdings, LLC	—	(1,216)	—	(1,216)
Lindmark Acquisition, LLC	—	(2,461)	—	(2,461)
Sunshine Media Holdings	(156)	(15,240)	—	(15,396)
Other, net (<$250)	177	596	(439)	334

Total:	$5	$(16,307)	$293	$(16,009)

The primary driver of our net unrealized depreciation for the six months ended March 31, 2011, was the notable depreciation in Sunshine, which was primarily due to continued diminished portfolio company financial and operational performance and the restructure. During the quarter ended March 31, 2011, as part of the Sunshine restructure, we acquired a controlling equity position, restructured certain of the debt terms, and infused additional equity capital in the form of preferred equity.

At March 31, 2012, the fair value of our investment portfolio was less than its cost basis by approximately $84.8 million, and our entire investment portfolio was valued at 77.3% of cost, as compared to cumulative net unrealized depreciation of $79.9 million, and a valuation of our entire portfolio at 79.1% of cost, at September 30, 2011, representing net unrealized depreciation of $4.9 million for the six months ended March 31, 2012.

We believe that our aggregate investment portfolio was valued at a depreciated value as of March 31, 2012, due primarily to the general instability of the loan markets and lingering effects of the recent recession on the performances of certain of our portfolio companies. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation of Borrowings

Net unrealized depreciation of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. As the renewal of our Credit Facility occurred during the three months ended March 31, 2012, cost was determined to approximate fair value; thus the cumulative net unrealized appreciation of our Credit Facility of $0.3 million as of December 31, 2011 was reversed during the quarter ended March 31, 2012. The Credit Facility was fair valued at $65.8 million and $100.0 million as of March 31, 2012 and September 30, 2011, respectively.

Net Decrease in Net Assets Resulting from Operations

For the six months ended March 31, 2012, we realized a net decrease in net assets resulting from operations of $2.9 million as a result of the factors discussed above. For the six months ended March 31, 2011, we realized a net decrease in net assets resulting from operations of $6.3 million. Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the six months ended March 31, 2012 and 2011 were $0.14 and $0.30, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2012 was $8.5 million, as compared to net cash used in operating activities of $6.7 million for the six months ended March 31, 2011. The increase was primarily due to the decrease in purchases of investments and the increase in sales proceeds, which were offset by the decrease in principal payments in the six months ended March 31, 2012. Despite a net decrease in investment activity during the six months ended March 31, 2012, our portfolio size is larger due to originations in the second half of fiscal year 2011, which increased our interest income during the six months ended March 31, 2012. The majority of cash from operating activities is generated from the interest payments on debt securities that we receive from our portfolio companies. We utilize this cash to primarily fund new investments, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, and other operating expenses.

At March 31, 2012, we had investments in equity of, loans to, or syndicated participations in, 55 private companies with an aggregate cost basis of approximately $373.0 million. At March 31, 2011, we had investments in equity of, loans to, or syndicated participations in, 45 private companies with an aggregate cost basis of approximately $314.2 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2012 and 2011 at fair value:

	Six Months Ended March 31,
	2012	2011
Beginning investment portfolio at fair value	$302,947	$257,109
New investments	10,090	44,203
Disbursements to existing portfolio companies	19,519	8,220
Principal repayments (including repayment of PIK)	(24,760)	(35,227)
Proceeds from sales	(6,459)	(777)
Increase in investment balance due to PIK	—	8
Increase in investment balance due to transferred interest	—	204
Net unrealized depreciation	(16,941)	(16,307)
Reversal of prior period depreciation on realization	12,015	293
Net realized (loss) gain	(8,363)	163
Amortization of premiums and discounts	119	(776)

Ending investment portfolio at fair value	$288,167	$257,113

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2012.

		Amount
For the remaining six months ending September 30:	2012	$30,816
For the fiscal year ending September 30:	2013	106,242
	2014	51,190
	2015	31,517
	2016	75,867
	Thereafter	67,925

	Total contractual repayments	$363,557
	Investments in equity securities	10,784
	Adjustments to cost basis on debt securities	(1,381)

	Total cost basis of investments held at March 31, 2012:	$372,960

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2012 was $7.5 million and consisted primarily of net repayments on the Credit Facility of $33.6 million, distributions to common stockholders of $8.8 million and $3.6 million of deferred financing fees related to our Term Preferred Stock offering in November 2011 of $2.2 million and the renewal of our Credit Facility in January 2012 of $1.4 million. These financing activities were partially offset by proceeds from the issuance of Term Preferred Stock of $38.5 million during this six month period. Net cash provided by financing activities for the six months ended March 31, 2011 was $7.9 million and consisted primarily of net borrowings from the Credit Facility of $16.4 million, partially offset by distributions to stockholders of $8.8 million.

Distributions

To qualify as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the six months from October 2011 through March 2012. In April 2012, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May and June 2012. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the fiscal year ended September 30, 2011, which includes the six months ended March 31, 2011, our distributions to common stockholders totaled approximately $17.7 million. Distributions to common stockholders declared for the fiscal year ended September 30, 2011 were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending September 30, 2012 will be determined at year end and cannot be determined at this time.

We also declared and paid monthly cash distributions of $0.13359375 per share of Term Preferred Stock for a prorated portion of November and $0.1484375 per share of Term Preferred Stock for each of the four months from December 2011 through March 2012. In April 2012, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of April, May and June 2012. In accordance with accounting principles generally accepted in the U.S. (“GAAP”) purposes, we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

On October 20, 2009, we filed a registration statement (the “Registration Statement”) on Form N-2 (File No. 333-162592) that was amended on December 9, 2009, and which the SEC declared effective on January 28, 2010. A post-effective amendment thereto was declared effective by the SEC on July 15, 2011. We filed another post-effective amendment to the Registration Statement on March 6, 2012, which has not yet been declared effective. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. To date, under the Registration Statement, we have issued $38.5 million in Term Preferred Stock and have entered into an agreement described in greater detail below, to potentially issue up to 2.0 million shares of common stock from time to time in the future.

On October 31, 2011, pursuant to the terms of our articles of incorporation, as amended, our Board of Directors approved reclassifying 4.0 million shares from common stock to preferred stock.

Common Stock

On May 17, 2010, we entered into an equity distribution agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which we may, from time to time, issue and sell through the Agent, as sales agent, up to 2.0 million shares (the “Shares”) of our common stock, par value $0.001 per share, based upon instructions from us (including, at a minimum, the number of Shares to be offered, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made). Sales of Shares through the Agent, if any, will be executed by means of either ordinary brokers’ transactions on the NASDAQ Global Select Market (“NASDAQ”) in accordance with Rule 153 under the Securities Act of 1933, as amended, or such other sales of the Shares as shall be agreed by us and the Agent. The compensation payable to the Agent for sales of Shares with respect to which the Agent acts as sales agent shall be equal to 2.0% of the gross sales price of the Shares sold pursuant to the Agreement. To date, we have not issued any Shares pursuant to this Agreement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per common share, as it has periodically traded over the last three years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of March 31, 2012, our NAV per common share was $9.62 and as of April 27, 2012 our closing market price was $8.04 per share. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of the regulatory debt to equity ratio limits.

At our Annual Meeting of Stockholders held on February 16, 2012, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per common share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008 and have never issued common stock below NAV per common share.

Term Preferred Stock

Pursuant to our Registration Statement, in November 2011, we completed an offering of 1.5 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us were approximately $36.3 million and were used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.2 million in total offering costs related to these transactions, which have been recorded as an asset in accordance with GAAP and amortized over the redemption period ending December 31, 2016.

The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. The Term Preferred Stock has a preference over our common stock with respect to these dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the Term Preferred Stock have been paid in full. In addition, there are two other potential redemption triggers for the Term Preferred Stock: (1) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger; and (2) at our sole option, at any time on or after December 31, 2012.

The Term Preferred Stock has been recorded as a liability in accordance with GAAP and as such affects our asset coverage, exposing us to additional leverage risks. In addition, the Term Preferred Stock is not convertible into our common stock or any other security.

On May 1, 2012, we transferred the listing of our Term Preferred Stock from the NYSE to NASDAQ. The new trading symbol on NASDAQ for the Term Preferred Stock is “GLADP.”

Revolving Credit Facility

On January 19, 2012, we, through Business Loan, entered into Amendment No. 3 to our Credit Facility, to extend the maturity date of our $137.0 million revolving line of credit from March 15, 2012 to January 18, 2015 (the “Maturity Date”). Our Credit Facility was arranged by Keybank as administrative agent and BB&T and ING also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded to a maximum of $237.0 million through the addition of other committed lenders thereto. The interest rates remained unchanged with advances under our Credit Facility generally bearing interest at a 30-day LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 18, 2015, all principal and interest will be due and payable on or before January 18, 2016 (one year thereafter). All other terms of our Credit Facility remained substantially unchanged.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Keybank as custodian. Keybank, who also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending September 30, 2012, 2013, 2014, and 2015. Business Loan is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, distribution payout, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2002, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. The facility requires a minimum of 20 obligors in the borrowing base and as of March 31, 2012, Business Loan had 37 obligors. As of March 31, 2012, we were in compliance with all of the facility covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit and capital commitments with certain of our portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates and we expect many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit and capital commitments with our portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some our portfolio companies. As of March 31, 2012, we had one guarantee outstanding to Viapack up to $0.6 million. As of March 31, 2012, we have not been required to make any payments on this guarantee and we consider the credit risks to be remote and the fair value of the guarantee to be minimal. As of September 30, 2011, we were not party to any signed guarantees.

We estimate the fair value of our unused line of credit commitments, uncalled capital commitment, and guarantee as of March 31, 2012 to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table shows our contractual obligations as of March 31, 2012 at cost:

	Principal Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility (B)	$—	$65,800	$—	$—	$65,800
Term Preferred Stock, $0.001 par value, $25 liquidation preference; 4,000,000 authorized and 1,539,882 shares issued and outstanding	—	—	38,497	—	38,497

Total	$—	$65,800	$38,497	$—	$104,297

(A)	Excludes our unused line of credit commitments, uncalled capital commitments and guarantee to our portfolio companies in an aggregate amount of $10.2 million.
(B)	Principal balance of borrowings under our Credit Facility, based on the current contractual maturity due to the revolving nature of the facility.

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

General Valuation Policy: We value our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, we value securities for which market quotations are readily available and reliable at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors. Such determination of fair values may involve subjective judgments and estimates

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

As of March 31, 2012 and September 30, 2011, all of our investments were valued using Level 3 inputs. See Note 3–Investments in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price (which are non-binding). In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable. In general, if we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

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

As of March 31, 2012 and September 30, 2011, we determined that the indicative bid prices were reliable indicators of fair value for our syndicated investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation and may decline to make requested evaluations for any reason, at its sole discretion. Quarterly, we collect data with respect to the investments (which includes portfolio company financial and operational performance and the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder). This portfolio company data is then forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once we have estimated the TEV of the issuer, we will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(3)

Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”), we have defined our “unit of account” at the investment level (either debt or equity) and as such determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(4)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: We generally value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund.

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

Company’s System	First NRSRO	Second NRSRO	Our Description(A)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss upon Default (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(A)

The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest and principal is no longer collectable. At March 31, 2012, eight portfolio companies were either fully or partially on non-accrual with an aggregate cost basis of approximately $43.8 million, or 12.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $4.6 million, or 1.7% of the fair value of all debt investments in our portfolio. At September 30, 2011, eight portfolio companies were on non-accrual with an aggregate cost basis of approximately $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.3 million, or 1.8% of the fair value of all debt investments in our portfolio. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2012 and September 30, 2011, representing approximately 73.9% and 75.7%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2012	2011
Highest	10	9.0
Average	5.8	5.5
Weighted Average	5.5	5.3
Lowest	1.0	1.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at March 31, 2012 and September 30, 2011, representing approximately 16.7% and 19.1%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2012	2011
Highest	B+/B1	B+/B1
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	NR/Caa1	NR/Caa2

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. At March 31, 2012 and September 30, 2011, these loans represented 9.4% and 5.2%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2012	2011
Highest	7.0	7.0
Average	5.0	5.0
Weighted Average	4.9	5.0
Lowest	4.0	4.0

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

We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt. However, starting January 1, 2011, the tax characterization of the success fee amount was and will continue to be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At March 31, 2012, eight portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of $43.8 million, or 12.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $4.6 million, or 1.7% of the fair value of all debt investments in our portfolio. At September 30, 2011, eight portfolio companies were on non-accrual with an aggregate debt cost basis of $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $5.3 million, or 1.8% of the fair value of all debt investments in our portfolio.

As of March 31, 2012 and September 30, 2011, we had 27 original issue discount (“OID”) loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $74 and $0.2 million for the three and six months ended March 31, 2012, respectively, as compared to $29 and $53 for the three and six months ended March 31, 2011. The unamortized balance of OID investments as of March 31, 2012 and September 30, 2011 totaled $1.4 million and $1.5 million, respectively.

As of March 31, 2012 and September 30, 2011, we had no investments that bore PIK interest. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $0 for the three and six months ended March 31, 2012, respectively, as compared to $4 and $8 for the three and six months ended March, 31, 2011, respectively.

We also transfers past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. We transferred past due interest to the principal balance of $0 for both the three and six months ended March 31, 2012, as compared to $0.2 million for both the three and six months ended March 31, 2011, respectively.

Other Income Recognition

We record success fees upon receipt. Success fees are typically contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $2.0 million of success fess during the six months ended March 31, 2012, which resulted from our exits of GMT and RCS. We recorded $0.6 million of success fees during the six months ended March 31, 2011, which resulted from our exits of Pinnacle and Interfilm.

Recent Accounting Pronouncements

See Note 2–Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description and our application of recent accounting pronouncements. Our adoption of these recent accounting pronouncements did not have a material effect on our financial position or results of operations.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% made at variable rates. As of March 31, 2012, our portfolio consisted of the following at cost:

87.6%	variable rates with a floor
6.0%	variable rates without a floor or ceiling
6.4%	fixed rates

100.0%	total

All of our variable-rate loans have rates associated with either the current LIBOR or prime rate.

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2012 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the SEC on November 14, 2011.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our capital stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed by us with the SEC on November 14, 2011, as well as the “Risk Factors” of our Post-Effective Amendment No. 6 to our Registration Statement on Form N-2 (No. 333-162592), as filed with the SEC on March 6, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides detail about our share repurchases during the three months ended March 31, 2012:

	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2012	19,082	$9.30	—	—

February 1 – February 29, 2012	—	—	—	—

March 1 – March 31, 2012	—	—	—	—

Total share repurchases	19,082	$9.30	—	—

(A)

Amounts represent shares redeemed from an employee of the Adviser pursuant to the terms of an amended and restated redemption agreement. For additional information regarding this redemption, see Note 7—Common Stock in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ David Watson
David Watson
Chief Financial Officer and Treasurer

Date: May 1, 2012

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.5	Third amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.6	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

10.1	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of January 19, 2012, by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 814-00237), filed January 24, 2012.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.