Form 10-Q
period 2012-06-30
GLADSTONE CAPITAL CORP
filed 2012-08-01
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of July 31, 2012 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2012	September 30, 2011
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $293,579 and $288,266, respectively)	$260,757	$257,302
Control investments (Cost of $100,923 and $94,549, respectively)	37,830	45,645

Total investments at fair value (Cost of $394,502 and $382,815, respectively)	298,587	302,947
Cash	9,327	6,732
Restricted cash	1,175	—
Interest receivable – investments in debt securities	2,871	3,066
Interest receivable – employees(A)	62	—
Due from custodian	5,410	2,547
Deferred financing fees	3,212	650
Other assets	1,062	1,682

TOTAL ASSETS	$321,706	$317,624

LIABILITIES
Borrowings at fair value (Cost of $87,300 and $99,400, respectively)	$91,777	$100,012
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 and no shares authorized; 1,539,882 and no shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	38,497	—
Accounts payable and accrued expenses	339	513
Interest payable	225	289
Fees due to Adviser(A)	1,726	1,760
Fee due to Administrator(A)	175	194
Other liabilities	1,954	1,135

TOTAL LIABILITIES	$134,693	$103,903

Commitments and contingencies(B)
NET ASSETS	$187,013	$213,721

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 and 50,000,000 shares authorized; 21,000,160 and 21,039,242 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	$21	$21
Capital in excess of par value	326,580	326,913
Notes receivable from employees(A)	(3,519)	(3,858)
Cumulative net unrealized depreciation of investments	(95,915)	(79,867)
Cumulative net unrealized appreciation of borrowings	(4,477)	(612)
Net investment income in excess of distributions	108	108
Accumulated net realized losses	(35,785)	(28,984)

TOTAL NET ASSETS	$187,013	$213,721

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$8.91	$10.16

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$8,093	$7,028	$23,822	$19,722
Control investments	827	1,406	3,236	3,604
Cash	1	—	7	1
Notes receivable from employees(A)	62	102	192	346

Total interest income	8,983	8,536	27,257	23,673
Other income
Non-Control/Non-Affiliate investments	978	444	3,020	1,089
Control investments	—	—	—	625

Total other income	978	444	3,020	1,714

Total investment income	9,961	8,980	30,277	25,387

EXPENSES
Base management fee(A)	1,561	1,451	4,655	4,164
Incentive fee(A)	1,217	1,133	3,556	3,395
Administration fee(A)	175	174	579	535
Interest expense on borrowings	1,167	958	3,305	1,316
Dividend expense on mandatorily redeemable preferred stock	686	—	1,806	—
Amortization of deferred financing fees	252	368	987	1,032
Professional fees	135	360	790	894
Other general and administrative expenses	281	196	1,054	799

Expenses before credits from Adviser	5,474	4,640	16,732	12,135
Credits to fees from Adviser(A)	(382)	(194)	(956)	(348)

Total expenses net of credits	5,092	4,446	15,776	11,787

NET INVESTMENT INCOME	4,869	4,534	14,501	13,600

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	150	—	(8,062)	161
Control investments	—	(2)	—	(158)

Total net realized gain (loss)	150	(2)	(8,062)	3
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(5,128)	(13,706)	(1,862)	(21,768)
Control investments	(5,994)	(5,083)	(14,186)	(13,035)
Borrowings	(4,477)	(53)	(3,865)	640

Net unrealized depreciation	(15,599)	(18,842)	(19,913)	(34,163)

Net realized and unrealized loss	(15,449)	(18,844)	(27,975)	(34,160)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(10,580)	$(14,310)	$(13,474)	$(20,560)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and Diluted	$(0.50)	$(0.68)	$(0.64)	$(0.98)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and Diluted	21,000,160	21,039,242	21,014,805	21,039,242

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
OPERATIONS:
Net investment income	$14,501	$13,600
Net realized (loss) gain on investments	(8,062)	3
Net unrealized depreciation of investments	(16,048)	(34,803)
Net unrealized (appreciation) depreciation of borrowings	(3,865)	640

Net decrease in net assets resulting from operations	(13,474)	(20,560)

DISTRIBUTIONS:
Distributions to common stockholders	(13,240)	(13,255)

CAPITAL TRANSACTIONS:
Stock redemption for repayment of principal on employee notes(A)	(332)	—
Repayment of principal on employee notes(A)	338	2,105

Net increase in net assets from capital transactions	6	2,105

Total decrease in net assets	(26,708)	(31,710)
NET ASSETS AT BEGINNING OF PERIOD	213,721	249,246

NET ASSETS AT END OF PERIOD	$187,013	$217,536

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(13,474)	$(20,560)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(66,254)	(118,646)
Principal repayments on investments	39,980	39,855
Proceeds from sale of investments	6,459	777
Increase in investment balance due to paid-in-kind interest	—	(12)
Increase in investment balance due to transferred interest	—	(204)
Net change in premiums, discounts and amortization	(115)	1,420
Net realized loss (gain) on investments	8,242	(163)
Net unrealized depreciation of investments	16,048	34,803
Net unrealized appreciation (depreciation) of borrowings	3,865	(640)
Increase in restricted cash	(1,175)	—
Amortization of deferred financing fees	987	1,032
Decrease in interest receivable	133	36
Increase in due from custodian	(2,863)	(1,667)
Decrease (increase) in other assets	620	(42)
Decrease in accounts payable and accrued expenses	(175)	(151)
Decrease in interest payable	(64)	(430)
(Decrease) increase in fees due to Adviser(A)	(19)	1,118
Decrease in fee due to Administrator(A)	(34)	(93)
Increase in other liabilities	819	118

Net cash used in operating activities	(7,020)	(63,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	69,900	109,800
Repayments on borrowings	(82,000)	(34,400)
Proceeds from issuance of mandatorily redeemable preferred stock	38,497	—
Deferred financing fees	(3,548)	(759)
Distributions paid to common stockholders	(13,240)	(13,255)
Receipt of principal on employee notes	6	2,105

Net cash provided by financing activities	9,615	63,491

NET INCREASE IN CASH	2,595	42

CASH, BEGINNING OF PERIOD	6,732	7,734

CASH, END OF PERIOD	$9,327	$7,776

NON-CASH ACTIVITIES(B)	$332	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Redemption of 39,082 shares of common stock to reduce the principal balance of an employee loan by $332. Refer to Note 7—Common Stock for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Non-syndicated Loans:
Access Television Network, Inc.	Service-cable airtime (infomercials)	Senior Term Debt (14.0%, Due 2/2011) (D) (H)	$903	$903	$—
Allison Publications, LLC	Service-publisher of consumer oriented Magazines	Senior Term Debt (10.5%, Due 9/2012) (D)	8,014	8,018	7,453
BAS Broadcasting	Service-radio station operator	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	2,240
Chinese Yellow Pages Company	Service-publisher of Chinese language directories	Line of Credit, $0 available (7.3%, Due 11/2012) (D)	450	450	225
		Senior Term Debt (7.3%, Due 11/2012) (D)	33	33	17

				483	242
CMI Acquisition, LLC	Service-recycling	Senior Subordinated Term Debt (14.0%, Due 12/2016) (D)	14,265	14,265	13,552
FedCap Partners, LLC	Private equity fund	Class A Membership Units (80 units) (G)		1,200	2,163
		Uncalled Capital Commitment ($800)
Francis Drilling Fluids, Ltd.	Service—oil and natural gas drilling logistics network provider	Senior Subordinated Term Debt (12.0%, Due 11/2017) (I)	15,000	15,000	15,000
		Common Stock Warrants (4.2% ownership) (G) (I)		1,000	1,000

				16,000	16,000
GFRC Holdings, LLC	Manufacturing-glass-fiber reinforced concrete	Senior Term Debt (11.5%, Due 12/2013) (D)	5,224	5,224	2,612
		Senior Subordinated Term Debt (14.0%, Due 12/2013) (D)	6,598	6,598	3,299

				11,822	5,911
Heartland Communications Group	Service-radio station operator	Line of Credit, $0 available (5.0%, Due 3/2013) (D)	100	100	33
		Line of Credit, $55 available (10.0%, Due 3/2013) (D)	45	45	15
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,343	4,329	1,411
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

				4,540	1,459
International Junior Golf Training Acquisition Company	Service-golf training	Line of Credit, $200 available (11.0%, Due 5/2014) (D)	2,025	2,025	1,215
		Senior Term Debt (10.5%, Due 5/2014) (D)	561	561	337
		Senior Term Debt (12.5%, Due 5/2014) (C)(D)	2,500	2,500	1,500

				5,086	3,052
Legend Communications of Wyoming, LLC	Service-operator of radio stations	Senior Term Debt (12.0%, Due 6/2013) (D)	8,932	8,932	4,466
North American Aircraft Services, LLC	Service—repairs and maintains aircraft fuel tanks and fuel systems	Line of Credit, $500 available (6.5%, Due 8/2012) (D)	1,500	1,500	1,478
		Senior Term Debt (7.5%, Due 8/2016) (D)	4,516	4,516	4,448
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,679
		Senior Subordinated Term Debt (12.5%, Due 8/2016) (D)	2,820	2,820	2,778
		Common Stock Warrants (4.6% ownership) (F) (G)		350	452

				13,936	13,835
Northstar Broadband, LLC	Service-cable TV franchise owner	Senior Term Debt (0.7%, Due 12/2012) (D)	35	31	30
Ohana Media Group	Service—AM/FM radio broadcast	Senior Term Debt (10.0%, Due 10/2016) (D)	1,590	1,590	1,423
POP Radio, L.P.	Service—advertiser-supported in-store radio network	Senior Term Debt (11.8%, Due 5/2017) (I)	11,500	11,500	11,500
		Senior Subordinated Term Debt (11.0%, Due 11/2017) (I)	500	500	500

				12,000	12,000
Precision Acquisition Group Holdings, Inc.	Manufacturing-consumable components for the Aluminum industry	Equipment Note (13.0%, Due 3/2013) (D)	1,000	1,000	820
		Senior Term Debt (13.0%, Due 3/2013) (D)	4,125	4,125	3,383
		Senior Term Debt (13.0%, Due 3/2013) (C) (D)	4,053	4,053	3,323

				9,178	7,526
PROFIT Systems Acquisition Co.	Service-design and develop ERP Software	Line of Credit, $350 available (11.3%, Due 7/2012) (D)	—	—	—
		Senior Term Debt (10.5%, Due 7/2014) (C) (D)	2,700	2,700	2,538

				2,700	2,538
Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $1,100 available (9.0%, Due 1/2013) (D)	2,900	2,900	2,683
		Mortgage Note (9.5%, Due 12/2014) (D)	7,098	7,098	6,566
		Senior Term Debt (12.0%, Due 12/2014) (C) (D)	11,482	11,482	10,621
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,550
		Common Stock Warrants (764 shares) (F) (G)		209	—

				27,689	25,420

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $1,500 available (11.3%, Due 5/2013) (D)	$—	$—	$—
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	7,828

				8,947	7,828
Sunburst Media—Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 11/2013) (D)	6,000	6,000	1,800

Thibaut Acquisition Co.	Service-design and distribute wall Covering	Line of Credit, $450 available (9.0%, Due 1/2014) (D)	550	550	538
		Senior Term Debt (8.5%, Due 1/2014) (D)	156	156	153
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,917

				3,706	3,608
Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,580
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,680

				20,000	19,260
Westland Technologies, Inc.	Service-diversified conglomerate	Senior Term Debt (7.5%, Due 4/2016) (D)	1,650	1,650	1,567
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,800
		Common Stock Warrants (77,287 shares) (F) (G)		350	260

				6,000	5,627
Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (6.5%, Due 5/2013) (D) (J)	1,250	1,250	1,250
		Senior Term Debt (7.0%, Due 5/2013) (D) (J)	1,665	1,665	1,665
		Senior Subordinated Term Debt (13.5%, Due 6/2013) (D) (J)	9,725	9,725	9,725

				12,640	12,640

Subtotal —Non-syndicated loans				$203,131	$170,073

Syndicated Loans:
Airvana Network Solutions, Inc.	Service-telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$2,143	$2,077	$2,078
Allied Security Holdings, LLC	Service-contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (E)	1,000	991	990
Allied Specialty Vehicles, Inc.	Manufacturing-specialty vehicles	Senior Term Debt (9.5%, Due 2/2016) (E)	9,875	9,719	9,677
Ameriqual Group, LLC	Manufacturing-production and distribution of food products	Senior Term Debt (9.0%, Due 3/2016) (E)	7,425	7,307	7,276
Applied Systems, Inc.	Software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (E)	1,000	991	990
Ascend Learning, LLC	Service-technology-based learning solutions	Senior Subordinated Term Debt (11.5%, Due 12/2017) (E)	1,000	974	997
Autoparts Holdings Limited	Distributor—light and heavy-duty vehicle replacement parts	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	996	870
Blue Coat Systems, Inc.	Distributor—internet security and network acceleration appliances	Senior Subordinated Term Debt (11.5%, Due 8/2018) (E)	8,500	8,497	8,500
HGI Holding, Inc	Service— distributor of disposable medical products	Senior Term Debt (6.8%, Due 10/2016) (E)	1,566	1,538	1,566
Hubbard Radio, LLC	Service-radio station operator	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	496	499
Keypoint Government Solutions, Inc.	Service-security consulting services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,380	6,354	6,284
Mood Media Corporation	Service-media and marketing solutions	Senior Term Debt (10.3%, Due 11/2018) (E)	8,000	7,928	7,760
National Surgical Hospitals, Inc.	Service-physician-partnered surgical facilities	Senior Term Debt (8.3%, Due 2/2017) (E)	1,682	1,649	1,631
PLATO Learning, Inc.	Service—education based software provider	Senior Subordinated Term Debt (11.3%, Due 5/2019) (E)	5,000	4,901	4,900
Sensus USA, Inc.	Service-provider of utility communication Services	Senior Term Debt (8.5%, Due 5/2018) (E)	500	496	497
Springs Window Fashions, LLC	Manufacturing-window coverings	Senior Term Debt (11.3%, Due 11/2017) (E)	7,000	6,848	6,790

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
SRAM, LLC	Manufacturing-premium bicycle components	Senior Term Debt (8.5%, Due 12/2018) (E)	$2,500	$2,478	$2,513
Targus Group International, Inc.	Manufacturing-carrying cases and accessories for notebook computers	Senior Term Debt (11.0%, Due 5/2016) (E)	9,900	9,735	9,801
Ulterra Drilling Technologies, LP	Manufacturing-oil field drill bits and slick-slip reduction tools	Senior Term Debt (9.5%, Due 6/2016) (E)	1,888	1,856	1,892
Vision Solutions, Inc.	Service-provider of information availability software	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,923	10,890
Wall Street Systems Holdings, Inc.	Service-software provider	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,973	3,008
WP Evenflo Group Holdings, Inc.	Manufacturing-infant and juvenile Products	Senior Term Debt (8.0%, Due 2/2013) (E)	277	277	274
		Senior Preferred Equity (333 shares) (F) (G)		111	450
		Junior Preferred Equity (111 shares) (F) (G)		333	160
		Common Stock (1,874 shares) (F) (G)		—	389

				721	1,273

Subtotal—Syndicated loans				$90,448	$90,682

Total Non-Control/Non-Affiliate Investments (represented 87.3% of total investments at fair value)				$293,579	$260,755

CONTROL INVESTMENTS:
BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $150 available (6.5%, Due 7/2012)(F) (H)	$1,359	$1,359	$—
		Common Stock (100 shares) (F) (G)		424	—

				1,783	—
Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	7,265	7,265	7,265
		Common Stock (15,500 shares) (F) (G)		1	7,099

				7,266	14,364
Kansas Cable Holdings, Inc.	Service - cable, internet, voice provider	Line of Credit, $155 available (10.0%, Due 10/2012) (D) (H)	820	811	4
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,500	1,444	8
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,039	1,000	5
		Common Stock (100 shares) (F) (G)		—	—

				3,255	17
Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012) (D) (H)	10,000	10,000	1,000
		Senior Subordinated Term Debt (13.0%, Due 10/2012) (D) (H)	2,000	2,000	200
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,909	1,909	191
		Common Stock (100 shares) (F) (G)		317	—

				14,226	1,391
LocalTel, LLC	Service-yellow pages publishing	Line of credit, $435 available (10.0%, Due 6/2013) (F) (H)	2,415	2,415	559
		Line of Credit, $1,830 available (4.7%, Due 6/2013) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2013) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2013) (F) (H)	2,688	2,687	—
		Senior Term Debt (10.5%, Due 6/2013) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

				9,347	559
Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,269	17,595
		Common Stock (501 shares) (F) (G)		138	—

				18,407	17,595
Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $351 available (4.8%, Due 8/2014) (D) (H)	1,649	1,649	165
		Senior Term Debt (4.8%, Due 5/2016) (D) (H)	16,948	16,948	1,695
		Senior Term Debt (5.5%, Due 5/2016) (C) (D) (H)	10,700	10,700	1,070
		Junior Preferred Equity (14,2573 shares) (F) (G)		5,275	—
		Common Stock (934 shares) (F) (G)		740	—

				35,312	2,930
U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (F) (H)	269	269	—
		Line of credit, $0 available (6.0%, Due 12/2010) (F) (H)	450	450	—
		Common Stock (100 shares) (F) (G)		2,470	—

				3,189	—

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS (Continued):
Viapack, Inc.	Manufacturing-polyethylene film	Line of Credit, $187 available (6.5%, Due 3/2013) (D)	$3,613	$3,613	$433
		Senior Real Estate Term Debt (5.0%, Due 3/2014) (D)	600	600	72
		Senior Term Debt (6.2%, Due 3/2014) (C) (D) (H)	3,925	3,925	471
		Preferred Equity (100 shares) (F) (G)		—	—
		Guarantee ($300)

				8,138	976

Total Control Investments (represented 12.7% of total investments at fair value)				$100,923	$37,832

Total Investments				$394,502	$298,587

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentage represents interest rates in effect at June 30, 2012, and due date represents the contractual maturity date.
(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near June 30, 2012, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended June 30, 2012, best represents fair value as of June 30, 2012.
(J)	Security was paid off, at par, subsequent to June 30, 2012, and was valued based on the payoff.

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

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
RCS Management Holding Co.	Service-healthcare supplies	Senior Term Debt (9.5%, Due 1/2013) (D)	$1,438	$1,438	$1,367
		Senior Term Debt (11.5%, Due 1/2013) (C) (D)	3,060	3,060	2,907

				4,498	4,274

Reliable Biopharmaceutical Holdings, Inc.	Manufacturing-pharmaceutical and biochemical intermediates	Line of Credit, $2,800 available (9.0%, Due 1/2013) (D)	1,200	1,200	1,176
		Mortgage Note (9.5%, Due 12/2014) (D)	7,168	7,168	7,025
		Senior Term Debt (12.0%, Due 12/2014) (C)(D)	11,573	11,573	10,906
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,655
		Common Stock Warrants (764 shares) (F) (G)		209	534

				26,150	25,296

Saunders & Associates	Manufacturing-equipment provider for frequency control devices	Line of Credit, $2,500 available (11.3%, Due 5/2013) (D)	—	—	—
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	8,913

				8,947	8,913

Sunburst Media—Louisiana, LLC	Service-radio station operator	Senior Term Debt (10.5%, Due 12/2011) (D)	6,100	6,103	3,964

Thibaut Acquisition Co.	Service-design and distribute wall covering	Line of Credit, $400 available (9.0%, Due 1/2014) (D)	600	600	585
		Senior Term Debt (8.5%, Due 1/2014) (D)	550	550	536
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,910

				4,150	4,031

Westlake Hardware, Inc.	Retail-hardware and variety	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,700

				20,000	19,340

Westland Technologies, Inc.	Service-diversified conglomerate	Line of Credit, $1,000 available (6.5%, Due 4/2012) (D)	—	—	—
		Senior Term Debt (7.5%, Due 4/2016) (D)	2,000	2,000	1,995
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,990
		Common Stock Warrants (77,287 shares) (F) (G)		350	307

				6,350	6,292

Winchester Electronics	Manufacturing-high bandwidth connectors and cables	Senior Term Debt (5.2%, Due 5/2012) (D)	1,250	1,250	1,238
		Senior Term Debt (5.7%, Due 5/2013) (D)	1,677	1,677	1,656
		Senior Subordinated Term Debt (14.0%, Due 6/2013) (D)	9,800	9,800	9,628

				12,727	12,522

Subtotal—Non-syndicated loans				$196,204	$166,639

Syndicated Loans:

Airvana Network Solutions, Inc.	Service-telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$6,048	$5,912	$6,048

Allied Security Holdings, LLC	Service-contract security officer providers	Senior Subordinated Term Debt (8.5%, Due 2/2018) (E)	1,000	991	965

Allied Specialty Vehicles, Inc.	Manufacturing-specialty vehicles	Senior Term Debt (9.5%, Due 2/2016) (E)	9,950	9,767	9,751

Ameriqual Group, LLC	Manufacturing-production and distribution of food products	Senior Term Debt (9.0%, Due 3/2016) (E)	7,481	7,344	7,332

Applied Systems, Inc.	Software for property & casualty insurance industry	Senior Subordinated Term Debt (9.3%, Due 6/2017) (E)	1,000	991	990

Ascend Learning, LLC	Service-technology-based learning solutions	Senior Subordinated Term Debt (11.53%, Due 12/2017) (E)	1,000	972	980

Attachmate Corporate	Service-develops, implements and supports software	Senior Subordinated Term Debt (9.5%, Due 2/2017) (E)	4,000	3,962	3,810

Autoparts Holdings Limited	Supplier to the light and heavy-duty vehicle after market for replacement parts	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	995	978

Covad Communications Group, Inc.	Service-telecommunications	Senior Term Debt (12.0%, Due 11/2015) (E)	1,850	1,818	1,795

Ernest Health, Inc.	Service-post-acute care services	Senior Term Debt (10.3%, Due 5/2017) (E)	2,000	1,971	1930

Global Brass and Copper, Inc.	Manufacturing—steel wool products and metal fibers	Senior Term Debt (10.3%, Due 8/2015) (E)	2,969	2,893	3,054

HGI Holding, Inc	Service—distributor of disposable medical products	Senior Term Debt (6.8%, Due 10/2016) (E)	1,757	1,723	1,687

Hubbard Radio, LLC	Service-radio station operator	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	495	488

Keypoint Government Solutions, Inc.	Service-security consulting services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,948	6,916	6,670

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Mood Media Corporation	Service-media and marketing solutions	Senior Term Debt (10.3%, Due 11/2018) (E)	$8,000	$7,923	$7,370

National Surgical Hospitals, Inc.	Service-physician-partnered surgical facilities	Senior Term Debt (8.3%, Due 2/2017) (E)	1,694	1,658	1,627

Sensus USA, Inc.	Service-provider of utility communication services	Senior Term Debt (8.5%, Due 5/2018) (E)	500	495	483

Springs Window Fashions, LLC	Manufacturing-window coverings	Senior Term Debt (11.3%, Due 11/2017) (E)	5,000	4,855	4,750

SRAM, LLC	Manufacturing-premium bicycle components	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,476	2,475

Targus Group International, Inc.	Manufacturing-carrying cases and accessories for notebook computers	Senior Term Debt (11.0%, Due 5/2016) (E)	9,975	9,785	9,626

Ulterra Drilling Technologies, LP	Manufacturing-oil field drill bits and slick-slip reduction tools	Senior Term Debt (9.5%, Due 6/2016) (E)	1,975	1,937	1,916

Vision Solutions, Inc.	Service-provider of information availability software	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,915	10,560

Wall Street Systems Holdings, Inc.	Service-software provider	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,971	2,880

WP Evenflo Group Holdings Inc.	Manufacturing-infant and juvenile products	Senior Term Debt (8.0%, Due 2/2013) (E)	1,853	1,853	1,723
		Senior Preferred Equity (333 shares) (F) (G)		333	419
		Junior Preferred Equity (111 shares) (F) (G)		111	146
		Common Stock (1,874 shares) (F) (G)		—	210

				2,297	2,498

Subtotal—Syndicated loans				$92,062	$90,663

Total Non-Control/Non-Affiliate Investments (represented 84.9% of total investments at fair value)				$288,266	$257,302

CONTROL INVESTMENTS:

BERTL, Inc.	Service-web-based evaluator of imaging products	Line of Credit, $6 available (6.4%, Due 10/2011)(F) (H)	$1,427	$1,355	$—
		Common Stock (100 shares) (F) (G)		424	—

				1779	—

Defiance Integrated Technologies, Inc.	Manufacturing-trucking parts	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	7,505	7,505	7,505
		Common Stock (15,500 shares) (F) (G)		1	7,534

				7,506	15,039

Kansas Cable Holdings, Inc.	Service - cable, internet, voice provider	Line of Credit, $179 available (10.0%, Due 10/2012) (D) (H)	346	337	14
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,500	1,444	60
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,039	1,000	42
		Common Stock (100 shares) (F) (G)		—	—

				2,781	116

Lindmark Acquisition, LLC	Service-advertising	Senior Subordinated Term Debt (11.0%, Due 10/2012)(D)(H)	10,000	10,000	2,000
		Senior Subordinated Term Debt (13.0%, Due 10/2012)(D)(H)	2,000	2,000	400
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,908	1,908	383
		Common Stock (100 shares) (F) (G)		317	—

				14,225	2,783

LocalTel, LLC	Service-yellow pages publishing	Line of credit, $2 available (10.0%, Due 12/2011) (F) (H)	1,848	1,848	734
		Line of Credit, $1,830 available (4.7%, Due 6/2012) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 2/2012) (F) (H)	325	325	—

		Senior Term Debt (8.5%, Due 6/2012) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2012) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

				8,781	734

Midwest Metal Distribution, Inc.	Distribution-aluminum sheets and stainless steel	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,262	17,184
		Common Stock (501 shares) (F) (G)		138	—

				18,400	17,184

Sunshine Media Holdings	Service-publisher regional B2B trade magazines	Line of credit, $1,100 available (10.5%, Due 8/2014) (D)	900	900	270
		Senior Term Debt (10.5%, Due 5/2016) (D)	16,948	16,948	5,084
		Senior Term Debt (5.0%, Due 5/2016) (C) (D)	10,700	10,700	3,210
		Junior Preferred Equity (6,689 shares) (F) (G)		2,475	—
		Common Stock (934 shares) (F) (G)		740	—

				31,763	8,564

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS (Continued):

U.S. Healthcare Communications, Inc.	Service-magazine publisher/operator	Line of credit, $131 available (6.0%, Due 12/2010) (F) (H)	$269	$269	$—
		Line of credit, $0 available (6.0%, Due 12/2010) (F) (H)	450	450	—
		Common Stock (100 shares) (F) (G)		2,470	—

				3,189	—

Viapack, Inc.	Manufacturing-polyethylene film	Line of Credit, $900 available (10.0%, Due 3/2013) (D)	1,600	1,600	320
		Senior Real Estate Term Debt (10.0%, Due 3/2014) (D)	600	600	120
		Senior Term Debt (13.0%, Due 3/2014) (C) (D)	3,925	3,925	785
		Preferred Equity (100 shares) (F) (G)		—	—

				6,125	1,225

Total Control Investments (represented 15.1% of total investments at fair value)				$94,549	$45,645

Total Investments				$382,815	$302,947

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentage represents interest rates in effect at September 30, 2011, and due date represents the contractual maturity date.
(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near September 30, 2011, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2012

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the three and nine month periods ended June 30, 2012, with no effect to net decrease in net assets resulting from operations.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (the “Board of Directors”). In determining the fair value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

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

Publicly traded securities: We determine the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of June 30, 2012 and September 30, 2011, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, we assess trading activity in an asset class and evaluate variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent the Adviser has ready access to such qualified information.

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

As of June 30, 2012 and September 30, 2011, we determined that the indicative bid prices were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), we have defined our “unit of account” at the investment level (either debt or equity) and as such determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: We generally value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At June 30, 2012, eight portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of $62.4 million, or 16.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $5.3 million, or 1.9% of the fair value of all debt investments in our portfolio. At September 30, 2011, eight portfolio companies were on non-accrual with an aggregate debt cost basis of $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $5.3 million, or 1.8% of the fair value of all debt investments in our portfolio.

As of June 30, 2012 and September 30, 2011, we had 25 and 27 original issue discount (“OID”) loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.1 million and $0.3 million for the three and nine months ended June 30, 2012, respectively, as compared to $64 and $117 for the three and nine months ended June 30, 2011, respectively. The unamortized balance of OID investments as of June 30, 2012 and September 30, 2011 totaled $1.3 million and $1.5 million, respectively.

As of June 30, 2012, we had one investment that bore PIK interest and as of September 30, 2011, we had no investments that bore PIK interest. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded $6 of PIK income during the three and nine months ended June 30, 2012, as compared to $4 and $12 for the three and nine months ended June 30, 2011, respectively.

We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. There were no such transfers during the three and nine months ended June 30, 2012. We transferred past due interest to the principal balance of $0 and $0.2 million for the three and nine months ended June 30, 2011, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $2.8 million of success fess during the nine months ended June 30, 2012, which resulted mainly from our exits of Global Materials Technologies, Inc, RCS Management Holding Co, and Northern Contours, Inc. We recorded $0.6 million of success fees during the nine months ended June 30, 2011, which resulted from our exits of Pinnacle Treatment Centers, Inc. and Interfilm Holdings, Inc.

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

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2012 and 2011, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the investments carried at fair value as of June 30, 2012 and September 30, 2011, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2012	September 30, 2011
Non-Control/Non-Affiliate Investments
Senior term debt	$164,662	$182,002
Senior subordinated term debt	91,218	72,182
Preferred equity	609	566
Common equity/equivalents	4,266	2,552

Total Non-Control/Non-Affiliate Investments	$260,755	$257,302

Control Investments
Senior term debt	$11,746	$18,143
Senior subordinated term debt	18,987	19,966
Common equity/equivalents	7,099	7,536

Total Control Investments	$37,832	$45,645

Total Investments at Fair Value	$298,587	$302,947

In accordance with ASU 2011-04, which was effective for us beginning January 1, 2012, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of June 30, 2012		Valuation Techniques/ Methodologies	Unobservable Input	Range /Weighted Average
Non-syndicated debt only investments	$105,567	(A)	SPSE (B)	EBITDA (C) Risk Ratings (D)	($310) - $15,332 / $5,168 2.0 - 10.0 / 6.0
Syndicated debt only investments	89,412		Market Quotes	IBP (E)	87.0% - 100.5% / 98.4%
Bundled debt and equity investments	101,445		SPSE (B)	EBITDA (C) Risk Ratings (D)	($1,141) - $4,840 / $2,383 3.0 - 7.0 / 4.9
			TEV	EBITDA multiples (C) EBITDA (C)	4.5 - 9.5 / 5.7 ($1,141) - $13,166 / $6,705
Other investments	2,163

Total Fair Value for Level 3 Investments	$298,587

(A)

Includes a new non-syndicated debt only investment which was valued at cost, as it was determined that the price paid during the three months ended June 30, 2012, best represents fair value as of June 30, 2012.

(B)

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

(C)

Earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input which is generally based on the most recently available trailing twelve month financial statements submitted to us from the portfolio companies. EBITDA multiples, generally indexed, represent our estimation of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiples impact the TEV fair value determination and the value of the issuer’s debt, equity, or equity-like securities are valued in accordance with our liquidity waterfall approach.

(D)

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

(E)

We generally base the value of our syndicated debt securities on the IBP offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. These bid prices are non-binding and are generally based on the underlying company performance and security characteristics, as well as other market conditions and credit risk factors.

Portfolio company’s EBITDA and EBITDA multiples are the significant unobservable inputs generally included in our internally assessed TEV models used to value our proprietary debt and equity investments. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our valuation policy, we generally use an indexed EBITDA multiple. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine-month periods ended June 30, 2012 and 2011 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize all of the inputs as the lowest level input within the hierarchy. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Periods ended June 30, 2012:

Three months ended June 30, 2012:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of March 31, 2012	$180,000	$95,697	$595	$11,875	$288,167
Total gains or losses
Net realized gain (a)	87	34	—	—	121
Net unrealized depreciation (b)	(6,411)	(2,003)	(1,186)	(1,510)	(11,110)
Reversal of prior period net (appreciation) depreciation on realization (b)	(108)	96	—	—	(12)
New investments, repayments and settlements (c)
Issuances/originations	13,945	20,500	1,200	1,000	36,645
Settlements/repayments	(11,105)	(4,119)	—	—	(15,224)

Fair value as of June 30, 2012	$176,408	$110,205	$609	$11,365	$298,587

Nine months ended June 30, 2012:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of September 30, 2011	$200,145	$92,148	$566	$10,088	$302,947
Total gains or losses
Net realized (loss) gain (a)	(8,276)	34	—	—	(8,242)
Net unrealized (depreciation) appreciation (b)	(21,539)	(4,032)	(2,758)	277	(28,052)
Reversal of prior period net depreciation on realization (b)	11,463	541	—	—	12,004
New investments, repayments and settlements (c)
Issuances/originations	30,633	31,820	2,801	1,000	66,254
Settlements/repayments	(29,559)	(10,306)	—	—	(39,865)
Sales	(6,459)	—	—	—	(6,459)

Fair value as of June 30, 2012	$176,408	$110,205	$609	$11,365	$298,587

Periods ended June 30, 2011:

Three months ended June 30, 2011:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of March 31, 2011	$173,602	$76,599	$537	$6,375	$257,113
Total gains or losses
Net unrealized (depreciation) appreciation (b)	(16,849)	(1,053)	14	(901)	(18,789)
New investments, repayments and settlements (c)
Issuances/originations	52,691	12,785	—	750	66,226
Settlements/repayments	(5,163)	(108)	—	—	(5,271)

Fair value as of June 30, 2011	$204,281	$88,223	$551	$6,224	$299,279

Nine months ended June 30, 2011:	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of September 30, 2010	$172,596	$81,899	$386	$2,228	$257,109
Total gains or losses
Net realized gain (loss) (a)	177	(14)	—	—	163
Net unrealized (depreciation) appreciation (b)	(34,067)	(2,892)	(210)	2,073	(35,096)
Reversal of prior period net (appreciation) depreciation on realization (b)	(191)	731	—	(247)	293
New investments, repayments and settlements (c)
Issuances/originations	99,633	15,907	375	2,947	118,862
Settlements/repayments	(33,867)	(7,408)	—	—	(41,275)
Sales	—	—	—	(777)	(777)

Fair value as of June 30, 2011	$204,281	$88,223	$551	$6,224	$299,279

(a)

Included in net realized gain (loss) on Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011.

(b)

Included in net unrealized (depreciation) appreciation on Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011.

(c)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, premiums and closing fees as well as decreases in the cost basis of investments resulting from principal repayments or sales.

Non-Syndicated Investments

As of June 30, 2012 and September 30, 2011, we held 33 and 35 non-syndicated investments with an aggregate fair value of $207.9 million and $212.3 million, respectively. During the nine months ended June 30, 2012, we added three new non-syndicated investments, with an aggregate fair value of $29.4 million at June 30, 2012, we sold two non-syndicated investments for combined gross proceeds of $6.5 million and three non-syndicated investments paid off early, for which we received aggregate principal payments of $12.9 million. Additionally, during the nine months ended June 30, 2012, we funded $19.2 million to existing non-syndicated portfolio companies through revolver draws, add-on investments, or new securities, while scheduled and unscheduled principal payments totaled $22.6 from existing non-syndicated portfolio companies . The following significant non-syndicated investment transactions occurred during the nine months ended June 30, 2012:

•

Sunshine Media Holdings—Effective October 1, 2011, we restructured Sunshine Media Holdings (“Sunshine”) by reducing the interest rates on its line of credit, senior term debt and LOT senior term debt to preserve capital at the portfolio company to further enable Sunshine to invest in new and existing initiatives. In addition, we funded $2.8 million through additional preferred equity investments and $3.6 million through additional line of credit draws to Sunshine for the nine months ended June 30, 2012. We placed our investment in Sunshine’s LOT senior term debt on non-accrual status effective January 1, 2012 and the remaining senior term debt and revolver investments on non-accrual status effective April 1, 2012.

•

KMBQ Corporation—In November 2011, we invested $1.6 million in Ohana Media Group (“Ohana”) to facilitate its purchase of certain of KMBQ Corporation’s (“KMBQ”) assets out of receivership. In connection with this transaction, we received net proceeds of $1.2 million and recorded a realized loss during the three months ended December 31, 2011 totaling $1.0 million. Ohana replaced KMBQ on our Condensed Consolidated Schedule of Investments as a Non-Control/Non-Affiliate investment at December 31, 2011.

•

Newhall Holdings, Inc.—In December 2011, we sold our investments in Newhall Holdings, Inc. (“Newhall”) for net proceeds of $3.3 million, which resulted in a realized loss of $7.4 million recorded in the three months ended December 31, 2011.

•

Viapack, Inc.—Effective January 1, 2012, we restructured our investment in Viapack, Inc. (“Viapack”) by reducing the interest rates on its line of credit, senior real estate term debt and senior term debt to preserve capital at the portfolio company to enable it to invest in existing initiatives. In addition, we funded $2.1 million to Viapack through additional draws on its line of credit for the nine months ended June 30, 2012. We placed our investment in Viapack’s LOT senior term debt on non-accrual status effective January 1, 2012.

•

Francis Drilling Fluids, Ltd.—In May 2012, we invested $16.0 million in Francis Drilling Fluids, Ltd. (“Francis”) through a combination of debt and equity. Francis, headquartered in Crowley, Louisiana, is a logistics network provider of warehousing, transportation and energy field services for oil and natural gas drilling to oilfields and exploration and production customers.

•

POP Radio, L.P. —In May 2012, we invested $12.0 million in POP Radio, L.P. (“POP”) through senior and senior subordinated term debt. POP, headquartered in Salt Lake City, Utah, is an advertiser-supported in-store radio network provider to retailers.

Syndicated Investments

We had a total of 22 and 24 syndicate loans with an aggregate fair value of $90.7 million as of June 30, 2012 and September 30, 2011, respectively. During the nine months ended June 30, 2012, we had four early payoffs of syndicated investments for a combined total of $10.3 million and added two new syndicated investments for a combined total of $15.5 million. In addition, we had one add-on investment to an existing syndicate investment during the nine months ended June 30, 2012 for $2.0 million.

Investment Concentrations

As of June 30, 2012, our investment portfolio consisted of loans to 55 companies located in 28 states across 21 different industries with an aggregate fair value of $298.6 million. As of June 30, 2012, there were 22 syndicated investments totaling $90.4 million at cost and $90.7 million at fair value, or 22.9% and 30.4% of the total aggregate portfolio, respectively.

The following table outlines our investments by security type as of June 30, 2012 and September 30, 2011:

	June 30, 2012				September 30, 2011
	Cost		Fair Value		Cost		Fair Value
Senior term debt	$252,831	64.1%	$176,408	59.1%	$266,491	69.6%	$200,145	66.1%
Senior subordinated term debt	128,688	32.6	110,205	36.9	107,140	28.0	92,148	30.4
Common equity/equivalents	11,799	3.0	11,365	3.8	7,999	2.1	10,088	3.3
Preferred equity	1,184	0.3	609	0.2	1,185	0.3	566	0.2

Total Investments	$394,502	100.0%	$298,587	100.0%	$382,815	100.0%	$302,947	100.0%

Investments at fair value consisted of the following industry classifications at June 30, 2012 and September 30, 2011:

	June 30, 2012		September 30, 2011
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Electronics	$53,661	18.0%	$45,752	15.1%
Healthcare, education & childcare	32,948	11.0	34,106	11.3
Mining, steel, iron & non-precious metals	31,147	10.4	33,734	11.1
Broadcast (TV & radio)	25,323	8.5	22,146	7.3
Automobile	24,911	8.3	25,768	8.5
Retail stores	19,260	6.5	19,340	6.4
Oil and Gas	17,892	6.0	1,916	0.6
Aerospace & defense	15,998	5.4	10,003	3.3
Printing & publishing	11,183	3.7	17,623	5.8
Textiles & leather	9,801	3.3	9,626	3.2
Personal & non-durable consumer products	8,356	2.8	6,962	2.3
Machinery	7,526	2.5	8,696	2.9
Beverage, food & tobacco	7,276	2.4	7,332	2.4
Personal, food and miscellaneous services	7,275	2.4	7,635	2.5
Diversified/conglomerate manufacturing	6,901	2.3	8,790	2.9
Buildings & real estate	5,911	2.0	10,275	3.4
Leisure, amusement, movies & entertainment	5,564	1.9	6,607	2.2
Home & office furnishings	3,608	1.2	9,715	3.2
Telecommunications	2,079	0.7	7,842	2.6
Other (A)	1,967	0.7	2,215	0.7
Diversified/conglomerate service	—	—	3,810	1.3
Diversified natural resources, precious metals & minerals	—	—	3,054	1.0

Total Investments	$298,587	100.0%	$302,947	100.0%

(A)	No individual industry within this category exceeds 1%.

The investments at fair value were included in the following geographic regions of the U.S. at June 30, 2012 and September 30, 2011:

	June 30, 2012		September 30, 2011
Geographic Region	Fair Value	Percent of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$128,409	43.0%	$144,292	47.6%
West	80,766	27.0	70,862	23.4
South	57,900	19.4	52,265	17.3
Northeast	23,752	8.0	28,158	9.3
Other—non U.S.	7,760	2.6	7,370	2.4

Total Investments	$298,587	100.0%	$302,947	100.0%

The geographic region reflects the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2012:

		Amount
For the remaining three months ending September 30:	2012	$13,819
For the fiscal year ending September 30:	2013	116,114
	2014	57,649
	2015	28,538
	2016	75,452
	Thereafter	91,207

	Total contractual repayments	$382,779
	Investments in equity securities	12,983
	Adjustments to cost basis on debt securities	(1,260)

	Total cost basis of investments held at June 30, 2012:	$394,502

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30, 2012 and September 30, 2011, we had gross receivables from portfolio companies of $0.7 million and $0.8 million, respectively. The allowance for uncollectible receivables was $0.4 million as of June 30, 2012 and September 30, 2011. In addition, we recorded an allowance for uncollectible interest receivable of $21and $65 as of June 30, 2012 and September 30, 2011, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Loans to Former Employees

We have outstanding loans to certain employees of the Adviser, each of whom was a joint employee of the Adviser (or our previous adviser, Gladstone Capital Advisers, Inc.) and us at the time the loans were originally provided. The loans were extended to such employees to allow them to exercise options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The loans require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The loans are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment, and the shares of common stock purchased with the proceeds of the loans are posted as collateral. We received $0.3 million and $2.1 million of principal repayments during the nine months ended June 30, 2012 and 2011, respectively. Additionally, one employee redeemed 39,082 common shares (20,000 in December 2011 and 19,082 in January 2012) to pay off $0.3 million of principal on his outstanding loans during the six months ended March 31, 2012. There were no redemptions of common shares held by employees during the quarter ended June 30, 2012. We recognized interest income from all employee loans of $62 and $0.2 million for the three and nine months ended June 30, 2012, respectively, and $0.1 million and $0.3 million for the three and nine months ended June 30, 2011, respectively. Refer to Note 7–Common Stock for additional information related to these transactions.

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with our Adviser (the “Advisory Agreement”). Our Adviser is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 10, 2012, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2013.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30
	2012	2011	2012	2011
Average total assets subject to base management fee	$312,200	$290,200	$310,300	$277,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee (A)	$1,561	$1,451	$4,655	$4,164
Reduction for loan servicing fees	(867)	(814)	(2,690)	(2,413)

Adjusted base management fee	694	637	1,965	1,751
Credit for fees received by Adviser from the portfolio companies	(280)	(77)	(333)	(77)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(102)	(117)	(345)	(250)

Net base management fee	$312	$443	$1,287	$1,424

Incentive fee (A)	1,217	1,133	3,556	3,395
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	—	(278)	(21)

Net incentive fee	$1,217	$1,133	$3,278	$3,374

Credit for fees received by Adviser from the portfolio companies	(280)	(77)	(333)	(77)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(102)	(117)	(345)	(250)
Incentive fee credit	—	—	(278)	(21)

Credit to base management and incentive fees from Adviser (A)	$(382)	$(194)	$(956)	$(348)

(A)	Reflected as a line item on our Condensed Consolidated Statements of Operations.

Base Management Fee

The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters. Average total assets is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods. In addition, the following three items are adjustments to the base management fee calculation:

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the nine months ended June 30, 2012 and 2011.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover all distributions to common stockholders for the nine months ended June 30, 2012 and 2011.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through June 30, 2012, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through June 30, 2012.

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and of the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 10, 2012, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30, 2012	As of September 30, 2011
Base management fee due to Adviser	$312	$330
Incentive fee due to Adviser	1,217	1,203
Loan servicing fee due to Adviser	197	227

Total fees due to Adviser	1,726	1,760

Fee due to Administrator	175	194

Total related party fees due	$1,901	$1,954

NOTE 5. BORROWINGS

Line of Credit

On January 19, 2012, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 3 to the fourth amended and restated credit agreement (the “Credit Facility”) to extend the maturity date of our $137.0 million revolving line of credit from March 15, 2012 to January 18, 2015 (the “Maturity Date”). Our Credit Facility was arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent. Branch Banking and Trust Company (“BB&T”) and ING Capital LLC (“ING”) also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded to a maximum of $237.0 million through the addition of other committed lenders to the facility. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 18, 2016 (one year after the Maturity Date). The interest rates on advances under our Credit Facility remain unchanged and generally bear interest at a 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 1.5%), plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. We incurred fees of $1.5 million in January 2012 in connection with this amendment.

The following tables summarize noteworthy information related to our Credit Facility at cost:

	June 30, 2012	September 30, 2011
Commitment amount	$137,000	$137,000
Borrowings outstanding	87,300	99,400
Availability	40,928	24,700

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Weighted average borrowings outstanding	$80,575	$63,435	$72,292	$32,614
Effective interest rate(A)	5.9%	6.0%	6.0%	6.2%
Commitment (unused) fees incurred	$97	$143	$415	$604

(A)	Excludes the impact of deferred financing fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to aggregate net investment income for each of the twelve month periods ending September 30, 2012, 2013, 2014 and 2015. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2012 and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $225.5 million, an asset coverage of 251.2% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 20 obligors in the borrowing base and as of June 30, 2012, Business Loan had 37 obligors. As of June 30, 2012, we were in compliance with all of the facility covenants.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both June 30, 2012 and September 30, 2011, our Credit Facility was valued using Level 3 inputs.

The following tables present our Credit Facility carried at fair value as of June 30, 2012 and September 30, 2011, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2012 and 2011:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2012	September 30, 2011
Borrowings	$91,777	$100,012

Total Fair value Reported in Condensed Consolidated Statements of Assets and Liabilities

	Three Months Ended June 30,
	2012	2011
Fair value as of March 31, 2012 and 2011, respectively	$65,800	$33,646
Net unrealized appreciation (A)	4,477	54
Borrowings	37,000	59,000
Repayments	(15,500)	—

Fair value as of June 30, 2012 and 2011, respectively	$91,777	$92,700

	Nine Months Ended June 30,
	2012	2011
Fair value as of September 30, 2011 and 2010, respectively	$100,012	$17,940
Net unrealized appreciation (depreciation) (A)	3,865	(640)
Borrowings	69,900	109,800
Repayments	(82,000)	(34,400)

Fair value as of June 30, 2012 and 2011, respectively	$91,777	$92,700

(A)	Included in net unrealized (appreciation) depreciation on borrowings on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011.

The fair value of the collateral under our Credit Facility was $254.9 million and $256.9 million at June 30, 2012 and September 30, 2011, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In November 2011, we completed a public offering of 1.5 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $36.4 million and were used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on our Condensed Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending December 31, 2016.

The shares of our Term Preferred Stock have a redemption date of December 31, 2016 and are traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market (“NASDAQ”). Our Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, as of the date of redemption. In addition, there are two other potential redemption triggers: 1) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 2) at our sole option, at any time on or after December 31, 2012, we may redeem part or all of the Term Preferred Stock.

Our Board of Directors declared the following monthly distributions to preferred stockholders for the nine months ended June 30, 2012:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2012	November 4 – 30 (A)	December 6, 2011	December 16, 2011	December 30, 2011	$0.13359375
	December 1 – 31	December 6, 2011	December 16, 2011	December 30, 2011	0.14843750
	January 1 – 31	January 10, 2012	January 23, 2012	January 21, 2012	0.14843750
	February 1 – 29	January 10, 2012	February 21, 2012	February 29, 2012	0.14843750
	March 1 – 31	January 10, 2012	March 22, 2012	March 30, 2012	0.14843750
	April 1 – 30	April 10, 2012	April 20, 2012	April 30, 2012	0.14843750
	May 1 – 31	April 10, 2012	May 18, 2012	May 31, 2012	0.14843750
	June 1 – 30	April 10, 2012	June 20, 2012	June 29, 2012	0.14843750

			Nine Months Ended June 30, 2012:		$1.17265625

(A)	November 2011 was prorated from the time the Term Preferred Stock was issued and outstanding as per our final prospectus supplement dated October 28, 2011.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and therefore the related dividend payments are treated as dividend expense on our statement of operations as of the ex-dividend date.

Aggregate preferred distributions declared and paid for the three and nine months ended June 30, 2012 were approximately $0.7 and $1.8 million, respectively. There were no preferred distributions declared or paid for the three and nine months ended June 30, 2011. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

NOTE 7. COMMON STOCK

Registration Statement

On October 20, 2009, we filed a registration statement (the “Registration Statement”) on Form N-2 (File No. 333-162592) that was amended on December 9, 2009 and which the SEC declared effective on January 28, 2010. Post-effective amendments dated July 13, 2011 (declared effective by the SEC on July 15, 2011) and dated June 4, 2012 (declared effective by the SEC on June 11, 2012) were also filed under this Registration Statement. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. To date, under the Registration Statement, we have issued $38.5 million in Term Preferred Stock and have entered into an agreement, described below, to potentially issue up to 2.0 million shares of common stock from time to time in the future.

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

Employee Notes

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

Issue Date	Original Number of Options Exercised	Strike Price of Options Exercised	Original Amount of Promissory Note Issued to Employees		Outstanding Balance of Employee Loans at June 30, 2012	Maturity Date	Original Interest Rate on Note
Aug-01	393,334	15.00	$5,900	(A)	$2,749	Aug-10	4.90	%(B)
Aug-01	18,334	15.00	275	(A)	200	Aug-10	4.90	(B)
Aug-01	18,334	15.00	275	(C)	—	Aug-11	4.90
Sep-04	13,332	15.00	200	(C)	95	Sep-13	5.00
Jul-06	13,332	15.00	200		200	Jul-15	8.26
Jul-06	18,334	15.00	275		275	Jul-15	8.26

	475,000		$7,125		$3,519

(A)

On September 7, 2010, we entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, our Chairman and Chief Executive Officer, and Laura Gladstone, the daughter of Mr. Gladstone and an officer of the Adviser, and one of our Managing Directors, in connection with the maturity of secured promissory notes executed by Mr. Gladstone and Ms. Gladstone in favor of us on August 23, 2001, in the principal amounts of $5.9 million and $0.3 million, respectively (collectively, the “Notes”). Mr. and Ms. Gladstone executed the Notes to facilitate their payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Notes, we, together with Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of our common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). An event of default was triggered under the Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding under the Notes within five business days of August 23, 2010. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreements, we reserved all of our existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011, June 27, 2011 and September 26, 2011, Mr. Gladstone paid down an aggregate of $3.2 million of the principal balance of his note, leaving a principal balance of $2.7 million outstanding as of June 30, 2012. In connection with these payments, we released our first priority security interest on 210,000 common shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 183,334 common shares in Pledged Collateral from Mr. Gladstone as of June 30, 2012. On September 28, 2011, Ms. Gladstone paid down $0.1 million of the principal balance of her 2001 note, leaving a principal balance of $0.2 million outstanding on this note as of June 30, 2012. The principal balances under her 2006 notes remain unchanged at an aggregate balance of $0.5 million as of June 30, 2012.

(B)

An event of default was triggered under these Notes by virtue of Mr. and Ms. Gladstone’s failure to repay the amounts outstanding within five business days of August 23, 2010. As such, we charged a default rate of an additional 2% per annum under these Notes for all periods following default.

(C)

On December 20, 2011, we entered into an amended and restated redemption agreement with an employee of the Adviser in connection with the maturity of a secured promissory note executed by the employee in favor of us on August 23, 2001, in the principal amount of $0.3 million. Pursuant to the redemption agreement, on December 29, 2011, we redeemed 20,000 shares of our common stock that had been pledged as collateral on the employee note, resulting in a reduction of $0.2 million on the employee note, leaving a principal balance of $0.1 million as of December 31, 2011. On January 26, 2012, we redeemed an additional 19,082 shares of our common stock that had been pledged as collateral on the employee note, resulting in the employee’s defaulted loan being fully paid off and a reduction of $0.1 million on the employee’s other note, leaving a remaining principal balance thereon of $0.1 million as of June 30, 2012.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these recourse notes were recorded as loans to employees and are included in the equity section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2012, we determined that these notes were still recourse.

NOTE 8. NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted net decrease in net assets resulting from operations per common share	$(10,580)	$(14,310)	$(13,474)	$(20,560)
Denominator for basic and diluted weighted average common shares	21,000,160	21,039,242	21,014,805	21,039,242

Basic and diluted net decrease in net assets resulting from operations per weighted average common share	$(0.50)	$(0.68)	$(0.64)	$(0.98)

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

We are required to pay out as distributions 90% of our ordinary income and short-term capital gains for each taxable year to maintain our status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is our policy to pay out as a distribution up to 100% of those amounts. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on our estimated taxable income by management. Based on that estimate, three monthly distributions are declared each quarter.

Our Board of Directors declared the following monthly distributions to common stockholders for the nine months ended June 30, 2012 and 2011:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2012	October 11, 2011	October 21, 2011	October 31, 2011	$0.07
	October 11, 2011	November 17, 2011	November 30, 2011	0.07
	October 11, 2011	December 21, 2011	December 30, 2011	0.07
	January 10, 2012	January 23, 2012	January 31, 2012	0.07
	January 10, 2012	February 21, 2012	February 29, 2012	0.07
	January 10, 2012	March 22, 2012	March 30, 2012	0.07
	April 11, 2012	April 20, 2012	April 30, 2012	0.07
	April 11, 2012	May 18, 2012	May 31, 2012	0.07
	April 11, 2012	June 20, 2012	June 29, 2012	0.07

			Nine Months Ended June 30, 2012:	$0.63

2011	October 5, 2010	October 21, 2010	October 29, 2010	$0.07
	October 5, 2010	November 19, 2010	November 30, 2010	0.07
	October 5, 2010	December 23, 2010	December 31, 2010	0.07
	January 11, 2011	January 21, 2011	January 31, 2011	0.07
	January 11, 2011	February 21, 2011	February 28, 2011	0.07
	January 11, 2011	March 21, 2011	March 31, 2011	0.07
	April 12, 2011	April 22, 2011	April 29, 2011	0.07
	April 12, 2011	May 20, 2011	May 31, 2011	0.07
	April 12, 2011	June 20, 2011	June 30, 2011	0.07

			Nine Months Ended June 30, 2011:	$0.63

Aggregate common distributions declared and paid for the nine months ended June 30, 2012 and 2011 were each approximately $13.2 and $13.3 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the common distributions declared and paid for the fiscal year ended September 30, 2012 will be determined at year end and cannot be determined at this time. For the fiscal year ended September 30, 2011, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.7 million of the first common distribution paid in fiscal year 2012 as having been paid in the prior year.

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

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amount recorded against the escrow amounts was $1.2 million and $0 as of June 30, 2012 and September 30, 2011, respectively, and is located in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

We have lines of credit and capital commitments with certain of our portfolio companies that have not been fully drawn or called. Since these commitments have expiration dates and we expect many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit and capital commitments with portfolio companies, we also extend certain guarantees on behalf of some of our portfolio companies during the normal course of business. In January 2012, we executed a guarantee for one of our Control investments, Viapack, to irrevocably and unconditionally guarantee payment and performance of Viapack’s obligations regarding purchase agreements and expenses to one of its vendors. This guarantee was amended in the quarter ended June 30, 2012 to decrease the maximum amount from $0.6 million to $0.3 million and terminates within 30 days written notice not to extend further credit. All other terms remained the same. As of September 30, 2011, we were not party to any signed guarantees.

We estimated the fair value of our unused line of credit commitments, uncalled capital commitment and guarantee as of June 30, 2012 and September 30, 2011 to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the dollar balances of unused line of credit commitments, uncalled capital commitment and guarantee as of June 30, 2012 and September 30, 2011:

	As of June 30, 2012	As of September 30, 2011
Unused line of credit commitments	$8,313	$12,990
Uncalled capital commitment	800	800
Guarantee	300	—

Total	$9,413	$13,790

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Per Common Share Data(A)
Net asset value at beginning of period	$9.62	$11.18	$10.16	$11.85

Net investment income(B)	0.23	0.22	0.69	0.65
Net realized gain (loss) on investments(B)	0.01	—	(0.38)	—
Net unrealized depreciation of investments(B)	(0.53)	(0.90)	(0.76)	(1.66)
Net unrealized (appreciation) depreciation of borrowings(B)	(0.21)	—	(0.19)	0.03
Distributions to common stockholders from net investment income(B)(C)	(0.21)	(0.21)	(0.63)	(0.63)
Repayment of principal on employee notes	—	0.05	0.02	0.10
Stock redemption for repayment on employee notes	—	—	(0.02)	—
Other, net(D)	—	—	0.02	—

Net asset value at end of period	$8.91	$10.34	$8.91	$10.34

Market value at beginning of period	$8.11	$11.31	$6.86	$11.27
Market value at end of period	7.89	9.24	7.89	9.24
Total return(E)	(0.06)%	(16.6)%	24.39%	(13.24)%
Common shares outstanding at end of period	21,000,160	21,039,242	21,000,160	21,039,242
Statement of Assets and Liabilities Data:
Net assets at end of period	$187,013	$217,536	$187,013	$217,536
Average net assets(F)	197,354	228,291	205,115	242,754
Senior Securities Data:
Borrowings under Credit Facility, at cost	87,300	92,200	87,300	92,200
Mandatorily redeemable preferred stock	38,497	—	38,497	—
Asset coverage ratio(G)	251%	336%	251%	336%
Asset coverage per unit(H)	$2,514	$3,358	$2,514	$3,358
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(I)	11.09%	8.13%	10.88%	6.66%
Ratio of net expenses to average net assets-annualized(J)	10.32	7.79	10.25	6.47
Ratio of net investment income to average net assets-annualized	9.86	7.94	9.43	7.47

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
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
(G)

As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.

(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser to the base management and incentive fees and including income tax expense.
(J)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser to the base management and incentive fees and including income tax expense.

NOTE 12. SUBSEQUENT EVENTS

Distributions

In July 2012, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
July 20, 2012	July 31, 2012	$0.07	$0.1484375
August 22, 2012	August 31, 2012	0.07	0.1484375
September 19, 2012	September 28, 2012	0.07	0.1484375

	Total for the Quarter	$0.21	$0.4453125

Investment Activity

Subsequent to June 30, 2012, we extended an aggregate amount of approximately $0.3 million to three existing portfolio companies in revolver draws and received scheduled and unscheduled repayments of $0.5 million from nine portfolio companies. In addition, our loans to Winchester Electronics were paid off early at par for a total of $12.6 million. We received $1.2 million in success fees related to this pay off in July 2012.

Co-Investment Order

In an order dated July 26, 2012, the SEC granted us the relief sought in the exemptive application we had previously filed with the SEC that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation and any future business development company or closed-end management investment company that is advised by our Adviser (or sub-advised by our Adviser if it controls the fund) or any combination of the foregoing.

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

Business Environment

While economic conditions in the U.S. generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions. If these conditions continue to persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. We do not know if market conditions will continue to improve or if adverse conditions will again intensify, and we do not know the full extent to which the economic downturn will affect us. If market instability persists or intensifies, we may experience continued difficulty in raising additional capital.

Despite the challenges during these uncertain economic times, during the nine months ended June 30, 2012, we completed both a preferred stock public offering and a renewal of our $137.0 million line of credit (our “Credit Facility,” defined under “Recent Developments – Renewal of Credit Facility” below). In November 2011, we issued 1.5 million shares of term preferred stock (our “Term Preferred Stock,” defined under “Recent Developments – Term Preferred Stock Offering” below) for gross proceeds of $38.5 million and in January 2012, we closed on an amendment on our Credit Facility to extend its maturity until 2015. In addition, subsequent to June 30, 2012, we have been granted relief by the Securities and Exchange Commission (“SEC”) that expands our ability to co-invest in portfolio companies with certain affiliated investment funds, subject to certain circumstances, which we believe will enhance our ability to further our investment strategy and objectives. We discuss each of the foregoing in detail below under “Recent Developments.”

Market conditions have presumably affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. On July 30, 2012, the closing market price of our common stock was $8.43, a 5.4% discount to our June 30, 2012 net asset value (“NAV”) per common share of $8.91. When our stock trades below NAV, as it has consistently traded over the last three years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 16, 2012, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our Credit Facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to procure external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our Term Preferred Stock is a senior security that is stock.

The continued unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of June 30, 2012, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may continue to be costly or difficult for us to access in the near term. However, we believe that our recent public offering of Term Preferred Stock, our three year renewal on our Credit Facility and our new ability to co-invest with Gladstone Investment Corporation and other affiliated investment funds, will increase our ability to make conservative investments in businesses that we believe will weather the current economic conditions and will be likely to produce attractive long-term returns for our stockholders.

Investment Highlights

During the nine months ended June 30, 2012, we extended an aggregate of $45.1 million of investments to five new portfolio companies and an aggregate of $21.2 million of investments to existing portfolio companies through existing revolver draws, new term notes or additions to term notes and equity. Also, during the nine months ended June 30, 2012, we sold three portfolio companies for aggregate proceeds of approximately $6.5 million, and we received scheduled and unscheduled contractual principal repayments of approximately $40.0 million from existing portfolio companies, including seven early payoffs. Since our initial public offering in August 2001, we have made 316 different loans to, or investments in, 158 companies for a total of approximately $1.1 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the nine months ended June 30, 2012, we extended an aggregate of $28.0 million of investments to two new proprietary portfolio companies (Francis Drilling Fluids, Ltd. (“FDF”) and POP Radio, L.P. (“POP”)), an aggregate of $15.5 million to two new syndicated portfolio companies (Blue Coat Systems, Inc. (“Blue Coat”) and PLATO Learning, Inc. (“PLATO”)) and $1.6 million to Ohana Media Group (“Ohana”), which is a proprietary investment that resulted from a restructuring discussed below. During this period, we also executed the following transactions with certain of our portfolio companies:

Repayments and Exits:

•

During the nine months ended June 30, 2012, borrowers made principal repayments totaling $40.0 million in the aggregate, consisting of $23.2 million of unscheduled early payoffs as well as $16.8 million in contractual amortization, revolver repayments and principal payments. Included in the principal payments were the net proceeds at par from early payoffs by Northern Contours, Inc. (“Northern Contours”) of $6.1 million, Global Materials Technology Inc. (“GMT”) of $2.4 million, RCS Management Holding Co. (“RCS”) of $4.4 million, Ernest Health Inc. (“Ernest Health”) of $2.0 million, Attachmate Corporate (“Attachmate”) of $4.0 million, Global Brass and Copper, Inc. (“Global Brass”) of $2.5 million, and Covad Communications Group, Inc. (“Covad”) of $1.8 million. In relation to these exits, we received $1.1 million in success fees from GMT, $0.9 million in success fees from RCS and $0.8 million from Northern Contours.

•

In December 2011, we sold our investments in Newhall Holdings Inc. (“Newhall”) for net proceeds of $3.3 million, which resulted in a realized loss of $7.4 million recorded in the three months ended December 31, 2011.

Workouts:

•

Effective October 2011, we restructured Sunshine Media Holdings (“Sunshine”), by reducing the interest rates on its line of credit, senior term debt and LOT senior term debt to preserve Sunshine’s capital to further enable it to invest in new and existing initiatives. We have also invested $2.8 million in additional preferred equity and $3.6 million in line of credit draws to Sunshine during the nine months ended June 30, 2012. We placed our investment in Sunshine’s LOT senior term debt on non-accrual status effective January 1, 2012 and the remaining senior term debt and revolver investments on non-accrual status effective April 1, 2012.

•

In November 2011, we invested $1.6 million in Ohana to facilitate its purchase of certain of KMBQ Corporation’s (“KMBQ”) assets out of receivership. In connection with this transaction, we received net proceeds of $1.2 million and recorded a realized loss during the three months ended December 31, 2011 totaling $1.0 million. Ohana replaced KMBQ on our Condensed Consolidated Schedule of Investments as a Non-Control/Non-Affiliate investment at December 31, 2011.

•

Effective January 2012, we restructured our investment in Viapack, Inc. (“Viapack”) by reducing the interest rates on its line of credit, senior real estate term debt and senior term debt to preserve Viapack’s capital to enable it to invest in existing initiatives. We have also invested $2.1 million in line of credit draws to Viapack during the nine months ended June 30, 2012. We placed our investment in Viapack’s LOT senior term debt on non-accrual status effective January 1, 2012.

Refer to Note 12—Subsequent Events in our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to June 30, 2012.

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

Term Preferred Stock Offering

In November 2011, we completed an offering of 1.5 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share under a shelf registration statement on Form N-2 (File No. 333-162592) and pursuant to a prospectus dated July 15, 2011, as supplemented by a final prospectus supplement dated October 28, 2011, which was filed with the SEC on October 31, 2011. Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us were approximately $36.4 million and were used to repay a portion of outstanding borrowings under our Credit Facility. Refer to Note 6—Mandatorily Redeemable Preferred Stock in our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further discussion of our Term Preferred Stock offering.

Co-Investment Order

In an order dated July 26, 2012, the SEC granted us the relief sought in the exemptive application we had previously filed with the SEC that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Invesetment Corporation and any future business development company or closed-end management investment company that is advised by Gladstone Management Corporation, our investment adviser (our “Adviser”), (or sub-advised by our Adviser if it controls the fund) or any combination of the foregoing.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2012, to the Three Months Ended June 30, 2011

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,983	$8,536	$447	5.2%
Other income	978	444	534	120.3

Total investment income	9,961	8,980	981	10.9

EXPENSES
Base management fee	1,561	1,451	110	7.6
Incentive fee	1,217	1,133	84	7.4
Administration fee	175	174	1	0.6
Interest expense	1,167	958	209	21.8
Dividend expense on mandatorily redeemable preferred stock	686	—	686	NM
Amortization of deferred financing fees	252	368	(116)	(31.5)
Professional fees	135	360	(225)	(62.5)
Other general and administrative expenses	281	196	85	43.4

Expenses before credits from Adviser	5,474	4,640	834	18.0
Credits to fees from Adviser	(382)	(194)	(188)	(96.9)

Total expenses net of credits	5,092	4,446	646	14.5

NET INVESTMENT INCOME	4,869	4,534	335	7.4

REALIZED AND UNREALIZED GAIN (LOSS):
Realized gain (loss) on investments	150	(2)	152	NM
Net unrealized depreciation of investments	(11,122)	(18,789)	7,667	40.8
Net unrealized appreciation of borrowings	(4,477)	(53)	(4,424)	NM

Net loss from investments and borrowings	(15,449)	(18,844)	3,395	18.0

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(10,580)	$(14,310)	$3,730	26.1%

NM =     Not Meaningful

Investment Income

Interest income from our investments in debt securities increased for the three months ended June 30, 2012 by 5.2%, as compared to the three months ended June 30, 2011, for several reasons, but primarily due to the increased investment activity during the second half of fiscal year 2011, and a slight increase in our weighted average yield when comparing the quarter ended June 30, 2012 to the prior year quarter. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the quarter ended June 30, 2012 was $317.2 million, compared to $312.0 million for the prior year quarter. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended June 30, 2012 was 11.3%, compared to 10.8% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The weighted average yield on our portfolio increased during the three months ended June 30, 2012 due to the purchase of new proprietary investments during the quarter, and the early payoffs of some of our syndicated loans, which generally bear lower interest rates than our proprietary investments. During the three months ended June 30, 2012, eight portfolio companies were either fully or partially on non-accrual, for an aggregate of $62.4 million at cost, or 16.3% of the aggregate cost of our debt investment portfolio, and during the prior year period, six portfolio companies were on non-accrual, for an aggregate of $30.7 million at cost, or 8.3% of the aggregate cost of our debt investment portfolio.

Other income for the three months ended June 30, 2012 consisted primarily of $0.8 million in success fees received from the early payoff of Northern Contours. In addition, we received prepayment fees in the aggregate of $0.2 million in the quarter ended June 30, 2012 related to early payoffs during the quarter. For the three months ended June 30, 2011, other income consisted primarily of $0.4 million received in a legal settlement related to a prior portfolio company.

The following tables list the investment income from investments in our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2012		Three Months Ended June 30, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,420	8.5%	$804	8.1%
Westlake Hardware, Inc.	19,260	6.4	645	6.5
Midwest Metal Distribution, Inc.	17,595	5.9	559	5.6
Francis Drilling Fluids, Ltd (A)	16,000	5.4	290	2.9
Defiance Integrated Technologies, Inc.	14,364	4.8	202	2.0

Subtotal—five largest investments	92,639	31.0	2,500	25.1
Other portfolio companies	205,948	69.0	7,398	74.3
Other non-portfolio company revenue	—	—	63	0.6

Total investment portfolio	$298,587	100.0%	$9,961	100.0%

	As of June 30, 2011		Three Months Ended June 30, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,605	8.6%	$776	8.7%
Westlake Hardware, Inc.	19,440	6.5	645	7.2
Midwest Metal Distribution, Inc.	16,727	5.6	559	6.2
CMI Acquisition, LLC	14,247	4.8	251	2.8
Winchester Electronics Co.	12,591	4.2	396	4.4

Subtotal—five largest investments	88,610	29.7	2,627	29.3
Other portfolio companies	210,669	70.3	6,251	69.6
Other non-portfolio company revenue	—	—	102	1.1

Total investment portfolio	$299,279	100.0%	$8,980	100.0%

(A)	New investment during the applicable period.

Operating Expenses

Operating expenses, net of credits to fees from our Adviser, increased for the three months ended June 30, 2012 by 14.5%, as compared to the prior year period. This increase was primarily due to an increase in interest expense on our Credit Facility, the distributions on our Term Preferred Stock, and an increase in our base management fee, partially offset by a decrease in professional fees during the quarter ended June 30, 2012.

Interest expense increased for the three months ended June 30, 2012, as compared to the prior year period, primarily due to increased borrowings under our Credit Facility to facilitate our increased investment activity during the three months ended June 30, 2012, as compared to the prior year period. The weighted average balance outstanding on our Credit Facility during the quarter ended June 30, 2012 was approximately $80.6 million, as compared to $63.4 million in the prior year period, an increase of 27.0%.

During the three months ended June 30, 2012, we paid $0.7 million of dividends on our Term Preferred Stock. We classify these dividends as dividend expense on our Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the three months ended June 30, 2011, as our Term Preferred Stock offering occurred in November 2011.

The base management fee increased for the three months ended June 30, 2012, as compared to the prior year period, primarily due to the greater amount of total assets subject to the base management fee that we held, resulting from a net increase in investment production. The increase in incentive fees earned by the Adviser during the three months ended June 30, 2012 is due primarily to increased investment income as compared to the prior year period.

The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2012	2011
Average total assets subject to base management fee(A)	$312,200	$290,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,561	$1,451
Reduction for loan servicing fees	(867)	(814)

Adjusted base management fee	694	637
Credit for fees received by Adviser from the portfolio companies	(280)	(77)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(102)	(117)

Net base management fee	$312	$443

Incentive fee (B)	$1,217	$1,133

Credit for fees received by Adviser from the portfolio companies	(280)	(77)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(102)	(117)

Credit to base management and incentive fees from Adviser(B)	$(382)	$(194)

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

Professional fees decreased by $0.2 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to a decrease in legal fees related to certain portfolio companies.

Realized and Unrealized Gains (Losses) on Investments

Realized Gain

For the three months ended June 30, 2012, we recorded a realized gain on investments of $0.2 million primarily due to realized gains from unamortized discounts on the early payoff of Covad, Attachmate, and Global Brass as well as an escrow receipt from a previously exited investment.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended June 30, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $11.1 million. Over our entire portfolio, the net unrealized depreciation is comprised of approximately $8.4 million on our debt investments and approximately $2.7 million on our equity investments for the three months ended June 30, 2012.

During the prior year period ended June 30, 2011, we recorded net unrealized depreciation of investments in the aggregate amount of $18.8 million. Over our entire portfolio, the net unrealized depreciation consisted of approximately $17.9 million on our debt investments and approximately $0.9 on our equity investments for the three months ended June 30, 2011.

The realized gains and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2012 were as follows:

	Three Months Ended June 30, 2012
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
FedCap Partners, LLC	$—	$1,010	$—	$1,010
Mood Media Corporation	—	278	—	278
Midwest Metal Distribution, Inc.	—	(277)	—	(277)
International Junior Golf Training Acquisition Company	—	(290)	—	(290)
Lindmark Acquisition, LLC	—	(417)	—	(417)
GFRC Holdings, LLC	—	(546)	—	(546)
Viapack, Inc.	—	(560)	—	(560)
Sunburst Media – Louisiana, LLC	—	(600)	—	(600)
CMI Acquisition, LLC	—	(642)	—	(642)
Reliable Biopharmaceutical Holdings, Inc.	—	(1,320)	—	(1,320)
Defiance Integrated Technologies, Inc.	—	(1,597)	—	(1,597)
BAS Broadcasting	—	(1,866)	—	(1,866)
Sunshine Media Holdings	—	(2,789)	—	(2,789)
Other, net (<$250)	150	(1,494)	(12)	(1,356)

Total:	$150	$(11,110)	$(12)	$(10,972)

The largest drivers of our net unrealized depreciation for the three months ended June 30, 2012, were the unrealized depreciation on Sunshine of $2.8 million, BAS Broadcasting of $1.9 million, Defiance Integrated Technologies, Inc. of $1.6 million and Reliable Biopharmaceutical Holdings, Inc. of $1.3 million, which were all due mainly to a decline in these portfolio companies’ financial and operational performance.

The realized losses and net unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2011, were as follows:

	Three Months Ended June 30, 2011
Portfolio Company	Realized Loss	Net Unrealized Appreciation (Depreciation)	Net Gain (Loss)
Midwest Metal Distribution, Inc.	$—	$546	$546
Kansas Cable Holdings, Inc. (formerly known as SCI Cable, Inc.)	—	(252)	(252)
Access Television Network, Inc.	—	(354)	(354)
Sunburst Media – Louisiana, LLC	—	(447)	(447)
Defiance Integrated Technologies, Inc.	—	(1,026)	(1,026)
Lindmark Acquisition, LLC	—	(1,391)	(1,391)
Sunshine Media Holdings	(2)	(3,120)	(3,122)
Viapack, Inc.	—	(3,348)	(3,348)
Newhall Holdings, Inc.	—	(8,759)	(8,759)
Other, net (<$250)	—	(638)	(638)

Total:	$(2)	$(18,789)	$(18,791)

The primary driver in our net unrealized depreciation for the quarter ended June 30, 2011, was the notable depreciation in Newhall of $8.8 million, Viapack of $3.3 million and Sunshine of $3.1 million, which were primarily due to a decline in these portfolio companies’ financial and operational performance.

At June 30, 2012, the fair value of our investment portfolio was less than its cost basis by approximately $95.9 million, and our entire investment portfolio was valued at 75.7% of cost, as compared to cumulative net unrealized depreciation of $84.8 million and a valuation of our entire portfolio at 77.3% of cost at March 31, 2012. This represents net unrealized depreciation of $11.1 million for the three months ended June 30, 2012.

We believe that our aggregate investment portfolio was valued at a depreciated value as of June 30, 2012, due primarily to the general instability of the loan markets and lingering effects of the recent recession on the performances of certain of our portfolio companies. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to common stockholders.

Net Unrealized Appreciation of Borrowings

Net unrealized depreciation (appreciation) of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended June 30, 2012, we recorded a net unrealized appreciation on borrowings of $4.5 million. The Credit Facility was fair valued at $91.8 million and $100.0 million as of June 30, 2012 and September 30, 2011, respectively.

Comparison of the Nine Months Ended June 30, 2012, to the Nine Months Ended June 30, 2011

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$27,257	$23,673	$3,584	15.1%
Other income	3,020	1,714	1,306	76.2

Total investment income	30,277	25,387	4,890	19.3

EXPENSES
Base management fee	4,655	4,164	491	11.8
Incentive fee	3,556	3,395	161	4.7
Administration fee	579	535	44	8.2
Interest expense	3,305	1,316	1,989	151.1
Dividend expense on mandatorily redeemable preferred stock	1,806	—	1,806	NM
Amortization of deferred financing fees	987	1,032	(45)	(4.4)
Professional fees	790	894	(104)	(11.6)
Other general and administrative expenses	1,054	799	255	31.9

Expenses before credits from Adviser	16,732	12,135	4,597	37.9
Credits to fees from Adviser	(956)	(348)	(608)	(174.7)

Total expenses net of credits	15,776	11,787	3,989	33.8

NET INVESTMENT INCOME	14,501	13,600	901	6.6

REALIZED AND UNREALIZED (LOSS) GAIN:
Net realized (loss) gain on investments	(8,062)	3	(8,065)	NM
Net unrealized depreciation of investments	(16,048)	(34,803)	18,755	53.9
Net unrealized (appreciation) depreciation of borrowings	(3,865)	640	(4,505)	(703.9)

Net loss from investments and borrowings	(27,975)	(34,160)	6,185	(41.7)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(13,474)	$(20,560)	$7,086	34.5%

NM = Not Meaningful

Investment Income

Interest income from our investments in debt securities increased for the nine months ended June 30, 2012 by 15.1%, as compared to the nine months ended June 30, 2011, for several reasons, but primarily due to the increased investment activity during the second half of fiscal year 2011, partially offset by a slight decline in our weighted average yield when comparing the nine months ended June 30, 2012 to the prior year period. The increase in investment activity was primarily in syndicated investments, which typically bear lower interest rates than our existing proprietary investments. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended June 30, 2012 was $326.8 million, compared to $277.9 million for the prior year period. The annualized weighted average yield on our interest-bearing investment portfolio for the nine months ended June 30, 2012 was 11.0%, compared to 11.2% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The decrease in the weighted average yield on our portfolio for the nine months ended June 30, 2012 resulted primarily from the restructuring of our debt investments in certain of our portfolio companies to lower interest rates and the purchase of syndicated loans, which generally bear lower interest rates than our existing proprietary debt investments. Investments in syndicated loans increased from 3 to 23 during the nine month period ending June 30, 2011; whereas syndicated loans remained relatively unchanged during the nine month period ending June 30, 2012. During the nine months ended June 30, 2012, eight portfolio companies were either fully or partially on non-accrual, for an aggregate of $62.4 million at cost, or 16.3% of the aggregate cost of our debt investment portfolio, and during the prior year period, six investments were on non-accrual, for an aggregate of $30.7 million at cost, or 8.3% of the aggregate cost of our debt investment portfolio.

Other income for the nine months ended June 30, 2012 consisted primarily of success fees from the early payoffs by GMT of $1.1 million, RCS of $0.9 million and Northern Contours of $0.8 million. In addition, we received $0.2 million in prepayment fees in the aggregate from several early payoffs of portfolio companies. During the nine months ended June 30, 2011, we received $1.0 million in the aggregate in settlements related, in part, to U.S. Healthcare Communications, Inc. and Badanco Acquisition Corp. and $0.6 million in the aggregate in success fees from the exits in Pinnacle Treatment Centers, Inc. (“Pinnacle”) and Interfilm Holdings, Inc. (“Interfilm”).

The following tables list the investment income from investments in our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2012		Nine Months Ended June 30, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,420	8.5%	$2,390	7.9%
Westlake Hardware, Inc.	19,260	6.4	1,941	6.4
Midwest Metal Distribution, Inc.	17,595	5.9	1,683	5.6
Francis Drilling Fluids, Ltd (A)	16,000	5.4	290	1.0
Defiance Integrated Technologies, Inc.	14,364	4.8	615	2.0

Subtotal—five largest investments	92,639	31.0	6,919	22.9
Other portfolio companies	205,948	69.0	23,159	76.5
Other non-portfolio company revenue	—	—	199	0.6

Total investment portfolio	$298,587	100.0%	$30,277	100.0%

	As of June 30, 2011		Nine Months Ended June 30, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,605	9.9%	$2,300	9.1%
Westlake Hardware, Inc.	19,440	9.8	1,934	7.6
Midwest Metal Distribution, Inc.	16,727	9.1	1,676	6.6
CMI Acquisitions, LLC	14,247	5.0	564	2.2
Winchester Electronics Co.	12,591	4.7	1,185	4.7

Subtotal—five largest investments	88,610	38.5	7,659	30.2
Other portfolio companies	210,669	61.5	17,381	68.4
Other non-portfolio company revenue	—	—	347	1.4

Total investment portfolio	$299,279	100.0%	$25,387	100.0%

(A)	New investment during the applicable period.

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, increased for the nine months ended June 30, 2012 by 33.8%, as compared to the prior year period. This increase was primarily due to an increase in interest expense on our Credit Facility, the distributions on our Term Preferred Stock and an increase in the base management fee for the nine months ended June 30, 2012.

Interest expense increased for the nine months ended June 30, 2012, as compared to the prior year period, due primarily to increased borrowings under our Credit Facility to facilitate the increased investment activity during the nine months ended June 30, 2012, as compared to the prior year period. The weighted average balance outstanding on our Credit Facility during the nine months ended June 30, 2012 was approximately $72.3 million, as compared to $32.6 million in the prior year period, an increase of 121.7%.

During the nine months ended June 30, 2012, we paid $1.8 million of dividends on our Term Preferred Stock. We classify these dividends as dividend expense on our Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the nine months ended June 30, 2011, as our Term Preferred Stock offering occurred in November 2011.

The base management fee increased for the nine months ended June 30, 2012, as compared to the prior year period, primarily due to the greater amount of total assets subject to the base management fee that we held resulting from a net increase in investment production. Due to increased syndicated loan holdings, there was an increase in the fee reduction for the voluntary, irrevocable waiver of the 2.0% fee on senior syndicated loans to 0.5% per annum, when compared to the prior year period. A net incentive fee of $3.3 million was earned by the Adviser during the nine months ended June 30, 2012 and 2011, respectively. During the nine month period ended June 30, 2012, the incentive fee was partially waived by the Adviser to ensure distributions to common stockholders are covered entirely by net investment income.

Other general and administrative expenses increased for the nine months ended June 30, 2012, as compared to the prior year period, due to increases in the allowance for doubtful accounts on receivable from certain portfolio companies and also from increases in stockholder related expenses.

The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2012	2011
Average total assets subject to base management fee(A)	$310,300	$277,600
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	$4,655	$4,164
Reduction for loan servicing fees	(2,690)	(2,413)

Adjusted base management fee	1,965	1,751
Credit for fees received by Adviser from the portfolio companies	(333)	(77)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(345)	(250)

Net base management fee	$1,287	$1,424

Incentive fee(B)	3,556	3,395
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(278)	(21)

Net incentive fee	$3,278	$3,374

Credit for fees received by Adviser from the portfolio companies	(333)	(77)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(345)	(250)
Incentive fee credit	(278)	(21)

Credit to base management and incentive fees from Adviser (B)	$(956)	$(348)

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

Realized and Unrealized (Losses) Gains on Investments

Net Realized (Loss) Gain

For the nine months ended June 30, 2012, we recorded a net realized loss on investments of $8.1 million, which primarily consisted of a realized loss of $1.0 million due to the restructure of KMBQ and a realized loss of $7.4 million related to the sale of Newhall, partially offset by $0.2 million of realized gains upon our receipt of escrowed proceeds in connection with our exit in fiscal year 2010 of our investment in ACE Expeditors, Inc. There were $3 in net realized gains for the nine months ended June 30, 2011 primarily due to $0.2 million in realized gains from unamortized discounts on exits during the quarter, partially offset by realized losses in connection with workout expenditures on Sunshine.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the nine months ended June 30, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $16.0 million, which included the reversal of $11.1 million in aggregate unrealized depreciation related to the sale of Newhall and restructure of KMBQ combined and $0.9 million in aggregate net unrealized depreciation related to various early payoffs of portfolio companies during the period. Excluding reversals, we had $28.1 million in net unrealized depreciation for the nine months ended June 30, 2012. Excluding the total reversals of $12.0 million, over our entire portfolio, the net unrealized depreciation is comprised of approximately $25.6 million on our debt investments and approximately $2.5 million on our equity investments for the nine months ended June 30, 2012.

During the nine months ended June 30, 2011, we recorded net unrealized depreciation of investments in the aggregate amount of $34.8 million. Excluding reversals of net unrealized depreciation of $0.3 million, over our entire investment portfolio, we recorded approximately $37.0 million of cumulative net unrealized depreciation on our debt investments, while our equity investments experienced net unrealized appreciation of approximately $1.9 million for the nine months ended June 30, 2011.

The realized (losses) gains and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2012 were as follows:

	Nine Months Ended June 30, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,327)	$—	$9,978	$2,651
FedCap Partners, LLC	—	1,010	—	1,010
Northern Contours, Inc.	—	—	444	444
Midwest Metal Distribution, Inc.	—	404	—	404
Mood Media Corporation	—	384	—	384
WP Evenflo Group Holdings Inc.	—	350	—	350
Vision Solutions, Inc.	—	322	—	322
Global Materials Technologies, Inc.	—	422	(108)	314
RCS Management Holding Company	—	(81)	306	225
KMBQ Corporation	(1,044)	—	1,135	91
Westland Technologies, Inc.	—	(314)	—	(314)
Heartland Communications Group LLC	—	(361)	—	(361)
Defiance Integrated Technologies, Inc.	—	(436)	—	(436)
Kansas Cable Holdings, Inc.	—	(573)	—	(573)
LocalTel, LLC	—	(742)	—	(742)
CMI Acquisitions, LLC	—	(785)	—	(785)
Saunders & Associates	—	(1,085)	—	(1,085)
Precision Acquisition Group Holdings, Inc.	—	(1,170)	—	(1,170)
International Junior Golf Training Acquisition Company	—	(1,305)	—	(1,305)
Lindmark Acquisition, LLC	—	(1,391)	—	(1,391)
Reliable Pharmaceutical Holdings, Inc.	—	(1,417)	—	(1,417)
Sunburst Media – Louisiana, LLC	—	(2,062)	—	(2,062)
Viapack, Inc.	—	(2,261)	—	(2,261)
GFRC Holdings, LLC	—	(3,954)	—	(3,954)
BAS Broadcasting	—	(3,994)	—	(3,994)
Sunshine Media Holdings	—	(9,183)	—	(9,183)
Other, net (<$250)	309	169	250	728

Total:	$(8,062)	$(28,053)	$12,005	$(24,110)

The largest drivers of our net unrealized depreciation for the nine months ended June 30, 2012, were the unrealized depreciation in Sunshine of $9.2 million, GFRC Holdings, LLC of $4.0 million and BAS Broadcasting of $4.0 million, which were all due to a decline in these portfolio companies’ financial and operational performance.

The realized (losses) gains and net unrealized (depreciation) appreciation across our investments for the nine months ended June 30, 2011, were as follows:

	Nine Months Ended June 30, 2011
Portfolio Company	Realized (Loss) Gain	Net Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Defiance Integrated Technologies, Inc.	$—	$2,947	$—	$2,947
Midwest Metal Distribution, Inc.	—	1,182		1,182
Puerto Rico Cable Acquisition Company, Inc.	(16)	—	732	716
WP Evenflo Group Holdings, Inc.	—	352	—	352
Airvana Network Solutions, Inc.	177	387	(216)	348
LocalTel, LLC	—	(386)	—	(386)
International Junior Golf Training Acquisition Company	—	(544)	—	(544)
Sunburst Media – Louisiana, LLC	—	(567)	—	(567)
Legend Communications of Wyoming LLC	—	(655)	—	(655)
Access Television Network, Inc.	—	(659)	—	(659)
Heartland Communications Group	—	(754)	—	(754)
Kansas Cable Holdings, Inc. (formerly known as SCI Cable, Inc.)	—	(785)	—	(785)
GFRC Holdings, LLC	—	(1,390)	—	(1,390)
Viapack, Inc.	—	(3,376)	—	(3,376)
Lindmark Acquisition, LLC	—	(3,852)	—	(3,852)
Newhall Holdings, Inc.	—	(8,814)	—	(8,814)
Sunshine Media Holdings	(158)	(18,360)	—	(18,518)
Other, net (<$250)	—	177	(222)	(45)

Total:	$3	$(35,097)	$294	$(34,800)

The primary driver of our net unrealized depreciation for the nine months ended June 30, 2011, was the notable depreciation in Sunshine, which was primarily due to decline in the portfolio company financial and operational performance and the restructure. During the quarter ended March 31, 2011, as part of the Sunshine restructure, we acquired a controlling equity position, restructured certain of the debt terms, and infused additional equity capital in the form of preferred equity.

At June 30, 2012, the fair value of our investment portfolio was less than its cost basis by approximately $95.9 million, and our entire investment portfolio was valued at 75.7% of cost, as compared to cumulative net unrealized depreciation of $79.9 million, and a valuation of our entire portfolio at 79.1% of cost, at September 30, 2011, representing net unrealized depreciation of $16.0 million for the nine months ended June 30, 2012.

We believe that our aggregate investment portfolio was valued at a depreciated value as of June 30, 2012, due primarily to the general instability of the loan markets and lingering effects of the recent recession on the performances of certain of our portfolio companies. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation of Borrowings

Net unrealized depreciation of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the nine months ended June 30, 2012, we recorded a net unrealized depreciation on borrowings of $3.9 million. The Credit Facility was fair valued at $91.8 million and $100.0 million as of June 30, 2012 and September 30, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2012 was $7.0 million, as compared to net cash used in operating activities of $63.4 million for the nine months ended June 30, 2011. The decrease was primarily due to the decrease in purchases of investments and the increase in sales proceeds when comparing the two periods. Despite a net decrease in investment activity during the nine months ended June 30, 2012, our portfolio size is larger due to originations in the second half of fiscal year 2011, which increased our interest income during the nine months ended June 30, 2012. The majority of cash from operating activities is generated from the interest payments on debt securities that we receive from our portfolio companies. We utilize this cash to primarily fund new investments, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, and other operating expenses.

At June 30, 2012, we had investments in equity of, loans to, or syndicated participations in, 55 private companies with an aggregate cost basis of approximately $394.5 million. At June 30, 2011, we had investments in equity of, loans to, or syndicated participations in, 57 private companies with an aggregate cost basis of approximately $375.2 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2012 and 2011 at fair value:

	Nine Months Ended June 30,
	2012	2011
Beginning investment portfolio at fair value	$302,947	$257,109
New investments	45,050	101,053
Disbursements to existing portfolio companies	21,204	17,593
Scheduled principal repayments (including repayment of PIK)	(6,817)	(5,600)
Unscheduled principal repayments	(33,163)	(34,255)
Proceeds from sales	(6,459)	(777)
Increase in investment balance due to PIK	—	12
Increase in investment balance due to transferred interest	—	204
Net unrealized depreciation	(28,052)	(35,096)
Reversal of prior period net depreciation on realization	12,004	293
Net realized (loss) gain	(8,242)	163
Amortization of premiums and discounts	115	(1,420)

Ending investment portfolio at fair value	$298,587	$299,279

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2012.

		Amount
For the remaining three months ending September 30:	2012	$13,819
For the fiscal year ending September 30:	2013	116,114
	2014	57,649
	2015	28,538
	2016	75,452
	Thereafter	91,207

	Total contractual repayments	$382,779
	Investments in equity securities	12,983
	Adjustments to cost basis on debt securities	(1,260)

	Total cost basis of investments held at June 30, 2012:	$394,502

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2012 was $9.6 million and consisted primarily of net repayments on the Credit Facility of $12.1 million, distributions to common stockholders of $13.2 million, and deferred financing fees related to our Term Preferred Stock offering in November 2011 of $2.2 million and the renewal of our Credit Facility in January 2012 of $1.4 million. These financing activities were offset by proceeds from the issuance of Term Preferred Stock of $38.5 million during this nine month period. Net cash provided by financing activities for the nine months ended June 30, 2011 was $63.5 million and consisted primarily of net borrowings from the Credit Facility of $75.4 million, partially offset by distributions to stockholders of $13.3 million.

Distributions

To qualify as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the nine months from October 2011 through June 2012. In July 2012, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August and September 2012. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the fiscal year ended September 30, 2011, which includes the nine months ended June 30, 2011, our distributions to common stockholders totaled approximately $17.7 million. Distributions to common stockholders declared for the fiscal year ended September 30, 2011 were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending September 30, 2012 will be determined at year end and cannot be determined at this time.

We also declared and paid monthly cash distributions of $0.13359375 per share of our Term Preferred Stock for a prorated portion of November 2011 and $0.1484375 per share of our Term Preferred Stock for each of the seven months from December 2011 through June 2012. In July 2012, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of July, August and September 2012. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

On October 20, 2009, we filed a registration statement (the “Registration Statement”) on Form N-2 (File No. 333-162592) that was amended on December 9, 2009, and which the SEC declared effective on January 28, 2010. Post-effective amendments dated July 13, 2011 (declared effective by the SEC on July 15, 2011) and dated June 4, 2012 (declared effective by the SEC on June 11, 2012) were also filed under this registration statement. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. To date, under the Registration Statement, we have issued $38.5 million in Term Preferred Stock and have entered into an agreement described in greater detail below, to potentially issue up to 2.0 million shares of common stock from time to time in the future.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per common share, as it has periodically traded over the last three years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of June 30, 2012, our NAV per common share was $8.91 and as of July 30, 2012 our closing market price was $8.43 per share. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering. The asset coverage requirement of a BDC under the 1940 Act effectively limits our ratio of debt to equity to 1:1. To the extent that we are unable to raise capital through the issuance of equity, our ability to raise capital through the issuance of debt may also be inhibited to the extent of the regulatory debt to equity ratio limits.

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

Term Preferred Stock

Pursuant to our Registration Statement, in November 2011, we completed an offering of 1.5 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us were approximately $36.4 million and were used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as an asset in accordance with GAAP and amortized over the redemption period ending December 31, 2016.

Our Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. The Term Preferred Stock has a preference over our common stock with respect to these dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the Term Preferred Stock have been paid in full. In addition, there are two other potential redemption triggers for our Term Preferred Stock: (1) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger; and (2) at our sole option, at any time on or after December 31, 2012.

The Term Preferred Stock has been recorded as a liability in accordance with GAAP and as such affects our asset coverage, exposing us to additional leverage risks. In addition, the Term Preferred Stock is not convertible into our common stock or any other security. The Term Preferred Stock is traded under the NASDAQ with a trading symbol of “GLADP.”

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending September 30, 2012, 2013, 2014, and 2015. Business Loan is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, distribution payout, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2002, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2012 and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $225.5 million, an asset coverage of 251.2% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 20 obligors in the borrowing base and as of June 30, 2012, Business Loan had 37 obligors. As of June 30, 2012, we were in compliance with all of the facility covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit and capital commitments with certain of our portfolio companies that have not been fully drawn or called, respectively. Since these commitments have expiration dates and we expect many will never be fully drawn or called, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit and capital commitments with our portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some our portfolio companies. As of June 30, 2012, we had one guarantee outstanding to Viapack up to a maximum of $0.3 million. As of June 30, 2012, we have not been required to make any payments on this guarantee and we consider the credit risks to be remote and the fair value of the guarantee to be minimal. As of September 30, 2011, we were not party to any signed guarantees.

We estimate the fair value of our unused line of credit commitments, uncalled capital commitment, and guarantee as of June 30, 2012 to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table shows our contractual obligations as of June 30, 2012 at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility (B)	$—	$87,300	$—	$—	$87,300
Term Preferred Stock, $0.001 par value, $25 liquidation preference; 4,000,000 authorized and 1,539,882 shares issued and outstanding	—	—	38,497	—	38,497
Interest on debt obligations(C)	7,763	16,051	1,372	—	25,186

Total	$7,763	$103,351	$39,869	$—	$150,983

(A)	Excludes our unused line of credit commitments, uncalled capital commitment and guarantee to our portfolio companies in an aggregate amount of $9.4 million, further discussed above.
(B)	Principal balance of borrowings under our Credit Facility, based on the current contractual maturity due to the revolving nature of the facility.
(C)

Includes estimated interest payments on our Credit Facility and dividend obligations on the Term Preferred Stock. The amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2012. Dividend payments on the Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

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

As of June 30, 2012 and September 30, 2011, all of our investments were valued using Level 3 inputs. See Note 3–Investments in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

Valuation Methods:

Publicly traded securities: We determine the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of June 30, 2012 and September 30, 2011, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price (which are non-binding). In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable. In general, if we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent the Adviser has ready access to such qualified information.

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

As of June 30, 2012 and September 30, 2011, we determined that the indicative bid prices were reliable indicators of fair value for our syndicated investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), we have defined our “unit of account” at the investment level (either debt or equity) and as such determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(4)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: We generally value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund.

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

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on our scale is equal to a BBB or Baa2 on an NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest and principal is no longer collectable. At June 30, 2012, eight portfolio companies were either fully or partially on non-accrual with an aggregate cost basis of approximately $62.4 million, or 16.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.3 million, or 1.9% of the fair value of all debt investments in our portfolio. At September 30, 2011, eight portfolio companies were on non-accrual with an aggregate cost basis of approximately $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.3 million, or 1.8% of the fair value of all debt investments in our portfolio. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2012 and September 30, 2011, representing approximately 76.9% and 75.7%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2012	2011
Highest	10	9.0
Average	5.8	5.5
Weighted Average	5.5	5.3
Lowest	1.0	1.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at June 30, 2012 and September 30, 2011, representing approximately 14.4% and 19.1%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2012	2011
Highest	B+/B1	B+/B1
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	NR/Caa1	NR/Caa2

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. At June 30, 2012 and September 30, 2011, these loans represented 8.7% and 5.2%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2012	2011
Highest	7.0	7.0
Average	5.0	5.0
Weighted Average	4.9	5.0
Lowest	4.0	4.0

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At June 30, 2012, eight portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of $62.4 million, or 16.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $5.3 million, or 1.9% of the fair value of all debt investments in our portfolio. At September 30, 2011, eight portfolio companies were on non-accrual with an aggregate debt cost basis of $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $5.3 million, or 1.8% of the fair value of all debt investments in our portfolio.

As of June 30, 2012 and September 30, 2011, we had 25 and 27 original issue discount (“OID”) loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.1 million and $0.3 million for the three and nine months ended June 30, 2012, respectively, as compared to $64 and $0.1 million for the three and nine months ended June 30, 2011, respectively. The unamortized balance of OID investments as of June 30, 2012 and September 30, 2011 totaled $1.3 million and $1.5 million, respectively.

As of June 30, 2012, we had one investment that bore PIK interest and as of September 30, 2011, we had no investments that bore PIK interest. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded $6 of PIK income during the three and nine months ended June 30, 2012, as compared to $4 and $12 for the three and nine months ended June 30, 2011, respectively.

We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. There were no such transfers during the three and nine months ended June 30, 2012. We transferred past due interest to the principal balance of $0 and $0.2 million for both the three and nine months ended June 30, 2011, respectively.

Other Income Recognition

We record success fees upon receipt. Success fees are typically contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $2.8 million of success fees during the nine months ended June 30, 2012, which resulted from our exit of GMT, RCS, and Northern Contours. We recorded $0.6 million of success fees during the nine months ended June 30, 2011, which resulted from our exits of Pinnacle and Interfilm.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% made at variable rates. As of June 30, 2012, our portfolio consisted of the following at cost:

88.2%	variable rates with a floor
5.5%	variable rates without a floor or ceiling
6.3%	fixed rates

100.0%	total

All of our variable-rate loans have rates associated with either the current LIBOR or prime rate.

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2012 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the SEC on November 14, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our capital stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Post-Effective Amendment No. 7 to our Registration Statement on Form N-2 (File No. 333-162592), as filed with the SEC on June 4, 2012 and declared effective June 11, 2012.

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

Date: August 1, 2012

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