Form 10-Q
period 2012-12-31
GLADSTONE CAPITAL CORP
filed 2013-01-29
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of January 28, 2013 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2012	September 30, 2012
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $268,204 and $268,500, respectively)	$236,753	$237,135
Control investments (Cost of $88,485 and $96,521, respectively)	33,760	36,825

Total investments at fair value (Cost of $356,689 and $365,021, respectively)	270,513	273,960
Cash and cash equivalents	11,555	10,155
Restricted cash	1,488	507
Interest receivable	2,664	2,696
Due from custodian	2,865	2,177
Deferred financing costs	2,700	2,957
Other assets	696	950

TOTAL ASSETS	$292,481	$293,402

LIABILITIES
Borrowings at fair value (Cost of $55,800 and $58,800, respectively)	$57,781	$62,451
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized; 1,539,882 shares issued and outstanding at December 31 and September 30, 2012, respectively	38,497	38,497
Accounts payable and accrued expenses	395	475
Interest payable	173	185
Fees due to Adviser(A)	1,784	1,830
Fee due to Administrator(A)	150	174
Other liabilities	1,181	1,226

TOTAL LIABILITIES	$99,961	$104,838

Commitments and contingencies(B)
NET ASSETS	$192,520	$188,564

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 21,000,160 shares issued and outstanding at December 31 and September 30, 2012, respectively	$21	$21
Capital in excess of par value	324,714	324,714
Notes receivable from employees(A)	(3,024)	(3,024)
Cumulative net unrealized depreciation on investments	(86,176)	(91,061)
Cumulative net unrealized appreciation on borrowings	(1,981)	(3,651)
Overdistributed net investment income	(474)	(474)
Accumulated net realized losses	(40,560)	(37,961)

TOTAL NET ASSETS	$192,520	$188,564

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$9.17	$8.98

(A)	Refer to Note 4—Related Party Transactions for additional information.

(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,314	$7,889
Control investments	812	1,358
Cash and cash equivalents	1	6
Notes receivable from employees(A)	53	67

Total interest income	8,180	9,320
Other income
Non-Control/Non-Affiliate investments	1,648	—

Total investment income	9,828	9,320

EXPENSES
Base management fee(A)	1,432	1,556
Incentive fee(A)	1,215	1,035
Administration fee(A)	150	195
Interest expense on borrowings	856	1,139
Dividend expense on mandatorily redeemable preferred stock	686	434
Amortization of deferred financing fees	256	457
Professional fees	258	292
Other general and administrative expenses	317	244

Expenses before credits from Adviser	5,170	5,352
Credits to fees from Adviser(A)	(201)	(450)

Total expenses net of credits	4,969	4,902

NET INVESTMENT INCOME	4,859	4,418

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss:
Non-Control/Non-Affiliate investments	(641)	(8,249)
Control investments	(2,407)	—

Total net realized loss	(3,048)	(8,249)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(86)	6,618
Control investments	4,971	(4,375)
Borrowings	1,670	299

Total net unrealized appreciation	6,555	2,542

Net realized and unrealized gain (loss)	3,507	(5,707)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,366	$(1,289)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and diluted	$0.40	$(0.06)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	21,000,160	21,038,590

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
OPERATIONS:
Net investment income	$4,859	$4,418
Net realized loss on investments	(3,048)	(8,249)
Net unrealized appreciation of investments	4,885	2,243
Net unrealized depreciation of borrowings	1,670	299

Net increase (decrease) in net assets resulting from operations	8,366	(1,289)

DISTRIBUTIONS:
Distributions to common stockholders	(4,410)	(4,418)

CAPITAL TRANSACTIONS:
Stock redemption for repayment of principal on employee notes(A)	—	(155)
Repayment of principal on employee notes(A)	—	158

Net increase in net assets from capital transactions	—	3

NET INCREASE (DECREASE) IN NET ASSETS	3,956	(5,704)

NET ASSETS, BEGINNING OF PERIOD	188,564	213,720

NET ASSETS, END OF PERIOD	$192,520	$208,016

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$8,366	$(1,289)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(51,818)	(11,251)
Principal repayments on investments	50,596	10,780
Proceeds from sale of investments	5,918	4,489
Net change in premiums, discounts and amortization	474	(74)
Net realized loss on investments	3,162	8,400
Net unrealized appreciation on investments	(4,885)	(2,243)
Net unrealized depreciation on borrowings	(1,670)	(299)
Increase in restricted cash	(981)	(1,225)
Amortization of deferred financing fees	257	457
Decrease in interest receivable	32	132
(Increase) decrease in due from custodian	(688)	877
Decrease in other assets	254	273
(Decrease) increase in accounts payable and accrued expenses	(80)	11
Decrease in interest payable	(12)	(84)
Decrease in fees due to Adviser(A)	(46)	(346)
(Decrease) increase in fee due to Administrator(A)	(24)	1
(Decrease) increase in other liabilities	(45)	917

Net cash provided by operating activities	8,810	9,526

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	44,000	11,000
Repayments on borrowings	(47,000)	(53,500)
Proceeds from issuance of mandatorily redeemable preferred stock	—	38,497
Deferred financing fees	—	(2,068)
Distributions paid to common stockholders	(4,410)	(4,418)
Receipt of principal on employee notes	—	3

Net cash used in financing activities	(7,410)	(10,486)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,400	(960)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,155	6,732

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,555	$5,772

NON-CASH ACTIVITIES(B)	$—	$155

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Redemption of 20,000 shares of common stock as consideration to reduce the principal balance of an employee loan by $155. Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS:

Non-syndicated Loans:

AG Transportation Holdings, LLC	Cargo Transport	Senior Subordinated Term Debt (13.3%, Due 3/2018) (I)	$13,000	$12,757	$12,756
		Member Profit Participation (20% ownership) (I) (G)		1,000	1,000
		Profit Participation Warrants (7% ownership) (I) (G)		244	244

				14,001	14,000

Allen Edmonds Shoe Corporation	Personal and non-durable consumer products	Senior Subordinated Term Debt (11.3%, Due 12/2015) (I)	19,483	19,483	19,483

Allison Publications, LLC	Printing and publishing	Senior Term Debt (10.5% and 2.0% PIK, Due 9/2013) (D)	7,464	7,464	7,165

BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	1,493

Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $72 available (7.3%, Due 11/2013) (D)	378	378	227

CMI Acquisition, LLC	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (14.0%, Due 12/2016) (D)	14,265	14,265	13,694

FedCap Partners, LLC	Private equity fund	Class A Membership Units (80 units (6.7% ownership)) (G) (J)		2,000	2,963

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017) (D)	15,000	15,000	14,925
		Preferred Units (999 units) (F) (G)		999	548
		Common Units (999 units) (F) G)		1	—

				16,000	15,473

GFRC Holdings, LLC	Buildings and real estate	Senior Term Debt (10.5%, Due 12/2013) (D)	5,024	5,024	2,261
		Senior Subordinated Term Debt (13.0%, Due 12/2013) (D)	6,598	6,598	2,969

				11,622	5,230

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2013) (D)	100	100	42
		Line of Credit, $55 available (10.0%, Due 3/2013) (D)	45	45	19
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,343	4,338	1,824
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

				4,549	1,885

International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $0 available (11.0%, Due 5/2014) (D)	2,250	2,250	1,508
		Senior Term Debt (10.5%, Due 5/2014) (D)	461	461	309
		Senior Term Debt (12.5%, Due 5/2014) (C)(D)	2,500	2,500	1,675

				5,211	3,492

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 6/2013) (D)	8,390	8,390	3,566

North American Aircraft Services, LLC	Aerospace and defense	Line of Credit, $500 available (6.5%, Due 1/2013) (D)	1,500	1,500	1,496
		Senior Term Debt (7.5%, Due 8/2016) (D)	4,014	4,014	4,004
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,738
		Senior Subordinated Term Debt (12.5%, Due 8/2016) (D)	2,820	2,820	2,813
		Common Stock Warrants (35,000 shares) (F) (G)		350	361

				13,434	13,412

Northstar Broadband, LLC	Broadcasting and entertainment	Senior Term Debt (0.7%, Due 12/2012) (D) (K)	5	5	5

Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016) (D)	1,570	1,570	1,492

POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017) (D)	11,356	11,356	11,356
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017) (D)	500	430	499
		Participation Unit (2.4% ownership) (F)(G)		75	—

				11,861	11,855

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (13.0%, Due 3/2013) (D)	1,000	1,000	823
		Senior Term Debt (13.0%, Due 3/2013) (D)	4,125	4,125	3,393
		Senior Term Debt (13.0%, Due 3/2013) (C) (D)	4,053	4,053	3,334

				9,178	7,550

PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014) (C) (D)	2,400	2,400	2,376

Reliable Biopharmaceutical Holdings, Inc.	Healthcare, education and childcare	Line of Credit, $200 available (9.0%, Due 6/2014) (D)	3,800	3,800	3,477
		Mortgage Note (9.5%, Due 12/2014) (D)	7,049	7,048	6,449
		Senior Term Debt (12.0%, Due 12/2014) (C) (D)	11,422	11,422	10,451
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,490
		Common Stock Warrants (764 shares) (F) (G)		209	—

				28,479	25,867

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013) (D)	$917	$917	$797
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	7,784

				9,864	8,581

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013) (D)	6,000	6,000	2,205

Thibaut Acquisition Co.	Home and office furnishings, housewares and durable consumer products	Line of Credit, $850 available (9.0%, Due 1/2014) (D)	150	150	150
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	2,894	2,894	2,890

				3,044	3,040

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016) (D)	1,450	1,450	1,428
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,940
		Common Stock Warrants (77,287 shares) (F) (G)		350	343

				5,800	5,711

Subtotal – Non-syndicated loans				$202,463	$170,765

Syndicated Loans:
Airvana Network Solutions, Inc.	Telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E) (K)	$405	$391	$405

Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.0%, Due 2/2018) (E)	1,000	992	1,000

Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016) (E)	7,388	7,283	7,240

Applied Systems, Inc.	Insurance	Senior Subordinated Term Debt (9.5%, Due 6/2017) (E)	1,000	992	1,005

Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017) (E)	1,000	976	997

Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	996	950

First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019) (E)	4,500	4,466	4,455

Hubbard Radio, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	496	508

John Henry Holdings, Inc.	Containers, packaging and glass	Senior Subordinated Term Debt (10.3%, Due 5/2019) (E)	5,000	4,875	4,875

National Surgical Hospitals, Inc.	Healthcare, education and childcare	Senior Term Debt (8.3%, Due 2/2017) (E)	1,622	1,597	1,581

PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019) (E)	5,000	4,906	4,850

Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018) (E)	500	496	500

Springs Window Fashions, LLC	Personal and non-durable consumer products	Senior Term Debt (11.3%, Due 11/2017) (E)	7,000	6,858	6,825

SRAM, LLC	Leisure, amusement, motion pictures and entertainment	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,479	2,525

SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019) (E)	4,000	3,921	3,940

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0%, Due 5/2016) (E)	9,850	9,703	9,764

Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,929	10,835

Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.0%, Due 6/2018) (E)	3,000	2,941	2,970

WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Equity (333 shares) (F) (G)		333	470
		Junior Preferred Equity (111 shares) (F) (G)		111	168
		Common Stock (1,874 shares) (F) (G)		—	125

				444	763

Subtotal - Syndicated loans				$65,741	$65,988

Total Non-Control/Non-Affiliate Investments (represented 87.5% of total investments at fair value)				$268,204	$236,753

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:

Defiance Integrated Technologies, Inc.	Automobile	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	$7,105	$7,105	$7,105
		Common Stock (15,500 shares) (F) (G)		1	2,916

				7,106	10,021

Kansas Cable Holdings, Inc.	Broadcasting and entertainment	Line of Credit, $0 available (10.0%, Due 10/2012) (D) (H) (L)	975	966	5
		Senior Term Debt (10.0%, Due 10/2012) (D) (H) (L)	1,500	1,444	7
		Senior Term Debt (10.0%, Due 10/2012) (D) (H) (L)	1,039	1,000	5
		Common Stock (100 shares) (F) (G)		—	—

				3,410	17

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (11.0%, Due 10/2017)(D)(H)	10,000	10,000	500
		Senior Subordinated Term Debt (13.0%, Due 10/2017)(D) (H)	2,000	2,000	100
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	2,109	2,109	105
		Common Stock (100 shares) (F) (G)		317	—

				14,426	705

LocalTel, LLC	Printing and publishing	Line of credit, $16 available (10.0%, Due 6/2013) (F) (H)	2,834	2,834	621
		Line of Credit, $1,830 available (4.7%, Due 6/2013) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2013) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2013) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2013) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

				9,767	621

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,275	17,847
		Common Stock (501 shares) (F) (G)		138	—

				18,413	17,847

Sunshine Media Holdings	Printing and publishing	Line of credit, $300 available (4.8%, Due 8/2014) (D) (H)	1,700	1,700	263
		Senior Term Debt (4.8%, Due 5/2016) (D) (H)	16,948	16,948	2,627
		Senior Term Debt (5.5%, Due 5/2016) (C) (D) (H)	10,700	10,700	1,659
		Junior Preferred Equity (15,270 shares) (F) (G)		5,275	—
		Common Stock (1,867 shares) (F) (G)		740	—

				35,363	4,549

Total Control Investments (represented 12.5% of total investments at fair value)				$88,485	$33,760

Total Investments				$356,689	$270,513

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent cash interest rates in effect at December 31, 2012, and due dates represent the contractual maturity date. If applicable, paid in kind (“PIK”) interest rates are noted separately from the cash interest rates.

(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near December 31, 2012, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended December 31, 2012, best represents fair value as of December 31, 2012.
(J)	There are certain limitations on our ability to transfer our units owned prior to dissolution of the entity, which must occur no later than May 3, 2020.
(K)	Security was paid off, at par, subsequent to December 31, 2012, and was valued based on the payoff.
(L)	Subsequent to December 31, 2012, maturity date was extended until March 31, 2013.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:

Non-syndicated Loans:

Access Television Network, Inc.	Broadcasting and entertainment	Senior Term Debt (14.0%, Due 2/2011) (D) (H)	$903	$903	$—

Allison Publications, LLC	Printing and publishing	Senior Term Debt (10.5%, Due 9/2013) (D)	7,864	7,864	7,510

BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	1,866

Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $12 available (7.3%, Due 11/2012) (D)	438	438	285

CMI Acquisition, LLC	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (14.0%, Due 12/2016) (D)	14,265	14,265	13,766

FedCap Partners, LLC	Private equity fund	Class A Membership Units (80 units (6.7% ownership)) (G)(J)		2,000	2,964

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017) (D)	15,000	15,000	14,906
		Preferred Units (999 units) (F) (G)		999	479
		Common Units (999 units) (F) (G)		1	—

				16,000	15,385

GFRC Holdings, LLC	Buildings and real estate	Senior Term Debt (10.5%, Due 12/2013) (D)	5,124	5,124	2,587
		Senior Subordinated Term Debt (13.0%, Due 12/2013) (D)	6,598	6,598	3,332

				11,722	5,919

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2013) (D)	100	100	40
		Line of Credit, $55 available (10.0%, Due 3/2013) (D)	45	45	18
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,342	4,333	1,737
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

				4,544	1,795

International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $225 available (11.0%, Due 5/2014) (D)	2,025	2,025	1,154
		Senior Term Debt (10.5%, Due 5/2014) (D)	461	461	263
		Senior Term Debt (12.5%, Due 5/2014) (C)(D)	2,500	2,500	1,425

				4,986	2,842

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 6/2013) (D)	8,661	8,661	4,547

North American Aircraft Services, LLC	Aerospace and defense	Line of Credit, $500 available (6.5%, Due 10/2012) (D)	1,500	1,500	1,489
		Senior Term Debt (7.5%, Due 8/2016) (D)	4,265	4,265	4,233
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,714
		Senior Subordinated Term Debt (12.5%, Due 8/2016) (D)	2,820	2,820	2,799
		Common Stock Warrants (35,000 shares) (F) (G)		350	399

				13,685	13,634

Northstar Broadband, LLC	Broadcasting and entertainment	Senior Term Debt (0.7%, Due 12/2012) (D)	20	18	20

Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016) (D)	1,590	1,590	1,463

POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017) (D)	11,500	11,500	11,486
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017) (D)	500	428	498
		Participation Unit (2.4% ownership) (F)(G)		75	—

				12,003	11,984

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (13.0%, Due 3/2013) (D)	1,000	1,000	830
		Senior Term Debt (13.0%, Due 3/2013) (D)	4,125	4,125	3,424
		Senior Term Debt (13.0%, Due 3/2013) (C) (D)	4,053	4,053	3,364

				9,178	7,618

PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014) (C) (D)	2,550	2,550	2,486

Reliable Biopharmaceutical Holdings, Inc.	Healthcare, education and childcare	Line of Credit, $1,100 available (9.0%, Due 1/2013) (D)	2,900	2,900	2,690
		Mortgage Note (9.5%, Due 12/2014) (D)	7,074	7,074	6,562
		Senior Term Debt (12.0%, Due 12/2014) (C) (D)	11,452	11,452	10,622
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,565
		Common Stock Warrants (764 shares) (F) (G)		209	—

				27,635	25,439

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013) (D)	$917	$917	$807
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	7,873

				9,864	8,680

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013) (D)	6,000	6,000	2,250

Thibaut Acquisition Co.	Home and office furnishings, housewares and durable consumer products	Line of Credit, $650 available (9.0%, Due 1/2014) (D)	350	350	347
		Senior Term Debt (8.5%, Due 1/2014) (I)	25	25	25
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,985

				3,375	3,357

Westlake Hardware, Inc.	Retail store	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,720

				20,000	19,360

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016) (D)	1,650	1,650	1,617
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,920
		Common Stock Warrants (77,287 shares) (F) (G)		350	228

				6,000	5,765

Subtotal – Non-syndicated loans				$190,746	$158,935

Syndicated Loans:
Airvana Network Solutions, Inc.	Telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$1,071	$1,036	$1,070

Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.0%, Due 2/2018) (E)	1,000	992	990

Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016) (E)	7,406	7,295	7,258

Applied Systems, Inc.	Insurance	Senior Subordinated Term Debt (9.5%, Due 6/2017) (E)	1,000	992	995

Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017) (E)	1,000	975	998

Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	996	870

Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (11.5%, Due 8/2018) (E) (I)	8,500	8,497	8,500

HGI Holding, Inc.	Personal and non-durable consumer products	Senior Term Debt (6.8%, Due 10/2016) (E)	1,566	1,539	1,574

Hubbard Radio, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	496	508

Keypoint Government Solutions, Inc.	Personal, food and miscellaneous services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,364	6,340	6,364

Mood Media Corporation	Electronics	Senior Term Debt (10.3%, Due 11/2018) (E) (I)	8,000	7,930	8,000

National Surgical Hospitals, Inc.	Healthcare, education and childcare	Senior Term Debt (8.3%, Due 2/2017) (E)	1,662	1,596	1,581

PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019) (E)	5,000	4,903	4,850

Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018) (E)	500	496	500

Springs Window Fashions, LLC	Personal and non-durable consumer products	Senior Term Debt (11.3%, Due 11/2017) (E)	7,000	6,853	6,825

SRAM, LLC	Leisure, amusement, motion pictures and entertainment	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,478	2,538

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0%, Due 5/2016) (E)	9,875	9,719	9,776

Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,926	10,945

Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.0%, Due 6/2018) (E) (I)	3,000	2,974	3,000

WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (8.0%, Due 2/2013) (E)	277	277	274
		Senior Preferred Equity (333 shares) (F) (G)		333	460
		Junior Preferred Equity (111 shares) (F) (G)		111	164
		Common Stock (1,874 shares) (F) (G)		—	160

				721	1,058

Subtotal - Syndicated loans				$77,754	$78,200

Total Non-Control/Non-Affiliate Investments (represented 86.6% of total investments at fair value)				$268,500	$237,135

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:

Defiance Integrated Technologies, Inc.	Automobile	Senior Term Debt (11.0%, Due 4/2013) (C) (F)	$7,185	$7,185	$7,185
		Common Stock (15,500 shares) (F) (G)		1	4,113

				7,186	11,298

Kansas Cable Holdings, Inc.	Broadcasting and entertainment	Line of Credit, $56 available (10.0%, Due 10/2012) (D) (H)	919	910	8
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,500	1,444	13
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,039	1,000	9
		Common Stock (100 shares) (F) (G)		—	—

				3,354	30

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (11.0%, Due 10/2017)(D)(H)	10,000	10,000	750
		Senior Subordinated Term Debt (13.0%, Due 10/2017)(D) (H)	2,000	2,000	150
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,909	1,909	143
		Common Stock (100 shares) (F) (G)		317	—

				14,226	1,043

LocalTel, LLC	Printing and publishing	Line of credit, $226 available (10.0%, Due 6/2013) (F) (H)	2,624	2,624	548
		Line of Credit, $1,830 available (4.7%, Due 6/2013) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2013) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2013) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2013) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

				9,557	548
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,272	17,824
		Common Stock (501 shares) (F) (G)		138	—

				18,410	17,824

Sunshine Media Holdings	Printing and publishing	Line of credit, $200 available (4.8%, Due 8/2014) (D) (H)	1,800	1,800	270
		Senior Term Debt (4.8%, Due 5/2016) (D) (H)	16,948	16,948	2,542
		Senior Term Debt (5.5%, Due 5/2016) (C) (D) (H)	10,700	10,700	1,605
		Junior Preferred Equity (15,270 shares) (F) (G)		5,275	—
		Common Stock (1,867 shares) (F) (G)		740	—

				35,463	4,417

Viapack, Inc.	Chemicals, plastics and rubber	Line of Credit, $0 available (6.5%, Due 3/2013) (D)	3,800	3,800	760
		Senior Real Estate Term Debt (5.0%, Due 3/2014) (D)	600	600	120
		Senior Term Debt (6.2%, Due 3/2014) (C) (D) (H)	3,925	3,925	785
		Preferred Equity (100 shares) (F) (G)		—	—
		Guarantee ($300)

				8,325	1,665

Total Control Investments (represented 13.4% of total investments at fair value)				$96,521	$36,825

Total Investments (K)				$365,021	$273,960

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent cash interest rates in effect at September 30, 2012, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates.

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
(K)

Cumulative gross unrealized depreciation for federal income tax purposes is $98.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $6.1 million. Cumulative net unrealized depreciation is $92.6 million, based on a tax cost of $366.6 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the General Corporation Law of the State of Maryland on May 30, 2001, and completed an initial public offering on August 23, 2001. The terms “the Company,” “we,” “our,” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objectives are to (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning our portfolio of investments in connection with our line of credit.

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

The financial statements of the foregoing two subsidiaries are consolidated with those of ours.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2012, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2012.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (our “Board of Directors”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

The Adviser uses generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time, the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When the Adviser obtains these specific third-party appraisals, the Adviser uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

The Policy, summarized below, applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of December 31 and September 30, 2012, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Adviser values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, the Adviser assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if the Adviser concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, the Adviser bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Adviser uses the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent it has ready access to such qualified information.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, the Adviser develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Adviser believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of December 31 and September 30, 2012, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported); the Adviser determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Adviser may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer together. Applying the liquidity waterfall approach to all of the investments of an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Adviser generally references industry statistics and may use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once the Adviser has estimated the TEV of the issuer, it will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the net asset value (“NAV”) provided by the non-control fund.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Adviser might reasonably expect us to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At December 31, 2012, four portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $56.6 million, or 16.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.9 million, or 2.3% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio.

As of December 31 and September 30, 2012, we had 23 and 24 original issue discount (“OID”) loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $72 and $82 for the three months ended December 31, 2012 and 2011, respectively. The unamortized balance of OID investments as of December 31 and September 30, 2012 totaled $1.4 million and $1.1 million, respectively.

As of December 31, 2012, we had two investments that bore PIK interest and as of September 30, 2012, we had one investment that bore PIK interest. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded $53 and $0 of PIK income during the three months ended December 31, 2012 and 2011, respectively. We collected $0 PIK interest in cash for the three months ended December 31, 2012 and 2011, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $1.1 million of success fees during the three months ended December 31, 2012, which resulted from our exit of Westlake Hardware, Inc. We did not record any success fees during the three months ended December 31, 2011. As of December 31, 2012, we have an aggregate off-balance sheet success fee receivable of approximately $12.2 million on our accruing debt securities.

During the three months ended December 31, 2012, we recognized an aggregate of $0.5 million in prepayment fees which resulted from the early payoffs of four of our syndicated loans during the period. We did not recognize any prepayment fees for the three months ended December 31, 2011.

Both success and prepayment fees are recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3— inputs to the valuation methodology are unobservable and reflect assumptions that market participants would use when pricing the asset or liability. Level 3 inputs can include the Adviser’s own assumptions based upon the best available information.

As of December 31 and September 30, 2012, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2012 and 2011, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the investments carried at fair value as of December 31 and September 30, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2012	September 30, 2012
Non-Control/Non-Affiliate Investments
Senior debt	$131,533	$150,500
Senior subordinated debt	98,498	81,282
Junior subordinated debt	499	498
Preferred equity	1,186	1,103
Common equity/equivalents	5,037	3,752

Total Non-Control/Non-Affiliate Investments	$236,753	$237,135

Control Investments
Senior debt	$12,292	$13,845
Senior subordinated debt	18,552	18,867
Common equity/equivalents	2,916	4,113

Total Control Investments	$33,760	$36,825

Total Investments at Fair Value	$270,513	$273,960

In accordance with ASU 2011-04, which was effective for us beginning January 1, 2012, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2012		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average

Non-syndicated debt only investments	$79,597	(A)	SPSE(B)	EBITDA(C)	$60 - $4,312 / $1,685
				Risk Ratings(D)	2.0 - 10.0 / 5.7

Syndicated debt only investments	65,225		Market Quotes	IBP(E)	95.0% - 101.5% / 98.4%

Bundled debt and equity investments	122,728	(F)	SPSE(B)	EBITDA(C)	($1,416) - $9,577 / $2,175
				Risk Ratings(D)	2.0 - 8.0 / 4.3
			TEV	EBITDA multiples(C)	4.1 - 9.4 / 5.6
				EBITDA(C)	($1,416) - $9,577 / $1,965

Fund of fund investments	2,963		NAV(G)

Total Fair Value for Level 3 Investments	$270,513

(A)

Includes a new non-syndicated debt only investment, which was valued at its cost of $19.5 million, as it was determined that the price paid during the three months ended December 31, 2012, best represents fair value as of December 31, 2012.

(B)

SPSE makes an independent assessment of the data the Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (D) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is proprietary in nature.

(C)

Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiples impact the TEV fair value determination and the value of the issuer’s debt, equity, or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach.

(D)

As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses the Nationally Recognized Statistical Rating Organization’s risk rating system for generally all syndicated loans and a proprietary risk rating system for all other debt securities. The Adviser’s risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

(E)

The Adviser generally bases the value of our syndicated debt securities on the IBP offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. These bid prices are non-binding and are generally based on the underlying company performance and security characteristics, as well as other market conditions and credit risk factors.

(F)

Includes a new bundled debt and equity investment, which was valued at its cost of $14.0 million, as it was determined that the price paid during the three months ended December 31, 2012, best represents fair value as of December 31, 2012.

(G)	The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.

A portfolio company’s EBITDA and EBITDA multiples are the significant unobservable inputs generally included in the Adviser’s internally assessed TEV models used to value our proprietary debt and equity investments. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our valuation policy, the Adviser generally uses an indexed EBITDA multiple. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three month periods ended December 31, 2012 and 2011 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2012:
Fair value as of September 30, 2012	$164,345	$100,647	$1,103	$7,865	$273,960
Total (losses) gains:
Net realized (loss) gain(B)	(3,165)	3	—	—	(3,162)
Net unrealized (depreciation) appreciation(C)	(1,141)	(950)	83	(1,155)	(3,163)
Reversal of prior period net depreciation on realization(C)	7,411	637	—	—	8,048
New investments, repayments and settlements:(D)
Issuances/originations	4,392	46,183	—	1,243	51,818
Settlements/repayments	(22,099)	(28,971)	—	—	(51,070)
Sales	(5,918)	—	—	—	(5,918)

Fair value as of December 31, 2012	$143,825	$117,549	$1,186	$7,953	$270,513

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2011:
Fair value as of September 30, 2011	$200,145	$92,148	$566	$10,088	$302,947
Total (losses) gains:
Net realized loss(B)	(8,400)	—	—	—	(8,400)
Net unrealized (depreciation) appreciation(C)	(8,836)	(1,244)	(586)	1,352	(9,314)
Reversal of prior period net depreciation on realization(C)	11,113	444	—	—	11,557
New investments, repayments and settlements(D)
Issuances/originations	7,830	2,820	601	—	11,251
Settlements/repayments	(4,542)	(6,164)	—	—	(10,706)
Sales	(4,489)	—	—	—	(4,489)

Fair value as of December 31, 2011	$192,821	$88,004	$581	$11,440	$292,846

(A)

Includes a junior subordinated debt investment totaling $0.5 million in fair value as of December 31 and September 30, 2012, respectively. There were no junior subordinated debt investments as of December 31 or September 30, 2011, respectively.

(B)

Included in net realized loss on Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011.

(C)

Included in net unrealized appreciation (depreciation) on Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011.

(D)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Non-Syndicated Investments

As of December 31 and September 30, 2012, we held 29 and 30 non-syndicated investments with an aggregate fair value of $204.5 million and $195.8 million, respectively. During the three months ended December 31, 2012, we invested in two new non-syndicated investments for an aggregate of $33.7 million; we sold one non-syndicated investment; wrote off one non-syndicated investment for a realized loss of $0.9 million and had one non-syndicated investment pay off early, for which we received a principal payment of $20.0 million and a success fee of $1.1 million. Additionally, during the three months ended December 31, 2012, we funded $1.6 million to existing non-syndicated portfolio companies through revolver draws and add-on investments, while scheduled and unscheduled principal payments totaled $22.2 million from existing non-syndicated portfolio companies. The following significant non-syndicated investment transactions occurred during the three months ended December 31, 2012:

•

Viapack, Inc. – In November 2012, we sold our investment in Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million, which resulted in a realized loss of $2.4 million recorded in the three months ended December 31, 2012. Viapack had partially been on non-accrual status at the time of the sale.

•

AG Transportation Holdings, LLC. – In December 2012, we invested $14.0 million in AG Transportation Holdings, LLC. (“AG Trucking”) through a combination of senior subordinated term debt and equity. AG Trucking, headquartered in Goshen, Indiana, is a regional food-grade liquid and dry bulk carrier providing a variety of bulk transportation services, including liquid transportation, dry bulk dumps, freight brokering, private fleet conversion and project runs to large international agricultural and food manufacturing firms.

•

Allen Edmonds Shoe Corporation – In December 2012, we invested $19.5 million in Allen Edmonds Shoe Corporation (“Allen Edmonds”) through senior subordinated term debt that we purchased from one of Allen Edmonds’ existing lenders. Allen Edmonds, headquartered in Port Washington, Wisconsin, manufactures premium men’s footwear and accessories, which it sells through its retail stores, catalogs and internet site and also through its wholesale and e-commerce channels.

Syndicated Investments

We held a total of 19 syndicate loans with an aggregate fair value of $66.0 million, or 24.4% of our total investment portfolio, as of December 31, 2012, as compared to 20 syndicate loans with an aggregate fair value of $78.2 million, or 28.5% of our total investment portfolio, as of September 30, 2012. During the three months ended December 31, 2012, we had six early payoffs of syndicated investments for a combined total of $27.7 million and four new syndicated investments for a combined total of $16.5 million. We received an aggregate of $0.5 million in prepayment fees related to four of these early payoffs of syndicated investments during the three months ended December 31, 2012.

Investment Concentrations

As of December 31, 2012, our investment portfolio consisted of loans to 48 companies located in 27 states across 22 different industries, with an aggregate fair value of $270.5 million. The five largest investments at fair value as of December 31, 2012, totaled $92.7 million, or 34.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2012, which totaled $91.8 million, or 33.5% of our total investment portfolio. As of December 31, 2012, our average investment by obligor was $7.4 million at cost, compared to $7.3 million at cost as of September 30, 2012. The following table outlines our investments by security type as of December 31 and September 30, 2012:

	December 31, 2012				September 30, 2012
	Cost		Fair Value		Cost		Fair Value

Senior debt	$208,368	58.4%	$143,825	53.2%	$235,158	64.4%	$164,345	60.0%
Senior subordinated debt	135,681	38.1	117,050	43.3	118,469	32.5	100,149	36.5
Junior subordinated debt	430	0.1	499	0.2	428	0.1	498	0.2

Total debt investments	344,479	96.6	261,374	96.7	354,055	97.0	264,992	96.7

Preferred equity	6,719	1.9	1,186	0.4	6,719	1.8	1,103	0.4
Common equity/equivalents	5,491	1.5	7,953	2.9	4,247	1.2	7,865	2.9

Total equity investments	12,210	3.4	9,139	3.3	10,966	3.0	8,968	3.3

Total Investments	$356,689	100.0%	$270,513	100.0%	$365,021	100.0%	$273,960	100.0%

Investments at fair value consisted of the following industry classifications at December 31 and September 30, 2012:

	December 31, 2012		September 30, 2012
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$33,297	12.3%	$32,867	12.0%
Mining, steel, iron and non-precious metals	31,541	11.7	31,590	11.5
Electronics	29,202	10.8	42,111	15.4
Personal and non-durable consumer products	26,308	9.7	8,399	3.1
Broadcast and entertainment	23,730	8.8	25,505	9.3
Aerospace and defense	16,375	6.1	16,597	6.0
Oil and gas	15,473	5.7	15,386	5.6
Cargo Transportation	14,000	5.2	—	—
Printing and publishing	12,562	4.6	12,760	4.6
Automobile	10,971	4.1	12,168	4.4
Textiles and leather	9,764	3.6	9,776	3.6
Machinery	7,549	2.8	7,618	2.8
Beverage, food and tobacco	7,240	2.7	7,258	2.6
Diversified/conglomerate manufacturing	6,475	2.4	6,824	2.5
Leisure, amusement, motion pictures and entertainment	6,016	2.2	5,380	2.0
Buildings and real estate	5,230	1.9	5,920	2.2
Containers, packaging and glass	4,875	1.8	—	—
Finance	4,455	1.6	—	—
Home and office furnishing, housewares and durable consumer goods	3,040	1.1	3,357	1.2
Other, < 1%(A)	1,410	0.5	3,730	1.4
Personal, food and miscellaneous services	1,000	0.4	7,354	2.7
Retail store	—	—	19,360	7.1

Total Investments	$270,513	100.0%	$273,960	100.0%

(A)	No individual industry within this category exceeds 1% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. at December 31 and September 30, 2012:

	December 31, 2012		September 30, 2012
Geographic Region	Fair Value	Percent of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$138,151	51.1%	$127,179	46.4%
South	67,655	25.0	62,677	22.9
West	50,846	18.8	66,268	24.2
Northeast	13,861	5.1	9,836	3.6
Outside continental U.S.	—	—	8,000	2.9

Total Investments	$270,513	100.0%	$273,960	100.0%

The geographic region reflects the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2012:

		Amount
For the remaining nine months ending September 30:	2013	$91,045
For the fiscal year ending September 30:	2014	36,096
	2015	26,868
	2016	77,906
	2017	36,349
	Thereafter	77,609

	Total contractual repayments	$345,873
	Equity investments	12,210
	Adjustments to cost basis on debt investments	(1,394)

	Total cost basis of investments held at December 31, 2012:	$356,689

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31 and September 30, 2012, we had gross receivables from portfolio companies of $0.6 million and $0.8 million, respectively. The allowance for uncollectible receivables was $0.4 million as of December 31 and September 30, 2012. In addition, we recorded an allowance for uncollectible interest receivable of $0 and $21 as of December 31 and September 30, 2012, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). The Adviser is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 10, 2012, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2013.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
	2012	2011
Average total assets subject to base management fee(A)	$286,400	$311,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,432	$1,556
Reduction for loan servicing fees	(858)	(959)

Adjusted base management fee	574	597

Credit for fees received by Adviser from the portfolio companies	(140)	(47)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(61)	(125)

Net base management fee	$373	$425

Incentive fee(B)	1,215	1,035
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(278)

Net incentive fee	$1,215	$757

Credit for fees received by Adviser from the portfolio companies	(140)	(47)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(61)	(125)
Incentive fee credit	—	(278)

Credits to fees from Adviser(B)	$(201)	$(450)

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

Base Management Fee

The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation:

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three months ended December 31, 2012 and 2011.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100% cover distributions to common stockholders for the three months ended December 31, 2012 and 2011.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through December 31, 2012, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through December 31, 2012.

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

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2012	September 30, 2012
Base management fee due to Adviser	$569	$695
Incentive fee due to Adviser	1,215	1,135

Total fees due to Adviser	1,784	1,830

Fee due to Administrator	150	174

Total related party fees due	$1,934	$2,004

Notes to Former Employees

We have outstanding loans to certain of our former employees, who are now employees of the Adviser. The notes were for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The notes require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The notes are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment with the Adviser, and the shares of common stock purchased with the proceeds of the notes are posted as collateral. We received $0 and $3 of principal repayments during the three months ended December 31, 2012 and 2011, respectively. As part of the principal payments made during the fiscal year ended September 30, 2012, one employee redeemed 39,082 common shares (20,000 in December 2011 and 19,082 in January 2012) and liquidated additional collateral to pay off an aggregate of $0.3 million of principal on his outstanding loans during the six months ended March 31, 2012. There were no redemptions of common shares held by employees during the three months ended December 31, 2012. We recognized interest income from all employee loans of $53 and $67 for the three months ended December 31, 2012 and 2011, respectively.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options as of December 31 and September 30, 2012:

Issue Date	Original Amount of Promissory Note		Outstanding Balance of Employee Note	Maturity Date	Original Interest Rate on Note	Current Interest Rate On Note

Aug-01	$5,900	(A)	$2,749	Aug-10	4.90%	6.90	%(B)
Jul-06	275	(A)	275	Jul-15	8.26	8.26

Total	$6,175		$3,024

(A)

On September 7, 2010, we entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, our Chairman and Chief Executive Officer, and Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone on August 23, 2001, in the principal amount of $5.9 million and by Ms. Gladstone on July 13, 2006, in the principal amount $0.3 million (collectively, the “Notes”). Mr. and Ms. Gladstone originally executed the Notes to facilitate their payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Notes, we, together with Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of our common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). In addition, a certain amount of Mr. Gladstone’s common shares of Gladstone Land Corporation (“Gladstone Land”) were pledged by Mr. Gladstone to fully collateralize Mr. Gladstone’s Note. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreements, we reserved all of our existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011, June 27, 2011 and September 26, 2011, Mr. Gladstone paid down an aggregate amount of $3.2 million of the principal balance of his Note, leaving a principal balance of $2.7 million outstanding as of December 31 and September 30, 2012. In connection with these payments, we released our first priority security interest on 210,000 common shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 183,334 common shares of the Company in Pledged Collateral from Mr. Gladstone as of December 31 and September 30, 2012.

(B)

An event of default was triggered under this Note by virtue of Mr. Gladstone’s failure to repay the amount outstanding within five business days of August 23, 2010. As such, we charged a default rate of an additional 2% per annum under this Note for all periods following default.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our recourse notes totaling in aggregate $3.0 million as of December 31, 2012 were recorded as notes to employees and are included in the net assets section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2012, we determined that these notes were still recourse.

NOTE 5. BORROWINGS

Credit Facility

On January 19, 2012, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 3 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the maturity date of our $137.0 million revolving line of credit from March 15, 2012 to January 19, 2015 (the “Maturity Date”). Our Credit Facility was arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent. Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded to a maximum of $237.0 million through the addition of other committed lenders to the facility. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 19, 2016 (one year after the Maturity Date). The interest rates on advances under our Credit Facility remain unchanged and generally bear interest at a 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 1.5%), plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. We incurred fees of $1.5 million in January 2012 in connection with this amendment. In January 2013, we amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. See Note 12—Subsequent Events for further discussion on our January 2013 amendment of our Credit Facility.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of December 31 and September 30, 2012:

	December 31, 2012	September 30, 2012
Commitment amount	$137,000	$137,000
Borrowings outstanding	55,800	58,800
Availability	59,600	54,700

	For the Three Months Ended December 31,
	2012	2011
Weighted average borrowings outstanding	$46,000	$74,263
Effective interest rate(A)	6.3%	6.0%
Commitment (unused) fees incurred	$231	$141

(A)	Excludes the impact of deferred financing fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014 and 2015. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $231.0 million as of December 31, 2012, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2012, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $231.0 million, an asset coverage of 305.2% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 20 obligors in the borrowing base and as of December 31, 2012, Business Loan had 33 obligors. As of December 31, 2012, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both December 31 and September 30, 2012, our Credit Facility was valued using Level 3 inputs.

The following tables present our Credit Facility carried at fair value as of December 31 and September 30, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2012 and 2011:

	Total Recurring Fair Value Measurement Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2012	September 30, 2012
Credit Facility	$57,781	$62,451

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Three Months Ended December 31,
	2012	2011
Fair value as of September 30, 2012 and 2011, respectively	$62,451	$100,012
Net unrealized depreciation(A)	(1,670)	(299)
Borrowings	44,000	11,000
Repayments	(47,000)	(53,500)

Fair value as of December 31, 2012 and 2011, respectively	$57,781	$57,213

(A)	Included in net unrealized depreciation of borrowings on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011.

The fair value of the collateral under our Credit Facility was $239.0 million and $236.3 million at December 31 and September 30, 2012, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In November 2011, we completed a public offering of 1.5 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $36.4 million, a portion of which was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on our Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending December 31, 2016.

The shares of our Term Preferred Stock have a redemption date of December 31, 2016, and are currently traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. Our Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, as of the date of redemption. In addition, there are two other potential redemption triggers: 1) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 2) at our sole option, at any time on or after December 31, 2012, we may redeem part or all of the Term Preferred Stock. No redemptions of our outstanding Term Preferred Stock were made as of December 31, 2012.

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the three months ended December 31, 2012 and 2011:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share

2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.14843750
	October 10, 2012	November 19, 2012	November 30, 2012	0.14843750
	October 10, 2012	December 19, 2012	December 31, 2012	0.14843750

		Three Months Ended December 31, 2012:		$0.44531250

2012	December 6, 2011(A)	December 16, 2011	December 30, 2011	$0.13359375
	December 6, 2011	December 16, 2011	December 30, 2011	0.14843750

		Three Months Ended December 31, 2011:		$0.28203125

(A)

November 2011 was prorated from the time the Term Preferred Stock was issued and outstanding (November 4 – 30, 2011), as per our final prospectus supplement dated October 28, 2011, and was paid on the same date as the December 2011 distribution.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Therefore, the related distribution payments are treated as dividend expense on our statement of operations as of the ex-dividend date. The fair value of the Term Preferred Stock based on the last reported closing price as of December 31 and September 30, 2012, was approximately $39.0 million and $39.1 million, respectively.

Aggregate preferred distributions declared and paid for the three months ended December 31, 2012 and 2011 were approximately $0.7 and $0.4 million, respectively. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

NOTE 7. COMMON STOCK

On November 29, 2012, we filed a registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective on January 18, 2013. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. See Note 12—Subsequent Events for further discussion.

In addition, in October 2012, we terminated an equity distribution agreement that we and the Adviser entered into with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”) on May 17, 2010 (the “Agreement”), under which we could, from time to time, issue and sell through the Agent, as sales agent, up to 2.0 million shares of our common stock, par value $0.001 per share. No shares were ever issued pursuant to this Agreement. Prepaid costs of $0.2 million related to the origination of this Agreement were expensed in the three months ended September 30, 2012.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$8,366	$(1,289)
Denominator for basic and diluted weighted average common shares	21,000,160	21,038,590

Basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share	$0.40	$(0.06)

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

We are required to pay out as distributions 90% of our ordinary income and short-term capital gains for each taxable year to be taxed as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is our policy to pay out as a distribution up to 100% of those amounts. The amount to be paid out as a distributions is determined by our Board of Directors quarterly and is based on the fiscal year earnings estimated by management. Based on that estimate, three monthly distributions are declared each quarter. The tax characteristics of all distributions will be reported to stockholders on Form 1099 at the end of each calendar year. For calendar year ended December 31, 2011, 100% of our common distributions during this period were deemed to be paid from ordinary income. For the calendar year ended December 31, 2012, approximately 92% of our common distributions were deemed to be paid from ordinary income with the remainder of approximately 8% deemed to be from a return of capital. The return of capital resulted primarily resulted from GAAP realized losses being recognized as ordinary losses for tax purposes.

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the three months ended December 31, 2012 and 2011:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.07
	October 10, 2012	November 19, 2012	November 30, 2012	0.07
	October 10, 2012	December 19, 2012	December 31, 2012	0.07

		Three Months Ended December 31, 2012:		$0.21

2012	October 11, 2011	October 21, 2011	October 31, 2011	$0.07
	October 11, 2011	November 17, 2011	November 30, 2011	0.07
	October 11, 2011	December 21, 2011	December 30, 2011	0.07

		Three Months Ended December 31, 2011:		$0.21

Aggregate common distributions declared and paid for each of the three months ended December 31, 2012 and 2011 were approximately $4.4 million, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the common distributions declared and paid for the fiscal year ending September 30, 2013, will be determined at year end and cannot be determined at this time. For the fiscal year ended September 30, 2012, common distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.5 million. The return of capital resulted from GAAP realized losses being recognized as ordinary losses for tax purposes.

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

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amount recorded against the escrow amounts was $0.5 million as of December 31 and September 30, 2012, respectively, and is recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credits with portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some of our portfolio companies during the normal course of business. In January 2012, we executed a guarantee for one of our Control investments, Viapack, to irrevocably and unconditionally guarantee payment and performance of Viapack’s obligations regarding purchase agreements and expenses to one of its vendors. This guarantee, for a maximum amount of $0.3 million, was terminated effective January 4, 2013, as part of the sale of our investment in Viapack. We were never required to make any payments on this guarantee.

We estimated the fair value of our unused line of credit commitments and guarantee as of December 31 and September 30, 2012, to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the dollar balances of our unused line of credit commitments and guarantee as of December 31 and September 30, 2012:

	December 31, 2012	September 30, 2012
Unused line of credit commitments	$3,823	$4,854
Guarantee	300	300

Total	$4,123	$5,154

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2012	2011
Per Common Share Data(A)
Net asset value at beginning of period	$8.98	$10.16

Net investment income(B)	0.23	0.21
Net realized loss on investments(B)	(0.14)	(0.39)
Net unrealized appreciation of investments(B)	0.23	0.11
Net unrealized depreciation of borrowings(B)	0.08	0.01
Distributions to common stockholders from net investment income(B)(C)	(0.21)	(0.21)
Other, net(D)	—	0.01

Net asset value at end of period	$9.17	$9.90

Market value at beginning of period	$8.75	$6.86
Market value at end of period	8.16	7.63
Total return(E)	(4.40)%	14.25%
Common shares outstanding at end of period	21,000,160	21,019,242
Statement of Assets and Liabilities Data:
Net assets at end of period	$192,520	$208,016
Average net assets(F)	191,853	210,972
Senior Securities Data:
Borrowings under Credit Facility, at cost	55,800	56,900
Mandatorily redeemable preferred stock	38,497	38,497
Asset coverage ratio(G)	305%	318%
Asset coverage per unit(H)	$3,049	$3,179
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(I)	10.78%	10.15%
Ratio of net expenses to average net assets-annualized(J)	10.36	9.30
Ratio of net investment income to average net assets-annualized	10.13	8.38

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on ordinary income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
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

(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser to the base management and incentive fees and including income tax expense.
(J)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser to the base management and incentive fees and including income tax expense.

NOTE 12. SUBSEQUENT EVENTS

Distributions

In January 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
January 18, 2013	January 31, 2013	$0.07	$0.1484375
February 15, 2013	February 28, 2013	0.07	0.1484375
March 15, 2013	March 28, 2013	0.07	0.1484375

	Total for the Quarter	$0.21	$0.4453125

Amendment to Credit Facility

On January 29, 2013, we, through Business Loan, entered into an Amendment No. 4 to our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.6 million in January 2013 in connection with this amendment, which will be amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained unchanged.

Registration Statement

Our Registration Statement on Form N-2 (File No. 333-185191) filed on November 29, 2012 and amended on January 17, 2013, was declared effective by the SEC on January 18, 2013. We have not issued any securities to date under this Registration Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts and as otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Maryland on May 30, 2001. Our board of directors (our “Board of Directors”) approved revisions to our investment objectives (as noted below) and strategies, which went into effect on January 1, 2013. See “Recent Developments — Board of Director Actions” for more information. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We aim to maintain a portfolio consisting of approximately 95% debt investment and 5% equity investment, at cost.

We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

Business Environment

While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased our cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. In addition, there is increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt resulting in lower yields for increasingly riskier investments. We do not know if market and industry conditions will continue to improve or if adverse conditions will again intensify, and we do not know the full extent to which the economic downturn will affect us. If market instability persists or intensifies, we may experience continued difficulty in raising additional capital.

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investment objectives and strategies. During the first quarter of 2013, we were able to invest in several proprietary and syndicate investments totaling $50.2 million; however, we experienced a net contraction in our overall portfolio of a net decrease of two portfolio companies, primarily due to seven portfolio companies paying off early during this period, for an aggregate of $48.9 million in unscheduled principal repayments. In 2013, we are continuing to focus on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns given the risks. Subsequent to December 31, 2012, we have made two new syndicated investments for an aggregate total of $6.0 million.

Despite the challenges during these uncertain economic times, during the fiscal year ended September 30, 2012, we completed both a preferred stock offering and a renewal of our $137.0 million line of credit (our “Credit Facility,” described more fully under “Revolving Credit Facility” below). In November 2011, we issued 1.5 million shares of term preferred stock (our “Term Preferred Stock,” defined under “Equity — Term Preferred Stock” below) for gross proceeds of $38.5 million. In January 2012, we amended our Credit Facility to extend its maturity until January 2015 and in January 2013, we amended our Credit Facility to remove the London Interbank Offered Rate (“LIBOR”) minimum of 1.5% on advances (see “Recent Developments — Amendment of Credit Facility” for more information).

In addition, in July 2012, the U.S. Securities and Exchange Commission (the “SEC”) granted us an exemptive order that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation and any future business development company or closed-end management investment company that is advised by Gladstone Management Corporation, our investment adviser (the “Adviser”) (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions approved in the SEC’s order. We believe this ability to co-invest will enhance our ability to further our investment objectives and strategies.

We believe that market conditions have affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. On January 28, 2013, the closing market price of our common stock was $8.98, a 2.1% discount to our December 31, 2012, net asset value (“NAV”) per common share of $9.17. When our stock trades below NAV per common share, as it has consistently traded over the last three years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below out then current NAV per common share without stockholder approval other than through sales to our then existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 16, 2012, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled on February 14, 2013, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our Credit Facility that further constrain our ability to access the capital markets. To maintain our ability to be taxed as a RIC, we must satisfy an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock.

The continued unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of December 31, 2012, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, we believe that our public offering of Term Preferred Stock in November 2011, our change in our interest rate on advances on our Credit Facility and our new ability to co-invest with Gladstone Investment Corporation and other affiliated investment funds, will increase our ability to make investments in businesses that we believe will weather the current economic conditions and will be likely to produce attractive long-term returns for our stockholders.

Investment Highlights

During the three months ended December 31, 2012, we extended an aggregate of $50.2 million of investments to six new portfolio companies and an aggregate of $1.6 million of investments to existing portfolio companies. Also, during the three months ended December 31, 2012, we sold one portfolio company for net proceeds of approximately $5.9 million, and we received scheduled and unscheduled contractual principal repayments of approximately $50.6 million from existing portfolio companies, including seven early payoffs. Since our initial public offering in August 2001, we have made 325 different loans to, or investments in, 164 companies for a total of approximately $1.2 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the three months ended December 31, 2012, we executed the following transactions with certain of our portfolio companies:

Purchases

During the three months ended December 31, 2012, we extended an aggregate of $33.7 million of investments to two new proprietary portfolio companies and an aggregate of $16.5 million to four new syndicated portfolio companies (First American Payment Systems, L.P., SumTotal Systems, Inc., Wall Street Systems Holdings, Inc. and John Henry Holdings, Inc.).

•

In December 2012, we invested $14.0 million in AG Transportation Holdings, LLC (“AG Trucking”) through a combination of senior subordinated term debt and equity. AG Trucking, headquartered in Goshen, Indiana, is a regional food-grade liquid and dry bulk carrier providing a variety of bulk transportation services, including liquid transportation, dry bulk dumps, freight brokering, private fleet conversion and project runs to large international agricultural and food manufacturing firms.

•

In December 2012, we invested $19.5 million in Allen Edmonds Shoe Corporation (“Allen Edmonds”) through senior subordinated term debt that we purchased from one of Allen Edmonds’ existing lenders. Allen Edmonds, headquartered in Port Washington, Wisconsin, manufactures premium men’s footwear and accessories which it sells through its retail stores, catalog and internet site and also wholesale and e-commerce channels.

Repayments and Exits:

During the three months ended December 31, 2012, 24 borrowers made principal repayments totaling $50.6 million in the aggregate, consisting of $47.7 million of unscheduled early payoffs as well as $2.9 million in contractual amortization, revolver repayments and principal payments.

•	Included in the unscheduled principal payments were the net proceeds at par from early payoffs of the following:

•

Syndicated investments: Blue Coat Systems, Inc. of $8.5 million, HGI Holdings, Inc. of $1.6 million, Wall Street Systems Holdings, Inc. of $3.0 million, Mood Media Corporation of $8.0 million, Keypoint Government Solutions of $6.4 million, and WP Evenflo Group Holdings, Inc. of $0.3 million. In connection with these early payoffs, we received an aggregate of $0.5 million in prepayment fees during the three months ended December 31, 2012; and

•

Proprietary investments: Westlake Hardware, Inc. (“Westlake”) of $20.0 million. In relation to the Westlake exit, we received $1.1 million in success fees during the three months ended December 31, 2012.

•

In November 2012, we sold our investments in Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million, which resulted in a realized loss of $2.4 million recorded in the three months ended December 31, 2012. Viapack had partially been on non-accrual status at the time of the sale.

•

In November 2012, we wrote off our investment in Access Television Network, Inc. (“Access TV”) which resulted in a realized loss of $0.9 million recorded in the three months ended December 31, 2012. Access TV had been on non-accrual status at the time of the write off.

Recent Developments

Amendment of Credit Facility

On January 29, 2013, we entered into Amendment No. 4 to our Credit Facility, through Gladstone Business Loan, LLC (“Business Loan”), to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.6 million in January 2013 in connection with this amendment, which will be amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained unchanged.

Registration Statement

On November 29, 2012, we filed a registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective on January 18, 2013. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under this Registration Statement.

Departure of Executive Officer and Director

On November 27, 2012, George Stelljes III informed the Company that he intended to resign as president and chief investment officer and director of the Company, although no effective date for his resignation has been determined. He will continue to perform his duties for the Company until his resignation is effective.

Board of Director Actions

In October 2012, our Board of Directors expanded our board of directors from nine to ten members and appointed Terry Earhart as a new independent director to our board to fill the resulting vacancy. Mr. Earhart was also appointed as a member of our compensation and ethics, nominating and corporate governance committees.

Also in October 2012, our Board of Directors approved limited revisions to our investment objectives and strategies, which went into effect on January 1, 2013. All of our current portfolio investments fit within the scope of our revised investment objectives and strategies and no changes were made to our current portfolio as a result of this revision.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2012, to the Three Months Ended December 31, 2011

	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,180	$9,320	$(1,140)	(12.2)%
Other income	1,648	—	1,648	NM

Total investment income	9,828	9,320	508	5.5

EXPENSES
Base management fee	1,432	1,556	(124)	(8.0)
Incentive fee	1,215	1,035	180	17.4
Administration fee	150	195	(45)	(23.1)
Interest expense	856	1,139	(283)	(24.8)
Dividend expense on mandatorily redeemable preferred stock	686	434	252	58.1
Amortization of deferred financing fees	256	457	(201)	(44.0)
Other	575	536	39	7.3

Expenses before credits from Adviser	5,170	5,352	(182)	(3.4)
Credits to fees from Adviser	(201)	(450)	249	(55.3)

Total expenses net of credits	4,969	4,902	67	1.4

NET INVESTMENT INCOME	4,859	4,418	441	10.0

REALIZED AND UNREALIZED GAIN (LOSS):
Realized loss on investments	(3,048)	(8,249)	5,201	63.1
Net unrealized appreciation of investments	4,885	2,243	2,642	117.8
Net unrealized depreciation of borrowings	1,670	299	1,371	458.5

Net gain (loss) from investments and borrowings	3,507	(5,707)	9,214	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,366	$(1,289)	$9,655	NM %

NM = Not Meaningful

Investment Income

Interest income on our investments in debt securities decreased for the three months ended December 31, 2012, by 12.2%, as compared to the three months ended December 31, 2011, primarily due to the increase in early payoffs at par during the second half of fiscal year 2012 and first quarter of fiscal year 2013, partially offset by a increase in our weighted average yield on our interest bearing investment portfolio. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2012, was $278.3 million, compared to $333.2 million for the prior year period. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended December 31, 2012 was 11.6%, compared to 11.0% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The weighted average yield on our portfolio increased during the three months ended December 31, 2012, as compared to the prior year period, due to the purchase of new proprietary investments during the quarter, and the early payoffs of several of our syndicated loans, which generally bear lower interest rates than our proprietary investments.

During the three months ended December 31, 2012, four of our portfolio companies were on non-accrual with an aggregate debt cost of approximately $56.6 million, or 16.4%, of the cost basis of all debt investments in our portfolio. During the prior year period, six portfolio companies were on non-accrual with an aggregate debt cost of approximately $28.8 million, or 8.0%, of the cost basis of all debt investments in our portfolio.

Other income for the three months ended December 31, 2012, consisted primarily of $1.1 million in success fees received from the early payoff of Westlake. In addition, we received prepayment fees in the aggregate of $0.5 million in the three months ended December 31, 2012, related to early payoffs of four syndicate investments during the period. For the three months ended December 31, 2011, no other income was received.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2012		Three Months Ended December 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,867	9.6%	$810	8.2%
Allen Edmonds Shoe Corporation(A)	19,483	7.2	79	0.8
Midwest Metal Distribution, Inc.	17,847	6.6	565	5.7
Francis Drilling Fluids, Ltd.	15,473	5.7	460	4.7
AG Transportation Holdings, LLC.(A)	14,000	5.2	40	0.4

Subtotal—five largest investments	92,670	34.3	1,954	19.8
Other portfolio companies	177,843	65.7	7,820	79.6
Other non-portfolio company revenue	—	—	54	0.6

Total investment portfolio	$270,513	100.0%	$9,828	100.0%

	As of December 31, 2011		Three Months Ended December 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$25,670	8.8%	$785	8.4%
Westlake Hardware, Inc.(B)	19,415	6.6	652	7.0
Midwest Metal Distribution, Inc.	17,641	6.0	565	6.1
Defiance Integrated Technologies, Inc.	16,106	5.5	209	2.2
CMI Acquisition, LLC	14,354	4.9	493	5.3

Subtotal—five largest investments	93,186	31.8	2,704	29.0
Other portfolio companies	199,660	68.2	6,543	70.2
Other non-portfolio company revenue	—	—	73	0.8

Total investment portfolio	$292,846	100.0%	$9,320	100.0%

(A)	New investment during the applicable period.
(B)	Investment exited during the three months ended December 31, 2012.

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, decreased for the three months ended December 31, 2012, by 3.4%, as compared to the prior year period. This decrease was primarily due to a decrease in interest expense on our Credit Facility and a decrease in amortization of deferred financing fees, partially offset by an increase in our dividend expense on our mandatorily redeemable preferred stock.

Interest expense decreased for the three months ended December 31, 2012, as compared to the prior year period, primarily due to decreased borrowings under our Credit Facility resulting from a net contraction in the size of our portfolio. The weighted average balance outstanding on our Credit Facility during the three months ended December 31, 2012, was approximately $46.0 million, as compared to $74.3 million in the prior year period, a decrease of 38.1%.

During the three months ended December 31, 2012, we paid $0.7 million of dividends on our Term Preferred Stock. We classify these dividends as dividend expense on our accompanying Consolidated Statements of Operations. There were only $0.4 million of dividends paid during the three months ended December 31, 2011, as our Term Preferred Stock offering occurred in November 2011 and therefore the dividends during that period were prorated from the time our Term Preferred Stock was issued and outstanding.

The amortization of deferred financing fees decreased for the three months ended December 31, 2012, as compared to the prior year period, primarily due to the change in the amortization period on our Credit Facility financing fees. We entered into an amendment on our Credit Facility in January 2012 to renew for a three year period ending in January 2015, which allowed us to extend the amortization period on all of our related financing fees prospectively, beginning in January 2012.

The base management fee decreased for the three months ended December 31, 2012, as compared to the prior year period, primarily due to the lesser amount of average total assets subject to the base management fee that we held, resulting from a net decrease in investment production on average. During the three months ended December 31, 2012, there was a decrease in the fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum, when compared to the prior year period, due to there being several early payoffs of senior term syndicated investments. The increase in incentive fees earned by the Adviser during the three months ended December 31, 2012, is due primarily to increased investment income, due to the success fee earned on the early payoff of Westlake, as compared to the prior year period.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2012	2011
Average total assets subject to base management fee(A)	$286,400	$311,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,432	$1,556
Reduction for loan servicing fees	(858)	(959)

Adjusted base management fee	574	597

Credit for fees received by Adviser from the portfolio companies	(140)	(47)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(61)	(125)

Net base management fee	$373	$425

Incentive fee(B)	1,215	1,035
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(278)

Net incentive fee	$1,215	$757

Credit for fees received by Adviser from the portfolio companies	(140)	(47)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(61)	(125)
Incentive fee credit	—	(278)

Credit to base management and incentive fees from Adviser(B)	$(201)	$(450)

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

Realized Loss and Unrealized Appreciation on Investments

Net Realized Losses

For the three months ended December 31, 2012, we recorded a net realized loss on investments of $3.0 million primarily related to the sale of Viapack of $2.4 million and the write off of Access TV of $0.9 million. These realized losses were partially offset by the aggregate realized gains of $0.2 million from unamortized discounts from several early payoffs during the quarter as well as escrowed proceeds in connection with our exit in fiscal year 2012 of our investment in Newhall Holdings Inc. (“Newhall”).

For the three months ended December 31, 2011, we recorded a net realized loss on investments of $8.2 million, which primarily consisted of a realized loss of $1.0 million due to the restructure of KMBQ Corporation (“KMBQ”) and a realized loss of $7.4 million related to the sale of Newhall. In addition, we recognized $0.2 million of realized gains in the three months ended December 31, 2011, upon our receipt of escrowed proceeds in connection with our exit in fiscal year 2010 of our investment in ACE Expeditors, Inc.

Net Unrealized Appreciation

Net unrealized appreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended December 31, 2012, we recorded net unrealized appreciation of investments in the aggregate amount of $4.9 million, which included the reversal of $8.0 million in combined aggregate unrealized depreciation primarily related to the sale of Viapack and the write off of Access TV. Excluding reversals, we had $3.1 million in net unrealized depreciation for the three months ended December 31, 2012.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2012, were as follows:

	Three Months Ended December 31, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Viapack, Inc.	$(2,407)	$—	$6,660	$4,253
Access Television Network, Inc.	(903)	—	903	—
Westlake Hardware, Inc.	—	—	640	640
International Junior Golf Training Acquisition Company	—	424	—	424
BAS Broadcasting	—	(373)	—	(373)
Reliable Biopharmaceutical Holdings, Inc.	—	(415)	—	(415)
Lindmark Acquisition LLC	—	(538)	—	(538)
GFRC Holdings, LLC	—	(590)	—	(590)
Legend Communications of Wyoming LLC	—	(710)	—	(710)
Defiance Integrated Technologies, Inc.	—	(1,197)	—	(1,197)
Other, net (<$250)	262	236	(155)	343

Total:	$(3,048)	$(3,163)	$8,048	$1,837

The largest drivers of our net unrealized appreciation for the three months ended December 31, 2012, were the reversals of unrealized depreciation on Viapack of $6.7 million, Access TV of $0.9 million and Westlake of $0.6 million, all related to sales, write offs or payoffs during the period. This was partially offset by unrealized depreciation on Defiance Integrated Technologies, Inc. of $1.2 million, Legend Communications of Wyoming, LLC of $0.7 million and GFRC Holdings, LLC (“GFRC”) of $0.6 million, which were all due primarily to a decline in these portfolio companies’ financial and operational performance.

During the prior year period ended December 31, 2011, we recorded net unrealized appreciation of investments in the aggregate amount of $2.2 million, which included the reversal of $11.6 million in combined aggregate unrealized depreciation primarily related to the sale of Newhall and the restructure of KMBQ. Excluding reversals, we had $9.3 million in net unrealized depreciation for the three months ended December 31, 2011.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2011, were as follows:

	Three Months Ended December 31, 2011
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,356)	$—	$9,978	$2,622
Defiance Integrated Technologies, Inc.	—	1,146	—	1,146
Midwest Metal Distribution, Inc.	—	455	—	455
Northern Contours, Inc.	—	—	444	444
Global Materials Technologies, Inc.	—	422	—	422
KMBQ Corporation	(1,044)	—	1,135	91
Legend Communications of Wyoming LLC	—	(414)	—	(414)
Lindmark Acquisition, LLC	—	(417)	—	(417)
Precision Acquisition Group Holdings, Inc.	—	(551)	—	(551)
Sunburst Media – Louisiana, LLC	—	(562)	—	(562)
International Junior Golf Training Acquisition Company	—	(607)	—	(607)
BAS Broadcasting	—	(1,008)	—	(1,008)
Viapack, Inc.	—	(1,180)	—	(1,180)
GFRC Holdings, LLC	—	(2,250)	—	(2,250)
Sunshine Media Holdings	—	(4,015)	—	(4,015)
Other, net (<$250)	151	(333)	—	(182)

Total:	$(8,249)	$(9,314)	$11,557	$(6,006)

The largest driver in our net unrealized appreciation for the three months ended December 31, 2011, was the reversal of the Newhall unrealized depreciation of $10.0 million as a result of the sale, offset by the $4.0 million and $2.3 million of unrealized depreciation on Sunshine Media Holdings and GFRC, respectively, which were both primarily due to a decline in these portfolio companies’ financial and operational performance.

At December 31, 2012, the fair value of our investment portfolio was less than its cost basis by approximately $86.2 million, and our entire investment portfolio was valued at 75.8% of cost, as compared to cumulative net unrealized depreciation of $91.1 million and a valuation of our entire portfolio at 75.0% of cost at September 30, 2012. This represents net unrealized appreciation of $4.9 million for the three months ended December 31, 2012. Of our current investment portfolio, 18 portfolio companies originated before December 31, 2007, representing 50.9% of the entire cost basis of our portfolio, were valued at 59.1% of cost and include our four investments on non-accrual status. Our 30 portfolio companies originated after December 31, 2007, representing 49.1% of the entire cost basis of our portfolio, were valued at 93.2% of cost, none of which are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of December 31, 2012, primarily due to the lingering effects of the recession that began in late 2007 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation of Borrowings

Net unrealized depreciation of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended December 31, 2012 and 2011, we recorded a net unrealized depreciation on borrowings of $1.7 million and $0.3 million, respectively. Our Credit Facility was fair valued at $57.8 million and $62.5 million as of December 31, 2012 and September 30, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2012, was $8.8 million, as compared to $9.5 million for the three months ended December 31, 2011. The net cash provided by operating activities was driven primarily by a decrease in the size of our investment portfolio due to net investment activity (sum of purchase of investments, principal repayments and proceeds from sales) of $4.7 million and $4.0 million for the three months ended December 31, 2012 and 2011. However, the gross volume of activity in the three months ended December 31, 2012, was greater as compared to the prior year period. The majority of cash from operating activities is generated from the interest payments on debt securities that we receive from our portfolio companies. We utilize this cash to primarily fund new investments, interest payments on our Credit Facility, distributions to our stockholders, management fees to the Adviser, and pay for other operating expenses.

At December 31, 2012, we had investments in equity of, loans to, or syndicated participations in, 48 private companies with an aggregate cost basis of approximately $356.7 million. At December 31, 2011, we had investments in equity of, loans to, or syndicated participations in, 57 private companies with an aggregate cost basis of approximately $370.5 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2012 and 2011 at fair value:

	Three Months Ended December 31,
	2012	2011
Beginning investment portfolio at fair value	$273,960	$302,947
New investments	50,227	1,590
Disbursements to existing portfolio companies	1,591	9,661
Scheduled principal repayments	(1,672)	(1,987)
Unscheduled principal repayments	(48,924)	(8,793)
Proceeds from sales	(5,918)	(4,489)
Net unrealized depreciation	(3,163)	(9,314)
Reversal of prior period net depreciation on realization	8,048	11,557
Net realized loss	(3,162)	(8,400)
Amortization of premiums and discounts	(474)	74

Ending investment portfolio at fair value	$270,513	$292,846

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2012.

		Amount
For the remaining nine months ending September 30:	2013	$91,045
For the fiscal year ending September 30:	2014	36,096
	2015	26,868
	2016	77,906
	2017	36,349
	Thereafter	77,609

	Total contractual repayments	$345,873
	Equity investments	12,210
	Adjustments to cost basis on investments	(1,394)

	Total cost basis of investments held at December 31, 2012:	$356,689

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2012, was $7.4 million and consisted primarily of net repayments on our Credit Facility of $3.0 million and distributions to common stockholders of $4.4 million. Net cash used in financing activities for the three months ended December 31, 2011, was $10.5 million and consisted primarily of net repayments on our Credit Facility of $42.5 million, distributions to common stockholders of $4.4 million and $2.1 million of deferred financing fees related to our Term Preferred Stock offering in November 2011. These financing activities were partially offset by proceeds from the issuance of our Term Preferred Stock of $38.5 million.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of October, November and December 2012. For the three months ended December 31, 2012, our common distribution payments were approximately $4.4 million in aggregate. In January 2013, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February and March 2013. We declared these distributions based on our estimates of net investment income for the fiscal year.

For the fiscal year ended September 30, 2012, which includes the three months ended December 30, 2011, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of net investment income for the fiscal year. For the fiscal year ended September 30, 2012, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.5 million. The return of capital resulted from realized losses recorded in accordance with accounting principles generally accepted in the U.S. (“GAAP”) being recognized as ordinary losses for tax purposes. The characterization of the common distributions declared and paid for the fiscal year ending September 30, 2013 will be determined at year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the three months ended December 31, 2012, which totaled an aggregate of $0.7 million. For the three months ended December 31, 2011, we declared and paid monthly cash distributions of a prorated portion of November 2011 and $0.1484375 per share of Term Preferred Stock in December 2011, which totaled an aggregate of $0.4 million. In January 2013, our Board of Directors declared a monthly distribution of $0.1484375 per preferred share for each of January, February and March 2013. In accordance with GAAP, we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

Registration Statement

On November 29, 2012, we filed the Registration Statement on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective January 18, 2013. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under the Registration Statement.

Common Stock

In October 2012, we terminated an equity distribution agreement that we and the Adviser had entered into with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”) on May 17, 2010 (the “Agreement”), under which we could have, from time to time, issued and sold through the Agent, as sales agent, up to 2.0 million shares of our common stock. We never issued any shares under this Agreement. Prepaid costs of $0.2 million related to the origination of this Agreement were expensed in the three months ended September 30, 2012.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per common share, as it has consistently traded over the last three years, we are subject to regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of December 31, 2012, our NAV per common share was $9.17 and as of January 28, 2012, our closing market price was $8.98 per common share. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering.

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

During the three months ended December 31, 2011, pursuant to the terms of our articles of incorporation, as amended, our Board of Directors approved reclassifying 4.0 million shares of common stock to shares of preferred stock in connection with our November 2011 Term Preferred Stock offering.

Term Preferred Stock

Pursuant to our then effective registration statement, in November 2011, we completed an offering of 1.5 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us were approximately $36.4 million and were used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as an asset in accordance with GAAP and amortized over the redemption period ending December 31, 2016. No preferred stock had been issued prior to this issuance.

Our Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. Our Term Preferred Stock has a preference over our common stock with respect to these dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on our Term Preferred Stock have been paid in full. In addition, there are two other potential redemption triggers for our Term Preferred Stock: (1) if we fail to maintain an asset coverage ratio (as calculated under Section 18(h) of the 1940 Act) of at least 200%, we are required to redeem a portion of our outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger; and (2) at our sole option, at any time on or after December 31, 2012.

Our Term Preferred Stock has been recorded as a liability in accordance with GAAP and as such affects our asset coverage, exposing us to additional leverage risks. In addition, our Term Preferred Stock is not convertible into our common stock or any other security. Our Term Preferred Stock is traded under the NASDAQ Global Select Market with a trading symbol of “GLADP.”

Revolving Credit Facility

On January 19, 2012, we, through Business Loan, entered into Amendment No. 3 to our Credit Facility, to extend the maturity date of our $137.0 million revolving line of credit from March 15, 2012 to January 19, 2015 (the “Maturity Date”). Our Credit

Facility was arranged by Key Equipment Finance Inc. (“Keybank”) as administrative agent. Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded to a maximum of $237.0 million through the addition of other committed lenders thereto. The interest rates remained unchanged with advances under our Credit Facility generally bearing interest at a 30-day LIBOR subject to a minimum rate of 1.5%, plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when the facility is drawn more than 50% and 1.0% per annum on undrawn amounts when the facility is drawn less than 50%. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 19, 2016 (one year after the Maturity Date). All other terms of our Credit Facility remained substantially unchanged. We incurred fees of $1.5 million in January 2012 in connection with this amendment.

On January 29, 2013, we, through Business Loan, entered into an Amendment No. 4 to our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.6 million in January 2013 in connection with this amendment, which will be amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained unchanged.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014, and 2015. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability credit under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2002, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. At December 31, 2012, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $231.0 million, an asset coverage of 305.2% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 20 obligors in the borrowing base and as of December 31, 2012, Business Loan had 33 obligors. As of December 31, 2012, we were in compliance with all of the facility covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credits with our portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some our portfolio companies. As of December 31 and September 30, 2012, we had one guarantee outstanding to Viapack up to a maximum of $0.3 million. We were never required to make any payments on this guarantee and we consider the credit risks to be remote and the fair value of the guarantee to be minimal. This guarantee was terminated effective January 4, 2013, as part of the sale of our investment in Viapack.

We estimated the fair value of our unused line of credit commitments and guarantee as of December 31 and September 30, 2012, to be minimal. Therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table summarizes our contractual obligations as of December 31, 2012 at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$55,800	$—	$—	$55,800
Term Preferred Stock	—	—	38,497	—	38,497
Interest on contractual obligations(C)	4,902	13,181	686	—	18,769

Total	$4,902	$68,981	$39,183	$—	$113,066

(A)	Excludes our unused line of credit commitments and guarantee to our portfolio companies in an aggregate amount of $4.1 million as of December 31, 2012.
(B)	Principal balance of borrowings under our Credit Facility, based on the current contractual maturity due to the revolving nature of the facility.
(C)

Includes estimated interest payments on our Credit Facility and dividend obligations on our Term Preferred Stock. The amount of interest calculated for purposes of this table was based upon rates and balances of our Credit Facility as of December 31, 2012. Dividend payments on our Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid in kind (“PIK”) income, we do not recognize success fees into income until they are received in cash. As a result, as of December 31, 2012, we have an aggregate off-balance sheet success fee receivable of $12.2 million, or approximately $0.58 per common share, on our accruing debt investments that would be owed to us based on our current portfolio if paid off. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

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

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 —inputs to the valuation methodology are unobservable and reflect assumptions that market participants would use when pricing the asset or liability. Level 3 inputs can include the Adviser’s own assumptions based upon the best available information.

As of December 31 and September 30, 2012, all of our investments were valued using Level 3 inputs. See Note 3—Investments in our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

The Adviser uses generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific third-party appraisals are obtained, the Adviser would use estimates of value provided by such appraisals and its own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities, as of the measurement date, to value our investments.

General Valuation Policy: In determining the value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. The Adviser values our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, the Adviser values securities for which market quotations are readily available and reliable at their market value. The Adviser values all other securities and assets at fair value as determined in good faith by our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

The Policy, which is summarized below, applies to the following categories of securities:

•	Publicly traded securities;

•	Securities for which a limited market exists; and

•	Securities for which no market exists.

Valuation Methods:

Publicly traded securities: The Adviser determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of December 31 and September 30, 2012, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Adviser values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price (which are non-binding). In valuing these assets, the Adviser assesses trading activity in an asset class, evaluates variances in prices and other market insights to determine if any available quote prices are reliable. In general, if the Adviser concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, the Adviser bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Adviser uses the IBP as a basis for valuing the security, it may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent the Adviser has ready access to such qualified information.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Adviser developed a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of December 31 and September 30, 2012, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicated investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Adviser may also submit PIK interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, the Adviser has engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE will only evaluate the debt portion of our investments for which the Adviser specifically requests evaluation and may decline to make requested evaluations for any reason, at its sole discretion. Quarterly, the Adviser collects data with respect to the investments (which includes portfolio company financial and operational performance and the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder). This portfolio company data is then forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that the Adviser has assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities, are submitted to our Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when the Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, the Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio. The Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on our accompanying Condensed Consolidated Schedule of Investments.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, the Adviser makes its own determination about the value of these investments in accordance with our Policy using the methods described herein.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Adviser generally references industry statistics and may use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once the Adviser has estimated the TEV of the issuer, the Adviser will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such determined our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and the Adviser’s own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, the Adviser’s own assumptions.

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.

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

Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, the Adviser’s determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

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

Loan Grading and Risk Rating: As part of the Adviser’s valuation procedures above, it risk rates all of our investments in debt securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”), the Adviser uses the NRSRO’s risk rating for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. The Adviser’s risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

For the debt securities for which the Adviser does not use a third-party NRSRO risk rating, it seeks to have its risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While the Adviser seeks to mirror the NRSRO systems, the Adviser cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of the Adviser’s risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because the Adviser’s system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. The Adviser believes its risk rating would be higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, the Adviser’s risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when the Adviser uses its risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between the Adviser’s risk rating and the rating of a typical NRSRO is that the Adviser’s risk rating uses more quantitative determinants and includes qualitative determinants that it believes are not used in the NRSRO rating. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale.

Adviser’s System	First NRSRO	Second NRSRO	Description(A)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss upon Default (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(A)

The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on this risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest and principal is no longer collectable. At December 31, 2012, four portfolio companies were on non-accrual with an aggregate cost basis of approximately $56.6 million, or 16.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.9 million, or 2.3% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual status with an aggregate cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio. Additionally, the Adviser does not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2012 and September 30, 2012, representing approximately 80.9% and 77.9%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of December 31, 2012	As of September 30, 2012
Highest	10.0	10.0
Average	5.7	5.8
Weighted Average	4.8	5.2
Lowest	2.0	2.0

For syndicated loans that are currently rated by an NRSRO, the Adviser risk rates such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2012 and September 30, 2012, representing approximately 13.8% and 15.1%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of December 31, 2012	As of September 30, 2012
Highest	B+/B1	B+/B1
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	CCC-/Caa1	NR/Caa1

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. At December 31, 2012 and September 30, 2012, these loans represented 5.3% and 7.0%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of December 31, 2012	As of September 30, 2012
Highest	5.0	7.0
Average	4.5	5.3
Weighted Average	4.6	5.2
Lowest	4.0	4.0

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

In an effort to limit certain excise taxes imposed on RICs, we currently intend to distribute, during each calendar year, an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains from preceding years that were not distributed during such years. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the previous regulation.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At December 31, 2012, four portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $56.6 million, or 16.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.9 million, or 2.3% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio.

As of December 31, 2012 and September 30, 2012, we had 23 and 24 original issue discount (“OID”) loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $72 and $82 for the three months ended December 31, 2012 and 2011, respectively. The unamortized balance of OID investments as of December 31 and September 30, 2012 totaled $1.4 million and $1.1 million, respectively.

As of December 31, 2012, we had two investments that bore PIK interest and as of September 30, 2012, we had one investment that bore PIK interest. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded $53 and $0 of PIK income during the three months ended December 31, 2012 and 2011, respectively. We collected $0 PIK interest in cash for the three months ended December 31, 2012 and 2011, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $1.1 million of success fees during the three months ended December 31, 2012, which resulted from our exit of Westlake. We did not record any success fees during the three months ended December 31, 2011. As of December 31, 2012, we have an off-balance sheet success fee receivable of approximately $12.2 million.

During the three months ended December 31, 2012, we recognized an aggregate of $0.5 million in prepayment fees which resulted from the early payoffs of four of our syndicated loans during the period. We did not recognize any prepayment fees for the three months ended December 31, 2011.

Both success and prepayment fees are recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques from time to time to limit our exposure to interest rate fluctuations; however, we did not use any for the three months ended December 31, 2012 and 2011. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We target to have approximately 10% of the debt investments in our portfolio at fixed rates, with approximately 90% made at variable rates. At December 31, 2012, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

83.9%	variable rates with a floor
4.8%	variable rates without a floor
11.3%	fixed rates

100.0%	total

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate.

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2012 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC on November 13, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our capital stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Registration Statement on Form N-2 (File No. 333-185191), as filed with the SEC on November 29, 2012, amended on January 17, 2013 and declared effective January 18, 2013.

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

GLADSTONE CAPITAL CORPORATION

By:	/s/ David Watson
David Watson
Chief Financial Officer and Treasurer

By:	/s/ Melissa Morrison
Melissa Morrison
Chief Accounting Officer

Date: January 29, 2013

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.5	Third amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.6	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

10.1	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of January 29, 2013 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.