Form 10-Q
period 2013-03-31
GLADSTONE CAPITAL CORP
filed 2013-04-30
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200	22102
MCLEAN, VIRGINIA	(Zip Code)
(Address of principal executive office)

(703) 287-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of April 29, 2013 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31, 2013	September 30, 2012
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $241,930 and $268,500, respectively)	$211,316	$237,135
Control investments (Cost of $119,360 and $96,521, respectively)	56,164	36,825

Total investments at fair value (Cost of $361,290 and $365,021, respectively)	267,480	273,960
Cash and cash equivalents	8,823	10,155
Restricted cash and cash equivalents	1,237	507
Interest receivable	3,177	2,696
Due from custodian	952	2,177
Deferred financing fees	3,033	2,957
Other assets	727	950

TOTAL ASSETS	$285,429	$293,402

LIABILITIES
Borrowings at fair value (Cost of $55,400 and $58,800, respectively)	$56,951	$62,451
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 1,539,882 shares issued and outstanding at March31, 2013 and September 30, 2012, respectively	38,497	38,497
Accounts payable and accrued expenses	444	475
Interest payable	140	185
Fees due to Adviser(A)	1,036	1,830
Fee due to Administrator(A)	187	174
Other liabilities	1,027	1,226

TOTAL LIABILITIES	$98,282	$104,838

Commitments and contingencies(B)
NET ASSETS	$187,147	$188,564

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized and 21,000,160 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	$21	$21
Capital in excess of par value	324,714	324,714
Notes receivable from employees(A)	(1,224)	(3,024)
Cumulative net unrealized depreciation of investments	(93,810)	(91,061)
Cumulative net unrealized appreciation of borrowings	(1,551)	(3,651)
Overdistributed net investment income	(474)	(474)
Accumulated net realized losses	(40,529)	(37,961)

TOTAL NET ASSETS	$187,147	$188,564

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$8.91	$8.98

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$6,835	$7,840	$14,149	$15,729
Control investments	1,545	1,051	2,357	2,410
Cash and cash equivalents	1	—	2	6
Notes receivable from employees(A)	43	63	96	130

Total interest income	8,424	8,954	16,604	18,275
Other income:
Non-Control/Non-Affiliate investments	—	2,042	1,648	2,042

Total investment income	8,424	10,996	18,252	20,317

EXPENSES
Base management fee(A)	1,419	1,538	2,851	3,094
Incentive fee(A)	953	1,304	2,168	2,339
Administration fee(A)	187	209	337	404
Interest expense on borrowings	803	999	1,659	2,138
Dividend expense on mandatorily redeemable preferred stock	686	686	1,372	1,120
Amortization of deferred financing fees	329	277	585	734
Professional fees	35	362	293	655
Other general and administrative expenses	241	528	558	773

Expenses before credits from Adviser	4,653	5,903	9,823	11,257
Credits to fees from Adviser(A)	(639)	(123)	(840)	(574)

Total expenses net of credits	4,014	5,780	8,983	10,683

NET INVESTMENT INCOME	4,410	5,216	9,269	9,634

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	30	37	(611)	(8,212)
Control investments	—	—	(2,407)	—

Total net realized gain (loss)	30	37	(3,018)	(8,212)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(1,772)	(3,351)	(1,858)	3,267
Control investments	(5,861)	(3,818)	(890)	(8,193)
Borrowings	430	313	2,100	612

Net unrealized depreciation	(7,203)	(6,856)	(648)	(4,314)

Net realized and unrealized loss	(7,173)	(6,819)	(3,666)	(12,526)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,763)	$(1,603)	$5,603	$(2,892)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.13)	$(0.08)	$0.27	$(0.14)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,000,160	21,005,402	21,000,160	21,022,087

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
OPERATIONS
Net investment income	$9,269	$9,634
Net realized loss on investments	(3,018)	(8,212)
Net unrealized depreciation of investments	(2,748)	(4,926)
Net unrealized depreciation of borrowings	2,100	612

Net increase (decrease) in net assets resulting from operations	5,603	(2,892)

DISTRIBUTIONS
Distributions to common stockholders	(8,820)	(8,830)

CAPITAL TRANSACTIONS
Stock redemption for repayment of principal on employee notes(A)	—	(332)
Repayment of principal on employee notes(A)	1,800	335

Net increase in net assets from capital transactions	1,800	3

NET DECREASE IN NET ASSETS	(1,417)	(11,719)
NET ASSETS, BEGINNING OF PERIOD	188,564	213,721

NET ASSETS, END OF PERIOD	$187,147	$202,002

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$5,603	$(2,892)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(60,826)	(29,609)
Principal repayments on investments	55,007	24,760
Proceeds from sale of investments	5,918	6,459
Increase in investment balance due to paid-in-kind interest	(39)	—
Net change in premiums, discounts and amortization	526	(119)
Net realized loss on investments	3,146	8,363
Net unrealized depreciation of investments	2,748	4,926
Net unrealized depreciation of borrowings	(2,100)	(612)
Increase in restricted cash and cash equivalents	(730)	(1,225)
Amortization of deferred financing fees	585	734
Increase in interest receivable	(481)	(51)
Decrease (increase) in due from custodian	1,225	(3,983)
Decrease in other assets	223	579
Decrease in accounts payable and accrued expenses	(31)	(18)
Decrease in interest payable	(45)	(63)
(Decrease) increase in fees due to Adviser(A)	(794)	303
Increase in fee due to Administrator(A)	13	17
(Decrease) increase in other liabilities	(199)	882

Net cash provided by operating activities	9,749	8,451

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	51,500	32,900
Repayments on borrowings	(54,900)	(66,500)
Proceeds from issuance of mandatorily redeemable preferred stock	—	38,497
Deferred financing fees	(661)	(3,560)
Distributions paid to common stockholders	(8,820)	(8,830)
Receipt of principal on employee notes	1,800	3

Net cash used in financing activities	(11,081)	(7,490)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,332)	961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,155	6,732

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,823	$7,693

NON-CASH ACTIVITIES(B)	$—	$332

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Redemption of 39,082 shares of common stock to reduce the principal balance of an employee loan by $332. Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS:

Non-syndicated Loans:

AG Transportation Holdings, LLC	Cargo Transport	Senior Subordinated Term Debt (13.3%, Due 3/2018) ( D)	$13,000	$12,774	$13,016
		Member Profit Participation (18% ownership) ( F) (G)		1,000	273
		Profit Participation Warrants (7% ownership) ( F) (G)		244	—

				14,018	13,289

Allen Edmonds Shoe Corporation	Personal and non-durable consumer products	Senior Subordinated Term Debt (11.3%, Due 12/2015) ( D)	19,483	19,483	19,580

Allison Publications, LLC	Printing and publishing	Senior Term Debt (10.5% and 2.0% PIK, Due 9/2013) (D)	7,353	7,353	7,096

BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	1,306

Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $102 available (7.3%, Due 11/2013) (D)	348	348	216

CMI Acquisition, LLC	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (14.0%, Due 12/2016) (D)	14,265	14,265	13,480
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units) (G) (J)		2,000	2,963

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017) (D)	15,000	15,000	14,550
		Preferred Units (999 units) (F) (G)		999	—
		Common Units (999 units) (F) G)		1	—

				16,000	14,550

GFRC Holdings, LLC	Buildings and real estate	Senior Term Debt (10.5%, Due 12/2013) (D)	5,024	5,024	2,010
		Senior Subordinated Term Debt (13.0%, Due 12/2013) (D)	6,598	6,598	2,639

				11,622	4,649

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2014) (D)	100	100	45
		Line of Credit, $0 available (10.0%, Due 3/2014) (D)	100	100	45
		Senior Term Debt (5.0%, Due 3/2014) (D)	4,343	4,342	1,954
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

				4,608	2,044

International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $0 available (11.0%, Due 5/2014) (D)	2,250	2,250	1,688
		Senior Term Debt (10.5%, Due 5/2014) (D)	461	461	346
		Senior Term Debt (12.5%, Due 5/2014) (C) (D)	2,500	2,500	1,875

				5,211	3,909

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 6/2013) (D)	8,390	8,390	2,936

North American Aircraft Services, LLC	Aerospace and defense	Senior Term Debt (7.5%, Due 8/2016) (D)	3,763	3,763	3,773
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,762
		Senior Subordinated Term Debt (12.5%, Due 8/2016) (D)	2,820	2,820	2,827
		Common Stock Warrants (35,000 shares) (F) (G)		350	268

				11,683	11,630

Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016) (D)	1,570	1,570	1,531

POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017) (D)	10,569	10,569	10,648
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017) (D)	500	433	501
		Participation Unit (2.4% ownership) (F) (G)		75	—

				11,077	11,149

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (13.0%, Due 3/2013) (D)	1,000	1,000	835
		Senior Term Debt (13.0%, Due 3/2013) (D)	4,125	4,125	3,444
		Senior Term Debt (13.0%, Due 3/2013) (C) (D)	4,053	4,053	3,384

				9,178	7,663

PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014) (C) (D)	2,250	2,250	2,244

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013) (D)	$917	$917	$820
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	8,007

				9,864	8,827

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013) (D)	6,000	6,000	2,100

Thibaut Acquisition Co.	Home and office furnishings, housewares	Line of Credit, $550 available (9.0%, Due 1/2014) (D)	450	450	452
	and durable consumer products	Senior Term Debt (12.0%, Due 1/2014) (C) (D)	2,763	2,763	2,773

				3,213	3,225

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016) (D)	1,250	1,250	1,236
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,955
		Common Stock Warrants (77,287 shares) (F) (G)		350	308

				5,600	5,499

Subtotal – Non-syndicated loans				$171,198	$139,886

Syndicated Loans:
Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.0%, Due 2/2018) (E)	$1,000	$992	$1,000
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016) (E)	7,369	7,272	7,221
Applied Systems, Inc.	Insurance	Senior Subordinated Term Debt (9.5%, Due 6/2017) ( I)	1,000	992	1,000
Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019) (E )	4,000	3,922	4,080
Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017) (E)	1,000	977	993
Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	996	1,015
First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019) (E)	4,500	4,467	4,523
John Henry Holdings, Inc.	Containers, packaging and glass	Senior Subordinated Term Debt (10.3%, Due 5/2019) (E)	5,000	4,879	5,025
National Surgical Hospitals, Inc.	Healthcare, education and childcare	Senior Term Debt (8.3%, Due 2/2017) (E)	1,622	1,599	1,610
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019) (E)	5,000	4,908	4,850
RP Crown Parent, LLC	Diversified/conglomerate service	Senior Subordinated Term Debt (11.3%, Due 12/2019) (E )	2,000	1,961	2,080
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018) (E)	500	496	500
Springs Window Fashions, LLC	Personal and non-durable consumer products	Senior Term Debt (11.3%, Due 11/2017) (E)	7,000	6,864	7,035
SRAM, LLC	Leisure, amusement, motion pictures and entertainment	Senior Term Debt (8.5%, Due 12/2018) (I)	2,500	2,479	2,500

SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019) (E)	4,000	3,923	3,970
Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0%, Due 5/2016) (E)	9,825	9,687	9,727
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,932	11,000
Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020) (E)	3,000	2,942	3,045
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Equity (333 shares) (F) (G)		333	256
		Junior Preferred Equity (111 shares) (F) (G)		111	—
		Common Stock (1,874 shares) (F) (G)		—	—

				444	256

Subtotal - Syndicated loans				$70,732	$71,430

Total Non-Control/Non-Affiliate Investments (represented 79.0% of total investments at fair value)				$241,930	$211,316

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:

Defiance Integrated Technologies,	Automobile	Senior Term Debt (11.0%, Due 4/2016) (C) (F)	$7,025	$7,025	$7,025
Inc.		Common Stock (15,500 shares) (F) (G)		1	2,521

				7,026	9,546

Kansas Cable Holdings, Inc.	Broadcasting and entertainment	Line of Credit, $9 available (10.0%, Due 3/2013) (H) (I)	1,007	997	147
		Senior Term Debt (10.0%, Due 3/2013) (H) (I)	1,500	1,444	219
		Senior Term Debt (10.0%, Due 3/2013) (H) (I)	1,039	1,000	152
		Common Stock (100 shares) (G) (I)		—	—

				3,441	518

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (11.0%, Due 10/2017) (D) (H)	10,000	10,000	400
		Senior Subordinated Term Debt (13.0%, Due 10/2017) (D) (H)	2,000	2,000	80
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	2,290	2,290	92
		Common Stock (100 shares) (F) (G)		317	—

				14,607	572

LocalTel, LLC	Printing and publishing	Line of credit, $106 available (10.0%, Due 6/2013) (F) (H)	2,894	2,894	562
		Line of Credit, $1,830 available (4.7%, Due 6/2013) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2013) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2013) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2013) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

				9,827	562

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,277	18,007
		Common Stock (501 shares) (F) (G)		138	—

				18,415	18,007

Reliable Biopharmaceutical Holdings, Inc.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014) ( F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014) (F)	7,020	7,020	7,020
		Senior Term Debt (12.0%, Due 12/2014) (C) (F)	11,392	11,392	10,090
		Senior Subordinated Term Debt (12.5%, Due 12/2014) ( F)	6,000	6,000	—
		Preferred Stock (1,999,000 shares) (F) (G)		1,999	—
		Common Stock (1,000 shares) (F) (G)		370	—

				30,781	21,110

Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014) (D) (H)	1,600	1,600	319
		Senior Term Debt (4.8%, Due 5/2016) (D) (H)	16,948	16,948	3,390
		Senior Term Debt (5.5%, Due 5/2016) (C) (D) (H)	10,700	10,700	2,140
		Preferred Equity (15,270 shares) (F) (G)		5,275	—
		Common Stock (1,867 shares) (F) (G)		740	—
		Common Stock Warrants (72 shares)		—	—

				35,263	5,849

Total Control Investments (represented 21.0% of total investments at fair value)				$119,360	$56,164

Total Investments				$361,290	$267,480

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent cash interest rates in effect at March 31, 2013, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.

(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near March 31, 2013, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	Security was exited, subsequent to March 31, 2013, and was valued based on the payoff.
(J)	There are certain limitations on our ability to transfer our units owned prior to dissolution of the entity, which must occur no later than May 3, 2020.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS:

Non-syndicated Loans:

Access Television Network, Inc.	Broadcasting and entertainment	Senior Term Debt (14.0%, Due 2/2011) (D) (H)	$903	$903	$—
Allison Publications, LLC	Printing and publishing	Senior Term Debt (10.5%, Due 9/2013) (D)	7,864	7,864	7,510
BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013) (D)	7,465	7,465	1,866
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $12 available (7.3%, Due 11/2012) (D)	438	438	285
CMI Acquisition, LLC	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (14.0%, Due 12/2016) (D)	14,265	14,265	13,766
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units) (G) (J)		2,000	2,964
Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017) (D)	15,000	15,000	14,906
		Preferred Units (999 units) (F) (G)		999	479
		Common Units (999 units) (F) G)		1	—

				16,000	15,385
GFRC Holdings, LLC	Buildings and real estate	Senior Term Debt (10.5%, Due 12/2013) (D)	5,124	5,124	2,587
		Senior Subordinated Term Debt (13.0%, Due 12/2013) (D)	6,598	6,598	3,332

				11,722	5,919
Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2013) (D)	100	100	40
		Line of Credit, $55 available (10.0%, Due 3/2013) (D)	45	45	18
		Senior Term Debt (5.0%, Due 3/2013) (D)	4,342	4,333	1,737
		Common Stock Warrants (8.8% ownership) (F) (G)		66	—

				4,544	1,795
International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $225 available (11.0%, Due 5/2014) (D)	2,025	2,025	1,154
		Senior Term Debt (10.5%, Due 5/2014) (D)	461	461	263
		Senior Term Debt (12.5%, Due 5/2014) (C) (D)	2,500	2,500	1,425

				4,986	2,842
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 6/2013) (D)	8,661	8,661	4,547
North American Aircraft Services, LLC	Aerospace and defense	Line of Credit, $500 available (6.5%, Due 10/2012) (D)	1,500	1,500	1,489
		Senior Term Debt (7.5%, Due 8/2016) (D)	4,265	4,265	4,233
		Senior Subordinated Term Debt (11.8%, Due 8/2016) (D)	4,750	4,750	4,714
		Senior Subordinated Term Debt (12.5%, Due 8/2016) (D)	2,820	2,820	2,799
		Common Stock Warrants (35,000 shares) (F) (G)		350	399

				13,685	13,634
Northstar Broadband, LLC	Broadcasting and entertainment	Senior Term Debt (0.7%, Due 12/2012) (D)	20	18	20
Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016) (D)	1,590	1,590	1,463
POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017) (D)	11,500	11,500	11,486
		Junior Subordinated Term Debt (11.0% PIK, Due
		11/2017) (D)	500	428	498
		Participation Unit (2.4% ownership) (F) (G)		75	—

				12,003	11,984
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (13.0%, Due 3/2013) (D)	1,000	1,000	830
		Senior Term Debt (13.0%, Due 3/2013) (D)	4,125	4,125	3,424
		Senior Term Debt (13.0%, Due 3/2013) (C) (D)	4,053	4,053	3,364

				9,178	7,618
PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014) (C) (D)	2,550	2,550	2,486
Reliable Biopharmaceutical Holdings, Inc.	Healthcare, education and childcare	Line of Credit, $1,100 available (9.0%, Due 1/2013) (D)	2,900	2,900	2,690
		Mortgage Note (9.5%, Due 12/2014) (D)	7,074	7,074	6,562
		Senior Term Debt (12.0%, Due 12/2014) (C) (D)	11,452	11,452	10,622
		Senior Subordinated Term Debt (12.5%, Due 12/2014) (D)	6,000	6,000	5,565
		Common Stock Warrants (764 shares) (F) (G)		209	—

				27,635	25,439

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013) (D)	$917	$917	$807
		Senior Term Debt (11.3%, Due 5/2013) (D)	8,947	8,947	7,873

				9,864	8,680

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013) (D)	6,000	6,000	2,250
Thibaut Acquisition Co.	Home and office furnishings, housewares	Line of Credit, $650 available (9.0%, Due 1/2014) (D)	350	350	347
	and durable consumer products	Senior Term Debt (8.5%, Due 1/2014) (I)	25	25	25
		Senior Term Debt (12.0%, Due 1/2014) (C) (D)	3,000	3,000	2,985

				3,375	3,357

Westlake Hardware, Inc.	Retail store	Senior Subordinated Term Debt (12.3%, Due 1/2014) (D)	12,000	12,000	11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014) (D)	8,000	8,000	7,720

				20,000	19,360

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016) (D)	1,650	1,650	1,617
		Senior Term Debt (12.5%, Due 4/2016) (D)	4,000	4,000	3,920
		Common Stock Warrants (77,287 shares) (F) (G)		350	228

				6,000	5,765

Subtotal – Non-syndicated loans				$190,746	$158,935

Syndicated Loans:
Airvana Network Solutions, Inc.	Telecommunications	Senior Term Debt (10.0%, Due 3/2015) (E)	$1,071	$1,036	$1,070
Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.0%, Due 2/2018) (E)	1,000	992	990
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016) (E)	7,406	7,295	7,258
Applied Systems, Inc.	Insurance	Senior Subordinated Term Debt (9.5%, Due 6/2017) (E)	1,000	992	995
Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017) (E)	1,000	975	998
Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018) (E)	1,000	996	870
Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (11.5%, Due 8/2018) (E) (I)	8,500	8,497	8,500
HGI Holding, Inc.	Personal and non-durable consumer	Senior Term Debt (6.8%, Due 10/2016) (E)	1,566	1,539	1,574
	products
Hubbard Radio, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (8.8%, Due 4/2018) (E)	500	496	508
Keypoint Government Solutions, Inc.	Personal, food and miscellaneous services	Senior Term Debt (10.0%, Due 12/2015) (E)	6,364	6,340	6,364
Mood Media Corporation	Electronics	Senior Term Debt (10.3%, Due 11/2018) (E) (I)	8,000	7,930	8,000

National Surgical Hospitals, Inc.	Healthcare, education and childcare	Senior Term Debt (8.3%, Due 2/2017) (E)	1,662	1,596	1,581
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019) (E)	5,000	4,903	4,850
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018) (E)	500	496	500
Springs Window Fashions, LLC	Personal and non-durable consumer	Senior Term Debt (11.3%, Due 11/2017) (E)	7,000	6,853	6,825
	products
SRAM, LLC	Leisure, amusement, motion pictures and	Senior Term Debt (8.5%, Due 12/2018) (E)	2,500	2,478	2,538
	entertainment
Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0%, Due 5/2016) (E)	9,875	9,719	9,776
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017) (E)	11,000	10,926	10,945
Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.0%, Due 6/2018) (E) (I)	3,000	2,974	3,000
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (8.0%, Due 2/2013) (E)	277	277	274
		Senior Preferred Equity (333 shares) (F) (G)		333	460
		Junior Preferred Equity (111 shares) (F) (G)		111	164
		Common Stock (1,874 shares) (F) (G)		—	160

				721	1,058

Subtotal - Syndicated loans				$77,754	$78,200

Total Non-Control/Non-Affiliate Investments (represented 86.6% of total investments at fair value)				$268,500	$237,135

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:

Defiance Integrated Technologies,	Automobile	Senior Term Debt (11.0%, Due 4/2016) (C) (F)	$7,185	$7,185	$7,185
Inc.		Common Stock (15,500 shares) (F) (G)		1	4,113

				7,186	11,298

Kansas Cable Holdings, Inc.	Broadcasting and entertainment	Line of Credit, $56 available (10.0%, Due 10/2012) (D) (H)	919	910	8
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,500	1,444	13
		Senior Term Debt (10.0%, Due 10/2012) (D) (H)	1,039	1,000	9
		Common Stock (100 shares) (F) (G)		—	—

				3,354	30

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (11.0%, Due 10/2017) (D) (H)	10,000	10,000	750
		Senior Subordinated Term Debt (13.0%, Due 10/2017) (D) (H)	2,000	2,000	150
		Senior Subordinated Term Debt (13.0%, Due Upon Demand) (D) (H)	1,909	1,909	143
		Common Stock (100 shares) (F) (G)		317	—

				14,226	1,043
LocalTel, LLC	Printing and publishing	Line of credit, $226 available (10.0%, Due 6/2013) (F) (H)	2,624	2,624	548
		Line of Credit, $1,830 available (4.7%, Due 6/2013) (F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2013) (F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2013) (F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2013) (C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares) (F) (G)		—	—

				9,557	548

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2013) (D)	18,281	18,272	17,824
		Common Stock (501 shares) (F) (G)		138	—

				18,410	17,824

Sunshine Media Holdings	Printing and publishing	Line of credit, $200 available (4.8%, Due 8/2014) (D) (H)	1,800	1,800	270
		Senior Term Debt (4.8%, Due 5/2016) (D) (H)	16,948	16,948	2,542
		Senior Term Debt (5.5%, Due 5/2016) (C) (D) (H)	10,700	10,700	1,605
		Preferred Equity (15,270 shares) (F) (G)		5,275	—
		Common Stock (1,867 shares) (F) (G)		740	—

				35,463	4,417

Viapack, Inc.	Chemicals, plastics and rubber	Line of Credit, $0 available (6.5%, Due 3/2013) (D)	3,800	3,800	760
		Senior Real Estate Term Debt (5.0%, Due 3/2014) (D)	600	600	120
		Senior Term Debt (6.2%, Due 3/2014) (C) (D) (H)	3,925	3,925	785
		Preferred Equity (100 shares) (F) (G)		—	—
		Guarantee ($300)

				8,325	1,665

Total Control Investments (represented 13.4% of total investments at fair value)				$96,521	$36,825

Total Investments (K)				$365,021	$273,960

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent cash interest rates in effect at September 30, 2012, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the General Corporation Law of the State of Maryland on May 30, 2001, and completed an initial public offering on August 23, 2001. The terms “the Company,” “we,” “our,” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objectives are to (1) achieve and grow current income by investing in debt securities of established small and medium-sized businesses in the United States (U.S.) that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

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

We are externally managed by our investment adviser, Gladstone Management Corporation (the “Adviser”), an affiliate of ours, pursuant to an investment advisory and management agreement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2013, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2012.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of March 31, 2013 and September 30, 2012, we did not have any investments in publicly traded securities.

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

As of March 31, 2013 and September 30, 2012, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported); the Adviser determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At March 31, 2013, four portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $56.8 million, or 16.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.5 million, or 2.9% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio.

As of March 31, 2013 and September 30, 2012, we had 22 and 24 original issue discount (“OID”) loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $70 and $0.1 million for the three and six months ended March 31, 2013, respectively, as compared to $74 and $0.2 million for the three and six months ended March 31, 2012. The unamortized balance of OID investments as of March 31, 2013 and September 30, 2012 totaled $1.4 million and $1.1 million, respectively.

As of March 31, 2013, we had two investments which had a PIK interest component and as of September 30, 2012, we had one investment which had a PIK interest component. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $51 and $0.1 million for the three and six months ended March 31, 2013, respectively as compared to no PIK income during the three and six months ended March 31, 2012, respectively. We collected $0 PIK interest in cash during the six months ended March 31, 2013 and 2012, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $1.1 million of success fees during the six months ended March 31, 2013, which resulted from our exit of Westlake Hardware, Inc. in December 2012. We recorded a combined $2.0 million of success fees during the six months ended March 31, 2012, which resulted from our exits of Global Materials Technologies, Inc. and RCS Management Holding Co. in January and March 2012, respectively. As of March 31, 2013, we have an aggregate off-balance sheet success fee receivable of approximately $12.9 million on our accruing debt securities.

During the six months ended March 31, 2013, we recognized an aggregate of $0.5 million in prepayment fees which resulted from the early payoffs of four of our syndicated loans during the period. We did not recognize any prepayment fees for the six months ended March 31, 2012.

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

As of March 31, 2013 and September 30, 2012, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2013 and 2012, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the investments carried at fair value as of March 31, 2013 and September 30, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2013	September 30, 2012
Non-Control/Non-Affiliate Investments
Senior debt	$108,372	$150,500
Senior subordinated debt	98,375	81,282
Junior subordinated debt	501	498
Preferred equity	256	1,103
Common equity/equivalents	3,812	3,752

Total Non-Control/Non-Affiliate Investments	$211,316	$237,135

Control Investments
Senior debt	$35,065	$13,845
Senior subordinated debt	18,578	18,867
Common equity/equivalents	2,521	4,113

Total Control Investments	$56,164	$36,825

Total Investments at Fair Value	$267,480	$273,960

In accordance with ASU 2011-04, which was effective for us beginning January 1, 2012, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2013 and September 30, 2012. In addition to the techniques and inputs noted in the table below, according to our Policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of March 31, 2013	Fair Value as of September 30, 2012	Valuation Technique/ Methodology		Unobservable Input		Range / Weighted Average as of March 31, 2013	Range / Weighted Average as of September 30, 2012
Non-syndicated debt only investments	$78,763	$99,768	SPSE	(A)	EBITDA	(B)	($156) - $14,853 / $4,012	($310) - $14,055 / $4,074
					Risk Ratings	(C)	2.0 – 10.0 / 6.1	2.0 – 10.0 / 5.9
Syndicated debt only investments	67,673	57,642	Market Quotes		IBP	(D)	97.0% - 104.0% / 99.8%	87.0% - 101.5% / 98.7%
Bundled debt and equity investments	114,062	94,062	SPSE	(A)	EBITDA	(B)	$282 - $7,582 / $3,165	($1,164) - $9,753 / $2,206
					Risk Ratings	(C)	2.0 – 8.0 / 3.5	3.0 – 8.0 / 4.4
			TEV		EBITDA multiples	(B)	3.9 – 10.0 / 8.6	4.2 – 9.2 / 5.5
					EBITDA	(B)	$199 - $7,582 / $4,276	($1,164) - $10,967 / $4,555
			TEV		Revenue multiples	(B)	0.2 – 1.9 / 0.6	0.2 – 2.2 / 0.2
					Revenue	(B)	$2,493 - $11,109 / $9,024	$1,057 - $2,474 / $2,474
Fund of fund investments	2,964	2,963	NAV	(E)
Other	4,018	19,525	Payoff	(F)

Total Fair Value for Level 3 Investments	$267,480	$273,960

(A)

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

(B)

Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiple inputs are used in the TEV fair value determination and the issuer’s debt, equity, and/or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach. In limited cases, the revenue from the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies and the related revenue multiples, generally indexed, are used to provide a TEV fair value determination of our bundled debt and equity investments.

(C)

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

(E)	The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.
(F)

Includes two syndicated debt only investments and one bundled debt and equity investment as of March 31, 2013 and three syndicated debt only investments as of September 30, 2012, which subsequently paid off at par after those period ends and, as such, were valued based on the payoff.

A portfolio company’s EBITDA and EBITDA multiples are the significant unobservable inputs generally included in the Adviser’s internally assessed TEV models used to value our proprietary debt and equity investments. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our Policy, the Adviser generally uses an indexed EBITDA multiple in these TEVs. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, company size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six month periods ended March 31, 2013 and 2012 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

FISCAL YEAR 2013:

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
Three months ended March 31, 2013	Debt	Debt(A)	Equity	Equivalents	Total
Fair value as of December 31, 2012	$143,825	$117,549	$1,186	$7,953	$270,513
Total gains (losses):
Net realized gain(B)	13	3	—	—	16
Net unrealized appreciation (depreciation)(C)	2,782	(5,683)	(2,929)	(1,781)	(7,611)
Reversal of prior period net appreciation on realization(C)	(10)	(12)	—	—	(22)
New investments, repayments and settlements:(D)
Issuances/originations	706	6,181	1,999	161	9,047
Settlements/repayments	(3,879)	(584)	—	—	(4,463)

Fair value as of March 31, 2013	$143,437	$117,454	$256	$6,333	$267,480

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
Six months ended March 31, 2013	Debt	Debt(A)	Equity	Equivalents	Total
Fair value as of September 30, 2012	$164,345	$100,647	$1,103	$7,865	$273,960
Total (losses) gains:
Net realized (loss) gain(B)	(3,152)	6	—	—	(3,146)
Net unrealized appreciation (depreciation)(C)	1,641	(6,633)	(2,846)	(2,936)	(10,774)
Reversal of prior period net depreciation on realization(C)	7,401	625	—	—	8,026
New investments, repayments and settlements:(D)
Issuances/originations	5,098	52,364	1,999	1,404	60,865
Settlements/repayments	(25,978)	(29,555)	—	—	(55,533)
Sales	(5,918)	—	—	—	(5,918)

Fair value as of March 31, 2013	$143,437	$117,454	$256	$6,333	$267,480

FISCAL YEAR 2012:

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
Three months ended March 31, 2012	Debt	Term Debt	Equity	Equivalents	Total
Fair value as of December 31, 2011	$192,821	$88,004	$581	$11,440	$292,846
Total gains (losses):
Net realized gain(B)	37	—	—	—	37
Net unrealized (depreciation) appreciation (C)	(6,292)	(784)	(986)	435	(7,627)
Reversal of prior period net depreciation on realization(C)	458	—	—	—	458
New investments, repayments and settlements:(D)
Issuances/originations	8,858	8,500	1,000	—	18,358
Settlements/repayments	(13,912)	(23)	—	—	(13,935)
Sales	(1,970)	—	—	—	(1,970)

Fair value as of March 31, 2012	$180,000	$95,697	$595	$11,875	$288,167

	Senior	Senior		Common
	Term	Subordinated	Preferred	Equity/
Six months ended March 31, 2012	Debt	Term Debt	Equity	Equivalents	Total
Fair value as of September 30, 2011	$200,145	$92,148	$566	$10,088	$302,947
Total (losses) gains:
Net realized loss(B)	(8,363)	—	—	—	(8,363)
Net unrealized (depreciation) appreciation (C)	(15,128)	(2,028)	(1,572)	1,787	(16,941)
Reversal of prior period net depreciation on realization(C)	11,571	444	—	—	12,015
New investments, repayments and settlements:(D)
Issuances/originations	16,688	11,320	1,601	—	29,609
Settlements/repayments	(18,454)	(6,187)	—	—	(24,641)
Sales	(6,459)	—	—	—	(6,459)

Fair value as of March 31, 2012	$180,000	$95,697	$595	$11,875	$288,167

(A)

Includes a junior subordinated debt investment totaling $0.5 million in fair value as of March 31, 2013 and September 30, 2012, respectively. There were no junior subordinated debt investments as of March 31, 2012 or September 30, 2011, respectively.

(B)

Included in net realized gain (loss) on Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012.

(C)

Included in net unrealized (depreciation) appreciation of Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012.

(D)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Non-Syndicated Investments

As of March 31, 2013 and September 30, 2012, we held 28 and 30 non-syndicated investments with an aggregate fair value of $196.1 million and $195.8 million, respectively. During the six months ended March 31, 2013, we invested in two new non-syndicated investments for an aggregate of $33.7 million; we sold one non-syndicated investment; wrote off one non-syndicated investment for a realized loss of $0.9 million and had one non-syndicated investment pay off early, for which we received a principal payment of $20.0 million and a success fee of $1.1 million. Additionally, during the six months ended March 31, 2013, we funded $4.6 million to existing non-syndicated portfolio companies through revolver draws and add-on investments, while scheduled and unscheduled principal payments totaled $25.6 million from existing non-syndicated portfolio companies. The following significant non-syndicated investment transactions occurred during the six months ended March 31, 2013:

•

Viapack, Inc. – In November 2012, we sold our investment in Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million, which resulted in a realized loss of $2.4 million recorded in the three months ended December 31, 2012. Viapack had partially been on non-accrual status at the time of the sale.

•

AG Transportation Holdings, LLC. – In December 2012, we invested $14.0 million in AG Transportation Holdings, LLC (“AG Trucking”) through a combination of senior subordinated term debt and equity. AG Trucking, headquartered in Goshen, Indiana, is a regional food-grade liquid and dry bulk carrier providing a variety of bulk transportation services, including liquid transportation, dry bulk dumps, freight brokering, private fleet conversion and project runs to large international agricultural and food manufacturing firms.

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

•

Reliable Biopharmaceutical Holdings, Inc. – In March 2013, we acquired a controlling equity position in Reliable Biopharmaceutical Holdings, Inc. (“Reliable”) and infused $2.0 million in additional equity capital in the form of preferred equity. In addition, we invested $1.1 million in line of credit draws to Reliable during the six months ended March 31, 2013. As of March 31, 2013, we have classified Reliable as a Control portfolio company on our accompanying Condensed Consolidated Schedule of Investments.

Syndicated Investments

We held a total of 19 syndicate loans with an aggregate fair value of $71.4 million, or 26.7% of our total investment portfolio, as of March 31, 2013, as compared to 20 syndicate loans with an aggregate fair value of $78.2 million, or 28.5% of our total investment portfolio, as of September 30, 2012. During the six months ended March 31, 2013, we had eight early payoffs of syndicated investments for a combined total of $28.4 million and six new syndicated investments for a combined total of $22.5 million. We received an aggregate of $0.5 million in prepayment fees related to four of these early payoffs of syndicated investments during the six months ended March 31, 2013.

Investment Concentrations

As of March 31, 2013, our investment portfolio consisted of loans to 47 companies located in 28 states across 22 different industries, with an aggregate fair value of $267.5 million. The five largest investments at fair value as of March 31, 2013, totaled $86.7 million, or 32.4% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2012, which totaled $91.8 million, or 33.5% of our total investment portfolio. As of March 31, 2013, our average investment by obligor was $7.7 million at cost, compared to $7.3 million at cost as of September 30, 2012. The following table outlines our investments by security type as of March 31, 2013 and September 30, 2012:

	March 31, 2013				September 30, 2012
	Cost		Fair Value		Cost		Fair Value
Senior debt	$205,209	56.8%	$143,437	53.6%	$235,158	64.4%	$164,345	60.0%
Senior subordinated debt	141,279	39.1	116,953	43.7	118,469	32.5	100,149	36.5
Junior subordinated debt	433	0.1	501	0.2	428	0.1	498	0.2

Total Debt Investments	346,921	96.0	260,891	97.5	354,055	97.0	264,992	96.7
Preferred equity	8,717	2.4	256	0.1	6,719	1.8	1,103	0.4
Common equity/equivalents	5,652	1.6	6,333	2.4	4,247	1.2	7,865	2.9

Total Equity Investments	14,369	4.0	6,589	2.5	10,966	3.0	8,968	3.3

Total Investments	$361,290	100.0%	$267,480	100.0%	$365,021	100.0%	$273,960	100.0%

Investments at fair value consisted of the following industry classifications at March 31, 2013 and September 30, 2012:

	March 31, 2013		September 30, 2012
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$32,643	12.2%	$32,867	12.0%
Mining, steel, iron and non-precious metals	31,487	11.8	31,590	11.5
Electronics	29,587	11.1	42,111	15.4
Personal and non-durable consumer products	26,615	10.0	8,399	3.1
Broadcast and entertainment	22,157	8.3	25,505	9.3
Aerospace and defense	14,593	5.5	16,597	6.0
Oil and gas	14,550	5.4	15,386	5.6
Printing and publishing	13,723	5.1	12,760	4.6
Cargo Transportation	13,289	5.0	—	—
Automobile	10,560	3.9	12,168	4.4
Textiles and leather	9,727	3.6	9,776	3.6
Machinery	7,664	2.9	7,618	2.8
Beverage, food and tobacco	7,221	2.7	7,258	2.6
Leisure, amusement, motion pictures and entertainment	6,408	2.4	5,380	2.0
Diversified/conglomerate manufacturing	5,754	2.1	6,824	2.5
Containers, packaging and glass	5,025	1.9	—	—
Buildings and real estate	4,649	1.7	5,920	2.2
Finance	4,523	1.7	—	—
Home and office furnishing, housewares and durable consumer goods	3,225	1.2	3,357	1.2
Personal, food and miscellaneous services	1,000	0.4	7,354	2.7
Retail store	—	—	19,360	7.1
Other, < 1%(A)	3,080	1.1	3,730	1.4

Total Investments	$267,480	100.0%	$273,960	100.0%

(A)	No individual industry within this category exceeds 1% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. at March 31, 2013 and September 30, 2012:

	March 31, 2013		September 30, 2012
Geographic Region	Fair Value	Percent of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$132,009	49.3%	$127,179	46.4%
South	71,406	26.7	62,677	22.9
West	50,194	18.8	66,268	24.2
Northeast	13,871	5.2	9,836	3.6
Outside continental U.S.	—	—	8,000	2.9

Total Investments	$267,480	100.0%	$273,960	100.0%

The geographic region reflects the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2013:

		Amount
For the remaining six months ending September 30:	2013	$67,518
For the fiscal year ending September 30:	2014	50,596
	2015	26,984
	2016	84,131
	2017	35,829
	Thereafter	83,290

	Total contractual repayments	$348,348
	Equity investments	14,369
	Adjustments to cost basis on debt investments	(1,427)

	Total cost basis of investments held at March 31, 2013:	$361,290

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2013 and September 30, 2012, we had gross receivables from portfolio companies of $0.6 million and $0.8 million, respectively. The allowance for uncollectible receivables was $0.3 million and $0.4 million as of March 31, 2013 and September 30, 2012, respectively. In addition, we recorded an allowance for uncollectible interest receivable of $0 and $21 as of March 31, 2013 and September 30, 2012, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). The Adviser is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 10, 2012, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2013. In order for the term of the Advisory Agreement to be extended, it must be reviewed and renewed annually by our Board of Directors.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Average total assets subject to base management fee(A)	$283,800	$307,600	$285,100	$309,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	$1,419	$1,538	$2,851	$3,094
Reduction for loan servicing fees	(908)	(864)	(1,766)	(1,823)

Adjusted base management fee	511	674	1,085	1,271
Credit for fees received by Adviser from the portfolio companies	—	(5)	(140)	(53)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(43)	(118)	(104)	(243)

Net base management fee	$468	$551	$841	$975

Incentive fee(B)	953	1,304	2,168	2,339
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(596)	—	(596)	(278)

Net incentive fee	$357	$1,304	$1,572	$2,061

Credit for fees received by Adviser from the portfolio companies	—	(5)	(140)	(53)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(43)	(118)	(104)	(243)
Incentive fee credit	(596)	—	(596)	(278)

Credit to fees from Adviser(B)	$(639)	$(123)	$(840)	$(574)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the six months ended March 31, 2013 and 2012.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100% cover distributions to common stockholders for the six months ended March 31, 2013 and 2012.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through March 31, 2013, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through March 31, 2013.

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor the Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief accounting officer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 10, 2012, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2013. In order for the term of the Administration Agreement to be extended, it must be reviewed and renewed annually by our Board of Directors.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2013	September 30, 2012
Base management fee due to Adviser	$679	$695
Incentive fee due to Adviser	357	1,135

Total fees due to Adviser	1,036	1,830

Fee due to Administrator	187	174

Total related party fees due	$1,223	$2,004

Notes to Former Employees

We have outstanding loans to certain of our former employees, who are now employees of the Adviser. The notes were for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The notes require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The notes are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment with the Adviser, and the shares of common stock purchased with the proceeds of the notes are posted as collateral. We received $1.8 million and $3 of principal repayments during the six months ended March 31, 2013 and 2012, respectively. As part of the principal payments made during the fiscal year ended September 30, 2012, one employee redeemed 39,082 common shares (20,000 in December 2011 and 19,082 in January 2012) and liquidated additional collateral to pay off an aggregate of $0.3 million of principal on his outstanding loans during the six months ended March 31, 2012. There were no redemptions of common shares held by employees during the six months ended March 31, 2013. We recognized interest income from all employee loans of $43 and $0.1 million for the three and six months ended March 31, 2013, respectively, and $0.1 million for the three and six months ended March 31, 2012, respectively.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options as of March 31, 2013 and September 30, 2012:

	Original		Outstanding	Outstanding		Original	Current
	Amount of		Balance of	Balance of		Interest	Interest
Issue	Employee		Employee Notes	Employee Notes	Maturity	Rate	Rate
Date	Notes		At March 31, 2013	At September 30, 2012	Date	on Note	On Note
Aug-01	$5,900	(A)	$949	$2,749	Aug-10	4.90%	6.90	%(B)
Jul-06	275	(A)	275	275	Jul-15	8.26	8.26

Total	$6,175		$1,224	$3,024

(A)

On September 7, 2010, we entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, our Chairman and Chief Executive Officer, and Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone on August 23, 2001, in the principal amount of $5.9 million and by Ms. Gladstone on July 13, 2006, in the principal amount $0.3 million (collectively, the “Notes”). Mr. and Ms. Gladstone originally executed the Notes to facilitate their payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Notes, we, together with Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of our common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). In addition, a certain amount of Mr. Gladstone’s common shares of Gladstone Land Corporation (“Gladstone Land”) were pledged by Mr. Gladstone to fully collateralize Mr. Gladstone’s Note. The Redemption Agreements provide that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreements, we reserved all of our existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011, June 27, 2011 and September 26, 2011, Mr. Gladstone paid down an aggregate amount of $3.2 million of the principal balance of his Note, leaving a principal balance of $2.7 million outstanding as of September 30, 2012. In addition, on February 12, 2013 and March 26, 2013, Mr. Gladstone paid down an aggregate of $1.8 million of the principal balance of his Note, leaving a principal balance of $0.9 million outstanding as of March 31, 2013. In connection with these aggregated principal payments totaling $5.0 million made over the last two years, we released our first priority security interest on 210,000 common shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 183,334 common shares of the Company in Pledged Collateral from Mr. Gladstone as of March 31, 2013.

(B)

An event of default was triggered under this Note by virtue of Mr. Gladstone’s failure to repay the amount outstanding within five business days of August 23, 2010. As such, we charged a default rate of an additional 2% per annum under this Note for all periods following default.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our recourse notes totaling in aggregate $1.2 million as of March 31, 2013 were recorded as notes to employees and are included in the net assets section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2013, we determined that these notes were still recourse.

NOTE 5. BORROWINGS

Credit Facility

On January 29, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 4 to the fourth amended and restated credit agreement (our “Credit Facility”) to remove the London Interbank Offered Rate (“LIBOR”) minimum of 1.5% on advances. Our $137.0 million Credit Facility was arranged by Key Equipment Finance Inc. (“Key Equipment”) as administrative agent. Keybank National Association, Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. All other terms of our Credit Facility remained unchanged.

On January 19, 2012, we, through Business Loan, extended the maturity date of our revolving line of credit from March 15, 2012 to January 19, 2015 (the “Maturity Date”), at which time no other terms were changed. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 19, 2016 (one year after the Maturity Date). In connection with these amendments, we incurred fees of $0.6 million in January 2013 and $1.5 million in January 2012 and are amortizing them through the Maturity Date of our Credit Facility.

See Note 12—Subsequent Events for further discussion on our April 2013 extension of our Credit Facility.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Commitment amount	$137,000	$137,000
Borrowings outstanding	55,400	58,800
Availability	60,500	54,700

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Weighted average borrowings outstanding	$55,424	$62,018	$50,660	$68,174
Effective interest rate(A)	5.4%	6.2%	5.8%	6.1%
Commitment (unused) fees incurred	$206	$177	$437	$318

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment as custodian. Key Equipment, who also serves as the trustee of the account, generally remits the collected funds to us monthly.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014 and 2015. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of March 31, 2013, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2013, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $225.6 million, an asset coverage of 300.7% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 20 obligors in the borrowing base and as of March 31, 2013, Business Loan had 33 obligors. As of March 31, 2013, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both March 31, 2013 and September 30, 2012, our Credit Facility was valued using Level 3 inputs.

The following tables present our Credit Facility carried at fair value as of March 31, 2013 and September 30, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2013 and 2012:

	Total Recurring Fair Value Measurement Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2013	September 30, 2012
Credit Facility	$56,951	$62,451

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Three Months Ended March 31,
	2013	2012
Fair value as of December 31, 2012 and 2011, respectively	$57,781	$57,213
Net unrealized depreciation(A)	(430)	(313)
Borrowings	7,500	21,900
Repayments	(7,900)	(13,000)

Fair value as of March 31, 2013 and 2012, respectively	$56,951	$65,800

	Six Months Ended March 31,
	2013	2012
Fair value as of September 30, 2012 and 2011, respectively	$62,451	$100,012
Net unrealized depreciation(A)	(2,100)	(612)
Borrowings	51,500	32,900
Repayments	(54,900)	(66,500)

Fair value as of March 31, 2013 and 2012, respectively	$56,951	$65,800

(A)	Included in net unrealized depreciation of borrowings on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012.

The fair value of the collateral under our Credit Facility was $237.9 million and $236.3 million at March 31, 2013 and September 30, 2012, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In November 2011, we completed a public offering of 1.5 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $36.4 million, a portion of which was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending December 31, 2016.

The shares of our Term Preferred Stock have a redemption date of December 31, 2016, and are currently traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. Our Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, as of the date of redemption. In addition, there are two other potential redemption triggers: 1) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 2) at our sole option, at any time on or after December 31, 2012, we may redeem part or all of the Term Preferred Stock. No redemptions of our outstanding Term Preferred Stock have been made as of March 31, 2013.

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the six months ended March 31, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.14843750
	October 10, 2012	November 19, 2012	November 30, 2012	0.14843750
	October 10, 2012	December 19, 2012	December 31, 2012	0.14843750
	January 8, 2013	January 18, 2013	January 31, 2013	0.14843750
	January 8, 2013	February 15, 2013	February 28, 2013	0.14843750
	January 8, 2013	March 15, 2013	March 28, 2013	0.14843750

		Six Months Ended March 31, 2013:		$0.89062500

2012	December 6, 2011(A)	December 16, 2011	December 30, 2011	$0.13359375
	December 6, 2011	December 16, 2011	December 30, 2011	0.14843750
	January 10, 2012	January 23, 2012	January 21, 2012	0.14843750
	January 10, 2012	February 21, 2012	February 29, 2012	0.14843750
	January 10, 2012	March 22, 2012	March 30, 2012	0.14843750

		Six Months Ended March 31, 2012:		$0.72734375

(A)

November 2011 was prorated from the time our Term Preferred Stock was issued and outstanding (November 4 – 30, 2011), as per our final prospectus supplement dated October 28, 2011, and was paid on the same date as the December 2011 distribution.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Therefore, the related distribution payments are treated as dividend expense on our statement of operations as of the ex-dividend date. The fair value of our Term Preferred Stock based on the last reported closing price as of March 31, 2013 and September 30, 2012, was approximately $39.3 million and $39.1 million, respectively.

Aggregate preferred distributions declared and paid for the three and six months ended March 31, 2013 and 2012 were approximately $0.7 and $1.4 million, and $0.7 and $1.1 million respectively. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. COMMON STOCK

On November 29, 2012, we filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective on January 18, 2013. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under this Registration Statement.

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

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(2,763)	$(1,603)	$5,603	$(2,892)
Denominator for basic and diluted weighted average common shares	21,000,160	21,005,402	21,000,160	21,022,087

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.13)	$(0.08)	$0.27	$(0.14)

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our stockholders 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. It is our policy to pay out as a distribution up to 100% of those amounts. The amount to be paid out as distributions is determined by our Board of Directors quarterly and is based on the fiscal year earnings estimated by management. Based on that estimate, three monthly distributions are declared each quarter. The federal income tax characterization of our stockholder distributions will be reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For calendar year ended December 31, 2011, 100% of our common distributions constituted ordinary income for federal tax purposes. For the calendar year ended December 31, 2012, approximately 92% of our common distributions constituted ordinary income and the remaining approximately 8% constituted a return of capital for federal income tax purposes. The return of capital resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the six months ended March 31, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.07
	October 10, 2012	November 19, 2012	November 30, 2012	0.07
	October 10, 2012	December 19, 2012	December 31, 2012	0.07
	January 8, 2013	January 18, 2013	January 31, 2013	0.07
	January 8, 2013	February 15, 2013	February 28, 2013	0.07
	January 8, 2013	March 15, 2013	March 28, 2013	0.07

		Six Months Ended March 31, 2013:		$0.42

2012	October 11, 2011	October 21, 2011	October 31, 2011	$0.07
	October 11, 2011	November 17, 2011	November 30, 2011	0.07
	October 11, 2011	December 21, 2011	December 30, 2011	0.07
	January 10, 2012	January 23, 2012	January 31, 2012	0.07
	January 10, 2012	February 21, 2012	February 29, 2012	0.07
	January 10, 2012	March 22, 2012	March 30, 2012	0.07

		Six Months Ended March 31, 2012:		$0.42

Aggregate common distributions declared and paid for the six months ended March 31, 2013 and 2012 were each approximately $8.8 million, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the common distributions declared and paid for the fiscal year ending September 30, 2013 will be determined at fiscal year end and cannot be determined at this time. For the fiscal year ended September 30, 2012, common distributions declared and paid exceeded our accumulated earnings and profits (after taking into account preferred distributions) resulting in a partial return of capital equal to approximately $1.5 million. The return of capital resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition or results of operation. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore as of March 31, 2013, we have not established reserves.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amount recorded against the escrow amounts was $0.7 million and $0.5 million as of March 31, 2013 and September 30, 2012, respectively, and is recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

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

We estimated the fair value of our unused line of credit commitments and guarantee as of March 31, 2013 and September 30, 2012, to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the dollar balances of our unused line of credit commitments and guarantee as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Unused line of credit commitments	$2,996	$4,854
Guarantee	—	300

Total	$2,996	$5,154

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Per Common Share Data(A)
Net asset value at beginning of period	$9.17	$9.90	$8.98	$10.16

Net investment income(B)	0.21	0.25	0.44	0.45
Net realized loss on investments(B)	—	—	(0.14)	(0.39)
Net unrealized depreciation of investments(B)	(0.36)	(0.34)	(0.13)	(0.23)
Net unrealized depreciation of borrowings(B)	0.02	0.01	0.10	0.03
Distributions to common stockholders from net investment income(B)(C)	(0.21)	(0.21)	(0.42)	(0.42)
Repayment of principal on employee note receivable	0.08	—	0.08	—
Other, net(D)	—	0.01	—	0.02

Net asset value at end of period	$8.91	$9.62	$8.91	$9.62

Market value at beginning of period	$8.16	$7.63	$8.75	$6.86
Market value at end of period	9.20	8.11	9.20	8.11
Total return (E)	15.36%	8.93%	10.29%	24.46%
Common shares outstanding at end of period	21,000,160	21,000,160	21,000,160	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of period	$187,147	$202,002	$187,147	$202,002
Average net assets (F)	191,188	207,018	191,521	208,995
Senior Securities Data:
Borrowings under Credit Facility, at cost	55,400	65,800	55,400	65,800
Mandatorily redeemable preferred stock	38,497	38,497	38,497	38,497
Asset coverage ratio(G)	301%	292%	301%	292%
Asset coverage per unit(H)	$3,007	$2,922	$3,007	$2,922
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(I)	9.73%	11.41%	10.26%	10.77%
Ratio of net expenses to average net assets-annualized(J)	8.40	11.17	9.38	10.22
Ratio of net investment income to average net assets-annualized	9.23	10.08	9.68	9.22

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on ordinary income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
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

NOTE 12. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to March 31, 2013, we extended $0.3 million in revolver draws to and investments in existing portfolio companies. We also received $4.0 million in scheduled and unscheduled loan repayments, including $3.5 million of early syndicated payoffs at par, from two existing portfolio companies subsequent to March 31, 2013.

In April 2013, we exited our investment in Kansas Cable Holdings, Inc. (“KCH”) for net proceeds of $0.5 million, which resulted in a realized loss of $2.9 million recorded in the quarter ending June 30, 2013. KCH had been on non-accrual status at the time of the sale.

Distributions

In April 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
April 22, 2013	April 30, 2013	$0.07	$0.1484375
May 20, 2013	May 31, 2013	0.07	0.1484375
June 19, 2013	June 28, 2013	0.07	0.1484375

	Total for the Quarter	$0.21	$0.4453125

Amendment to Credit Facility

In April 2013, we, through Business Loan, entered into Amendment No. 6 to our Credit Facility to extend the Maturity Date for one year to January 19, 2016 (the “Amended Maturity Date”). We incurred fees of $0.7 million in April 2013 in connection with this amendment, which will be amortized through the Amended Maturity Date of our Credit Facility. If our Credit Facility is not renewed or extended by the Amended Maturity Date, all principal and interest will be due and payable on or before November 30, 2016. All other terms of our Credit Facility remained generally unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts and as otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We have based forward-looking statements on information available to us on the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2012.

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

We focus on investing in small and medium-sized private businesses in the United States (“U.S.”) that meet certain criteria, including, but not limited to, the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity positions will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

Our shares of common stock and term preferred stock are traded on the NASDAQ Global Select Market under the trading symbols “GLAD” and “GLADP,” respectively.

We operate as an externally managed, closed-end, non-diversified management investment company, and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and RIC, we are subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

We are externally managed by our investment advisor, Gladstone Management Corporation (the “Adviser”), an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities and our Board of Directors, which is composed of a majority of directors independent from us, supervises such investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby we pay separately for administrative services.

Business Environment

While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased our cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. In addition, there is increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt resulting in lower yields for increasingly riskier investments. We do not know if market and industry conditions will continue to improve or if adverse conditions will again intensify, and we do not know the full extent to which the impact of the recent economic downturn will affect us. If these conditions persist, it may affect our ability to raise additional capital.

Portfolio Activity

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities that are consistent with our investment objectives and strategies. During the six months ended March, 31 2013, we invested in several new proprietary and syndicate investments totaling $56.2 million; however, we experienced a net contraction in our overall portfolio of a net decrease of three portfolio companies, primarily due to nine portfolio companies paying off early during this period, for an aggregate of $51.9 million in unscheduled principal repayments.

In addition, in August 2012, the SEC granted us an exemptive order that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future business development company or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions approved in the SEC’s order. We believe this ability to co-invest will enhance our ability to further our investment objectives and strategies. We have had no co-investments to date.

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our $137.0 million line of credit (our “Credit Facility,” described more fully under “Revolving Credit Facility” below) that further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute to our stockholders at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock.

The continued unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of March 31, 2013, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, we believe that our public offering of 1.5 million shares of term preferred stock (our “Term Preferred Stock,” defined under “Equity — Term Preferred Stock” below) in November 2011, the change in our interest rate on advances on our Credit Facility, our Credit Facility’s extension until 2016 and our ability to co-invest with Gladstone Investment and other affiliated investment funds, will increase our ability to make investments in businesses that we believe will weather the current economic conditions and will be likely to produce attractive long-term returns for our stockholders. In the second half of fiscal year 2013, we will continue to focus on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns given the aforementioned risks.

Investment Highlights

During the six months ended March 31, 2013, we extended an aggregate of $56.2 million of investments to eight new portfolio companies and an aggregate of $4.6 million of investments to existing portfolio companies. Also, during the six months ended March 31, 2013, we sold our investment in one portfolio company for net proceeds of approximately $5.9 million, and we received scheduled and unscheduled contractual principal repayments of approximately $55.0 million from existing portfolio companies, including nine early payoffs. Since our initial public offering in August 2001, we have made 327 different loans to, or investments in, 166 companies for a total of approximately $1.2 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the six months ended March 31, 2013, we executed the following transactions with certain of our portfolio companies:

Purchases

During the six months ended March 31, 2013, we extended an aggregate of $33.7 million of investments to two new proprietary portfolio companies and an aggregate of $22.5 million to six new syndicated portfolio companies (First American Payment Systems, L.P., SumTotal Systems, Inc., Wall Street Systems Holdings, Inc., John Henry Holdings, Inc., Ardent Medical Services, Inc. and RP Crown Parent, LLC). In addition, we invested in additional equity of Reliable Biopharmaceutical Holdings, Inc. (“Reliable”).

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

•

In March 2013, we acquired a controlling equity position in Reliable and infused $2.0 million in additional equity capital in the form of preferred equity. In addition, we invested $1.1 million in line of credit draws to Reliable during the six months ended March 31, 2013. As of March 31, 2013, we have classified Reliable as a Control portfolio company on our accompanying Condensed Consolidated Schedule of Investments.

Repayments and Exits:

During the six months ended March 31, 2013, 26 borrowers made principal repayments totaling $55.0 million in the aggregate, consisting of $51.9 million of unscheduled early payoffs, as well as $3.1 million in contractual amortization, revolver repayments and principal payments.

•	Included in the unscheduled principal payments were the net proceeds at par from early payoffs of the following:

•

Syndicated investments: Blue Coat Systems, Inc. of $8.5 million, HGI Holdings, Inc. of $1.6 million, Wall Street Systems Holdings, Inc. of $3.0 million, Mood Media Corporation of $8.0 million, Keypoint Government Solutions, Inc. of $6.4 million, WP Evenflo Group Holdings, Inc. of $0.3 million, Hubbard Radio, LLC of $0.5 million and Airvana Network Solutions, Inc. of $0.2 million. In connection with four of these early payoffs, we received an aggregate of $0.5 million in prepayment fees during the three months ended December 31, 2012; and

•

Proprietary investments: Westlake Hardware, Inc. (“Westlake”) of $20.0 million. In relation to the Westlake exit, we received $1.1 million in success fees during the three months ended December 31, 2012.

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

Subsequent to March 31, 2013, we exited our investment in Kansas Cable Holdings, Inc. (“KCH”) for net proceeds of $0.5 million, which resulted in a realized loss of $2.9 million recorded in the quarter ending June 30, 2013. KCH was on non-accrual status at the time of the sale.

Refer to Note 12—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for other investment activity occurring subsequent to March 31, 2013.

Recent Developments

Amendment of Credit Facility

On April 26, 2013, we, through Gladstone Business Loan, LLC (“Business Loan”), entered into Amendment No. 6 to our Credit Facility to extend the maturity date for one year to January 19, 2016. We incurred fees of $0.7 million in April 2013 in connection with this amendment, which will be amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged.

On January 29, 2013, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility to remove the London Interbank Offered Rate (“LIBOR”) minimum of 1.5% on advances. We incurred fees of $0.6 million in January 2013 in connection with this amendment, which will be amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained unchanged at the time of this amendment.

Registration Statement

On November 29, 2012, we filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective on January 18, 2013. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under this Registration Statement.

Executive Officers

On April 9, 2013, our Board of Directors appointed Melissa Morrison, the Company’s then current Chief Accounting Officer, as Chief Financial Officer. Concurrently, David Watson resigned as the Chief Financial Officer of the Company to focus on his position as the Company’s Treasurer and on his position as Chief Financial Officer and Treasurer for Gladstone Investment, an affiliate of the Company.

On February 5, 2013, our Board of Directors appointed David Gladstone as the Company’s interim president to fill the vacancy created by the resignation of George Stelljes III, effective January 31, 2013, the Company’s former president, chief investment officer and director. Mr. Gladstone will hold this position until our Board of Directors finds a suitable replacement. Mr. Gladstone founded the Company and has also served as the chairman of our Board of Directors and the Company’s chief executive officer since its inception in 2001.

Board of Director Actions

In October 2012, our Board of Directors expanded its size from nine to ten members and appointed Terry Earhart as a new independent director to our board to fill the resulting vacancy. Mr. Earhart was also appointed as a member of our compensation and ethics, nominating and corporate governance committees. Due to the aforementioned resignation of Mr. Stelljes, our Board of Directors currently has nine directors and a vacancy exists for the tenth directorship.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2013, to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,424	$8,954	$(530)	(5.9)%
Other income	—	2,042	(2,042)	(100.0)

Total investment income	8,424	10,996	(2,572)	(23.4)

EXPENSES
Base management fee	1,419	1,538	(119)	(7.7)
Incentive fee	953	1,304	(351)	(26.9)
Administration fee	187	209	(22)	(10.5)
Interest expense	803	999	(196)	(19.6)
Dividend expense on mandatorily redeemable preferred stock	686	686	—	—
Amortization of deferred financing fees	329	277	52	18.8
Other	276	890	(614)	(69.0)

Expenses before credits from Adviser	4,653	5,903	(1,250)	(21.2)
Credits to fees from Adviser	(639)	(123)	(516)	419.5

Total expenses net of credits	4,014	5,780	(1,766)	(30.6)

NET INVESTMENT INCOME	4,410	5,216	(806)	(15.5)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	30	37	(7)	(18.9)
Net unrealized depreciation of investments	(7,633)	(7,169)	(464)	6.5
Net unrealized depreciation of borrowings	430	313	117	37.4

Net loss from investments and borrowings	(7,173)	(6,819)	(354)	5.2

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,763)	$(1,603)	$(1,160)	72.4%

Investment Income

Interest income on our investments in debt securities decreased for the three months ended March 31, 2013, by 5.7%, as compared to the three months ended March 31, 2012, primarily due to the increase in early payoffs at par during the second half of fiscal year 2012 and first quarter of fiscal year 2013, partially offset by an increase in our weighted average yield on our interest-bearing investment portfolio. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended March 31, 2013, was $293.0 million, compared to $320.5 million for the prior year period. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended March 31, 2013 was 11.6%, compared to 11.2% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The weighted average yield on our portfolio increased during the three months ended March 31, 2013, as compared to the prior year period, due to the purchase of new proprietary investments during the quarter and the early payoffs of several of our syndicated loans, which generally bear lower interest rates than our proprietary investments.

During the three months ended March 31, 2013, four of our portfolio companies were on non-accrual with an aggregate debt cost of approximately $56.8 million, or 16.4%, of the cost basis of all debt investments in our portfolio. During the prior year period, eight portfolio companies were either fully or partially on non-accrual, for an aggregate of $43.8 million at cost, or 12.1% of the aggregate cost of all debt investments portfolio in our portfolio. There were no new non-accruals added and no non-accruals placed on accrual during the three months ended March 31, 2013.

For the three months ended March 31, 2013, no other income was received or recognized. Other income for the three months ended March 31, 2012 consisted primarily of $1.1 million in success fees received from the early payoff at par of Global Materials Technologies, Inc. (“GMT”) and $0.9 million in success fees received from the early payoff at par of RCS Management Holding Co. (“RCS”).

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2013		Three Months Ended March 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$21,110	7.9%	$799	9.5%
Allen Edmonds Shoe Corporation(A)	19,580	7.3	548	6.5
Midwest Metal Distribution, Inc.	18,007	6.7	553	6.6
Francis Drilling Fluids, Ltd.	14,550	5.5	450	5.3
CMI Acquisition, LLC	13,480	5.0	502	6.0

Subtotal—five largest investments	86,727	32.4	2,852	33.9
Other portfolio companies	180,753	67.6	5,528	65.6
Other non-portfolio company revenue	—	—	44	0.5

Total investment portfolio	$267,480	100.0%	$8,424	100.0%

	As of March 31, 2012		Three Months Ended March 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$27,392	9.5%	$801	7.3%
Westlake Hardware, Inc.(B)	19,340	6.7	645	5.9
Midwest Metal Distribution, Inc.	17,870	6.2	559	5.1
Defiance Integrated Technologies, Inc.	16,041	5.6	204	1.8
CMI Acquisition, LLC	14,194	4.9	507	4.6

Subtotal—five largest investments	94,837	32.9	2,716	24.7
Other portfolio companies	193,330	67.1	8,217	74.7
Other non-portfolio company revenue	—	—	63	0.6

Total investment portfolio	$288,167	100.0%	$10,996	100.0%

(A)	Investment added in December 2012.
(B)	Investment exited in December 2012.

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, decreased for the three months ended March 31, 2013, by 30.6%, as compared to the prior year period. This decrease was primarily due to decreases in our incentive fee, interest expense on our Credit Facility and other expenses.

Interest expense decreased for the three months ended March 31, 2013, as compared to the prior year period, primarily due to decreased borrowings under our Credit Facility resulting from a net contraction in the size of our portfolio. The weighted average balance outstanding on our Credit Facility during the three months ended March 31, 2013, was approximately $55.4 million, as compared to $62.0 million in the prior year period, a decrease of 10.6%. Additionally, the decrease in interest expense for the three months ended March 31, 2013, as compared to the prior year period, is due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

Other expenses decreased for the three months ended March 31, 2013, as compared to the prior year period, primarily due to the receipt of certain reimbursable deal expenses in the current period and the increase of professional expenses related to our Registration Statement incurred in the three months ended March 31, 2012.

The base management fee decreased for the three months ended March 31, 2013, as compared to the prior year period, primarily due to the lesser amount of average total assets subject to the base management fee that we held, resulting from a net decrease in investment production on average. During the three months ended March 31, 2013, there was a decrease in the fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum, when compared to the prior year period, due to several early payoffs of senior term syndicated investments. The decrease in incentive fees earned by the Adviser during the three months ended March 31, 2013, as compared to the prior year period, is due to decreased investment income, primarily due to the success fees received in the prior year period, and also due to the incentive fee waiver in the current period. An incentive fee was earned by the Adviser during the three months ended March 31, 2013; however, the incentive fee was partially waived by the Adviser to ensure distributions to stockholders are covered entirely by net investment income. There was no incentive fee waiver in the prior year period.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2013	2012
Average total assets subject to base management fee(A)	$283,800	$307,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,419	$1,538
Reduction for loan servicing fees	(908)	(864)

Adjusted base management fee	511	674

Credit for fees received by Adviser from the portfolio companies	—	(5)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(43)	(118)

Net base management fee	$468	$551

Incentive fee(B)	953	1,304
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(596)	—

Net incentive fee	$357	$1,304

Credit for fees received by Adviser from the portfolio companies	—	(5)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(43)	(118)
Incentive fee credit	(596)	—

Credit to fees from Adviser(B)	$(639)	$(123)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

Realized Gains and Unrealized Depreciation on Investments

Net Realized Gains

For the three months ended March 31, 2013 and 2012, we recorded realized gains on investments primarily due to unamortized discounts on the early payoffs of several syndicated investments during those periods.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended March 31, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $7.6 million. Over our entire portfolio, the net unrealized depreciation was comprised of approximately $2.9 million on our debt investments and approximately $4.7 million on our equity investments for the three months ended March 31, 2013.

The net realized gains and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2013, were as follows:

	Three Months Ended March 31, 2013
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
Sunshine Media Holdings	$—	$1,401	$—	$1,401
Kansas Cable Holdings, Inc.	—	470	—	470
International Junior Golf Training Acquisition Company	—	417	—	417
Lindmark Acquisition, LLC	—	(315)	—	(315)
Defiance Integrated Technologies, Inc.	—	(396)	—	(396)
WP Evenflo Group Holdings, Inc.	—	(508)	—	(508)
GFRC Holdings, LLC	—	(581)	—	(581)
Legend Communications of Wyoming, LLC	—	(629)	—	(629)
AG Transportation Holdings, LLC	—	(728)	—	(728)
Francis Drilling Fluids, Ltd.	—	(923)	—	(923)
Reliable Biopharmaceutical Holdings, Inc.	—	(7,059)	—	(7,059)
Other, net (<$250)	30	1,240	(22)	1,248

Total:	$30	$(7,611)	$(22)	$(7,603)

The largest driver of our net unrealized depreciation for the three months ended March 31, 2013, was the notable unrealized depreciation of $7.1 million for Reliable due to a decline in financial and operational performance. In March 2013, we acquired a controlling equity position in Reliable and infused $2.0 million in additional equity capital in the company in the form of preferred equity. This unrealized depreciation was partially offset by unrealized appreciation on Sunshine Media Holdings (“Sunshine”) of $1.4 million, which was due to an incremental improvement in the portfolio company’s financial and operational performance.

During the prior year period ended March 31, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $7.2 million, which included reversals of $0.5 million in combined aggregate unrealized depreciation. Over our entire portfolio, the net unrealized depreciation consisted of approximately $6.6 million on our debt investments and approximately $0.6 on our equity investments for the three months ended March 31, 2012.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2012, were as follows:

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

The largest drivers of our net unrealized depreciation for the three months ended March 31, 2012, were the unrealized depreciation on Sunshine of $2.4 million, GFRC Holdings, LLC (“GFRC”) of $1.2 million and BAS Broadcasting (“BAS”) of $1.1 million, which were all due to declines in these portfolio companies’ financial and operational performance.

At March 31, 2013, the fair value of our investment portfolio was less than its cost basis by approximately $93.8 million, and our entire investment portfolio was valued at 74.0% of cost, as compared to cumulative net unrealized depreciation of $86.2 million and a valuation of our entire portfolio at 75.8% of cost at December 31, 2012. This represents net unrealized depreciation of $7.6 million for the three months ended March 31, 2013. Of our current investment portfolio, 18 portfolio companies originated before December 31, 2007, representing 50.9% of the entire cost basis of our portfolio, were valued at 56.0% of cost and include our four investments on non-accrual status. Our 29 portfolio companies originated after December 31, 2007, representing 49.1% of the entire cost basis of our portfolio, were valued at 92.7% of cost, none of which are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of March 31, 2013, primarily due to the lingering effects of the recession that began in late 2007 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation of Borrowings

Net unrealized depreciation of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended March 31, 2013 and 2012, we recorded a net unrealized depreciation of borrowings of $0.4 million and $0.3 million, respectively. Our Credit Facility was fair valued at $57.0 million and $62.5 million as of March 31, 2013 and September 30, 2012, respectively.

Comparison of the Six Months Ended March 31, 2013, to the Six Months Ended March 31, 2012

	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$16,604	$18,275	$(1,671)	(9.1)%
Other income	1,648	2,042	(394)	(19.3)

Total investment income	18,252	20,317	(2,065)	(10.2)

EXPENSES
Base management fee	2,851	3,094	(243)	(7.9)
Incentive fee	2,168	2,339	(171)	(7.3)
Administration fee	337	404	(67)	(16.6)
Interest expense	1,659	2,138	(479)	(22.4)
Dividend expense on mandatorily redeemable preferred stock	1,372	1,120	252	22.5
Amortization of deferred financing fees	585	734	(149)	(20.3)
Other	851	1,428	(577)	(40.4)

Expenses before credits from Adviser	9,823	11,257	(1,434)	(12.7)
Credits to fees from Adviser	(840)	(574)	(266)	46.3

Total expenses net of credits	8,983	10,683	(1,700)	(15.9)

NET INVESTMENT INCOME	9,269	9,634	(365)	(3.8)

NET REALIZED AND UNREALIZED LOSS
Net realized loss on investments	(3,018)	(8,212)	5,194	(63.2)
Net unrealized depreciation of investments	(2,748)	(4,926)	2,178	(44.2)
Net unrealized depreciation of borrowings	2,100	612	1,488	243.1

Net loss from investments and borrowings	(3,666)	(12,526)	8,860	(70.7)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,603	$(2,892)	$8,495	NM %

NM = Not Meaningful

Investment Income

Interest income on our investments in debt securities decreased for the six months ended March 31, 2013, by 9.0%, as compared to the six months ended March 31, 2012, primarily due to the increase in early payoffs at par during the second half of fiscal year 2012 and first quarter of fiscal year 2013, partially offset by an increase in our weighted average yield on our interest-bearing investment portfolio. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended March 31, 2013, was $285.5 million, compared to $327.0 million for the prior year period. The annualized weighted average yield on our interest-bearing investment portfolio for the six months ended March 31, 2013 was 11.6%, compared to 11.1% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The weighted average yield on our portfolio increased during the six months ended March 31, 2013, as compared to the prior year period, due to the purchase of new proprietary investments during the three months ended December 31, 2012, and the early payoffs of several of our syndicated loans, which generally bear lower interest rates than our proprietary investments.

During the six months ended March 31, 2013, four of our portfolio companies were on non-accrual with an aggregate debt cost of approximately $56.8 million, or 16.4%, of the cost basis of all debt investments in our portfolio. During the prior year period, eight portfolio companies were on non-accrual with an aggregate debt cost of approximately $43.8 million, or 12.1%, of the cost basis of all debt investments in our portfolio. There were no new non-accruals added and no non-accruals placed on accrual during the six months ended March 31, 2013.

Other income for the six months ended March 31, 2013, consisted primarily of $1.1 million in success fees received from the early payoff of Westlake in December 2012. In addition, we received prepayment fees in the aggregate of $0.5 million in the six months ended March 31, 2013, related to early payoffs of four syndicate investments during the three months ended December 31, 2012. Other income for the six months ended March 31, 2012, consisted primarily of a combined $2.0 million in success fees received from the early payoffs at par of GMT and RCS in January and March 2012, respectively.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2013		Six Months Ended March 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$21,110	7.9%	$1,609	8.8%
Allen Edmonds Shoe Corporation(A)	19,580	7.3	627	3.4
Midwest Metal Distribution, Inc.	18,007	6.7	1,119	6.1
Francis Drilling Fluids, Ltd.	14,550	5.5	910	5.0
CMI Acquisition, LLC	13,480	5.0	1,015	5.6

Subtotal—five largest investments	86,727	32.4	5,280	28.9
Other portfolio companies	180,753	67.6	12,874	70.5
Other non-portfolio company revenue	—	—	98	0.6

Total investment portfolio	$267,480	100.0%	$18,252	100.0%

	As of March 31, 2012		Six Months Ended March 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
Reliable Biopharmaceutical Holdings, Inc.	$27,392	9.5%	$1,586	7.8%
Westlake Hardware, Inc.(B)	19,340	6.7	1,296	6.4
Midwest Metal Distribution, Inc.	17,870	6.2	1,124	5.5
Defiance Integrated Technologies, Inc.	16,041	5.6	413	2.0
CMI Acquisition, LLC	14,194	4.9	1,000	4.9

Subtotal—five largest investments	94,837	32.9	5,419	26.6
Other portfolio companies	193,330	67.1	14,762	72.7
Other non-portfolio company revenue	—	—	136	0.7

Total investment portfolio	$288,167	100.0%	$20,317	100.0%

(A)	Investment added in December 2012.
(B)	Investment exited in December 2012.

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, decreased for the six months ended March 31, 2013, by 15.9%, as compared to the prior year period. This decrease was primarily due to decreases in our base management and incentive fees, interest expense on our Credit Facility, amortization of deferred financing fees and other expenses, partially offset by an increase in our dividend expense on our mandatorily redeemable preferred stock.

Interest expense decreased for the six months ended March 31, 2013, as compared to the prior year period, primarily due to decreased borrowings under our Credit Facility resulting from a net contraction in the size of our portfolio. The weighted average balance outstanding on our Credit Facility during the six months ended March 31, 2013, was approximately $50.7 million, as compared to $68.2 million in the prior year period, a decrease of 25.7%. Additionally, the decrease in interest expense for the six months ended March 31, 2013, as compared to the prior year period, was due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

During the six months ended March 31, 2013, we paid $1.4 million of dividends on our Term Preferred Stock. We classify these dividends as dividend expense on our accompanying Consolidated Statements of Operations. There were only $1.1 million of dividends paid during the six months ended March 31, 2012, as our Term Preferred Stock offering occurred in November 2011 and therefore the dividends during that period were prorated from the time our Term Preferred Stock was issued and outstanding.

The amortization of deferred financing fees decreased for the six months ended March 31, 2013, as compared to the prior year period, primarily due to the change in the amortization period on our Credit Facility financing fees. We entered into an amendment on our Credit Facility in January 2012 to renew for a three year period ending in January 2015, which allowed us to extend the amortization period on all of our related financing fees prospectively, beginning in January 2012.

Other expenses decreased for the six months ended March 31, 2013, as compared to the prior year period, primarily due to the receipt of certain reimbursable deal expenses in the current period. Additionally there were fewer legal fees incurred in connection with troubled loans during the six months ended March 31, 2013, as compared to the prior year period.

The base management fee decreased for the six months ended March 31, 2013, as compared to the prior year period, primarily due to the lesser amount of average total assets subject to the base management fee that we held, resulting from a net decrease in investment production on average. During the six months ended March 31, 2013, there was a decrease in the fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum, when compared to the prior year period, due to there being several early payoffs of senior term syndicated investments. The decrease in incentive fees earned by the Adviser during the six months ended March 31, 2013, as compared to the prior year period, is due to decreased investment income, primarily due to several early payoffs of interest-bearing investments in our portfolio over the last twelve months and also due to an increase in the incentive fee waiver in the current period. An incentive fee was earned by the Adviser during the six months ended March 31, 2013 and 2012; however, the incentive fee was partially waived by the Adviser to ensure distributions to stockholders are covered entirely by net investment income.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2013	2012
Average total assets subject to base management fee(A)	$285,100	$309,400
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	$2,851	$3,094
Reduction for loan servicing fees	(1,766)	(1,823)

Adjusted base management fee	1,085	1,271
Credit for fees received by Adviser from the portfolio companies	(140)	(53)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(104)	(243)

Net base management fee	$841	$975

Incentive fee(B)	2,168	2,339
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(596)	(278)

Net incentive fee	$1,572	$2,061

Credit for fees received by Adviser from the portfolio companies	(140)	(53)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(104)	(243)
Incentive fee credit	(596)	(278)

Credit to fees from Adviser(B)	$(840)	$(574)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

Realized Loss and Unrealized Depreciation on Investments

Net Realized Losses

For the six months ended March 31, 2013, we recorded a net realized loss on investments of $3.0 million primarily related to the sale of Viapack of $2.4 million and the write off of Access TV of $0.9 million in November 2012. These realized losses were partially offset by the aggregate realized gains of $0.2 million from unamortized discounts from several early payoffs during the six months ended March 31, 2012, as well as escrowed proceeds of $0.1 million in connection with our exit in fiscal year 2012 of our investment in Newhall Holdings Inc. (“Newhall”).

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

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the six months ended March 31, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $2.7 million, which included the reversal of $8.0 million in combined aggregate unrealized depreciation primarily related to the sale of Viapack and the write off of Access TV. Excluding reversals, we had $10.8 million in net unrealized depreciation for the six months ended March 31, 2013. Over our entire portfolio, the net unrealized depreciation is comprised of approximately $3.0 million of appreciation on our debt investments and approximately $5.7 million of depreciation on our equity investments for the six months ended March 31, 2013.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2013, were as follows:

	Six Months Ended March 31, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Viapack, Inc.	$(2,407)	$—	$6,660	$4,253
Sunshine Media Holdings	—	1,632	—	1,632
Access Television Network, Inc.	(903)	—	903	—
International Junior Golf Training Acquisition Company	—	841	—	841
Westlake Hardware, Inc.	—	—	640	640
Kansas Cable Holdings, Inc.	—	401	—	401
LocalTel, LLC	—	(256)	—	(256)
CMI Acquisition, LLC	—	(285)	—	(285)
WP Evenflo Group Holdings, Inc.	—	(528)	3	(525)
BAS Broadcasting	—	(560)	—	(560)
AG Transportation Holdings, LLC	—	(729)	—	(729)
Francis Drilling Fluids, Ltd.	—	(836)	—	(836)
Lindmark Acquisition, LLC	—	(853)	—	(853)
GFRC Holdings, LLC	—	(1,171)	—	(1,171)
Legend Communications of Wyoming, LLC	—	(1,339)	—	(1,339)
Defiance Integrated Technologies, Inc.	—	(1,593)	—	(1,593)
Reliable Biopharmaceutical Holdings, Inc.	—	(7,473)	—	(7,473)
Other, net (<$250)	292	1,975	(180)	2,087

Total:	$(3,018)	$(10,774)	$8,026	$(5,766)

The largest driver of our net unrealized depreciation for the six months ended March 31, 2013, was the notable unrealized depreciation of Reliable of $7.5 million due to a decline in the portfolio company’s financial and operational performance. As noted earlier, we acquired a controlling position in Reliable and infused $2.0 million additional equity capital in the company in the form of preferred equity in March 2013. In addition, there was unrealized depreciation of Defiance Integrated Technologies, Inc. of $1.6 million and Legend Communications of Wyoming LLC of $1.3 million, which were also due to declines in these portfolio companies’ financial and operational performance. Partially offsetting this unrealized depreciation were the reversals of unrealized depreciation of Viapack of $6.7 million, Access TV of $0.9 million and Westlake of $0.6 million, all related to sales, write offs or payoffs during the period, as well as unrealized appreciation of Sunshine of $1.6 million due to an incremental improved financial and operational performance of this portfolio company.

During the prior year period ended March 31, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $4.9 million, which included the reversals of $12.0 million in combined aggregate unrealized depreciation primarily related to the sales of Newhall and KMBQ. Excluding reversals, we had $16.9 million in net unrealized depreciation for the six months ended March 31, 2012. Over our entire portfolio, the net unrealized depreciation consisted of approximately $5.1 million on our debt investments and approximately $0.2 million of appreciation on our equity investments for the six months ended March 31, 2012.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2012, were as follows:

	Six Months Ended March 31, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,356)	$—	$9,978	$2,622
Defiance Integrated Technologies, Inc.	—	1,161	—	1,161
Midwest Metal Distribution, Inc.	—	681	—	681
Northern Contours, Inc.	—	—	444	444
Global Materials Technologies, Inc.	—	422	—	422
WP Evenflo Group Holdings, Inc.	—	345	—	345
Keypoint Government Solutions, Inc.	—	275	—	275
KMBQ Corporation	(1,044)	—	1,135	91
Kansas Cable Holdings, Inc.	—	(417)	—	(417)
LocalTel, LLC	—	(544)	—	(544)
Saunders & Associates	—	(861)	—	(861)
Lindmark Acquisition, LLC	—	(974)	—	(974)
International Junior Golf Training Acquisition Company	—	(1,015)	—	(1,015)
Precision Acquisition Group Holdings, Inc.	—	(1,033)	—	(1,033)
Sunburst Media – Louisiana, LLC	—	(1,462)	—	(1,462)
Viapack, Inc.	—	(1,701)	—	(1,701)
BAS Broadcasting	—	(2,128)	—	(2,128)
GFRC Holdings, LLC	—	(3,408)	—	(3,408)
Sunshine Media Holdings	—	(6,394)	—	(6,394)
Other, net (<$250)	188	112	458	758

Total:	$(8,212)	$(16,941)	$12,015	$(13,138)

The largest drivers of our net unrealized depreciation for the six months ended March 31, 2012, were the unrealized depreciation of Sunshine of $6.4 million, GFRC of $3.4 million and BAS of $2.1 million, which were all due to declines in these portfolio companies’ financial and operational performance.

At March 31, 2013, the fair value of our investment portfolio was less than its cost basis by approximately $93.8 million, and our entire investment portfolio was valued at 74.0% of cost, as compared to cumulative net unrealized depreciation of $91.1 million and a valuation of our entire portfolio at 75.0% of cost at September 30, 2012. This represents net unrealized depreciation of $2.7 million for the six months ended March 31, 2013. Of our current investment portfolio, 18 portfolio companies originated before December 31, 2007, representing 50.9% of the entire cost basis of our portfolio, were valued at 56.0% of cost and include our four investments on non-accrual status. Our 29 portfolio companies originated after December 31, 2007, representing 49.1% of the entire cost basis of our portfolio, were valued at 92.7% of cost, none of which are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of March 31, 2013, primarily due to the lingering effects of the recession that began in late 2007 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation of Borrowings

Net unrealized depreciation of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the six months ended March 31, 2013 and 2012, we recorded a net unrealized depreciation of borrowings of $2.1 million and $0.6 million, respectively. Our Credit Facility was fair valued at $57.0 million and $62.5 million as of March 31, 2013 and September 30, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The majority of cash from operating activities is generated from the interest payments on debt securities that we receive from our portfolio companies. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to our Adviser, and for other operating expenses. Net cash provided by operating activities during the six months ended March 31, 2013, was $9.7 million, as compared to $8.5 million for the six months ended March 31, 2012. The increase was primarily due to an increase in repayments on investments, partially offset by an increase in purchases of investments during the six months ended March 31, 2013. Despite increased new investment activity during the six months ended March 31, 2013, as compared to the prior year period, we experienced increased payoffs and exits and consequently our portfolio size decreased slightly. This decrease in our portfolio size decreased our interest income during the six months ended March 31, 2013, as compared to the prior year period.

At March 31, 2013, we had investments in equity of, loans to, or syndicated participations in, 47 private companies with an aggregate cost basis of approximately $361.3 million. At March 31, 2012, we had investments in equity of, loans to, or syndicated participations in, 55 private companies with an aggregate cost basis of approximately $373.0 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2013 and 2012 at fair value:

	Six Months Ended March 31,
	2013	2012
Beginning investment portfolio at fair value	$273,960	$302,947
New investments	56,227	10,090
Disbursements to existing portfolio companies	4,599	19,519
Scheduled principal repayments	(3,058)	(3,984)
Unscheduled principal repayments	(51,949)	(20,776)
Proceeds from sales	(5,918)	(6,459)
Increase in investment balance due to PIK(A)	39	—
Net unrealized depreciation	(10,774)	(16,941)
Reversal of prior period depreciation on realization	8,026	12,015
Net realized loss	(3,146)	(8,363)
Amortization of premiums and discounts	(526)	119

Ending investment portfolio at fair value	$267,480	$288,167

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2013.

		Amount
For the remaining six months ending September 30:	2013	$67,518
For the fiscal year ending September 30:	2014	50,596
	2015	26,984
	2016	84,131
	2017	35,829
	Thereafter	83,290

	Total contractual repayments	$348,348
	Equity investments	14,369
	Adjustments to cost basis on investments	(1,427)

	Total cost basis of investments held at March 31, 2013:	$361,290

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2013, was $11.1 million and consisted primarily of net repayments on our Credit Facility of $3.4 million and distributions to common stockholders of $8.8 million. Net cash used in financing activities for the six months ended March 31, 2012, was $7.5 million and consisted primarily of net repayments on the Credit Facility of $33.6 million, distributions to common stockholders of $8.8 million and $3.6 million of deferred financing fees related to our Term Preferred Stock offering in November 2011 of $2.2 million and the renewal of our Credit Facility in January 2012 of $1.4 million. These financing activities were partially offset by proceeds from the issuance of Term Preferred Stock of $38.5 million during this six month period.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the six months from October 2012 through March 2013, which totaled an aggregate of $8.8 million. In April 2013, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May and June 2013. We declared these distributions based on our estimates of net investment income for the fiscal year.

For the fiscal year ended September 30, 2012, which includes the three months ended December 30, 2011, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of net investment income for the fiscal year. For our fiscal year ended September 30, 2012, our stockholder distributions declared and paid exceeded our current and accumulated earnings and profits resulting in a partial return of capital of approximately $1.5 million. The return of capital resulted primarily from accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes. The federal income tax characterization of the common distributions declared and paid to our stockholders for our fiscal year ending September 30, 2013 will be determined at our fiscal year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the six months from October 2012 through March 2013, which totaled an aggregate of $1.4 million. In April 2013, our Board of Directors declared a monthly distribution of $0.1484375 per share of Term Preferred Stock for each of April, May and June 2013. In accordance with GAAP, we treat these monthly distributions as an operating expense. For federal income tax purposes, we expect that these preferred distributions will constitute ordinary income.

Equity

Registration Statement

On November 29, 2012, we filed our Registration Statement on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective January 18, 2013. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under this Registration Statement.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value (“NAV”) per common share, as it has consistently traded over the last three years, we are subject to regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of April 29, 2013, our closing market price was $9.40 per common share, a 5.5% premium to our March 31, 2013 NAV per common share of $8.91. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering.

At our Annual Meeting of Stockholders held on February 14, 2013, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per common share for a period of one year, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008 and have never issued common stock below NAV per common share.

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

Revolving Credit Facility

On January 29, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 4 to our “Credit Facility to remove the LIBOR minimum of 1.5% on advances. Our $137.0 million Credit Facility was arranged by Key Equipment Finance Inc. (“Key Equipment”) as administrative agent. Keybank National Association, Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. All other terms of our Credit Facility remained unchanged.

On January 19, 2012, we, through Business Loan, extended the maturity date of our revolving line of credit from March 15, 2012 to January 19, 2015 (the “Maturity Date”), at which time no other terms were changed. We incurred fees of $0.6 million in January 2013 and $1.5 million in January 2012 in connection with these amendments, which are amortized through the Maturity Date of our Credit Facility.

On April 26, 2013, we, through Business Loan, entered into an Amendment No. 6 to our Credit Facility to extend the Maturity Date for one year to January 19, 2016 (the “Amended Maturity Date”). If our Credit Facility is not renewed or extended by the Amended Maturity Date, all principal and interest will be due and payable on or before November 30, 2016. We incurred fees of $0.7 million in April 2013 in connection with this amendment, which will be amortized through the Amended Maturity Date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment as custodian. Key Equipment, who also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014, and 2015. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability credit under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2002, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. At March 31, 2013, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $225.6 million, an asset coverage of 300.7% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 20 obligors in the borrowing base and as of March 31, 2013, Business Loan had 33 obligors. As of March 31, 2013 we were in compliance with all of the facility covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credits with our portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some our portfolio companies. As of March 31, 2013 we had no guarantees outstanding compared to one guarantee outstanding to Viapack up to a maximum of $0.3 million as of September 30, 2012. We were never required to make any payments on this guarantee and we consider the credit risks to be remote and the fair value of the guarantee to be minimal. This guarantee was terminated effective January 4, 2013, as part of the sale of our investment in Viapack.

We estimated the fair value of our unused line of credit commitments and guarantee as of March 31, 2013 and September 30, 2012, to be minimal. Therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table summarizes our contractual obligations as of March 31, 2013 at cost:

	Payments Due by Fiscal Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$55,400	$—	$—	$55,400
Term Preferred Stock	—	—	38,497	—	38,497
Interest on contractual obligations(C)	2,896	12,208	686	—	15,790

Total	$2,896	$67,608	$39,183	$—	$109,687

(A)	Excludes our unused line of credit commitments and guarantee to our portfolio companies in an aggregate amount of $3.0 million as of March 31, 2013.
(B)

Principal balance of borrowings under our Credit Facility, based on the current contractual maturity as of March 31, 2013 due to the revolving nature of the facility. In April 2013, we amended our Credit Facility to extend the Maturity Date until January 2016.

(C)

Includes estimated interest payments on our Credit Facility and dividend obligations on our Term Preferred Stock. The amount of interest calculated for purposes of this table was based upon rates and balances of our Credit Facility as of March 31, 2013. Dividend payments on our Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we do not recognize success fees as income until they are received in cash. As a result, as of March 31, 2013, we have an aggregate off-balance sheet success fee receivable of $12.9 million, or approximately $0.61 per common share, on our accruing debt investments that would be owed to us based on our current portfolio if paid off. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

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

As of March 31, 2013 and September 30, 2012, all of our investments were valued using Level 3 inputs. See Note 3—Investments in our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

Valuation Methods:

Publicly traded securities: The Adviser determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of March 31, 2013 and September 30, 2012, we did not have any investments in publicly traded securities.

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

As of March 31, 2013 and September 30, 2012, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicated investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest and principal is no longer collectable. At March 31, 2013, four portfolio companies were on non-accrual with an aggregate cost basis of approximately $56.8 million, or 16.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.5 million, or 2.9% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual status with an aggregate cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio. Additionally, the Adviser does not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2013 and September 30, 2012, representing approximately 79.5% and 77.9%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2013	2012
Highest	10.0	10.0
Average	5.6	5.8
Weighted Average	4.9	5.2
Lowest	2.0	2.0

For syndicated loans that are currently rated by an NRSRO, the Adviser risk rates such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at March 31, 2013 and September 30, 2012, representing approximately 15.2% and 15.1%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2013	2012
Highest	BB-/B1	B+/B1
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	CCC/B3	NR/Caa1

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. At March 31, 2013 and September 30, 2012, these loans represented 5.3% and 7.0%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of March 31, 2013	As of September 30, 2012
Highest	5.0	7.0
Average	4.5	5.3
Weighted Average	4.6	5.2
Lowest	4.0	4.0

Tax Status

Federal Income Taxes

We intend to continue to maintain our qualification as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to our stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. Our policy generally is to make distributions to our stockholders in amount up to 100% of our investment company taxable income.

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gain net income from preceding years that were not distributed during such years. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the previous regulation.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At March 31, 2013, four portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $56.8 million, or 16.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.5 million, or 2.9% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio.

As of March 31, 2013 and September 30, 2012, we had 22 and 24 original issue discount (“OID”) loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $70 and $0.1 million for the three and six months ended March 31, 2013, respectively, as compared to $74 and $0.2 million for the three and six months ended March 31, 2012. The unamortized balance of OID investments as of March 31 and September 30, 2012 totaled $1.4 million and $1.1 million, respectively.

As of March 31, 2013, we had two investments which had a PIK interest component and as of September 30, 2012, we had one investment which had a PIK interest component. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $51 and $0.1 million for the three and six months ended March 31, 2013, respectively as compared to no PIK income during the three and six months ended March 31, 2012, respectively. We collected $0 PIK interest in cash during the six months ended March 31, 2013 and 2012, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $1.1 million of success fees during the six months ended March 31, 2013, which resulted from our exit of Westlake in December 2012. We recorded a combined $2.0 million of success fees during the six months ended March 31, 2012, which resulted from our exits of GMT and RCS in January and March 2012, respectively. As of March 31, 2013, we have an aggregate off-balance sheet success fee receivable of approximately $12.9 million on our accruing debt securities.

During the six months ended March 31, 2013, we recognized an aggregate of $0.5 million in prepayment fees which resulted from the early payoffs of four of our syndicated loans during the period. We did not recognize any prepayment fees for the six months ended March 31, 2012.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques from time to time to limit our exposure to interest rate fluctuations; however, we did not use any for the six months ended March 31, 2013 and 2012. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Our target is to have approximately 10% of the debt investments in our portfolio at fixed rates, with approximately 90% made at variable rates. At March 31, 2013, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

84.0%	variable rates with a floor
4.8%	variable rates without a floor
11.2%	fixed rates
100.0%	total

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate.

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2013 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC on November 13, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our capital stock. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC on November 13, 2012, and the risk factor set forth below.

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness (which include senior securities representing indebtedness and senior securities that are stock) unless immediately after such borrowing we have an asset coverage (as defined in Section 18(h) of the 1940 Act) for total of at least 200% (i.e. the amount of borrowings may not exceed 50% of the value of our assets). Legislation pending reintroduction to the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of such indebtedness that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase. Our mandatorily redeemable preferred stock is a senior security that is stock and so for this 200% asset coverage threshold is included as total indebtedness.

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

GLADSTONE CAPITAL CORPORATION

By:	/s/ Melissa Morrison
Melissa Morrison
Chief Financial Officer

Date: April 30, 2013

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.5	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.6	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 7.125% Series 2016 Term Preferred Stock, incorporated by reference to Exhibit 2.d.5 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

10.1	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent (filed herewith).

10.2	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of April 26, 2013 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent (filed herewith).

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.