Form 10-Q
period 2013-06-30
GLADSTONE CAPITAL CORP
filed 2013-07-31
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200 MCLEAN, VIRGINIA	22102
(Address of principal executive office)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of July 30, 2013 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2013	September 30, 2012
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $237,644 and $268,500, respectively)	$201,071	$237,135
Control investments (Cost of $116,137 and $96,521, respectively)	54,200	36,825

Total investments at fair value (Cost of $353,781 and $365,021, respectively)	255,271	273,960

Cash and cash equivalents	16,987	10,155
Restricted cash and cash equivalents	850	507
Interest receivable	2,909	2,696
Due from custodian	1,030	2,177
Deferred financing fees	3,393	2,957
Other assets	713	950

TOTAL ASSETS	$281,153	$293,402

LIABILITIES
Borrowings at fair value (Cost of $58,600 and $58,800, respectively)	$59,531	$62,451
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 1,539,882 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	38,497	38,497
Accounts payable and accrued expenses	381	475
Interest payable	138	185
Fees due to Adviser(A)	1,089	1,830
Fee due to Administrator(A)	183	174
Other liabilities	656	1,226

TOTAL LIABILITIES	$100,475	$104,838

Commitments and contingencies(B)
NET ASSETS	$180,678	$188,564

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized and 21,000,160 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	$21	$21
Capital in excess of par value	324,714	324,714
Notes receivable from employees(A)	(1,224)	(3,024)
Cumulative net unrealized depreciation of investments	(98,510)	(91,061)
Cumulative net unrealized appreciation of borrowings	(931)	(3,651)
Overdistributed net investment income	(474)	(474)
Accumulated net realized losses	(42,918)	(37,961)

TOTAL NET ASSETS	$180,678	$188,564

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$8.60	$8.98

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$6,777	$8,093	$20,926	$23,822
Control investments	1,551	827	3,908	3,236
Cash and cash equivalents	1	1	2	7
Notes receivable from employees(A)	22	62	118	192

Total interest income	8,351	8,983	24,954	27,257
Other income:
Non-Control/Non-Affiliate investments	200	978	1,848	3,020

Total investment income	8,551	9,961	26,802	30,277

EXPENSES
Base management fee(A)	1,382	1,561	4,233	4,655
Incentive fee(A)	998	1,217	3,167	3,556
Administration fee(A)	183	175	521	579
Interest expense on borrowings	756	1,167	2,415	3,305
Dividend expense on mandatorily redeemable preferred stock	686	686	2,057	1,806
Amortization of deferred financing fees	313	252	898	987
Professional fees	181	135	473	790
Other general and administrative expenses	197	281	754	1,054

Expenses before credits from Adviser	4,696	5,474	14,518	16,732
Credits to fees from Adviser(A)	(555)	(382)	(1,395)	(956)

Total expenses net of credits	4,141	5,092	13,123	15,776

NET INVESTMENT INCOME	4,410	4,869	13,679	14,501

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	468	150	(142)	(8,062)
Control investments	(2,856)	—	(5,264)	—

Total net realized (loss) gain	(2,388)	150	(5,406)	(8,062)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(5,960)	(5,128)	(7,818)	(1,862)
Control investments	1,259	(5,994)	369	(14,186)
Borrowings	620	(4,477)	2,720	(3,865)

Net unrealized depreciation	(4,081)	(15,599)	(4,729)	(19,913)

Net realized and unrealized loss	(6,469)	(15,449)	(10,135)	(27,975)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,059)	$(10,580)	$3,544	$(13,474)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.10)	$(0.50)	$0.17	$(0.64)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,000,160	21,000,160	21,000,160	21,014,805

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
OPERATIONS
Net investment income	$13,679	$14,501
Net realized loss on investments	(5,406)	(8,062)
Net unrealized depreciation of investments	(7,449)	(16,048)
Net unrealized depreciation (appreciation) of borrowings	2,720	(3,865)

Net increase (decrease) in net assets resulting from operations	3,544	(13,474)

DISTRIBUTIONS
Distributions to common stockholders	(13,230)	(13,240)

CAPITAL TRANSACTIONS
Stock redemption for repayment of principal on employee notes(A)	—	(332)
Repayment of principal on employee notes(A)	1,800	338

Net increase in net assets from capital transactions	1,800	6

NET DECREASE IN NET ASSETS	(7,886)	(26,708)
NET ASSETS, BEGINNING OF PERIOD	188,564	213,721

NET ASSETS, END OF PERIOD	$180,678	$187,013

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$3,544	$(13,474)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(70,857)	(66,254)
Principal repayments on investments	69,424	39,980
Proceeds from sale of investments	6,557	6,459
Increase in investment balance due to paid-in-kind interest	(133)	—
Net change in premiums, discounts and amortization	357	(115)
Net realized loss on investments	5,892	8,242
Net unrealized depreciation of investments	7,449	16,048
Net unrealized (depreciation) appreciation of borrowings	(2,720)	3,865
Increase in restricted cash and cash equivalents	(343)	(1,175)
Amortization of deferred financing fees	898	987
(Increase) decrease in interest receivable	(213)	133
Decrease (increase) in due from custodian	1,147	(2,863)
Decrease in other assets	237	620
Decrease in accounts payable and accrued expenses	(94)	(175)
Decrease in interest payable	(47)	(64)
Decrease in fees due to Adviser(A)	(741)	(19)
Increase (decrease) in fee due to Administrator(A)	9	(34)
(Decrease) increase in other liabilities	(570)	819

Net cash provided by (used in) operating activities	19,796	(7,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	68,500	69,900
Repayments on borrowings	(68,700)	(82,000)
Proceeds from issuance of mandatorily redeemable preferred stock	—	38,497
Deferred financing fees	(1,334)	(3,548)
Distributions paid to common stockholders	(13,230)	(13,240)
Receipt of principal on employee notes	1,800	6

Net cash (used in) provided by financing activities	(12,964)	9,615

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,832	2,595
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,155	6,732

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,987	$9,327

NON-CASH ACTIVITIES(B)	$—	$332

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Redemption of 39,082 shares of common stock to reduce the principal balance of an employee loan by $332. Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Non-syndicated investments:
AG Transportation Holdings, LLC	Cargo Transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,798	$12,903
		Member Profit Participation (18.0% ownership)(F) (G)		1,000	6
		Profit Participation Warrants (7.0% ownership)(F) (G)		244	—

				14,042	12,909

Allen Edmonds Shoe Corporation	Personal and non-durable consumer products	Senior Subordinated Term Debt (11.3%, Due 12/2015)(D)	19,483	19,483	19,531

Allison Publications, LLC	Printing and publishing	Senior Term Debt (10.5% and 2.0% PIK, Due 9/2013)(D)	7,240	7,240	6,960
BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013)(D)	7,465	7,465	747

Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $147 available (7.3%, Due 11/2013)(D)	303	303	184

CMI Acquisition, LLC	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (14.0%, Due 12/2016)(D)	14,265	14,265	12,838

FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(G) (J)		2,000	3,347

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,325
		Preferred Units (999 units)(F) (G)		999	—
		Common Units (999 units)(F) G)		1	—

				16,000	14,325

Funko, LLC	Personal and non-durable consumer products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(I)	7,501	7,501	7,501
		Preferred Units (1,250 units)(G) (I)		1,250	1,250

				8,751	8,751

GFRC Holdings, LLC	Buildings and real estate	Senior Term Debt (10.5%, Due 12/2013)(D)	5,024	5,024	1,884
		Senior Subordinated Term Debt (13.0%, Due 12/2013)(D)	6,598	6,598	2,474

				11,622	4,358

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2014)(D)	100	100	30
		Line of Credit, $0 available (10.0%, Due 3/2014)(D)	100	100	30
		Senior Term Debt (5.0%, Due 3/2014)(D)	4,343	4,342	1,303
		Common Stock Warrants (8.8% ownership)(F) (G)		66	—

				4,608	1,363

International Junior Golf Training Acquisition Company	Leisure, amusement, motion	Line of Credit, $0 available (11.0%, Due 5/2014)(D)	2,250	2,250	1,463
	pictures and entertainment	Senior Term Debt (10.5%, Due 5/2014)(D)	361	361	235
		Senior Term Debt (12.5%, Due 5/2014)(C) (D)	2,500	2,500	1,625

				5,111	3,323

Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (8.4% ownership, $2,700 uncalled capital commitment)(K)		253	253
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 12/2013)(D)	6,874	6,874	1,719

North American Aircraft Services, LLC	Aerospace and defense	Senior Term Debt (7.5%, Due 8/2016)(D)	3,234	3,234	3,230
		Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	4,750	4,750	4,744
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,816
		Common Stock Warrants (35,000 shares)(F) (G)		350	425

				11,154	11,215

Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D)	1,492	1,492	1,444

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017)(D)	$9,709	$9,709	$9,722
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017)(D)	556	491	555
		Participation Unit (2.4% ownership)(F) (G)		75	—

				10,275	10,277

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (11.0%, Due 3/2014)(D)	1,000	1,000	730
		Senior Term Debt (11.0%, Due 3/2014)(D)	4,125	4,125	3,011
		Senior Term Debt (11.0%, Due 3/2014)(C) (D)	4,053	4,053	2,959

				9,178	6,700

PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014)(C) (D)	2,100	2,100	2,084
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	752
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	7,336

				9,864	8,088

Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013)(D)	6,000	6,000	1,500
Thibaut Acquisition Co.	Home and office furnishings, housewares and durable consumer products	Line of Credit, $350 available (9.0%, Due 1/2014)(D)	650	650	650
		Senior Term Debt (12.0%, Due 1/2014)(C) (D)	2,631	2,631	2,631

				3,281	3,281

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	1,050	1,050	977
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,720
		Common Stock Warrants (77,287 shares)(F) (G)		350	154

				5,400	4,851

Subtotal – Non-syndicated investments				$176,761	$140,048

Syndicated Investments:
Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.8%, Due 2/2018)(E)	$1,000	$992	$1,007
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016)(E)	7,350	7,259	7,203
Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	4,000	3,925	4,050
Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017)(E)	1,000	979	1,000

Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	996	950

First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,500	4,468	4,511
John Henry Holdings, Inc.	Containers, packaging and glass	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	5,000	4,882	5,050
National Surgical Hospitals, Inc.	Healthcare, education and childcare	Senior Term Debt (8.3%, Due 2/2017)(E)	1,622	1,599	1,589
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,911	4,850
RP Crown Parent, LLC	Diversified/conglomerate service	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	2,000	1,962	2,040

Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	496	495

SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,925	3,960

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0%, Due 5/2016)(E)	9,800	9,672	9,604

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	$11,000	$10,936	$10,986

W3, Co.	Oil and Gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	504

Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020)(E)	3,000	2,943	3,015
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Equity (333 shares)(F) (G)		333	209
		Junior Preferred Equity (111 shares)(F) (G)		111	—
		Common Stock (1,874 shares)(F) (G)		—	—

				444	209

Subtotal—Syndicated investments				$60,883	$61,023

Total Non-Control/Non-Affiliate Investments (represented 78.8% of total investments at fair value)				$237,644	$201,071

CONTROL INVESTMENTS:
Defiance Integrated Technologies, Inc.	Automobile	Senior Term Debt (11.0%, Due 4/2016)(C) (F)	$6,945	$6,945	$6,945
		Common Stock (15,500 shares)(F) (G)		1	1,245

				6,946	8,190

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (11.0%, Due 10/2017)(D)(H)	10,000	10,000	250
		Senior Subordinated Term Debt (13.0%, Due 10/2017)(D)(H)	2,000	2,000	50
		Senior Subordinated Term Debt (13.0%, Due Upon Demand)(D) (H)	2,365	2,365	59
		Common Stock (100 shares)(F) (G)		317	—

				14,682	359

LocalTel, LLC	Printing and publishing	Line of credit, $11 available (10.0%, Due 6/2014)(F) (H)	3,139	3,139	736
		Line of Credit, $1,830 available (4.7%, Due 6/2014)(F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2014)(F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2014)(F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2014)(C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares)(F) (G)		—	—

				10,072	736

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2013)(D)(M)	18,281	18,280	17,687
		Common Stock (501 shares)(F) (G)		138	—

				18,418	17,687

Reliable Biopharmaceutical Holdings, Inc.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F)	6,995	6,995	6,995
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	10,823
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F)	6,000	6,000	—
		Preferred Stock (1,999,000 shares)(F) (G)		1,999	—
		Common Stock (1,000 shares)(F) (G)		370	—

				30,756	21,818

Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014)(D) (H)	1,600	1,600	295
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	3,135
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	1,980
		Preferred Equity (15,270 shares)(F) (G)(L)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—
		Common Stock Warrants (72 shares)		—	—

				35,263	5,410

Total Control Investments (represented 21.2% of total investments at fair value)				$116,137	$54,200

Total Investments				$353,781	$255,271

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent cash interest rates in effect at June 30, 2013, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(C)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near June 30, 2013, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended June 30, 2013, best represents fair value as of June 30, 2013.
(J)	There are certain limitations on our ability to transfer our units owned prior to dissolution of the entity, which must occur no later than May 3, 2020.
(K)

There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than ten years after the not yet determined final closing date or two years after all outstanding leverage has matured.

(L)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(M)	Subsequent to June 30, 2013, maturity date was extended to July 31, 2015.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Non-syndicated investments:
Access Television Network, Inc.	Broadcasting and entertainment	Senior Term Debt (14.0%, Due 2/2011)(D) (H)	$903	$903	$—
Allison Publications, LLC	Printing and publishing	Senior Term Debt (10.5%, Due 9/2013)(D)	7,864	7,864	7,510
BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013)(D)	7,465	7,465	1,866
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $12 available (7.3%, Due 11/2012)(D)	438	438	285
CMI Acquisition, LLC	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (14.0%, Due 12/2016)(D)	14,265	14,265	13,766
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(G) (J)		2,000	2,964

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,906
		Preferred Units (999 units)(F) (G)		999	479
		Common Units (999 units)(F) G)		1	—

				16,000	15,385

GFRC Holdings, LLC	Buildings and real estate	Senior Term Debt (10.5%, Due 12/2013)(D)	5,124	5,124	2,587
		Senior Subordinated Term Debt (13.0%, Due 12/2013)(D)	6,598	6,598	3,332

				11,722	5,919

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2013)(D)	100	100	40
		Line of Credit, $55 available (10.0%, Due 3/2013)(D)	45	45	18
		Senior Term Debt (5.0%, Due 3/2013)(D)	4,342	4,333	1,737
		Common Stock Warrants (8.8% ownership)(F) (G)		66	—

				4,544	1,795

International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $225 available (11.0%, Due 5/2014)(D)	2,025	2,025	1,154
		Senior Term Debt (10.5%, Due 5/2014)(D)	461	461	263
		Senior Term Debt (12.5%, Due 5/2014)(C) (D)	2,500	2,500	1,425

				4,986	2,842

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 6/2013)(D)	8,661	8,661	4,547
North American Aircraft Services, LLC	Aerospace and defense	Line of Credit, $500 available (6.5%, Due 10/2012)(D)	1,500	1,500	1,489
		Senior Term Debt (7.5%, Due 8/2016)(D)	4,265	4,265	4,233
		Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	4,750	4,750	4,714
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,799
		Common Stock Warrants (35,000 shares)(F) (G)		350	399

				13,685	13,634

Northstar Broadband, LLC	Broadcasting and entertainment	Senior Term Debt (0.7%, Due 12/2012)(D)	20	18	20
Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D)	1,590	1,590	1,463
POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017)(D)	11,500	11,500	11,486
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017)(D)	500	428	498
		Participation Unit (2.4% ownership)(F) (G)		75	—

				12,003	11,984

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (13.0%, Due 3/2013)(D)	1,000	1,000	830
		Senior Term Debt (13.0%, Due 3/2013)(D)	4,125	4,125	3,424
		Senior Term Debt (13.0%, Due 3/2013)(C) (D)	4,053	4,053	3,364

				9,178	7,618

PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014)(C) (D)	2,550	2,550	2,486

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Reliable Biopharmaceutical Holdings, Inc.	Healthcare, education and childcare	Line of Credit, $1,100 available (9.0%, Due 1/2013)(D)	$2,900	$2,900	$2,690
		Mortgage Note (9.5%, Due 12/2014)(D)	7,074	7,074	6,562
		Senior Term Debt (12.0%, Due 12/2014)(C) (D)	11,452	11,452	10,622
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(D)	6,000	6,000	5,565
		Common Stock Warrants (764 shares)(F) (G)		209	—

				27,635	25,439

Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	807
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	7,873

				9,864	8,680

Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013)(D)	6,000	6,000	2,250
Thibaut Acquisition Co.	Home and office furnishings housewares and durable consumer products	Line of Credit, $650 available (9.0%, Due 1/2014)(D)	350	350	347
		Senior Term Debt (8.5%, Due 1/2014)(I)	25	25	25
		Senior Term Debt (12.0%, Due 1/2014)(C) (D)	3,000	3,000	2,985

				3,375	3,357

Westlake Hardware, Inc.	Retail store	Senior Subordinated Term Debt (12.3%, Due 1/2014)(D)	12,000	12,000	11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014)(D)	8,000	8,000	7,720

				20,000	19,360

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	1,650	1,650	1,617
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,920
		Common Stock Warrants (77,287 shares)(F) (G)		350	228

				6,000	5,765

Subtotal – Non-syndicated investments				$190,746	$158,935

Syndicated Investments:
Airvana Network Solutions, Inc.	Telecommunications	Senior Term Debt (10.0%, Due 3/2015)(E)	$1,071	$1,036	$1,070

Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.0%, Due 2/2018)(E)	1,000	992	990
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016)(E)	7,406	7,295	7,258
Applied Systems, Inc.	Insurance	Senior Subordinated Term Debt (9.5%, Due 6/2017)(E)	1,000	992	995

Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017)(E)	1,000	975	998
Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	996	870

Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (11.5%, Due 8/2018)(E) (I)	8,500	8,497	8,500

HGI Holding, Inc.	Personal and non-durable consumer products	Senior Term Debt (6.8%, Due 10/2016)(E)	1,566	1,539	1,574
Hubbard Radio, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (8.8%, Due 4/2018)(E)	500	496	508
Keypoint Government Solutions, Inc.	Personal, food and miscellaneous services	Senior Term Debt (10.0%, Due 12/2015)(E)	6,364	6,340	6,364
Mood Media Corporation	Electronics	Senior Term Debt (10.3%, Due 11/2018)(E) (I)	8,000	7,930	8,000

National Surgical Hospitals, Inc.	Healthcare, education and childcare	Senior Term Debt (8.3%, Due 2/2017)(E)	1,662	1,596	1,581
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,903	4,850
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	496	500

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued):
Springs Window Fashions, LLC	Personal and non-durable consumer products	Senior Term Debt (11.3%, Due 11/2017)(E)	$7,000	$6,853	$6,825
SRAM, LLC	Leisure, amusement, motion pictures and entertainment	Senior Term Debt (8.5%, Due 12/2018)(E)	2,500	2,478	2,538

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0%, Due 5/2016)(E)	9,875	9,719	9,776

Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,926	10,945

Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.0%, Due 6/2018)(E) (I)	3,000	2,974	3,000

WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (8.0%, Due 2/2013)(E)	277	277	274
		Senior Preferred Equity (333 shares)(F) (G)		333	460
		Junior Preferred Equity (111 shares)(F) (G)		111	164
		Common Stock (1,874 shares)(F) (G)		—	160

				721	1,058

Subtotal—Syndicated investments				$77,754	$78,200

Total Non-Control/Non-Affiliate Investments (represented 86.6% of total investments at fair value)				$268,500	$237,135

CONTROL INVESTMENTS:
Defiance Integrated Technologies, Inc.	Automobile	Senior Term Debt (11.0%, Due 4/2016)(C) (F)	$7,185	$7,185	$7,185
		Common Stock (15,500 shares)(F) (G)		1	4,113

				7,186	11,298

Kansas Cable Holdings, Inc.	Broadcasting and entertainment	Line of Credit, $56 available (10.0%, Due 10/2012)(D) (H)	919	910	8
		Senior Term Debt (10.0%, Due 10/2012)(D) (H)	1,500	1,444	13
		Senior Term Debt (10.0%, Due 10/2012)(D) (H)	1,039	1,000	9
		Common Stock (100 shares)(F) (G)		—	—

				3,354	30

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (11.0%, Due 10/2017)(D)(H)	10,000	10,000	750
		Senior Subordinated Term Debt (13.0%, Due 10/2017)(D)(H)	2,000	2,000	150
		Senior Subordinated Term Debt (13.0%, Due Upon Demand(D)(H)	1,909	1,909	143
		Common Stock (100 shares) (F) (G)		317	—

				14,226	1,043

LocalTel, LLC	Printing and publishing	Line of credit, $226 available (10.0%, Due 6/2013)(F) (H)	2,624	2,624	548
		Line of Credit, $1,830 available (4.7%, Due 6/2013)(F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2013)(F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2013)(F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2013)(C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares)(F) (G)		—	—

				9,557	548

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2013)(D)	18,281	18,272	17,824
		Common Stock (501 shares)(F) (G)		138	—

				18,410	17,824

Sunshine Media Holdings	Printing and publishing	Line of credit, $200 available (4.8%, Due 8/2014)(D) (H)	1,800	1,800	270
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	2,542
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	1,605
		Preferred Equity (15,270 shares)(F) (G) (K)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—

				35,463	4,417

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS (Continued):
Viapack, Inc.	Chemicals, plastics and rubber	Line of Credit, $0 available (6.5%, Due 3/2013)(D)	$3,800	$3,800	$760
		Senior Real Estate Term Debt (5.0%, Due 3/2014)(D)	600	600	120
		Senior Term Debt (6.2%, Due 3/2014)(C) (D) (H)	3,925	3,925	785
		Preferred Equity (100 shares)(F) (G)		—	—
		Guarantee ($300)

				8,325	1,665

Total Control Investments (represented 13.4% of total investments at fair value)				$96,521	$36,825

Total Investments(L)				$365,021	$273,960

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent cash interest rates in effect at September 30, 2012, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.

(C)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near September 30, 2012, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	Security was paid off, at par, subsequent to September 30, 2012, and was valued based on the payoff.
(J)	There are certain limitations on our ability to transfer our units owned prior to dissolution of the entity, which must occur no later than May 3, 2020.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
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

JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the General Corporation Law of the State of Maryland on May 30, 2001, and completed an initial public offering on August 23, 2001. The terms “the Company,” “we,” “our,” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally-managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Our investment objectives are to (1) achieve and grow current income by investing in debt securities of established small and medium-sized businesses in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

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

We are externally managed by our investment adviser, Gladstone Management Corporation (the “Adviser”), a Securities and Exchange Commission (the “SEC”) registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2013, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC on November 13, 2012.

Our accompanying fiscal year-end Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (our “Board of Directors”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

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

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of June 30, 2013 and September 30, 2012, we did not have any investments in publicly traded securities.

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

As of June 30, 2013 and September 30, 2012, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Adviser determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Adviser may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectable. At June 30, 2013, three portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $53.7 million, or 15.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.5 million, or 2.6% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio.

As of June 30, 2013 and September 30, 2012, we had 19 and 24 original issue discount (“OID”) loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $69 and $0.2 million for the three and nine months ended June 30, 2013, respectively, as compared to $0.1 million and $0.3 million for the three and nine months ended June 30, 2012. The unamortized balance of OID investments as of June 30, 2013 and September 30, 2012 totaled $1.1 million.

As of June 30, 2013, we had three investments which had a PIK interest component, and as of September 30, 2012, we had one investment which had a PIK interest component. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $62 and $0.2 million for the three and nine months ended June 30, 2013, respectively as compared to $6 of PIK income during the three and nine months ended June 30, 2012, respectively. We collected $0 PIK interest in cash during the nine months ended June 30, 2013 and 2012, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $1.1 million of success fees during the nine months ended June 30, 2013, which resulted from our exit of Westlake Hardware, Inc. at par in December 2012. We recorded an aggregate of $2.8 million in success fees during the nine months ended June 30, 2012, which resulted from our exits of Global Materials Technologies, Inc., RCS Management Holding Co. and Northern Contours, Inc., all at par during the period. As of June 30, 2013, we have an aggregate off-balance sheet success fee receivable of approximately $13.6 million on our accruing debt investments.

During the nine months ended June 30, 2013, we recorded an aggregate of $0.7 million in prepayment fees, which resulted from the early payoffs of seven of our syndicated investments at par during the period. We recorded an aggregate of $0.2 million in prepayment fees during the nine months ended June 30, 2012, which resulted from the early payoffs of four of our syndicated investments at par during the period.

Both success and prepayment fees are recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company, clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we anticipate no impact on our financial position or results of operations from adopting this standard. We are currently assessing the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 — inputs to the valuation methodology are unobservable and reflect assumptions that market participants would use when pricing the asset or liability. Level 3 inputs can include the Adviser’s own assumptions based upon the best available information.

As of June 30, 2013 and September 30, 2012, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2013 and 2012, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the investments carried at fair value as of June 30, 2013 and September 30, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2013	September 30, 2012
Non-Control/Non-Affiliate Investments
Senior debt	$98,265	$150,500
Senior subordinated debt	96,605	81,282
Junior subordinated debt	555	498
Preferred equity	1,460	1,103
Common equity/equivalents	4,186	3,752

Total Non-Control/Non-Affiliate Investments	$201,071	$237,135

Control Investments
Senior debt	$34,909	$13,845
Senior subordinated debt	18,046	18,867
Common equity/equivalents	1,245	4,113

Total Control Investments	$54,200	$36,825

Total Investments	$255,271	$273,960

In accordance with ASU 2011-04, which was effective for us beginning January 1, 2012, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2013 and September 30, 2012. In addition to the techniques and inputs noted in the table below, according to our Policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of June 30, 2013	Fair Value as of September 30, 2012	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of June 30, 2013	Range / Weighted Average as of September 30, 2012
Senior debt(G)	$133,174	$164,345	SPSE(A)	EBITDA(B)	$130 - $5,180 / $1,466	($1,164) -$4,886 / $987
				Risk Ratings(C)	4.0 – 10.0/6.0	2.0–10.0/5.4
			Market Quotes	IBP(D)	95.0% -100.5% / 98.7%	87.0% - 101.5% / 98.8%
			TEV	Revenue multiples(B)	0.3x-1.9x / 1.4x	0.2x
				Revenue(B)	$2,658 - $11,589 / $8,818	$2,474
Senior subordinated debt(E)(G)	115,206	100,647	SPSE(A)	EBITDA(B)	$1,050 -$15,520 / $6,201	$723 - $14,055 / $6,418
				Risk Ratings(C)	2.0–6.0/3.6	2.0–7.0/4.7
			Market Quotes	IBP(D)	97.0% -102.0% / 99.9%	97.0% - 101.5% / 98.1%
Preferred and common equity / equivalents(E)(F)	6,891	8,968	TEV	EBITDA multiples(B)	3.7x – 10.4x / 5.3x	4.2x – 9.2x / 5.9x
				EBITDA(B)	$130 - $11,589 / $2,294	($1,164) - $10,967 / $1,333
			TEV	Revenue multiples(B)	0.3x – 1.9x / 1.9x	0.2x – 2.2x / 0.2x
				Revenue(B)	$2,658 - $11,589 / $11,588	$1,057 - $2,474 / $2,469

Total Investments	$255,271	$273,960

(A)

SPSE makes an independent assessment of the data the Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is proprietary in nature.

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

(C)

As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses the Nationally Recognized Statistical Rating Organization’s risk rating system for generally all syndicated loans and a proprietary risk rating system for all other debt securities. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

(D)

The Adviser generally bases the value of our syndicated debt securities on the IBP offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. These bid prices are non-binding and are generally based on the underlying company performance and security characteristics, as well as other market conditions and credit risk factors.

(E)

Includes a new bundled debt and equity investment, which was valued at cost, as it was determined that the price paid during the three months ended June 30, 2013, best represents fair value as of June 30, 2013.

(F)

Includes private equity fund investments, which the Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.

(G)

As of September 30, 2012, senior debt includes two syndicated investments and senior subordinated debt includes one syndicated investment, which subsequently paid off at par, and were valued based on the payoff.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine month periods ended June 30, 2013 and 2012 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

FISCAL YEAR 2013:

Three months ended June 30, 2013	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of March 31, 2013	$143,437	$117,454	$256	$6,333	$267,480
Total (losses) gains:
Net realized (loss) gain(B)	(2,753)	7	—	—	(2,746)
Net unrealized depreciation(C)	(4,306)	(1,917)	(46)	(1,155)	(7,424)
Reversal of prior period net depreciation (appreciation) on realization(C)	2,730	(7)	—	—	2,723
New investments, repayments and settlements:(D)
Issuances/originations	7,992	630	1,250	253	10,125
Settlements/repayments	(13,287)	(961)	—	—	(14,248)
Sales	(639)	—	—	—	(639)

Fair value as of June 30, 2013	$133,174	$115,206	$1,460	$5,431	$255,271

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
Nine months ended June 30, 2013	Debt	Debt(A)	Equity	Equivalents	Total
Fair value as of September 30, 2012	$164,345	$100,647	$1,103	$7,865	$273,960
Total (losses) gains:
Net realized (loss) gain(B)	(5,905)	13	—	—	(5,892)
Net unrealized depreciation(C)	(2,665)	(8,550)	(2,892)	(4,091)	(18,198)
Reversal of prior period net depreciation on realization(C)	10,131	618	—	—	10,749
New investments, repayments and settlements:(D)
Issuances/originations	13,090	52,994	3,249	1,657	70,990
Settlements/repayments	(39,265)	(30,516)	—	—	(69,781)
Sales	(6,557)	—	—	—	(6,557)

Fair value as of June 30, 2013	$133,174	$115,206	$1,460	$5,431	$255,271

FISCAL YEAR 2012:

Three months ended June 30, 2012	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of March 31, 2012	$180,000	$95,697	$595	$11,875	$288,167
Total gains (losses):
Net realized gain(B)	87	34	—	—	121
Net unrealized depreciation(C)	(6,411)	(2,003)	(1,186)	(1,510)	(11,110)
Reversal of prior period net depreciation (appreciation) on realization(C)	(108)	96	—	—	(12)
New investments, repayments and settlements:(D)
Issuances/originations	13,945	20,500	1,200	1,000	36,645
Settlements/repayments	(11,105)	(4,119)	—	—	(15,224)

Fair value as of June 30, 2012	$176,408	$110,205	$609	$11,365	$298,587

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
Nine months ended June 30, 2012	Debt	Debt	Equity	Equivalents	Total
Fair value as of September 30, 2011	$200,145	$92,148	$566	$10,088	$302,947
Total (losses) gains:
Net realized (loss) gain(B)	(8,276)	34	—	—	(8,242)
Net unrealized (depreciation) appreciation (C)	(21,539)	(4,032)	(2,758)	277	(28,052)
Reversal of prior period net depreciation on realization(C)	11,463	541	—	—	12,004
New investments, repayments and settlements:(D)
Issuances/originations	30,633	31,820	2,801	1,000	66,254
Settlements/repayments	(29,559)	(10,306)	—	—	(39,865)
Sales	(6,459)	—	—	—	(6,459)

Fair value as of June 30, 2012	$176,408	$110,205	$609	$11,365	$298,587

(A)

Includes a junior subordinated debt investment totaling $0.6 million and $0.5 million in fair value as of June 30, 2013 and September 30, 2012, respectively. There were no junior subordinated debt investments as of June 30, 2012 or September 30, 2011, respectively.

(B)

Included in net realized gain (loss) on Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012.

(C)

Included in net unrealized (depreciation) appreciation of Non-Control/Non-Affiliate and Control investments on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012.

(D)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Non-Syndicated Investments

As of June 30, 2013 and September 30, 2012, we held 29 and 30 non-syndicated investments with an aggregate fair value of $194.2 million and $195.8 million, respectively. During the nine months ended June 30, 2013, we invested in four new non-syndicated investments for an aggregate of $42.7 million; sold two non-syndicated investments for an aggregate realized loss of $5.3 million; wrote off one non-syndicated investment for a realized loss of $0.9 million; and had one non-syndicated investment pay off early at par, for which we received a principal payment of $20.0 million and a success fee of $1.1 million. Additionally, during the nine months ended June 30, 2013, we funded $5.1 million in the aggregate to existing non-syndicated portfolio companies through revolver draws and add-on investments, while scheduled and unscheduled principal repayments totaled $9.5 million in the aggregate from existing non-syndicated portfolio companies (exclusive of the aforementioned $20.0 million early payoff at par). The following significant non-syndicated investment transactions occurred during the nine months ended June 30, 2013:

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

•

Reliable Biopharmaceutical Holdings, Inc. – In March 2013, we acquired a controlling equity position in Reliable Biopharmaceutical Holdings, Inc. (“Reliable”) and infused $2.0 million in additional equity capital in the form of preferred equity. In addition, we invested $1.1 million in line of credit draws to Reliable during the nine months ended June 30, 2013. As of June 30, 2013, Reliable was classified as a Control portfolio company on our accompanying Condensed Consolidated Schedule of Investments.

•

Kansas Cable Holdings, Inc. - In April 2013, we sold our investment in Kansas Cable Holdings, Inc. (“KCH”) for net proceeds of $0.6 million, which resulted in a realized loss of $2.9 million recorded in the three months ended June 30, 2013. KCH had been on non-accrual status at the time of the sale.

•

Funko, LLC – In May 2013, we invested $8.8 million in Funko, LLC (“Funko”), through a combination of senior term debt and equity. Funko, headquartered in Lynnwood, WA, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with our affiliate fund, Gladstone Investment Corporation (“Gladstone Investment”), pursuant to an exemptive order granted by the SEC in July 2012. Gladstone Investment invested an additional $8.8 million in Funko under the same terms as us.

Syndicated Investments

We held a total of 17 syndicate investments with an aggregate fair value of $61.0 million, or 23.9% of our total investment portfolio, as of June 30, 2013, as compared to 20 syndicate investments with an aggregate fair value of $78.2 million, or 28.5% of our total investment portfolio, as of September 30, 2012. During the nine months ended June 30, 2013, we invested in seven new syndicated investments for a combined total of $23.0 million and had ten early payoffs of syndicated investments at par for a combined total of $38.7 million. We received an aggregate of $0.7 million in prepayment fees related to seven of these early payoffs of syndicated investments at par during the nine months ended June 30, 2013.

Investment Concentrations

As of June 30, 2013, our investment portfolio consisted of investments in 46 companies located in 29 states across 21 different industries, with an aggregate fair value of $255.3 million. The five largest investments at fair value as of June 30, 2013, totaled $86.3 million, or 33.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2012, which totaled $91.8 million, or 33.5% of our total investment portfolio. As of June 30, 2013, our average investment by obligor was $7.7 million at cost, compared to $7.3 million at cost as of September 30, 2012. The following table outlines our investments by security type as of June 30, 2013 and September 30, 2012:

	June 30, 2013				September 30, 2012
	Cost		Fair Value		Cost		Fair Value
Senior debt	$196,522	55.6%	$133,174	52.2%	$235,158	64.4%	$164,345	60.0%
Senior subordinated debt	140,896	39.8	114,651	44.9	118,469	32.5	100,149	36.5
Junior subordinated debt	491	0.1	555	0.2	428	0.1	498	0.2

Total Debt Investments	337,909	95.5	248,380	97.3	354,055	97.0	264,992	96.7
Preferred equity	9,967	2.8	1,460	0.6	6,719	1.8	1,103	0.4
Common equity/equivalents	5,905	1.7	5,431	2.1	4,247	1.2	7,865	2.9

Total Equity Investments	15,872	4.5	6,891	2.7	10,966	3.0	8,968	3.3

Total Investments	$353,781	100.0%	$255,271	100.0%	$365,021	100.0%	$273,960	100.0%

Investments at fair value consisted of the following industry classifications at June 30, 2013 and September 30, 2012:

	June 30, 2013		September 30, 2012
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$33,560	13.1%	$32,867	12.0%
Mining, steel, iron and non-precious metals	30,525	12.0	31,590	11.5
Electronics	28,629	11.2	42,111	15.4
Personal and non-durable consumer products	28,282	11.1	8,399	3.1
Broadcast and entertainment	17,407	6.8	25,505	9.3
Oil and gas	14,829	5.8	15,386	5.6
Aerospace and defense	14,563	5.7	16,597	6.0
Printing and publishing	13,290	5.2	12,760	4.6
Cargo Transportation	12,909	5.0	—	—
Textiles and leather	9,604	3.8	9,776	3.6
Automobile	9,140	3.6	12,168	4.4
Beverage, food and tobacco	7,203	2.8	7,258	2.6
Machinery	6,700	2.6	7,618	2.8
Diversified/conglomerate manufacturing	5,060	2.0	6,824	2.5
Containers, packaging and glass	5,050	2.0	—	—
Finance	4,511	1.8	—	—
Buildings and real estate	4,358	1.7	5,920	2.2
Leisure, amusement, motion pictures and entertainment	3,322	1.3	5,380	2.0
Home and office furnishing, housewares and durable consumer goods	3,281	1.3	3,357	1.2
Personal, food and miscellaneous services	1,008	0.4	7,354	2.7
Retail store	—	—	19,360	7.1
Other, < 1%(A)	2,040	0.8	3,730	1.4

Total Investments	$255,271	100.0%	$273,960	100.0%

(A)	No individual industry within this category exceeds 1% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. at June 30, 2013 and September 30, 2012:

	June 30, 2013		September 30, 2012
Geographic Region	Fair Value	Percent of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$116,633	45.7%	$127,179	46.4%
South	68,330	26.8	62,677	22.9
West	56,268	22.0	66,268	24.2
Northeast	14,040	5.5	9,836	3.6
Outside continental U.S.	—	—	8,000	2.9

Total Investments	$255,271	100.0%	$273,960	100.0%

The geographic region reflects the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2013:

		Amount
For the remaining three months ending September 30:	2013	$53,398
For the fiscal year ending September 30:	2014	58,624
	2015	27,023
	2016	83,931
	2017	34,112
	Thereafter	81,920

	Total contractual repayments	$339,008
	Equity investments	15,872
	Adjustments to cost basis on debt investments	(1,099)

	Total cost basis of investments held at June 30, 2013:	$353,781

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30, 2013 and September 30, 2012, we had gross receivables from portfolio companies of $0.6 million and $0.8 million, respectively. The allowance for uncollectible receivables was $0.2 million and $0.4 million as of June 30, 2013 and September 30, 2012, respectively. In addition, the allowance for uncollectible interest receivable was $0 and $21 as of June 30, 2013 and September 30, 2012, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We have an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). The Adviser is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 9, 2013, our Board of Directors approved the annual renewal of the Advisory Agreement through August 31, 2014.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Average total assets subject to base management fee(A)	$276,400	$312,200	$282,200	$310,300
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	$1,382	$1,561	$4,233	$4,655
Reduction for loan servicing fees	(941)	(867)	(2,707)	(2,690)

Adjusted base management fee	441	694	1,526	1,965
Credit for fees received by Adviser from the portfolio companies	(95)	(280)	(235)	(333)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(42)	(102)	(146)	(345)

Net base management fee	$304	$312	$1,145	$1,287

Incentive fee(B)	998	1,217	3,167	3,556
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(418)	—	(1,014)	(278)

Net incentive fee	$580	$1,217	$2,153	$3,278

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Credit for fees received by Adviser from the portfolio companies	(95)	(280)	(235)	(333)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(42)	(102)	(146)	(345)
Incentive fee credit	(418)	—	(1,014)	(278)

Credit to fees from Adviser(B)	$(555)	$(382)	$(1,395)	$(956)

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

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation:

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the nine months ended June 30, 2013 and 2012.

•	Portfolio Company Fees

As a BDC, we make available significant managerial assistance to our portfolio companies, which the Adviser provides pursuant to the Advisory Agreement. The Adviser also provides other services to such portfolio companies and may receive fees for such other services. 50% of certain of these fees, and 100% of others, are credited against the base management fee that we would otherwise be required to pay to the Adviser.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100% cover distributions to common stockholders for the nine months ended June 30, 2013 and 2012.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through June 30, 2013, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through June 30, 2013.

Administration Agreement

We have an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all funds managed by the Adviser and administered by the Administrator under similar agreements. On July 9, 2013, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2014.

Related Party Fees Due

Fees due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2013	September 30, 2012
Base management fee due to Adviser	$509	$695
Incentive fee due to Adviser	580	1,135

Total fees due to Adviser	1,089	1,830

Fee due to Administrator	183	174

Total related party fees due	$1,272	$2,004

In addition, there were other expenses due to the Adviser as of June 30, 2013 and September 30, 2012 that totaled $33 and $19, respectively, which have been included in other liabilities on the Condensed Consolidated Statements of Assets and Liabilities.

Notes to Former Employees

We have outstanding notes receivable to certain of our former employees, who are now employees of the Adviser. The notes were for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The notes require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The notes are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment with the Adviser and the shares of common stock purchased with the proceeds of the notes are posted as collateral. We received $1.8 million and $3 of principal repayments during the nine months ended June 30, 2013 and 2012, respectively. As part of the principal payments made during the fiscal year ended

September 30, 2012, one employee redeemed 39,082 common shares (20,000 in December 2011 and 19,082 in January 2012) and liquidated additional collateral to pay off an aggregate of $0.3 million of principal on his outstanding note during the nine months ended June 30, 2012. There were no redemptions of common shares held by employees during the nine months ended June 30, 2013. We recognized interest income from all employee notes receivable of $22 and $0.1 million for the three and nine months ended June 30, 2013, respectively, and $62 and $0.2 million for the three and nine months ended June 30, 2012, respectively.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options as of June 30, 2013 and September 30, 2012:

Issue Date	Original Amount of Employee Notes		Outstanding Balance of Employee Notes At June 30, 2013	Outstanding Balance of Employee Notes At September 30, 2012	Maturity Date	Original Interest Rate on Note	Current Interest Rate On Note
Aug-01	$5,900	(A)	$949	$2,749	Aug-10	4.90%	6.90	%(B)
Jul-06	275	(A)	275	275	Jul-15	8.26	8.26

Total	$6,175		$1,224	$3,024

(A)

On September 7, 2010, we entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, our Chairman and Chief Executive Officer, and Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone on August 23, 2001, in the principal amount of $5.9 million and by Ms. Gladstone on July 13, 2006, in the principal amount $0.3 million (collectively, the “Notes”). Mr. and Ms. Gladstone originally executed the Notes to facilitate their payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Notes, we, together with Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of our common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). The Redemption Agreements provide that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreements, we reserved all of our existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. On March 30, 2011, June 27, 2011 and September 26, 2011, Mr. Gladstone paid down an aggregate amount of $3.2 million of the principal balance of his Note, leaving a principal balance of $2.7 million outstanding as of September 30, 2012. In addition, on February 12, 2013 and March 26, 2013, Mr. Gladstone paid down an aggregate of $1.8 million of the principal balance of his Note, leaving a principal balance of $0.9 million outstanding as of June 30, 2013. In connection with these aggregated principal payments totaling $5.0 million made over the last two years, we released our first priority security interest on 210,000 common shares of Mr. Gladstone’s Pledged Shares, leaving a balance of 183,334 common shares of the Company in Pledged Collateral from Mr. Gladstone as of June 30, 2013.

(B)

An event of default was triggered under this Note by virtue of Mr. Gladstone’s failure to repay the amount outstanding within five business days of August 23, 2010. As such, we charged a default rate of an additional 2% per annum under this Note for all periods following default.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our recourse notes totaling, in aggregate, $1.2 million as of June 30, 2013 were recorded as notes to employees and are included in the net assets section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2013, we determined that these notes were still recourse.

See Note 12 – “Subsequent Events” for further information on Mr. Gladstone’s note.

NOTE 5. BORROWINGS

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the maturity date for one year to January 19, 2016 (the “Maturity Date”). Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (“Key Equipment”) as administrative agent. Keybank National Association (“Keybank”), Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before November 30, 2016. We incurred fees of $0.7 million in April 2013 in connection with this amendment, which are being amortized through the Maturity Date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of this amendment.

Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the London Interbank Offered Rate (“LIBOR”) minimum of 1.5% on advances. In addition, on January 19, 2012, we, through Business Loan, amended our Credit Facility to extend the then current maturity date of our revolving line of credit from March

15, 2012 to January 19, 2015, which has subsequently been amended to January 19, 2016, as described above. We incurred fees of $0.6 million in January 2013 and $1.5 million in January 2012 in connection with these amendments, which are being amortized through the Maturity Date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Commitment amount	$137,000	$137,000
Borrowings outstanding	58,600	58,800
Availability	52,500	54,700

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Weighted average borrowings outstanding	$54,580	$80,575	$51,967	$72,292
Effective interest rate(A)	4.9%	5.9%	5.5%	6.1%
Commitment (unused) fees incurred	$207	$97	$644	$415

(A)	Excludes the impact of deferred financing fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to our stockholders to aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of June 30, 2013, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2013, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $219.2 million, an asset coverage of 286.8% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 20 obligors in the borrowing base and as of June 30, 2013, Business Loan had 31 obligors. As of June 30, 2013, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both June 30, 2013 and September 30, 2012, our Credit Facility was valued using Level 3 inputs.

The following tables present our Credit Facility carried at fair value as of June 30, 2013 and September 30, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2013 and 2012:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2013	September 30, 2012
Credit Facility	$59,531	$62,451

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Three Months Ended June 30,
	2013	2012
Fair value as of March 31, 2013 and 2012, respectively	$56,951	$65,800
Net unrealized (depreciation) appreciation(A)	(620)	4,477
Borrowings	17,000	37,000
Repayments	(13,800)	(15,500)

Fair value as of June 30, 2013 and 2012, respectively	$59,531	$91,777

	Nine Months Ended June 30,
	2013	2012
Fair value as of September 30, 2012 and 2011, respectively	$62,451	$100,012
Net unrealized (depreciation) appreciation(A)	(2,720)	3,865
Borrowings	68,500	69,900
Repayments	(68,700)	(82,000)

Fair value as of June 30, 2013 and 2012, respectively	$59,531	$91,777

(A)	Included in net unrealized (depreciation) appreciation of borrowings on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012.

The fair value of the collateral under our Credit Facility was $228.4 million and $236.3 million at June 30, 2013 and September 30, 2012, respectively.

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

The shares of our Term Preferred Stock have a redemption date of December 31, 2016, and are currently traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. Our Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, as of the date of redemption. In addition, there are two other potential redemption triggers: 1) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 2) at our sole option, at any time on or after December 31, 2012, we may redeem part or all of the Term Preferred Stock. No redemptions of our outstanding Term Preferred Stock have been made as of June 30, 2013.

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the nine months ended June 30, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.14843750
	October 10, 2012	November 19, 2012	November 30, 2012	0.14843750
	October 10, 2012	December 19, 2012	December 31, 2012	0.14843750
	January 8, 2013	January 18, 2013	January 31, 2013	0.14843750
	January 8, 2013	February 15, 2013	February 28, 2013	0.14843750
	January 8, 2013	March 15, 2013	March 28, 2013	0.14843750
	April 9, 2013	April 22, 2013	April 30, 2013	0.14843750
	April 9, 2013	May 20, 2013	May 31, 2013	0.14843750
	April 9, 2013	June 19, 2013	June 28, 2013	0.14843750

		Nine Months Ended June 30, 2013:		$1.33593750

2012	December 6, 2011(A)	December 16, 2011	December 30, 2011	$0.13359375
	December 6, 2011	December 16, 2011	December 30, 2011	0.14843750
	January 10, 2012	January 23, 2012	January 21, 2012	0.14843750
	January 10, 2012	February 21, 2012	February 29, 2012	0.14843750
	January 10, 2012	March 22, 2012	March 30, 2012	0.14843750
	April 10, 2012	April 20, 2012	April 30, 2012	0.14843750
	April 10, 2012	May 18, 2012	May 31, 2012	0.14843750
	April 10, 2012	June 20, 2012	June 29, 2012	0.14843750

		Nine Months Ended June 30, 2012:		$1.17265625

(A)

November 2011 was prorated from the time our Term Preferred Stock was issued and outstanding (November 4 – 30, 2011), as per our final prospectus supplement dated October 28, 2011, and was paid on the same date as the December 2011 distribution.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Therefore, the related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. The fair value of our Term Preferred Stock based on the last reported closing price as of June 30, 2013 and September 30, 2012, was approximately $38.9 million and $39.1 million, respectively.

Aggregate preferred stockholder distributions declared and paid for the three and nine months ended June 30, 2013 and 2012 were approximately $0.7 and $2.1 million, and $0.7 and $1.8 million respectively. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(2,059)	$(10,580)	$3,544	$(13,474)
Denominator for basic and diluted weighted average common shares	21,000,160	21,000,160	21,000,160	21,014,805

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.10)	$(0.50)	$0.17	$(0.64)

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our stockholders 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. It is our policy to pay out as a distribution to our stockholders up to 100% of those amounts. The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on the fiscal year earnings estimated by management. Based on that estimate, three monthly distributions are declared each quarter. The federal income tax characterization of our stockholder distributions will be reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For calendar year ended December 31, 2011, 100% of our common stockholder distributions constituted ordinary income for federal tax purposes. For the calendar year ended December 31, 2012, approximately 92% of our common stockholder distributions constituted ordinary income and the remaining approximately 8% constituted a return of capital for federal income tax purposes. The return of capital resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the nine months ended June 30, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.07
	October 10, 2012	November 19, 2012	November 30, 2012	0.07
	October 10, 2012	December 19, 2012	December 31, 2012	0.07
	January 8, 2013	January 18, 2013	January 31, 2013	0.07
	January 8, 2013	February 15, 2013	February 28, 2013	0.07
	January 8, 2013	March 15, 2013	March 28, 2013	0.07
	April 9, 2013	April 22, 2013	April 30, 2013	0.07
	April 9, 2013	May 20, 2013	May 31, 2013	0.07
	April 9, 2013	June 19, 2013	June 28, 2013	0.07

		Nine Months Ended June 30, 2013:		$0.63

2012	October 11, 2011	October 21, 2011	October 31, 2011	$0.07
	October 11, 2011	November 17, 2011	November 30, 2011	0.07
	October 11, 2011	December 21, 2011	December 30, 2011	0.07
	January 10, 2012	January 23, 2012	January 31, 2012	0.07
	January 10, 2012	February 21, 2012	February 29, 2012	0.07
	January 10, 2012	March 22, 2012	March 30, 2012	0.07
	April 11, 2012	April 20, 2012	April 30, 2012	0.07
	April 11, 2012	May 18, 2012	May 31, 2012	0.07
	April 11, 2012	June 20, 2012	June 29, 2012	0.07

		Nine Months Ended June 30, 2012:		$0.63

Aggregate distributions to our common stockholders declared and paid for the nine months ended June 30, 2013 and 2012 were each approximately $13.2 million, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2013 will be determined at fiscal year end and cannot be determined at this time. For the fiscal year ended September 30, 2012, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account preferred distributions), which resulted in a partial return of capital equal to approximately $1.5 million. The return of capital is primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition or results of operation. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore as of June 30, 2013, we have not established reserves.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amount recorded against the escrow amounts was $0 and $0.5 million as of June 30, 2013 and September 30, 2012, respectively, and is recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credits with portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some of our portfolio companies during the normal course of business. In January 2012, we executed a guarantee for one of our Control investments, Viapack, to irrevocably and unconditionally guarantee payment and performance of Viapack’s obligations regarding purchase agreements and expenses to one of its vendors. This guarantee, for a maximum amount of $0.3 million, was terminated effective January 4, 2013, as part of the sale of our investment in Viapack. We were never required to make any payments on this guarantee. As of June 30, 2013, we have no guarantees outstanding on behalf of any of our portfolio companies.

We estimated the fair value of our unused line of credit commitments and guarantee as of June 30, 2013 and September 30, 2012, to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the dollar balances of our unused line of credit commitments and guarantee as of June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012
Unused line of credit commitments	$2,738	$4,854
Guarantee	—	300

Total	$2,738	$5,154

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Per Common Share Data(A)
Net asset value at beginning of period	$8.91	$9.62	$8.98	$10.16

Net investment income(B)	0.21	0.23	0.65	0.69
Net realized (loss) gain on investments(B)	(0.11)	0.01	(0.26)	(0.38)
Net unrealized depreciation of investments(B)	(0.23)	(0.53)	(0.35)	(0.76)
Net unrealized depreciation (appreciation) of borrowings(B)	0.03	(0.21)	0.13	(0.19)
Distributions to common stockholders from net investment income(B)(C)	(0.21)	(0.21)	(0.63)	(0.63)
Repayment of principal on employee notes receivable	—	—	0.08	0.02
Stock redemption for repayment on employee notes	—	—	—	(0.02)
Other, net(D)	—	—	—	0.02

Net asset value at end of period	$8.60	$8.91	$8.60	$8.91

Market value at beginning of period	$9.20	$8.11	$8.75	$6.86
Market value at end of period	8.17	7.89	8.17	7.89
Total return (E)	(9.01)%	(0.06)%	0.35%	24.39%
Common shares outstanding at end of period	21,000,160	21,000,160	21,000,160	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of period	$180,678	$187,013	$180,678	$187,013
Average net assets (F)	185,257	197,354	189,433	205,115
Senior Securities Data:
Borrowings under Credit Facility, at cost	58,600	87,300	58,600	87,300
Mandatorily redeemable preferred stock	38,497	38,497	38,497	38,497
Asset coverage ratio(G)	287%	251%	287%	251%
Asset coverage per unit(H)	$2,868	$2,514	$2,868	$2,514
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(I)	10.14%	11.09%	10.22%	10.88%
Ratio of net expenses to average net assets-annualized(J)	8.94	10.32	9.24	10.25
Ratio of net investment income to average net assets-annualized	9.52	9.86	9.63	9.43

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions to common stockholders are determined based on ordinary income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(D)

Represents the impact of the different share amounts (weighted average shares outstanding during the period and shares outstanding at the end of the period) in the per share data calculations and rounding impacts.

(E)

Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.

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

NOTE 12. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to June 30, 2013, we invested $3.0 million in a new syndicated loan and $1.0 million in revolver draws and follow on investments to existing portfolio companies. We also received $0.7 million in scheduled and unscheduled loan repayments from existing portfolio companies.

In July 2013, we invested $8.9 million in Ashland Acquisition, LLC (“Ashland”) through a combination of senior term debt and equity. Ashland, through its wholly-owned subsidiary that is headquartered in Ashland, Ohio, provides publishing services including digital and offset printing, warehousing, distribution, and content and marketing services.

Notes Receivable from Employees

In July 2013, we received $1.0 million in full repayment of the outstanding principal and accrued interest owed on our employee note receivable from our Chairman and Chief Executive Officer, David Gladstone. Simultaneously, Mr. Gladstone’s related redemption agreement was terminated pursuant to its terms.

Distributions to Stockholders

In July 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
July 19, 2013	July 31, 2013	$0.07	$0.1484375
August 21, 2013	August 30, 2013	0.07	0.1484375
September 18, 2013	September 30, 2013	0.07	0.1484375

	Total for the Quarter	$0.21	$0.4453125

Interest Rate Cap Agreement

In July 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement. Beginning with the quarter ending September 30, 2013, we will record the fair value of the interest rate cap agreement in other assets in our Consolidated Statements of Assets and Liabilities and will record changes in the fair value quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other in our Consolidated Statements of Operations.

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Maryland on May 30, 2001. Our board of directors (our “Board of Directors”) recently approved revisions to our investment objectives (as noted below) and strategies, which went into effect on January 1, 2013. See “Recent Developments — Board of Director Actions” for more information. We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We aim to maintain a portfolio consisting of approximately 95% debt investment and 5% equity investment, at cost.

We focus on investing in small and medium-sized private businesses in the U.S. that meet certain criteria, including, but not limited to, the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity positions will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

We are externally managed by our investment advisor, Gladstone Management Corporation (the “Adviser”), a SEC registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. Our Board of Directors, which is composed of a majority of directors independent from us, supervises such investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Business Environment

While economic conditions generally appear to be improving, albeit slowly, we remain cautious about the economic recovery. The impacts from the 2008 recession in general, and the resulting disruptions in the capital markets in particular, have had lingering effects on our liquidity options and have increased our cost of debt and equity capital. There is still a great deal of volatility in the marketplace. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for possible investment, are still feeling the impacts of these economic conditions and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. In addition, there has been increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt resulting in lower yields for increasingly riskier investments. In summary, we believe we are in a protracted economic recovery; however, we do not know the full extent to which the impact of the lingering recessionary economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we are seeing a number of new investment opportunities that are consistent with our investment objectives and strategies. During the nine months ended June 30, 2013, we invested in several new proprietary and syndicate investments totaling $65.7 million; however, we experienced a net contraction in our overall portfolio of a net decrease of four portfolio companies, primarily due to eleven portfolio companies paying off early during this period, for an aggregate of $58.7 million in unscheduled payoffs.

In addition, in July 2012, the SEC granted us an exemptive order that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future business development company or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest will enhance our ability to further our investment objectives and strategies. We co-invested with Gladstone Investment in one new proprietary investment in May 2013, as discussed under “Investment Highlights.”

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our $137.0 million line of credit (our “Credit Facility,” described more fully under “Revolving Credit Facility” below) that further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute to our stockholders at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual stockholder distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock.

The protracted economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of June 30, 2013, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, we believe that our public offering of 1.5 million shares of term preferred stock (our “Term Preferred Stock,” defined under “Equity — Term Preferred Stock” below) in November 2011, the change in our interest rate on advances on our Credit Facility in January 2013, our Credit Facility’s extension until 2016 and our recently approved ability to co-invest with Gladstone Investment and other affiliated investment funds, should increase our ability to make investments in businesses that we believe will be recessionary resistant and, as a result, will be likely to achieve attractive long-term returns for our stockholders. See “Recent Developments” for more information on these transactions. During the remainder of fiscal year 2013 and going into 2014, we will continue to focus on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns given the aforementioned risks.

Investment Highlights

During the nine months ended June 30, 2013, we invested an aggregate of $65.7 million of investments to eleven new portfolio companies and an aggregate of $5.1 million of investments to existing portfolio companies. Also, during the nine months ended June 30, 2013, we sold our investments in two portfolio companies for net proceeds of a combined $6.6 million and we received scheduled and unscheduled contractual principal repayments of approximately $69.4 million from existing portfolio companies, including eleven early payoffs. Since our initial public offering in August 2001, we have made 331 different loans to, or investments in, 169 companies for a total of approximately $1.2 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the nine months ended June 30, 2013, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the nine months ended June 30, 2013, we extended an aggregate of $42.7 million of investments to four new proprietary portfolio companies (to include $0.3 million in Leeds Novamark Capital I, L.P.) and an aggregate of $23.0 million to seven new syndicated portfolio companies (First American Payment Systems, L.P., SumTotal Systems, Inc., Wall Street Systems Holdings, Inc., John Henry Holdings, Inc., Ardent Medical Services, Inc., RP Crown Parent, LLC and W3, Co.). In addition, we invested in additional equity of Reliable Biopharmaceutical Holdings, Inc. (“Reliable”).

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

•

In December 2012, we invested $19.5 million in Allen Edmonds Shoe Corporation (“Allen Edmonds”) through senior subordinated term debt that we purchased from one of Allen Edmonds’ existing lenders. Allen Edmonds, headquartered in Port Washington, Wisconsin, manufactures premium men’s footwear and accessories, which it sells through its retail stores, catalog and internet site and also wholesale and e-commerce channels.

•

In March 2013, we acquired a controlling equity position in Reliable and infused $2.0 million in additional equity capital in the form of preferred equity. In addition, we invested $1.1 million in line of credit draws to Reliable during the nine months ended June 30, 2013. As of June 30, 2013, Reliable was classified as a Control portfolio company on our accompanying Condensed Consolidated Schedule of Investments.

•

In May 2013, we invested $8.8 million in Funko, LLC (“Funko”), through a combination of senior term debt and equity. Funko, headquartered in Lynnwood, WA, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with our affiliate fund, Gladstone Investment, pursuant to the aforementioned exemptive order granted by the SEC. Gladstone Investment invested an additional $8.8 million in Funko under the same terms as us.

Repayments and Sales:

During the nine months ended June 30, 2013, 30 borrowers made principal repayments totaling $69.4 million in the aggregate, consisting of $64.0 million of unscheduled principal and revolver repayments, as well as $5.4 million in contractual principal amortization.

•	Included in the unscheduled principal payments were the net proceeds at par from early payoffs of the following:

•

Syndicated investments: Blue Coat Systems, Inc. of $8.5 million, HGI Holdings, Inc. of $1.6 million, Wall Street Systems Holdings, Inc. of $3.0 million, Mood Media Corporation of $8.0 million, Keypoint Government Solutions, Inc. of $6.4 million, Hubbard Radio, LLC of $0.5 million, Airvana Network Solutions, Inc. of $0.2 million, Applied Systems, Inc. of $1.0 million, SRAM, LLC of $2.5 million and Springs Window Fashions, LLC of $7.0 million. In connection with seven of these early payoffs, we received an aggregate of $0.7 million in prepayment fees during the nine months ended June 30, 2103; and

•

Proprietary investments: Westlake Hardware, Inc. (“Westlake”) of $20.0 million. In relation to the Westlake exit, we received $1.1 million in success fees during the three months ended December 31, 2012.

•

In November 2012, we sold our investments in Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million, which resulted in a realized loss of $2.4 million recorded in the three months ended December 31, 2012. Viapack had partially been on non-accrual status at the time of the sale.

•

In November 2012, we wrote off our investment in Access Television Network, Inc. (“Access TV”), which resulted in a realized loss of $0.9 million recorded in the three months ended December 31, 2012. Access TV had been on non-accrual status at the time of the write off.

•

In April 2013, we sold our investment in Kansas Cable Holdings, Inc. (“KCH”) for net proceeds of $0.6 million, which resulted in a realized loss of $2.9 million recorded in the three months ended June 30, 2013. KCH had been on non-accrual status at the time of the sale.

Refer to Note 12—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to June 30, 2013. Of note, in July 2013, we invested $8.9 million in Ashland Acquisition, LLC (“Ashland”) through a combination of senior term debt and equity. Ashland, through its wholly-owned subsidiary that is headquartered in Ashland, Ohio, provides publishing services including digital and offset printing, warehousing, distribution, and content and marketing services.

Recent Developments

Notes Receivable from Employees

In July 2013, we received $1.0 million in full repayment of the outstanding principal and accrued interest owed on our employee note receivable from our Chairman and Chief Executive Officer, David Gladstone. Simultaneously, Mr. Gladstone’s related redemption agreement was terminated pursuant to its terms.

Interest Rate Cap Agreement

In July 2013, we, through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), entered into an interest rate cap agreement with Keybank National Association (“Keybank”), effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our line of credit pursuant to the terms of our Credit Facility. The one month London Interbank Offered Rate (“LIBOR”) cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement. Beginning with the quarter ending September 30, 2013, we will record the fair value of the interest rate cap agreement in other assets in our Consolidated Statements of Assets and Liabilities and will record changes in the fair value quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other in our Consolidated Statements of Operations.

Amendment of Credit Facility

On April 26, 2013, we, through Business Loan, entered into Amendment No. 6 to our Credit Facility to extend the maturity date for one year to January 19, 2016. We incurred fees of $0.7 million in April 2013 in connection with this amendment, which are being amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of this amendment.

On January 29, 2013, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.6 million in January 2013 in connection with this amendment, which are being amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of this amendment.

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

On February 5, 2013, our Board of Directors appointed David Gladstone as the Company’s interim president to fill the vacancy created by the resignation of George Stelljes III, effective January 31, 2013, the Company’s former president, chief investment officer and a director. Mr. Gladstone will hold this position until our Board of Directors finds a suitable replacement. Mr. Gladstone founded the Company and has also served as the chairman of our Board of Directors and the Company’s chief executive officer since its inception in 2001.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2013, to the Three Months Ended June 30, 2012

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,351	$8,983	$(632)	(7.0)%
Other income	200	978	(778)	(79.6)

Total investment income	8,551	9,961	(1,410)	(14.2)

EXPENSES
Base management fee	1,382	1,561	(179)	(11.5)
Incentive fee	998	1,217	(219)	(18.0)
Administration fee	183	175	8	4.6
Interest expense	756	1,167	(411)	(35.2)
Dividend expense on mandatorily redeemable preferred stock	686	686	—	—
Amortization of deferred financing fees	313	252	61	24.2
Other	378	416	(38)	(9.1)

Expenses before credits from Adviser	4,696	5,474	(778)	(14.2)
Credits to fees from Adviser	(555)	(382)	(173)	(45.3)

Total expenses net of credits	4,141	5,092	(951)	(18.7)

NET INVESTMENT INCOME	4,410	4,869	(459)	(9.4)

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain on investments	(2,388)	150	(2,538)	NM
Net unrealized depreciation of investments	(4,701)	(11,122)	6,421	57.7
Net unrealized depreciation (appreciation) of borrowings	620	(4,477)	5,097	NM

Net loss from investments and borrowings	(6,469)	(15,449)	8,980	58.1

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,059)	$(10,580)	$8,521	80.5%

NM = Not Meaningful

Investment Income

Interest income on our investments in debt securities decreased for the three months ended June 30, 2013, by 6.6%, as compared to the three months ended June 30, 2012, primarily due to the increase in early payoffs at par over the last five quarters, partially offset by an increase in our weighted average yield on our interest-bearing investment portfolio. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2013, was $287.8 million, compared to $315.0 million for the prior year period, a decrease of 8.6%. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended June 30, 2013 was 11.6%, compared to 11.4% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The weighted average yield on our portfolio increased during the three months ended June 30, 2013, as compared to the prior year period, due to the purchase of new proprietary investments as well as early payoffs of three of our syndicated investments during the quarter, which generally bear lower interest rates than our proprietary investments.

During the three months ended June 30, 2013, three of our portfolio companies were on non-accrual with an aggregate debt cost of approximately $53.7 million, or 15.9%, of the cost basis of all debt investments in our portfolio. During the prior year period, eight portfolio companies were either fully or partially on non-accrual, for an aggregate of $62.4 million at cost, or 16.3% of the aggregate cost of all debt investments in our portfolio. During the three months ended June 30, 2013, we sold our investment in one portfolio company that had been on non-accrual status. See “Overview — Investment Highlights” for more information. There were no new non-accruals added and no non-accruals placed on accrual during the three months ended June 30, 2013.

Other income for the three months ended June 30, 2013, consisted primarily of $0.2 million in aggregate prepayment fees which related to early payoffs of three of our syndicated investments at par during the period. Other income for the three months ended June 30, 2012, consisted primarily of $0.8 million in success fees received from the early payoff at par of Northern Contours, Inc. (“Northern Contours”) in November 2011. In addition, prepayment fees in the aggregate of $0.2 million were received in the quarter ended June 30, 2012, related to four early payoffs of syndicated investments at par during the period.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2013		Three Months Ended June 30, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
Reliable Biopharmaceutical Holdings, Inc.	$21,818	8.5%	$799	9.3%
Allen Edmonds Shoe Corporation(A)	19,531	7.7	542	6.4
Midwest Metal Distribution, Inc.	17,687	6.9	559	6.5
Francis Drilling Fluids, Ltd.	14,325	5.6	455	5.3
AG Transportation Holdings, LLC(A)	12,909	5.1	459	5.4

Subtotal—five largest investments	86,270	33.8	2,814	32.9
Other portfolio companies	169,001	66.2	5,714	66.8
Other non-portfolio company revenue	—	—	23	0.3

Total investment portfolio	$255,271	100.0%	$8,551	100.0%

	As of June 30, 2012		Three Months Ended June 30, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
Reliable Biopharmaceutical Holdings, Inc.	$25,420	8.5%	$804	8.1%
Westlake Hardware, Inc.(B)	19,260	6.4	645	6.5
Midwest Metal Distribution, Inc.	17,595	5.9	559	5.6
Francis Drilling Fluids, Ltd.	16,000	5.4	290	2.9
Defiance Integrated Technologies, Inc.	14,364	4.8	202	2.0

Subtotal—five largest investments	92,639	31.0	2,500	25.1
Other portfolio companies	205,948	69.0	7,398	74.3
Other non-portfolio company revenue	—	—	63	0.6

Total investment portfolio	$298,587	100.0%	$9,961	100.0%

(A)	Investments added in December 2012.
(B)	Investment exited in December 2012.

Operating Expenses

Operating expenses, net of credits from the Adviser, decreased for the three months ended June 30, 2013, by 18.7%, as compared to the prior year period. This decrease was primarily due to decreases in interest expense on our Credit Facility and incentive fees.

Interest expense decreased for the three months ended June 30, 2013, as compared to the prior year period, primarily due to decreased borrowings under our Credit Facility resulting from a net contraction in the size of our portfolio. The weighted average balance outstanding on our Credit Facility during the three months ended June 30, 2013, was approximately $54.6 million, as compared to $80.6 million in the prior year period, a decrease of 32.3%. Additionally, the decrease in interest expense for the three months ended June 30, 2013, as compared to the prior year period, was due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

The decrease of $0.6 million in net incentive fees earned by the Adviser during the three months ended June 30, 2013, as compared to the prior year period, was due to the aforementioned decreased investment income and the incentive fee waiver in the current period. An incentive fee was earned by the Adviser during the three months ended June 30, 2013; however, the incentive fee was partially waived by the Adviser to ensure distributions to stockholders were covered entirely by net investment income. There was no incentive fee waiver in the prior year period.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2013	2012
Average total assets subject to base management fee(A)	$276,400	$312,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,382	$1,561
Reduction for loan servicing fees	(941)	(867)

Adjusted base management fee	441	694
Credit for fees received by Adviser from the portfolio companies	(95)	(280)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(42)	(102)

Net base management fee	$304	$312

Incentive fee(B)	998	1,217
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(418)	—

Net incentive fee	$580	$1,217

Credit for fees received by Adviser from the portfolio companies	(95)	(280)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(42)	(102)
Incentive fee credit	(418)	—

Credit to fees from Adviser(B)	$(555)	$(382)

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

Realized (Losses) Gains and Unrealized Depreciation on Investments

Net Realized (Losses) Gains

For the three months ended June 30, 2013, we recorded a net realized loss on investments of $2.4 million, which primarily consisted of a realized loss of $2.9 million due to the sale of KCH for net proceeds of $0.6 million. This realized loss was partially offset by realized gains of $0.5 million, which consisted of a combined $0.4 million of escrowed proceeds received in connection with exits of two investments in fiscal year 2012 and an aggregated $0.1 million of unamortized discounts related to the early payoffs at par of three syndicated investments during the period.

For the three months ended June 30, 2012, we recorded a realized gain on investments of $0.2 million, which primarily consisted of realized gains from unamortized discounts related to the early payoffs at par of three syndicated investments during the period.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended June 30, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $4.7 million, which included the reversal of $2.9 million in unrealized depreciation related to the sale of KCH. Excluding reversals, we had $7.4 million in net unrealized depreciation for the three months ended June 30, 2013. Over our entire portfolio, the net unrealized depreciation was comprised of approximately $3.5 million on our debt investments and approximately $1.2 million on our equity investments for the three months ended June 30, 2013.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2013, were as follows:

	Three Months Ended June 30, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Reliable Biopharmaceutical Holdings, Inc.	$—	$732	$—	$732
FedCap Partners, LLC	—	384	—	384
Legend Communications of Wyoming, LLC	—	298	—	298
Kansas Cable Holdings, Inc.	(2,906)	—	2,922	16
Lindmark Acquisition, LLC	—	(287)	—	(287)
GFRC Holdings, LLC	—	(290)	—	(290)
Midwest Metal Distribution, Inc.	—	(323)	—	(323)
AG Transportation Holdings, LLC	—	(404)	—	(404)
Sunshine Media Holdings	—	(439)	—	(439)
Westland Technologies, Inc.	—	(448)	—	(448)
International Junior Golf Training Acquisition Company	—	(486)	—	(486)
BAS Broadcasting	—	(560)	—	(560)
Sunburst Media—Louisiana, LLC	—	(600)	—	(600)
CMI Acquisition, LLC	—	(642)	—	(642)
Heartland Communications Group	—	(681)	—	(681)
Saunders & Associates	—	(740)	—	(740)
Precision Acquisition Group Holdings, Inc.	—	(964)	—	(964)
Defiance Integrated Technologies, Inc.	—	(1,276)	—	(1,276)
Other, net (<$250)	518	(698)	(199)	(379)

Total:	$(2,388)	$(7,424)	$2,723	$(7,089)

The primary changes in our net unrealized depreciation of investments for the three months ended June 30, 2013, were due to several portfolio companies’ decreased financial and operational performance and, to a lesser extent, the decreases in certain comparable multiples used for equity valuations. This unrealized depreciation was partially offset by the reversal of unrealized depreciation of $2.9 million due to the sale of KCH and unrealized appreciation of $0.7 million on Reliable, which was due to an incremental improvement in this portfolio company’s financial and operational performance when compared to the prior quarter.

During the prior year period ended June 30, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $11.1 million. Over our entire portfolio, the net unrealized depreciation consisted of approximately $8.4 million on our debt investments and approximately $2.7 on our equity investments for the three months ended June 30, 2012.

The net realized gains and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2012, were as follows:

	Three Months Ended June 30, 2012
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
FedCap Partners, LLC	$—	$1,010	$—	$1,010
Mood Media Corporation	—	278	—	278
Midwest Metal Distribution, Inc.	—	(277)	—	(277)
International Junior Golf Training Acquisition Company	—	(290)	—	(290)
Lindmark Acquisition, LLC	—	(417)	—	(417)
GFRC Holdings, LLC	—	(546)	—	(546)
Viapack, Inc.	—	(560)	—	(560)
Sunburst Media—Louisiana, LLC	—	(600)	—	(600)
CMI Acquisition, LLC	—	(642)	—	(642)
Reliable Biopharmaceutical Holdings, Inc.	—	(1,320)	—	(1,320)
Defiance Integrated Technologies, Inc.	—	(1,597)	—	(1,597)
BAS Broadcasting	—	(1,866)	—	(1,866)
Sunshine Media Holdings	—	(2,789)	—	(2,789)
Other, net (<$250)	150	(1,494)	(12)	(1,356)

Total:	$150	$(11,110)	$(12)	$(10,972)

The primary changes in our net unrealized depreciation of investments for the three months ended June 30, 2012, were due to several portfolio companies’ decreased financial and operational performance and, to a lesser extent, the decreases in certain comparable multiples used to estimate the fair values.

At June 30, 2013, the fair value of our investment portfolio was less than its cost basis by approximately $98.5 million, and our entire investment portfolio was valued at 72.2% of cost, as compared to cumulative net unrealized depreciation of $93.8 million and a valuation of our entire portfolio at 74.0% of cost at March 31, 2013. This represents net unrealized depreciation of our investments of $4.7 million for the three months ended June 30, 2013. Of our current investment portfolio, 17 portfolio companies originated before December 31, 2007, representing 51.0% of the entire cost basis of our portfolio, were valued at 53.8% of cost and include our three investments on non-accrual status. Our 29 portfolio companies originated after December 31, 2007, representing 49.0% of the entire cost basis of our portfolio, were valued at 91.2% of cost, none of which are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of June 30, 2013, primarily due to the lingering effects of the recession that began in late 2007 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation (Appreciation) of Borrowings

Net unrealized depreciation (appreciation) of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended June 30, 2013, we recorded a net unrealized depreciation of borrowings of $0.6 million compared to net unrealized appreciation of $4.5 million for the three months ended June 30, 2102. Our Credit Facility was fair valued at $59.5 million and $62.5 million as of June 30, 2013 and September 30, 2012, respectively.

Comparison of the Nine Months Ended June 30, 2013, to the Nine Months Ended June 30, 2012

	For the Nine Months Ended March 31,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$24,954	$27,257	$(2,303)	(8.4)%
Other income	1,848	3,020	(1,172)	(38.8)

Total investment income	26,802	30,277	(3,475)	(11.5)

EXPENSES
Base management fee	4,233	4,655	(422)	(9.1)
Incentive fee	3,167	3,556	(389)	(10.9)
Administration fee	521	579	(58)	(10.0)
Interest expense	2,415	3,305	(890)	(26.9)
Dividend expense on mandatorily redeemable preferred stock	2,057	1,806	251	13.9
Amortization of deferred financing fees	898	987	(89)	(9.0)
Other	1,227	1,844	(617)	(33.5)

Expenses before credits from Adviser	14,518	16,732	(2,214)	(13.2)
Credits to fees from Adviser	(1,395)	(956)	(439)	(45.9)

Total expenses net of credits	13,123	15,776	(2,653)	(16.8)

NET INVESTMENT INCOME	13,679	14,501	(822)	(5.7)

NET REALIZED AND UNREALIZED LOSS
Net realized loss on investments	(5,406)	(8,062)	2,656	32.9
Net unrealized depreciation of investments	(7,449)	(16,048)	8,599	53.6
Net unrealized depreciation (appreciation) of borrowings	2,720	(3,865)	6,585	NM

Net loss from investments and borrowings	(10,135)	(27,975)	17,840	63.8

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,544	$(13,474)	$17,018	NM %

NM = Not Meaningful

Investment Income

Interest income on our investments in debt securities decreased for the nine months ended June 30, 2013, by 8.2%, as compared to the nine months ended June 30, 2012, primarily due to the increase in early payoffs at par over the last five quarters, partially offset by an increase in our weighted average yield on our interest-bearing investment portfolio. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended June 30, 2013, was $286.2 million, compared to $322.3 million for the prior year period, a decrease of 11.2%. The annualized weighted average yield on our interest-bearing investment portfolio for the nine months ended June 30, 2013 was 11.6%, compared to 11.2% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments. The weighted average yield on our portfolio increased during the nine months ended June 30, 2013, as compared to the prior year period, due to the purchase of new proprietary investments during the nine months ended June 30, 2013, and the early payoffs of ten of our syndicated investments during the period, which generally bear lower interest rates than our proprietary investments.

During the nine months ended June 30, 2013, three of our portfolio companies were on non-accrual with an aggregate debt cost of approximately $53.7 million, or 15.9%, of the cost basis of all debt investments in our portfolio. During the prior year period, eight portfolio companies were either fully or partially on non-accrual with an aggregate debt cost of approximately $62.4 million, or 16.3%, of the cost basis of all debt investments in our portfolio. During the nine months ended June 30, 2013, we sold our investments in three portfolio companies that had been on non-accrual status and wrote off our investment in one portfolio company that had been on non-accrual status. See “Overview — Investment Highlights” for more information. There were no new non-accruals added and no non-accruals placed on accrual during the nine months ended June 30, 2013.

Other income for the nine months ended June 30, 2013, consisted primarily of $1.1 million in success fees which resulted from our exit of Westlake at par in December 2012. In addition, we received prepayment fees in the aggregate of $0.7 million during the nine months ended June 30, 2013, which resulted from the early payoffs of seven of our syndicate investments at par during the period. Other income for the nine months ended June 30, 2012, consisted primarily of an aggregate of $2.8 million in success fees which resulted from the early payoffs at par of Global Materials Technologies (“GMT”), RCS Management Holding Co. (“RCS”) and Northern Contours. In addition, we received prepayment fees in the aggregate of $0.2 million during the nine months ended June 30, 2012, which resulted from the early payoffs of five of our syndicate investments at par during the period.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2013		Nine Months Ended June 30, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
Reliable Biopharmaceutical Holdings, Inc.	$21,818	8.5%	$1,597	6.0%
Allen Edmonds Shoe Corporation(A)	19,531	7.7	1,169	4.4
Midwest Metal Distribution, Inc.	17,687	6.9	1,678	6.3
Francis Drilling Fluids, Ltd.	14,325	5.6	1,515	5.6
AG Transportation Holdings, LLC(A)	12,909	5.1	946	3.5

Subtotal—five largest investments	86,270	33.8	6,905	25.8
Other portfolio companies	169,001	66.2	19,777	73.8
Other non-portfolio company revenue	—	—	120	0.4

Total investment portfolio	$255,271	100.0%	$26,802	100.0%

	As of June 30, 2012		Nine Months Ended June 30, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
Reliable Biopharmaceutical Holdings, Inc.	$25,420	8.5%	$2,390	7.9%
Westlake Hardware, Inc.(B)	19,260	6.4	1,941	6.4
Midwest Metal Distribution, Inc.	17,595	5.9	1,683	5.6
Defiance Integrated Technologies, Inc.	16,000	5.4	290	1.0
CMI Acquisition, LLC	14,364	4.8	615	2.0

Subtotal—five largest investments	92,639	31.0	6,919	22.9
Other portfolio companies	205,948	69.0	23,159	76.5
Other non-portfolio company revenue	—	—	199	0.6

Total investment portfolio	$298,587	100.0%	$30,277	100.0%

(A)	Investments added in December 2012.
(B)	Investment exited in December 2012.

Operating Expenses

Operating expenses, net of credits from the Adviser, decreased for the nine months ended June 30, 2013, by 16.8%, as compared to the prior year period. This decrease was primarily due to decreases in interest expense on our Credit Facility, other expenses and incentive and base management fees, partially offset by an increase in dividend expense on our Term Preferred Stock.

Interest expense decreased for the nine months ended June 30, 2013, as compared to the prior year period, primarily due to decreased borrowings under our Credit Facility resulting from a net contraction in the size of our portfolio. The weighted average balance outstanding on our Credit Facility during the nine months ended June 30, 2013, was approximately $52.0 million, as compared to $72.3 million in the prior year period, a decrease of 28.1%. Additionally, the decrease in interest expense for the nine months ended June 30, 2013, as compared to the prior year period, was due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

Other expenses decreased for the nine months ended June 30, 2013, as compared to the prior year period, primarily due to the receipt of certain reimbursable deal expenses in the current period. Additionally, there were fewer legal fees incurred in connection with troubled loans during the nine months ended June 30, 2013, as compared to the prior year period.

The decrease of $1.1 million in net incentive fees earned by the Adviser during the nine months ended June 30, 2013, as compared to the prior year period, was due to the aforementioned decreased investment income and the increase in the incentive fee waiver in the current period. Incentive fees were earned by the Adviser during the nine months ended June 30, 2013 and 2012; however, the incentive fees were partially waived by the Adviser to ensure distributions to stockholders were covered entirely by net investment income during both periods.

The decrease of $0.1 million in net base management fees during the nine months ended June 30, 2013, as compared to the prior year period, was primarily due to the lesser amount of average total assets subject to the base management fee that we held, resulting from an increase in the number of early payoffs during the period. In addition, there was a decrease in both the fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum, when compared to the prior year period, due to several early payoffs of senior term syndicated investments, and also in the credit for fees received by Adviser from portfolio companies.

During the nine months ended June 30, 2013, we paid $2.1 million of dividends on our Term Preferred Stock. We classify these dividends as dividend expense on our accompanying Condensed Consolidated Statements of Operations. There were only $1.8 million of dividends paid during the nine months ended June 30, 2012, as compared to $2.1 million paid during the nine months ended June 30, 2013, as our Term Preferred Stock offering occurred in November 2011 and therefore the dividends during the prior year period were prorated from the time our Term Preferred Stock was issued and outstanding.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2013	2012
Average total assets subject to base management fee(A)	$282,200	$310,300
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	$4,233	$4,655
Reduction for loan servicing fees	(2,707)	(2,690)

Adjusted base management fee	1,526	1,965
Credit for fees received by Adviser from the portfolio companies	(235)	(333)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(146)	(345)

Net base management fee	$1,145	$1,287

Incentive fee(B)	3,167	3,556
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,014)	(278)

Net incentive fee	$2,153	$3,278

Credit for fees received by Adviser from the portfolio companies	(235)	(333)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(146)	(345)
Incentive fee credit	(1,014)	(278)

Credit to fees from Adviser(B)	$(1,395)	$(956)

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

Realized Loss and Unrealized Depreciation on Investments

Net Realized Losses

For the nine months ended June 30, 2013, we recorded a net realized loss on investments of $5.4 million, which primarily consisted of realized losses of $2.4 million due to the sale of Viapack, $0.9 million due to the write off of Access TV and $2.9 million due to the sale of KCH. These realized losses were partially offset by realized gains of $0.8 million, which consisted of a combined $0.5 million of escrowed proceeds received in connection with exits on two investments in fiscal year 2012 and an aggregated $0.3 million of unamortized discounts related to the early payoffs at par of ten syndicated investments during the period.

For the nine months ended June 30, 2012, we recorded a net realized loss on investments of $8.1 million, which primarily consisted of realized losses of $1.0 million due to the restructure of KMBQ Corporation (“KMBQ”) and $7.3 million due to the sale of Newhall Holdings Inc. (“Newhall”). These realized losses were partially offset by realized gains of $0.3 million, which consisted of a combined $0.2 million of escrowed proceeds received in connection with exits of two investments in each of fiscal year 2012 and 2010 and an aggregated $0.1 million of unamortized discounts related to the early payoffs at par of five syndicated investments during the period.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the nine months ended June 30, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $7.4 million, which included the reversal of an aggregate of $10.7 million in combined unrealized depreciation primarily related to the sale of Viapack, the write off of Access TV and the sale of KCH. Excluding reversals, we had $18.2 million in net unrealized depreciation for the nine months ended June 30, 2013. Over our entire portfolio, the net unrealized depreciation is comprised of approximately $0.5 million of depreciation on our debt investments and approximately $6.9 million of depreciation on our equity investments for the nine months ended June 30, 2013.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2013, were as follows:

	Nine Months Ended June 30, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Viapack, Inc.	$(2,407)	$—	$6,660	$4,253
Sunshine Media Holdings	—	1,194	—	1,194
Westlake Hardware, Inc.	—	—	640	640
Kansas Cable Holdings, Inc.	(2,906)	401	2,922	417
FedCap Partners, LLC	—	384	—	384
Access Television Network, Inc.	(903)	—	903	—
International Junior Golf Training Acquisition Company	—	355	—	355
Westland Technologies, Inc.	—	(315)		(315)
LocalTel, LLC	—	(327)	—	(327)
Heartland Communications Group	—	(497)	—	(497)
WP Evenflo Group Holdings, Inc.	—	(575)	3	(572)
Saunders & Associates	—	(592)	—	(592)
Sunburst Media – Louisiana, LLC	—	(750)	—	(750)
Precision Acquisition Group Holdings, Inc.	—	(918)	—	(918)
CMI Acquisition, LLC	—	(927)	—	(927)
Legend Communications of Wyoming, LLC	—	(1,042)	—	(1,042)
Francis Drilling Fluids, Ltd.	—	(1,060)	—	(1,060)
BAS Broadcasting	—	(1,120)	—	(1,120)
AG Transportation Holdings, LLC	—	(1,133)	—	(1,133)
Lindmark Acquisition, LLC	—	(1,140)	—	(1,140)
GFRC Holdings, LLC	—	(1,461)	—	(1,461)
Defiance Integrated Technologies, Inc.	—	(2,867)	—	(2,867)
Reliable Biopharmaceutical Holdings, Inc.	—	(6,741)	—	(6,741)
Other, net (<$250)	810	933	(379)	1,364

Total:	$(5,406)	$(18,198)	$10,749	$(12,855)

The largest driver of our net unrealized depreciation for the nine months ended June 30, 2013, was the notable net unrealized depreciation of Reliable of $6.7 million due to a decline in its financial and operational performance. As noted earlier, we acquired a controlling position in Reliable and infused $2.0 million of additional equity capital in the company in the form of preferred equity in March 2013. In addition, there was unrealized depreciation of Defiance Integrated Technologies, Inc. of $2.9 million which was also due to a decline in its financial and operational performance and, to a lesser extent, a decrease in the comparable multiples used to estimate the fair value. This unrealized depreciation was partially offset by the reversal of unrealized depreciation of $6.7 million on Viapack, $2.9 million on KCH, $0.6 million on Westlake and $0.9 million on Access TV, all related to sales, write offs or payoffs during the period, as well as unrealized appreciation of Sunshine of $1.2 million due to an incremental improvement in the financial and operational performance of this portfolio company.

During the prior year period ended June 30, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $16.0 million, which included the reversal of an aggregate of $12.0 million in combined unrealized depreciation, primarily related to the sale of Newhall and the restructure of KMBQ. Excluding reversals, we had $28.1 million in net unrealized depreciation for the nine months ended June 30, 2012. Over our entire portfolio, the net unrealized depreciation consisted of approximately $13.5 million on our debt investments and approximately $2.5 million of appreciation on our equity investments for the nine months ended June 30, 2012.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2012, were as follows:

	Nine Months Ended June 30, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,327)	$—	$9,978	$2,651
FedCap Partners, LLC	—	1,010	—	1,010
Northern Contours, Inc.	—	—	444	444
Midwest Metal Distribution, Inc.	—	404	—	404
Mood Media Corporation	—	384	—	384
WP Evenflo Group Holdings Inc.	—	350	—	350
Vision Solutions, Inc.	—	322	—	322
Global Materials Technologies, Inc.	—	422	(108)	314
RCS Management Holding Co.	—	(81)	306	225
KMBQ Corporation	(1,044)	—	1,135	91
Westland Technologies, Inc.	—	(314)	—	(314)
Heartland Communications Group LLC	—	(361)	—	(361)
Defiance Integrated Technologies, Inc.	—	(436)	—	(436)
Kansas Cable Holdings, Inc.	—	(573)	—	(573)
LocalTel, LLC	—	(742)	—	(742)
CMI Acquisitions, LLC	—	(785)	—	(785)
Saunders & Associates	—	(1,085)	—	(1,085)
Precision Acquisition Group Holdings, Inc.	—	(1,170)	—	(1,170)
International Junior Golf Training Acquisition Company	—	(1,305)	—	(1,305)
Lindmark Acquisition, LLC	—	(1,391)	—	(1,391)
Reliable Pharmaceutical Holdings, Inc.	—	(1,417)	—	(1,417)
Sunburst Media—Louisiana, LLC	—	(2,062)	—	(2,062)
Viapack, Inc.	—	(2,261)	—	(2,261)
GFRC Holdings, LLC	—	(3,954)	—	(3,954)
BAS Broadcasting	—	(3,994)	—	(3,994)
Sunshine Media Holdings	—	(9,183)	—	(9,183)
Other, net (<$250)	309	169	250	728

Total:	$(8,062)	$(28,053)	$12,005	$(24,110)

The largest drivers of our net unrealized depreciation for the nine months ended June 30, 2012, were the unrealized depreciation in Sunshine of $9.2 million, GFRC Holdings, LLC of $4.0 million and BAS Broadcasting of $4.0 million, which were all due to a decline in these portfolio companies’ financial and operational performance.

At June 30, 2013, the fair value of our investment portfolio was less than its cost basis by approximately $98.5 million, and our entire investment portfolio was valued at 72.2% of cost, as compared to cumulative net unrealized depreciation of $91.1 million and a valuation of our entire portfolio at 75.0% of cost at September 30, 2012. This represents net unrealized depreciation of $7.4 million for the nine months ended June 30, 2013. Of our current investment portfolio, 17 portfolio companies originated before December 31, 2007, representing 51.0% of the entire cost basis of our portfolio, were valued at 53.8% of cost and include our three investments on non-accrual status. Our 29 portfolio companies originated after December 31, 2007, representing 49.0% of the entire cost basis of our portfolio, were valued at 91.2% of cost, none of which are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of June 30, 2013, primarily due to the lingering effects of the recession that began in late 2007 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation (Appreciation) of Borrowings

Net unrealized depreciation (appreciation) of borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the nine months ended June 30, 2013, we recorded a net unrealized depreciation of borrowings of $2.7 million compared to $3.9 million of net unrealized appreciation for the nine months ended June 30, 2012. Our Credit Facility was fair valued at $59.5 million and $62.5 million as of June 30, 2013 and September 30, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The majority of cash from operating activities is generated from the interest payments on debt securities that we receive from our portfolio companies, as well as cash proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to our Adviser, and for other operating expenses. Net cash provided by operating activities during the nine months ended June 30, 2013, was $19.8 million, as compared to $7.0 million used in operations for the nine months ended June 30, 2012. The increase was primarily due to an increase in repayments on investments, partially offset by an increase in purchases of investments during the nine months ended June 30, 2013. Despite increased new investment activity during the nine months ended June 30, 2013, as compared to the prior year period, we experienced increased payoffs and exits and consequently our portfolio size decreased slightly. This decrease in our portfolio size decreased our interest income during the nine months ended June 30, 2013, as compared to the prior year period.

At June 30, 2013, we had equity investments in, loans to, or syndicated participations in, 46 private companies with an aggregate cost basis of approximately $353.8 million. At June 30, 2012, we had equity investments in, loans to, or syndicated participations in, 55 private companies with an aggregate cost basis of approximately $394.5 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2013 and 2012 at fair value:

	Nine Months Ended June 30,
	2013	2012
Beginning investment portfolio at fair value	$273,960	$302,947
New investments	65,728	45,050
Disbursements to existing portfolio companies	5,129	21,204
Scheduled principal repayments	(5,425)	(5,687)
Unscheduled principal repayments	(63,999)	(34,293)
Proceeds from sales	(6,557)	(6,459)
Increase in investment balance due to PIK(A)	133	—
Net unrealized depreciation	(18,198)	(28,052)
Reversal of prior period depreciation on realization	10,749	12,004
Net realized loss	(5,892)	(8,242)
Net change in premiums, discounts and amortization	(357)	115

Ending investment portfolio at fair value	$255,271	$298,587

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2013.

		Amount
For the remaining three months ending September 30:	2013	$53,398
For the fiscal year ending September 30:	2014	58,624
	2015	27,023
	2016	83,931
	2017	34,112
	Thereafter	81,920

	Total contractual repayments	$339,008
	Equity investments	15,872
	Adjustments to cost basis on debt investments	(1,099)

	Total cost basis of investments held at June 30, 2013:	$353,781

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2013, was $13.0 million and consisted primarily of distributions to common stockholders of $13.2 million. Net cash provided by financing activities for the nine months ended June 30, 2012, was $9.6 million and consisted primarily of proceeds from the issuance of Term Preferred Stock of $38.5 million in November 2011, offset partially by net repayments on the Credit Facility of $12.1 million, distributions to common stockholders of $13.2 million and $3.6 million of deferred financing fees related to our Term Preferred Stock offering in November 2011 of $2.2 million and the renewal of our Credit Facility in January 2012 of $1.4 million.

Distributions to Stockholders

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the nine months from October 2012 through June 2013, which totaled an aggregate of $13.2 million. In July 2013, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August and September 2013. We declared these distributions to our stockholders based on our estimates of net investment income for the fiscal year.

For the fiscal year ended September 30, 2012, which includes the three months ended December 30, 2011, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of net investment income for the fiscal year. For our fiscal year ended September 30, 2012, our stockholder distributions declared and paid exceeded our current and accumulated earnings and profits which resulted in a partial return of capital of approximately $1.5 million. The return of capital was primarily due to accounting principles generally accepted in the U.S. (“GAAP”) that recognized realized losses as ordinary losses for federal income tax purposes. The federal income tax characterization of the common distributions declared and paid to our stockholders for our fiscal year ending September 30, 2013 will be determined at our fiscal year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility restrict the amount of distributions to stockholders that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the nine months from October 2012 through June 2013, which totaled an aggregate of $2.1 million. In July 2013, our Board of Directors declared a monthly distribution of $0.1484375 per share of Term Preferred Stock for each of July, August and September 2013. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an operating expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value (“NAV”) per common share, as it has consistently traded over the last four years, we are subject to regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of July 30, 2013, our closing market price was $8.60 per common share, which equaled our June 30, 2013 NAV per common share. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering.

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

Term Preferred Stock

In November 2011, we completed a public offering of 1.5 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us were approximately $36.4 million and were used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as an asset in accordance with GAAP and are being amortized over the redemption period ending December 31, 2016. No preferred stock had been issued prior to this issuance and we have not issued any additional preferred stock since November 2011.

Our Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. Our Term Preferred Stock has a preference over our common stock with respect to these dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on our Term Preferred Stock have been paid in full. In addition, there are two other potential redemption triggers for our Term Preferred Stock: (1) if we fail to maintain an asset coverage ratio (as calculated under Section 18(h) of the 1940 Act) of at least 200%, we are required to redeem a portion of our outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger; and (2) at our sole option, at any time on or after December 31, 2012. No redemptions of our outstanding Term Preferred Stock have been made to date.

Our Term Preferred Stock has been recorded as a liability in accordance with GAAP and as such affects our asset coverage, exposing us to additional leverage risks. In addition, our Term Preferred Stock is not convertible into our common stock or any other security.

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the maturity date for one year to January 19, 2016 (the “Maturity Date”). Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (“Key Equipment”) as administrative agent. Keybank, Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before November 30, 2016. We incurred fees of $0.7 million in April 2013 in connection with this amendment, which are being amortized through the Maturity Date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of this amendment.

Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. In addition, on January 19, 2012, we, through Business Loan, amended our Credit Facility to extend the then current maturity date of our revolving line of credit from March 15, 2012 to January 19, 2015, which has subsequently been amended to January 19, 2016, as described above. We incurred fees of $0.6 million in January 2013 and $1.5 million in January 2012 in connection with these amendments, which are being amortized through the Maturity Date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments on distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability credit under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of June 30, 2013, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. At June 30, 2013, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $219.2 million, an asset coverage of 286.8% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 20 obligors in the borrowing base and as of June 30, 2013, Business Loan had 31 obligors. As of June 30, 2013 we were in compliance with all of the facility covenants.

In July 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement. Beginning with the quarter ending September 30, 2013, we will record the fair value of the interest rate cap agreement in other assets in our Consolidated Statements of Assets and Liabilities and will record changes in the fair value quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other in our Consolidated Statements of Operations.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credits with our portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some our portfolio companies. As of June 30, 2013 we had no guarantees outstanding compared to one guarantee outstanding to Viapack up to a maximum of $0.3 million as of September 30, 2012. We were never required to make any payments on this guarantee and we consider the credit risks to be remote and the fair value of the guarantee to be minimal. This guarantee was terminated effective January 4, 2013, as part of the sale of our investment in Viapack. As of June 30, 2013, we have no guarantees outstanding on behalf of any of our portfolio companies.

We estimated the fair value of our unused line of credit commitments and guarantee as of June 30, 2013 and September 30, 2012, to be minimal. Therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table summarizes our contractual obligations as of June 30, 2013 at cost:

	Payments Due by Fiscal Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations(A)
Credit Facility(B)	$—	$58,600	$—	$—	$58,600
Term Preferred Stock	—	—	38,497	—	38,497
Interest on contractual obligations(C)	1,471	15,472	686	—	17,629

Total	$1,471	$74,072	$39,183	$—	$114,726

(A)	Excludes our unused line of credit commitments to our portfolio companies in an aggregate amount of $2.7 million as of June 30, 2013.
(B)

Principal balance of borrowings under our Credit Facility, based on the current contractual maturity as of June 30, 2013 due to the revolving nature of the facility. In April 2013, we amended our Credit Facility to extend the Maturity Date until January 2016.

(C)

Includes estimated interest payments on our Credit Facility and dividend obligations on our Term Preferred Stock. The amount of interest calculated for purposes of this table was based upon rates and balances of our Credit Facility as of June 30, 2013. Dividend payments on our Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions to stockholders through the date of mandatory redemption.

Of our interest bearing debt investments, 43.4% have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we do not recognize success fees as income until they are received in cash. As a result, as of June 30, 2013, we have an aggregate off-balance sheet success fee receivable of $13.6 million, or approximately $0.65 per common share, on our accruing debt investments that would be owed to us based on our current portfolio if paid off. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

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

As of June 30, 2013 and September 30, 2012, all of our investments were valued using Level 3 inputs. See Note 3—Investments in our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

General Valuation Policy: In determining the value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. The Adviser values our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, the Adviser values securities for which market quotations are readily available and reliable at their market value. The Adviser values all other securities and assets at fair value as determined in good faith by our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

The Policy, which is summarized below, applies to the following categories of securities:

•	Publicly traded securities;

•	Securities for which a limited market exists; and

•	Securities for which no market exists.

Valuation Methods:

Publicly traded securities: The Adviser determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of June 30, 2013 and September 30, 2012, we did not have any investments in publicly traded securities.

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

As of June 30, 2013 and September 30, 2012, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicated investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

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

Credit Information: The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold Control and Affiliate investments and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates the credit statistics.

Loan Grading and Risk Rating: As part of the Adviser’s valuation procedures above, it risk rates all of our investments in debt securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”), the Adviser uses the NRSRO’s risk rating for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the expected loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

For the debt securities for which the Adviser does not use a third-party NRSRO risk rating, it seeks to have its risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While the Adviser seeks to mirror the NRSRO systems, the Adviser cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of the Adviser’s risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because the Adviser’s system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. The Adviser believes its risk rating would be higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, the Adviser’s risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when the Adviser uses its risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. We believe the primary difference between the Adviser’s risk rating and the rating of a typical NRSRO is that the Adviser’s risk rating uses more quantitative determinants and includes qualitative determinants that it believes are not used in the NRSRO rating. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the expected loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest and principal is no longer collectable. At June 30, 2013, three portfolio companies were on non-accrual with an aggregate cost basis of approximately $53.7 million, or 15.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.5 million, or 2.6% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual status with an aggregate cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio. Additionally, the Adviser does not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2013 and September 30, 2012, representing approximately 81.9% and 77.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2013	As of September 30, 2012
Highest	10.0	10.0
Average	5.9	5.8
Weighted Average	5.2	5.2
Lowest	2.0	2.0

For syndicated loans that are currently rated by an NRSRO, the Adviser risk rates such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at June 30, 2013 and September 30, 2012, representing approximately 12.7% and 15.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2013	As of September 30, 2012
Highest	B/B1	B+/B1
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	CCC/Caa1	NR/Caa1

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. At June 30, 2013 and September 30, 2012, these loans represented 5.4% and 7.0%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2013	As of September 30, 2012
Highest	5.0	7.0
Average	4.5	5.3
Weighted Average	4.6	5.2
Lowest	4.0	4.0

Tax Status

Federal Income Taxes

We intend to continue to maintain our qualification as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to our stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. Our policy generally is to make distributions to our stockholders in amount up to 100% of our investment company taxable income.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs and amendment fees and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectable. At June 30, 2013, three portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $53.7 million, or 15.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.5 million, or 2.6% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio.

As of June 30, 2013 and September 30, 2012, we had 19 and 24 original issue discount (“OID”) loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $69 and $0.2 million for the three and nine months ended June 30, 2013, respectively, as compared to $0.1 million and $0.3 million for the three and nine months ended June 30, 2012. The unamortized balance of OID investments as June 30, 2013 and September 30, 2012 totaled $1.1 million, respectively.

As of June 30, 2013, we had three investments which had a PIK interest component, and as of September 30, 2012, we had one investment which had a PIK interest component. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to common stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $62 and $0.2 million for the three and nine months ended June 30, 2013, respectively as compared to $6 of PIK income during the three and nine months ended June 30, 2012, respectively. We collected $0 PIK interest in cash during the nine months ended June 30, 2013 and 2012, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $1.1 million of success fees during the nine months ended June 30, 2013, which resulted from our exit of Westlake Hardware, Inc. at par in December 2012. We recorded an aggregate of $2.8 million in success fees during the nine months ended June 30, 2012, which resulted from our exits of GMT, RCS and Northern Contours all at par during the period. As of June 30, 2013, we have an aggregate off-balance sheet success fee receivable of approximately $13.6 million on our accruing debt investments.

During the nine months ended June 30, 2013, we recorded an aggregate of $0.7 million in prepayment fees which resulted from the early payoffs of seven of our syndicated investments at par during the period. We recorded an aggregate of $0.2 million in prepayment fees during the nine months ended June 30, 2012, which resulted from the early payoffs of four of our syndicated investments at par during the period.

Both success and prepayment fees are recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description and our adoption of recent accounting pronouncements.

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

We believe that interest rate risk is the primary risk to which we are exposed. Because we borrow money to make investments, our net investment is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We use interest rate risk management techniques from time to time to limit our exposure to interest rate fluctuations; however, we did not use any for the nine months ended June 30, 2013 and 2012. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

In July 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our line of credit pursuant to the terms of our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notational amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Interest Rate Cap Agreement” for further discussion.

Our target is to have approximately 10% of the debt investments in our portfolio at fixed rates and approximately 90% at variable rates. At June 30, 2013, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

83.5%	variable rates with a LIBOR or prime rate floor
11.5%	fixed rates
5.0%	variable rates without a floor

100.0%	total

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate.

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2013 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC on November 13, 2012. See above and in “Recent Developments – Interest Rate Cap Agreement” for further discussion of a subsequent hedging transaction.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our capital stock. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC on November 13, 2012, and the section captioned “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the SEC on April 30, 2013.

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
Melissa Morrison
Chief Financial Officer

Date: July 31, 2013

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.3	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (File No. 814-00237), filed February 17, 2004.

3.4	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.5	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.6	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 7.125% Series 2016 Term Preferred Stock, incorporated by reference to Exhibit 2.d.5 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

10.1	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 814-00237), filed April 30, 2013).

10.2	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of April 26, 2013 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, the Lenders named therein, the Managing Agents named therein, and Key Equipment Finance Inc. as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 814-00237), filed April 30, 2013).

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.