Form 10-K
period 2013-09-30
GLADSTONE CAPITAL CORP
filed 2013-11-20
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each Class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
7.125% Series 2016 Term Preferred Stock, $0.001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do no check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 28, 2013, based on the closing price on that date of $9.20 on the NASDAQ Global Select Market, was $180,774,763. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,000,160 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 18, 2013.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2013.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2013

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or Terry Lee Brubaker; 4) changes in our investment objectives and strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described in the “Risk Factors” section of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Capital Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts are in thousands unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Overview

Organization

We were incorporated under the Maryland General Corporation Law on May 30, 2001, and completed our initial public offering on August 24, 2001. We are externally managed and operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ( the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We currently continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment by meeting certain requirements, including minimum distribution requirements.

Our shares of common stock and term preferred stock are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GLAD” and “GLADP,” respectively.

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time;

and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We aim to maintain a portfolio allocation of approximately 95.0% debt investments and 5.0% equity investments, at cost.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, have a success fee or deferred interest provision and are primarily interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control in the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest. Typically, our equity investments take the form of preferred or common stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

As of September 30, 2013, our portfolio consisted of loans to 47 companies located in 26 states in 19 different industries with an aggregate fair value of $256.9 million. Since our initial public offering in 2001 through September 30, 2013, we have invested in over 172 different companies, while making over 128 consecutive monthy or quarterly distributions to common stockholders. We expect that our target portfolio over time will primarily include the following four categories of investments in private U.S. companies:

•	Senior Debt Securities: We seek to invest a portion of our assets in senior debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses senior debt to cover a substantial portion of the funding needs of the business. The senior debt security usually takes the form of first priority liens on the assets of the business. Senior debt securities may include our participation and investment in the syndicated loan market.

•	Senior Subordinated Debt Securities: We seek to invest a portion of our assets in senior subordinated debt securities, also known as senior subordinated loans and senior subordinated notes. These senior subordinated debts also include second lien notes and may include participation and investment in syndicated second lien loans. Additionally, we may receive other yield enhancements, such as success fees, in connection with these senior subordinated debt securities.

•	Junior Subordinated Debt Securities: We seek to invest a portion of our assets in junior subordinated debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These junior subordinated debts include second lien notes and unsecured loans. Additionally, we may receive other yield enhancements and warrants to buy common and preferred stock or limited liability interests in connection with these junior subordinated debt securities.

•	Preferred and Common Equity/Equivalents: In some cases we will purchase equity securities which consist of preferred and common equity or limited liability company interests, or warrants or options to acquire such securities, and are in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In some cases, we will own a significant portion of the equity and in other cases we may have voting control of the businesses in which we invest.

Additionally, pursuant to the 1940 Act, we must maintain at least 70.0% of our total assets in qualifying assets, which generally include each of the investment types listed above. Therefore, the 1940 Act permits us to invest up to 30.0% of our assets in other non-qualifying assets. See “Regulation as a BDC — Qualifying Assets” for a discussion of the types of qualifying assets in which we may invest under Section 55(a) of the 1940 Act.

Investment Concentrations

Year over year, our investment concentration as a percentage of fair value and of cost has remained relatively unchanged. As of September 30, 2013, our portfolio allocation is approximately 94.4% debt investments and 5.6% equity investments, at cost. Our portfolio consists primarily of proprietary investments, however, we have and continue to invest in syndicated investments where we participate in a group of other lenders. As of September 30, 2013, we held 18 syndicated investments totaling $61.2 million at cost and $60.6 million at fair value, or 18.4% and 23.6%, respectively, of our total aggregate portfolio. We held 20 syndicated investments totaling $77.8 million at cost and $78.2 million at fair value, or 21.3% and 28.5%, respectively, of our total aggregate portfolio as of September 30, 2012.

The following table outlines our investments by security type at September 30, 2013 and 2012:

	September 30, 2013				September 30, 2012
	Cost		Fair Value		Cost		Fair Value
Senior debt	$184,146	55.4%	$118,134	46.0%	$235,158	64.4%	$164,345	60.0%
Senior subordinated debt	129,013	38.8	126,675	49.3	118,469	32.5	100,149	36.5
Junior subordinated debt	494	0.2	561	0.2	428	0.1	498	0.2

Total debt investments	313,653	94.4	245,370	95.5	354,055	97.0	264,992	96.7
Preferred equity	12,268	3.7	4,626	1.8	6,719	1.8	1,103	0.4
Common equity/equivalents	6,345	1.9	6,882	2.7	4,247	1.2	7,865	2.9

Total equity investments	18,613	5.6	11,508	4.5	10,966	3.0	8,968	3.3

Total Investments	$332,266	100.0%	$256,878	100.0%	$365,021	100.0%	$273,960	100.0%

Our five largest investments at fair value as of September 30, 2013, totaled $96.0 million, or 37.4% of our total aggregate portfolio, as compared to our five largest investments at fair value as of September 30, 2012, totaling $91.8 million, or 33.5% of our total aggregate portfolio.

Our investments at fair value consisted of the following industry classifications at September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$45,339	17.7%	$32,867	12.0%
Electronics	33,711	13.1	42,111	15.4
Personal and non-durable consumer products	29,032	11.3	8,399	3.1
Printing and publishing	22,224	8.7	12,760	4.6
Mining, steel, iron and non-precious metals	17,733	6.9	31,590	11.5
Broadcast and entertainment	15,534	6.0	25,505	9.3
Oil and gas	15,174	5.9	15,386	5.6
Cargo Transportation	12,984	5.1	—	—
Aerospace and defense	11,730	4.6	16,597	6.0
Automobile	9,701	3.8	12,168	4.4
Textiles and leather	8,476	3.3	9,776	3.6
Beverage, food and tobacco	7,038	2.7	7,258	2.6
Machinery	6,425	2.5	7,618	2.8
Buildings and real estate	6,392	2.5	5,920	2.2
Finance	4,489	1.7	—	—
Diversified/conglomerate manufacturing	4,482	1.7	6,824	2.5
Leisure, amusement, motion pictures and entertainment	2,756	1.1	5,380	2.0
Home and office furnishing, housewares and durable consumer goods	2,651	1.0	3,357	1.2
Personal, food and miscellaneous services	1,007	0.4	7,354	2.7
Retail store	—	—	19,360	7.1
Other, < 1.0%	—	—	3,730	1.4

Total Investments	$256,878	100.0%	$273,960	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$118,570	46.2%	$127,179	46.4%
South	68,669	26.7	62,677	22.9
West	61,737	24.0	66,268	24.2
Northeast	7,902	3.1	9,836	3.6
Outside continental U.S.	—	—	8,000	2.9

Total Investments	$256,878	100.0%	$273,960	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Adviser and Administrator

Gladstone Management Corporation (the “Adviser”) is our affiliated investment adviser and a privately-held company led by a management team that has extensive experience in our lines of business. Another of our and the Adviser’s affiliates, a privately-held company, Gladstone Administration, LLC (the “Administrator”), employs, among others, our chief financial officer, treasurer, chief compliance officer, internal legal counsel and secretary and their respective staffs. Excluding our chief financial officer and treasurer, all of our executive officers serve as directors or executive officers, or both, of the following of our affiliates: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly traded BDC and RIC; Gladstone Land Corporation (“Gladstone Land”), a publicly traded real estate company that invests in farmland and farm related property; the Adviser; and the Administrator. Our treasurer is also the chief financial officer and treasurer of Gladstone Investment. David Gladstone, our chairman, chief executive officer and president, also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation.

The Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to: Gladstone Commercial; Gladstone Investment; and Gladstone Land. In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

We have been externally managed by the Adviser pursuant to an investment advisory and management agreement since October 1, 2004. The investment advisory and management agreement originally included administrative services; however, it was amended and restated on October 1, 2006 and at that time we entered into an administration agreement with the Administrator to provide such services. The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C. The Adviser also has offices in several other states.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our chairman, chief executive officer and president, Mr. Gladstone, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of Mr. Gladstone and Terry Lee Brubaker (our vice chairman and chief operating officer), to the prospective company. If this LOI is issued, then the Adviser and Gladstone Securities (our “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our board of directors (our “Board of Directors”), a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•	Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales and cash flow to provide some assurance that they will be able to service their debt. Typically, we do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

•	Experienced Management. We generally require that the businesses in which we invest have experienced management teams. We also require the businesses to have in place proper incentives to induce management to succeed and act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

•	Strong Competitive Position in an Industry. We seek to invest in businesses that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Liquidation Value of Assets. The projected liquidation value of the assets, if any, is an important factor in our investment analysis in collateralizing our debt securities.

Extensive Due Diligence

Our Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in depth business analysis, including, but not limited to, some or all of the following:

•	a review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;

•	visits to the prospective portfolio company’s business site(s);

•	interviews with the prospective portfolio company’s management, employees, customers and vendors;

•	review of loan documents and material contracts;

•	background checks and a management capabilities assessment on the prospective portfolio company’s management team; and

•	research on the prospective portfolio company’s products, services or particular industry and its competitive position therein.

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

Investment Structure

Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company. As discussed above, the capital classes through which we typically structure a deal include senior debt, senior subordinated debt, junior subordinated debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:

•	making investments with an expected total return (including both interest and potential equity appreciation) that it believes compensates us for the credit risk of the investment;

•	seeking collateral or superior positions in the portfolio company’s capital structure where possible;

•	incorporating put rights and call protection into the investment structure where possible;

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with preserving our capital; and

•	holding board seats or securing board observation rights at the portfolio company.

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

Hedging Strategies

We may use interest rate risk management techniques from time to time to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Pursuant to our revolving line of credit, we have agreed to enter into interest rate cap agreements in connection with the borrowings that we make under our revolving line of credit. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for more discussion on our revolving line of credit and our interest rate cap agreement. We currently hold one interest rate cap agreement, which is not designated as a hedge for accounting purposes.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, other BDCs, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over other providers of financing to small and medium-sized businesses.

Management Expertise

Mr. Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of the Adviser and its affiliated companies, other than Gladstone Securities, (the “Gladstone Companies”), and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of the Adviser’s investment committee. Mr. Gladstone, our chairman, chief executive officer and president, has extensive experience in private equity investing in middle market companies. Mr. Brubaker is our vice chairman and chief operating officer, has substantial experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers. These two individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and medium-sized companies and has worked together at the Gladstone Companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial and investment skills.

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

Longer Investment Horizon

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contracst, we are a corporation of perpetual duration and are exchange-traded. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe our management team’s broad expertise and its ability to draw upon many years of combined experience enables the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest. We believe that this approach enables the Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly traded stock for the stock of an acquisition target in a tax-free reorganization under the Code. After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

Leverage

For the purpose of making investments and taking advantage of favorable interest rates, we may issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities representing indebtedness and senior securities that are stock, to which we refer collectively as “Senior Securities,” in amounts such that we maintain an asset coverage ratio, as defined in Section 18(h) of the 1940 Act, of at least 200.0% on our Senior Securities immediately after each issuance of such Senior Securities. We may also incur such indebtedness to repurchase our common stock. As a result of incurring indebtedness generally, such as through our revolving line of credit or issuing Senior Securities representing indebtedness, such as our 7.125% Series 2016 Term Preferred Stock (our “Term Preferred Stock”), we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Our Board of Directors is authorized to provide for the issuance of Senior Securities with such preferences, powers, rights and privileges as it deems appropriate, subject to the requirements of the 1940 Act. See “Regulation as a BDC—Asset Coverage” for a discussion of our leveraging constraints and “Risk Factors—Risks Related to Our External Financing” for further discussion of certain leveraging risks.

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

Monitoring

The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:

•	monthly analysis of financial and operating performance;

•	assessment of the portfolio company’s performance against its business plan and our investment expectations;

•	assessment of the investment’s risks;

•	attendance at and/or participation in the portfolio company’s board of directors or management meetings;

•	assessment of portfolio company management, sponsor, governance and strategic direction;

•	assessment of the portfolio company’s industry and competitive environment; and

•	review and assessment of the portfolio company’s operating outlook and financial projections.

Relationship Management

The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	management;

•	boards of directors;

•	financial sponsors;

•	capital partners; and

•	advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser provides other services to certain of our portfolio companies and it receives fees for these other services. We credit 100.0% of most of these fees against the base management fee that we would otherwise be required to pay to the Adviser.

In February 2011, Gladstone Securities started providing other services (such as investment banking and due diligence services) to certain of our portfolio companies. Any such fees paid by portfolio companies to Gladstone Securities do not impact the overall fees we pay to the Adviser or the overall fees credited against the base management fee.

Valuation Process

The following is a general description of the steps the Adviser takes each quarter to determine the value of our investment portfolio. The Adviser values our investments in accordance with the requirements of the 1940 Act. The Adviser values securities for which market quotations are readily available at their market value. The Adviser values all other securities and assets at fair value as determined in good faith by our Board of Directors. In determining the value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, the Adviser performs the following valuation process each quarter:

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

Investment Advisory and Management Agreements

In 2006, we entered into an amended and restated investment advisory and management agreement with the Adviser (the “Advisory Agreement”). In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 9, 2013, our Board of Directors approved the annual renewal of the Advisory Agreement with the Adviser through August 31, 2014. Mr. Gladstone, our chairman, chief executive officer and president, controls the Adviser.

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

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), in return for which the Adviser receives a 1.5% annual fee based on the monthly aggregate outstanding balance of loans pledged under our revolving line of credit. Since we own these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver Credit

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended September 30, 2013 and 2012.

•	Portfolio Company Fees Credit

Under the Advisory Agreement, the Adviser has also provided and continues to provide managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. We credit 100.0% of most of these fees against the base management fee that we would otherwise be required to pay to the Adviser.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to income-related portion of incentive fee

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate net unrealized capital depreciation, if any, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate net unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate net unrealized capital depreciation, if any. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. We have not incurred capital gains-based incentive fees from inception through September 30, 2013, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with accounting principles generally accepted in the U.S. (“GAAP”), a capital gains-based incentive fee is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through September 30, 2013.

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the years ended September 30, 2013 and 2012 which waivers totaled $1.0 million and $0.3 million, respectively.

Administration Agreement

In 2006, we entered into an administration agreement with the Administrator ( the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies serviced by the Administrator under similar agreements. These administrative fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter. On July 9, 2013, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2014.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

To maintain the qualification for treatment as a RIC under the Code, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income”, which is generally our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. We refer to this as the “annual distribution requirement”. We must also meet several additional requirements, including:

•	Business Development Company status. At all times during the taxable year, we must maintain our status as a BDC.

•	Income source requirements. At least 90.0% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership.

•	Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50.0% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10.0% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5.0% of our total assets; and (2) no more than 25.0% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain on any unrealized appreciation with respect to our assets to the extent that any such unrealized appreciation is recognized during a specified period up to 10-years. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90.0% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4.0% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding calendar years that were not distributed during such years. For the years ended December 31, 2012, 2011 and 2010, we did not incur any excise taxes.

The federal excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35.0%, on any undistributed income, including both ordinary income and capital gains.

If we acquire debt obligations that were originally issued at a discount that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our investment company taxable income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. Our OID investments totaled $74.1 million as of September 30, 2013, at cost, which are primarily all syndicated loan investments. For the year ended September 30, 2013, we incurred $0.3 million of OID income and the unamortized balance of OID investments as of September 30, 2013 totaled $1.0 million. As of September 30, 2013, we had three investments which had a PIK interest component and we recorded PIK interest income of $0.3 million during the year ended September 30, 2013. We collected no PIK interest in cash for the year ended September 30, 2013.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70.0% dividends received deduction with respect to dividends received from us, other than capital gains dividends, to the extent such amount reported by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the later of the due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

If a common stockholder participates in our “opt in” dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the common stockholder’s account. We do not have a dividend reinvestment plan for our preferred stockholders.

Sale of Our Shares

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20.0% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35.0%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on, among other things, dividends on, and capital gain from the sale or other disposition of, shares of our common stock.

Backup Withholding

We may be required to withhold federal income tax, or backup withholding, currently at a rate of 28.0%, from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the Internal Revenue Service (“IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

The Foreign Account Tax Compliance Act (“FATCA”) imposes a federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied. Under delayed effective dates provided for in the Treasury Regulations and other IRS guidance, such required withholding will not begin until July 1, 2014 with respect to dividends on our stock, and January 1, 2017 with respect to gross proceeds from a sale or other disposition of our stock.

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

We intend to conduct our business so as to retain our status as a BDC. A BDC may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in qualifying assets, as described in Sections 55(a)(1) through (a)(3) of the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“operating assets”) represent at least 70.0% of our total assets, exclusive of operating assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

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

(c)	satisfies one of the following:

(i)	it does not have any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)	it is controlled by the BDC and for which an affiliate of the BDC serves as a director;

(iii)	it has total assets of not more than $4.0 million and capital and surplus of not less than $2 million;

(iv)	it does not have any class of securities listed on a national securities exchange; or

(v)	it has a class of securities listed on a national securities exchange, with an aggregate market value of outstanding voting and non-voting equity of less than $250.0 million.

(2)	Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3)	Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

Asset Coverage

Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of Senior Securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of Senior Securities that is stock. In either case, we may only issue such Senior Securities if such class of Senior Securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 200.0%.

In addition, our ability to pay dividends or distributions (other than dividends payable in our stock) to holders of any class of our capital stock would be restricted if our Senior Securities representing indebtedness fail to have an asset coverage of at least 200.0% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our Senior Securities that are stock fail to have an asset coverage of at least 200.0% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200.0% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to our stockholders. If we are unable to regain asset coverage through these methods, we may be forced to suspend the payment of such dividends.

Significant Managerial Assistance

A BDC generally must make available significant managerial assistance to issuers of certain of its portfolio securities that the BDC counts as a qualifying asset for the 70.0% test described above. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Significant managerial assistance also includes the exercise of a controlling influence over the management and policies of the portfolio company. However, with respect to certain, but not all such securities, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the BDC may exercise such control jointly.

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquired in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

•	We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we must be operated for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70.0% of the value of our total assets. We anticipate that the securities we seek to acquire will generally be qualifying assets.

•	We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. To do so, we must meet income source, asset diversification and annual distribution requirements. We may issue Senior Securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.

With the exception of our policy to conduct our business as a BDC, these policies are not fundamental and may be changed without stockholder approval.

Code of Ethics

We, and all of the Gladstone Companies (and Gladstone Securities), have adopted a code of ethics and business conduct applicable to all of the officers, directors and employees of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933 (the “Securities Act”). As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on the Investor Relations section of our website under “Corporate Governance” at www.GladstoneCapital.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, Jack Dellafiora, Jr., who also serves as chief compliance officer for all other Gladstone Companies and Gladstone Securities.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2013 and all of calendar year 2014. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of November 19, 2013, the Adviser and the Administrator collectively had 60 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
10	Executive management
14	Accounting, administration, compliance, human resources, legal and treasury
36	Investment management, portfolio management and due diligence

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website at www.GladstoneCapital.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Capital Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Economy and Recent Legislation

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget could have material adverse effect on our business, financial condition and results of operations.

On October 16, 2013, the U.S. Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations. While the U.S. had begun to see improving financial indicators since the 2008 recession, the recent events have created more uncertainty in the U.S. economy and capital markets. Therefore, we remain cautious about a long-term economic recovery.

The recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased our cost of debt and equity capital. As a result, we do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which the disruptions will continue to affect us. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of our portfolio companies and the companies we may invest in prospectively are also susceptible to these unstable economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These unstable economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of non-performing assets to increase and the fair value of our portfolio to decrease. The unstable economic conditions may also decrease the value of collateral securing some of our loans as well as the value of our equity investments, which would decrease our ability to borrow under our revolving line of credit or raise equity capital, thereby further reducing our ability to make new investments.

There is still a great deal of volatility in the marketplace. Although, the temporary debt-ceiling raise, along with the possibility of another government shutdown, have been put off until early in 2014. The unstable economic conditions have affected the availability of credit generally. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

A further downgrade of the United States credit rating and the ongoing economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+.” On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and deteriorating sovereign debt conditions in Europe, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price.

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

Recent healthcare reform legislation may affect our results of operations and financial condition.

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act (the “Acts”). Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the U.S. The Acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and have begun being implemented through a phased approach concluding in 2018. At this time, the effects of health care reform and its impact on our portfolio companies’ business, results of operations and financial condition and the resulting impact on our operations are not yet known. Accordingly, the Acts could adversely affect the cost of providing healthcare coverage generally and could adversely affect the financial and operational performance of the portfolio companies in which we invest and therefore our financial and operational performance.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone and Terry Lee Brubaker, and on the continued operations of the Adviser, for our future success.

We have no employees. Our chief executive officer and president, chief operating officer, chief financial officer, treasurer, and the employees of the Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone and Terry Lee Brubaker. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

Our success depends on the Adviser’s ability to attract and retain qualified personnel in a competitive environment.

The Adviser experiences competition in attracting and retaining qualified personnel, particularly investment professionals and senior executives, and we may be unable to maintain or grow our business if we cannot attract and retain such personnel. The Adviser’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. The Adviser competes with investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies for qualified personnel, many of which have greater resources than us. Searches for qualified personnel may divert management’s time from the operation of our business. Strain on the existing personnel resources of the Adviser, in the event that it is unable to attract experienced investment professionals and senior executives, could have a material adverse effect on our business.

The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right to resign under the Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

We may be required to pay the Adviser incentive compensation on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $74.1 million as of September 30, 2013, at cost, which are primarily all syndicated loan investments. For the year ended September 30, 2013, we incurred $0.3 million of OID income and the unamortized balance of OID investments as of September 30, 2013 totaled $1.0 million. As of September 30, 2013, we had three investments which had a PIK interest component and we recorded PIK interest income of $0.3 million during the year ended September 30, 2013. We collected no PIK interest in cash for the year ended September 30, 2013.

The Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Advisory Agreement would likely adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on the Adviser’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of the Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The senior management team of the Adviser has substantial responsibilities under the Advisory Agreement. In order to grow, the Adviser will need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively would likely have a material adverse effect on our business, financial condition, and results of operations.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman, chief executive officer and president, is the chairman of the board and chief executive officer of the Adviser, Gladstone Investment, Gladstone Commercial and Gladstone Land. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of the Adviser, Gladstone Investment, Gladstone Commercial and Gladstone Land. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. On October 10, 2012, our Board of Directors approved a revision of our investment objectives and strategies that became effective on January 1, 2013, which may enhance the potential for conflicts in the allocation of investment opportunities to us and other entities managed by the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2013, our Board of Directors has approved the following types of co-investment transactions:

•	Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Investment in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•	Additionally, pursuant to an exemptive order granted by the SEC in July 2012, under certain circumstances, we may co-invest with Gladstone Investment and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund), or any combination of the foregoing, subject to the conditions included therein.

Certain of our officers, who are also officers of the Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to the stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

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

Our business model is dependent upon developing and sustaining strong referral relationships with investment bankers, business brokers and other intermediaries and any change in our referral relationships may impact our business plan.

We are dependent upon informal relationships with investment bankers, business brokers and traditional lending institutions to provide us with deal flow. If we fail to maintain our relationship with such funds or institutions, or if we fail to establish strong referral relationships with other funds, we will not be able to grow our portfolio of investments and fully execute our business plan.

Our base management fee may induce the Adviser to incur leverage.

The fact that our base management fee is payable based upon our gross assets, which would include any investments made with proceeds of borrowings, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our securities. Given the subjective nature of the investment decisions made by the Adviser on our behalf, we will not be able to monitor this potential conflict of interest.

Risks Related to Our External Financing

In addition to regulatory limitations on our ability to raise capital, our revolving line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of September 30, 2013, we had $46.9 million in borrowings outstanding under our fourth amended and restated credit agreement (our “Credit Facility”), which provides for maximum borrowings of $137.0 million. Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies. The facility also limits payments of distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage, and a required minimum number of 20 obligors in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of September 30, 2013, (ii) asset coverage with respect to Senior Securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2013, we were in compliance with all of our Credit Facility covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

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

The maturity date of our Credit Facility is January 19, 2016 (the “Maturity Date”). If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before January 19, 2017 (one year after the Maturity Date). Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $237.0 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility upon its maturity in 2016 on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at the time of its maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding Term Preferred Stock, which could potentially require us to sell more assets. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under our Credit Facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are able to renew, extend or refinance our Credit Facility prior to maturity, any renewal, extension or refinancing of our Credit Facility will potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to stockholders.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

The last equity offering we completed was for our Term Preferred Stock in November 2011, and there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue debt securities, other evidences of indebtedness (including borrowings under our Credit Facility), Senior Securities representing indebtedness and Senior Securities that are stock up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue Senior Securities representing indebtedness and Senior Securities which are stock (such as our Term Preferred Stock), in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200.0% immediately after each issuance of such Senior Security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue Senior Securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our Senior Securities is not at least 200.0%. If the aggregate value of our assets declines, we might be unable to satisfy that 200.0% requirement. To satisfy the 200.0% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below net asset value (“NAV”) per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of Senior Securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of Senior Securities that is stock.

•	Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or Senior Securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount from NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of Senior Securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Term Preferred Stock.

We financed certain of our investments with borrowed money and capital from the issuance of Senior Securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%

Corresponding return to common stockholder(A)	(15.6)%	(8.5)%	(1.3)%	5.9%	13.0%

(A)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2013 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended September 30, 2013, adjusted for the dividends on our Term Preferred Stock; and then dividing the resulting difference by our total assets attributable to common stock. Based on $295.1 million in total assets, $46.9 million in debt, $38.5 million in aggregate liquidation preference of Term Preferred Stock, and $206.0 million in net assets, each as of September 30, 2013.

Based on an aggregate outstanding indebtedness of $46.9 million at cost, as of September 30, 2013, the effective annual interest rate of 5.75% as of that date, and aggregate liquidation preference of our Term Preferred Stock of $38.5 million, our investment portfolio at fair value would have had to produce an annual return of at least 2.0% to cover annual interest payments on the outstanding debt and dividends on our Term Preferred Stock.

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

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately 10.0% to be at fixed rates. As of September 30, 2013, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 85.4% of loans at variable rates with floors, approximately 14.6% at fixed rates.

We currently hold one interest rate cap agreement, which is not designated as a hedge for accounting purposes. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement.

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness (which includes senior securities representing indebtedness and senior securities that are stock) unless immediately after such borrowing we have an asset coverage (as defined in Section 18(h) of the 1940 Act) for total of at least 200.0% (i.e. the amount of borrowings may not exceed 50% of the value of our assets). Legislation pending reintroduction to the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of such indebtedness that BDCs may incur by modifying the percentage from 200.0% to 150.0%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase. Our mandatorily redeemable preferred stock is a senior security that is stock and so for this 200.0% asset coverage threshold is included as total indebtedness.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

There has been increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•	Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus the recent recession, and any further economic downturns or recessions, are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2013, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio. While we are working with the portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•	Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, and technical personnel.

•	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•	Small and medium-sized businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position, or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow, and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

•	Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability, or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

•	Small and medium-sized businesses may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

•	Debt securities of small and medium-sized private companies typically are not rated by a credit rating agency. Typically a small or medium-sized private business cannot or will not expend the resources to have their debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our NAV.

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has the investment valuation policy established by the Adviser and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to the Adviser by SPSE or the use of internally developed discounted cash flow (“DCF”) methodologies or indicative bid prices (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, specifically for our syndicated loans, or internal methodologies based on the total enterprise value (“TEV”) of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which the Adviser specifically requests evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of the Adviser’s requests for evaluation.

The Adviser’s use of these fair value methods is inherently subjective and is based on estimates and assumptions of each security. In the event that we are required to sell a security, we may ultimately sell for an amount materially less than the estimated fair value calculated by SPSE, or utilizing the TEV, IBP or the DCF methodology.

The Adviser’s procedures also include provisions whereby it will establish the fair value of any equity securities we may hold where SPSE or third-party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:

•	the nature and realizable value of any collateral;

•	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

•	the markets in which the portfolio company does business and recent sales to third parties of similar securities;

•	the comparison to publicly traded companies; and

•	discounted cash flow and other relevant factors.

Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, the Adviser’s determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

A portion of our assets are, and will continue to be, comprised of equity securities that are valued based on internal assessment using the Adviser’s own valuation methods approved by our Board of Directors, without the input of SPSE or any other third-party evaluator. We believe that the Adviser’s equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not the Adviser uses the recommendations of an independent third-party evaluator, necessarily involves the exercise of subjective judgment. Our NAV could be adversely affected if the Adviser’s determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Due to the uncertainty inherent in valuing these securities, the Adviser’s determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Adviser’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities.

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

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives of the other lenders may not be completely aligned with ours. As of September 30, 2013, syndicated loans made up approximately 18.4% of our portfolio at cost, or $61.2 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2013, we received principal payments of a combined $110.5 million, of which an aggregate of $79.6 million resulted from 14 portfolio companies who paid off early at par. We will first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of September 30, 2013, we had investments in 47 portfolio companies, of which there were five investments that comprised approximately $96.0 million or 37.4% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of September 30, 2013, our largest industry concentrations of our total investments at fair value were in healthcare, education and childcare companies, representing 17.7%; electronic companies, representing 13.1%; and personal and non-durable consumer product companies, representing 11.3%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our investment company taxable income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income over the term of the debt investment and which will increase the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status.”

From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain, we do not recognize them as income until we have received payment. We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amounts become fixed. Prior to January 1, 2011, we treated the success fee amounts as a capital gain for tax characterization purposes. However, effective January 1, 2011, the success fee amounts are characterized as ordinary income for tax purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011. As a result, we are required to distribute such amounts to our stockholders in order to maintain RIC status for success fees we receive after January 1, 2011.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Business—Material U.S. Federal Income Tax Considerations” and “Business— Regulation as a Business Development Company.”

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

Certain provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10.0% or more of the voting power of our common stock (an “interested stockholder”);

•	an affiliate of ours who at any time within the two-year period prior to the date in question was an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our Board of Directors and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of our outstanding shares of common stock and two-thirds of the votes entitled to be cast by holders of our common stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that someone becomes an interested stockholder.

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

Risks Related to an Investment in Our Securities

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

There is a risk that you may not receive distributions or that distributions may not grow over time.

Our current intention is to distribute at least 90.0% of our investment company taxable income to our stockholders on a quarterly basis by paying monthly distributions. We expect to retain some or all net realized long-term capital gains by first offsetting them with realized capital losses, and secondly through a deemed distribution to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains to our common stockholders. In addition, our Credit Facility restricts the amount of distributions we are permitted to make. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Distributions to our stockholders have included and may in the future include a return of capital.

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

The market price of our shares may be volatile and fluctuate significantly.

The trading price of our common stock and our preferred stock may fluctuate substantially. In part due to the extreme volatility and disruption that have affected the capital and credit markets over the past few years, we have experienced greater than usual stock price volatility.

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

The issuance of subscription rights to our existing stockholders may dilute the ownership and voting powers of existing stockholders in our common stock, dilute the NAV of their shares and have a material adverse effect on the trading price of our common stock.

There are significant capital raising constraints applicable to us under the 1940 Act when our common stock is trading below its NAV per share. In the event that we issue subscription rights to our existing stockholders to subscribe for and purchase additional shares of our common stock, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than our most recently determined NAV per common share, our common stockholders are likely to experience an immediate dilution of the per share NAV of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Shares of closed-end investment companies frequently trade at a discount from NAV.

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV per share. During the past year, our common stock has consistently, and at times significantly, traded below NAV. Subsequent to September 30, 2013, our common stock has traded at discounts of up to 15.4% of our NAV per share, which was $9.81 as of September 30, 2013. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our common stockholders and our independent directors. Additionally, at times when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below NAV we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Common stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.

At our most recent annual meeting of stockholders on February 14, 2013, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share of our common stock in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale). Absent such stockholder approval, we would not be able to access the capital markets in an offering at below the then current NAV per share due to restrictions applicable to BDCs under the 1940 Act. At the upcoming annual stockholders meeting scheduled for February 13, 2014, our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has consistently, and at times significantly, traded below NAV. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the NAV per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10.0% of our common stock at a 5.0% discount from NAV, a stockholder who did not participate in that offering for its proportionate interest would suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV.

If we fail to pay dividends on our Term Preferred Stock for two years, the holders of our Term Preferred Stock will be entitled to elect a majority of our directors.

The terms of our Term Preferred Stock provide for annual dividends in the amount of $1.7813 per outstanding share of Term Preferred Stock. In accordance with the terms of our Term Preferred Stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of Term Preferred Stock will be entitled to elect a majority of our Board of Directors.

Our Term Preferred Stock magnifies the potential for gain or loss for our holders of common stock and the risks of investing in our common stock in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders. Preferred stockholders are less subject to our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

An investment in Term Preferred Stock with a fixed interest rate bears interest rate risk.

Our Term Preferred Stock, in general, pays dividends at a fixed dividend rate of 7.125% per year. Prices of fixed income investments generally vary inversely with changes in market yields. The market yields on securities comparable to our Term Preferred Stock may increase, which would likely result in a decline in the secondary market price of our Term Preferred Stock prior to the term redemption date. This risk may be even more significant in light of the low nature of the currently prevailing market interest rates.

A liquid secondary trading market for our Term Preferred Stock may not develop.

Although our Term Preferred Stock is listed for trading on the NASDAQ, such shares are thinly traded. The market for such shares is relatively illiquid compared to the market for other types of securities, with the spread between the bid and ask prices considerably greater than the spreads of other securities with comparable terms and features.

Our Term Preferred Stock is not rated.

We have not had our Term Preferred Stock rated by any rating agency. Unrated securities usually trade at a discount to similar, rated securities. As a result, there is a risk that the shares of our Term Preferred Stock may trade at a price that is lower than they might otherwise trade if they were rated by a rating agency.

Our Term Preferred Stock bears a risk of early redemption by us.

We may voluntarily redeem some or all of our Term Preferred Stock on or after December 31, 2012, which is four years prior to its mandatory redemption date of December 31, 2016. We also may be forced to redeem some or all of our Term Preferred Stock to meet regulatory requirements and the asset coverage requirements of such shares, and any such redemption may occur at a time that is unfavorable to holders of our Term Preferred Stock. We may have an incentive to redeem our Term Preferred Stock voluntarily before the mandatory redemption date if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the fixed dividend rate on our Term Preferred Stock. To date, we have not redeemed any of our Term Preferred Stock.

Claims of holders of our Term Preferred Stock are subject to a risk of subordination relative to holders of our debt instruments.

Rights of holders of our Term Preferred Stock are subordinated to the rights of holders of our indebtedness. Therefore, dividends, distributions and other payments to holders of Term Preferred Stock in liquidation or otherwise may be subject to prior payments due to the holders of our indebtedness. In addition, under some circumstances the 1940 Act may provide debt holders with voting rights that are superior to the voting rights of holders of our Term Preferred Stock.

Holders of our Term Preferred Stock are subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in Term Preferred Stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of our Term Preferred Stock and dividends payable on such shares declines.

Holders of our Term Preferred Stock bear reinvestment risk.

Given the five-year term and potential for early redemption of our Term Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of our Term Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Holders of our Term Preferred Stock bear dividend risk.

We may be unable to pay dividends on our Term Preferred Stock under some circumstances. The terms of our indebtedness preclude the payment of dividends in respect of equity securities, including our Term Preferred Stock, under certain conditions.

There is a risk of delay in our redemption of our Term Preferred Stock, and we may fail to redeem such securities as required by their terms.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments quickly if a need arises. If we are unable to obtain sufficient liquidity prior to the term redemption date, we may be forced to engage in a partial redemption or to delay a required redemption. If such a partial redemption or delay were to occur, the market price of our Term Preferred Stock might be adversely affected.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ under the symbol “GLAD.” The following table reflects, by quarter, the high and low sales prices per share of our common stock on the NASDAQ, the high and low sales prices as a percentage of NAV per common share and quarterly distributions declared per share for each quarter during the last two fiscal years. Amounts presented for each quarter of fiscal years 2013 and 2012 represent the cumulative amount of the distributions declared per common share for the months composing such quarter.

	Quarter Ended	NAV (A)	Sales Price		(Discount) Premium of High to NAV(B)	Discount of Low to NAV(B)	Declared Common Distributions
			High	Low
FY 2013	09/30/13	$9.81	$8.92	$8.05	(9.1)%	(17.9)%	$0.210
	06/30/13	8.60	9.45	7.76	9.9	(9.8)	0.210
	03/31/13	8.91	9.46	8.24	6.2	(7.5)	0.210
	12/31/12	9.17	9.02	7.25	(1.6)	(20.9)	0.210
FY 2012	09/30/12	$8.98	$9.19	$7.86	2.3%	(12.5)%	$0.210
	06/30/12	8.91	8.46	7.30	(5.1)	(18.1)	0.210
	03/31/12	9.62	9.33	7.69	(3.0)	(20.1)	0.210
	12/31/11	9.90	8.74	6.46	(11.7)	(34.7)	0.210

(A)	NAV per common share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per common share on the date of the high and low sales prices. The NAVs shown are based on outstanding common shares at the end of each period.
(B)	The (discounts) premiums set forth in these columns represent the high or low, as applicable, sales price per share for the relevant quarter minus the NAV per common share as of the end of such quarter, and therefore may not reflect the (discount) premium to NAV per common share on the date of the high and low sales prices.

As of November 15, 2013, there were approximately 46 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90.0% of our investment company taxable income, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to retain some or all of our long-term capital gains, but to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases, our Board of Directors may choose to distribute our net realized long-term capital gains by paying a one-time special distribution. Additionally, our Credit Facility contains a covenant that limits payments of distributions to our aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014, 2015 and 2016.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of stock or repurchase any shares of our stock during the fiscal year ended September 30, 2013.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data for the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009 are derived from our audited Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	As of and for the Year Ended September 30,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Total Investment Income	$36,154	$40,322	$35,211	$35,539	$42,618
Total Expenses, Net of Credits from Adviser	17,768	21,278	16,799	17,780	21,587

Net Investment Income	18,386	19,044	18,412	17,759	21,031

Net Realized and Unrealized Gain (Loss) on Investments, Borrowings and Other	13,833	(27,052)	(39,511)	(1,365)	(17,248)

Net Increase (Decrease) in Net Assets Resulting from Operations	$32,219	$(8,008)	$(21,099)	$16,394	$3,783

Per Share Data (A):
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share—Basic and Diluted	$1.53	$(0.38)	$(1.00)	$0.78	$0.18
Net Investment Income per Common Share – Basic and Diluted	0.88	0.91	0.88	0.84	1.00
Cash Distributions Declared Per Common Share	0.84	0.84	0.84	0.84	1.26
Statement of Assets and Liabilities Data:
Total Assets	$295,091	$293,402	$317,624	$270,518	$335,910
Net Assets	205,992	188,564	213,721	249,246	249,076
Net Asset Value Per Common Share	9.81	8.98	10.16	11.85	11.81
Common Shares Outstanding	21,000,160	21,000,160	21,039,242	21,039,242	21,087,574
Weighted Common Shares Outstanding – Basic and Diluted	21,000,160	21,011,123	21,039,242	21,060,351	21,087,574
Senior Securities Data:
Borrowings under Credit Facility, at cost (B)	$46,900	$58,800	$99,400	$16,800	$83,000
Mandatorily redeemable preferred stock(B)	38,497	38,497	—	—	—
Asset coverage ratio (C)	341%	296%	315%	1,419%	396%
Asset coverage per unit (D)	$3,410	$2,963	$3,150	$14,187	$3,963

(A)	Per share data for net increase (decrease) in net assets resulting from operations is based on the weighted average common stock outstanding for both basic and diluted.
(B)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(C)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our Senior Securities. Our mandatorily redeemable preferred stock is a Senior Security that is stock.
(D)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

	Year Ended September 30,
	2013	2012	2011	2010	2009
Other Unaudited Data:
Number of Portfolio Companies at Year End	47	50	59	39	48
Average Size of Portfolio Company Investment at Cost	$7,069	$7,300	$6,488	$7,654	$7,592
Principal Amount of New Investments	80,418	45,050	110,903	23,245	24,911
Proceeds from Loan Repayments and Investments Sold	117,048	73,857	50,002	85,634	96,693
Weighted Average Yield on Investments(A)	11.63%	11.25%	11.21%	11.03%	10.05%
Total Return(B)	9.90	41.39	(33.77)	37.46	(30.94)

(A)	Weighted average yield on investments equals interest income on investments divided by the weighted average interest-bearing principal balance throughout the year.
(B)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus monthly distributions divided by the monthly beginning market value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods. Except per share amounts, dollar amounts are in thousands unless otherwise indicated.

OVERVIEW

General

We were incorporated under the Maryland General Corporation Law on May 30, 2001. We operate as an externally managed, closed-end, non-diversified management investment company, and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

We were established for the purpose of investing in debt and equity securities of established private business operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We also aim to maintain a portfolio allocation of approximately 95.0% debt investment and 5.0% equity investment, at cost.

We focus on investing in small and medium-sized private businesses in the U.S. that meet certain criteria, including, but not limited to, the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, have a success fee or deferred interest provision and are primarily interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control in the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

We are externally managed by our investment advisor, Gladstone Management Corporation (the “Adviser”), a Securities and Exchange Commission (“SEC”) registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Our shares of common stock and term preferred stock are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GLAD” and “GLADP,” respectively.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain and volatile. Recently, we experienced the first U.S. government shutdown in 17 years along with a stalemate in the U.S. Congress over whether to raise the debt ceiling. The U.S. government budget concerns remain until early 2014 when the U.S. Congress will revisit the debt ceiling debate again. Prior to this recent U.S. fiscal crisis, economic conditions generally appeared to be improving, albeit slowly, since the 2008 recession. We have continued to remain cautious about a long-term economic recovery. The impacts from the 2008 recession in general, and the resulting disruptions in the capital markets in particular, have had lingering effects on our liquidity options and increased our cost of debt and equity capital. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for investment, are still feeling the adverse impacts of these political and economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These political and economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease.

In addition, there has been increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt, resulting in lower yields for increasingly riskier investments. We believe we are in a protracted economic recovery; however, we do not know if market conditions will continue to improve or if adverse conditions will again intensify, and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital. In summary, we believe that are in a protracted economic recovery, but that the recent U.S. fiscal crisis has temporarily suppressed that recovery. We do not know the full extent to which the impact of the lingering recessionary economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we are seeing a number of new investment opportunities that are consistent with our investment objectives and strategies. During the year ended September 30, 2013, we invested in 15 new proprietary and syndicate investments totaling $80.4 million; however, we experienced a net contraction in our overall portfolio of three portfolio companies, primarily due to 14 portfolio companies paying off early during the year, for an aggregate of $79.6 million in unscheduled payoffs. Subsequent to September 30, 2013, we invested $7.0 million in one new proprietary investment, as discussed under “Investment Highlights.”

In addition, in July 2012, the SEC granted us an exemptive order that expands our ability to co-invest with certain of our affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future business development company or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest will enhance our ability to further our investment objectives and strategies. We co-invested with Gladstone Investment in two new proprietary investments—one in each of May and October 2013, as discussed under “Investment Highlights.”

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our $137.0 million revolving line of credit (our “Credit Facility,” described more fully under “Revolving Credit Facility” below) that further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual stockholder distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock, to which we refer collectively as “Senior Securities.”

We believe that market conditions have affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. On November 18, 2013, the closing market price of our common stock was $9.44, a 3.9% discount to our September 30, 2013, net asset value (“NAV”) per share of $9.81. When our stock trades below NAV per common share, as it has consistently traded over the last four years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 14, 2013, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 13, 2014, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

The current uncertain and volatile economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of September 30, 2013, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly for us to access in the near term. However, we believe that our recent amendments to our Credit Facility to decrease the interest rate on advances and extend its maturity until 2016 and our ability to co-invest with Gladstone Investment and certain other affiliated investment funds, should increase our ability to make investments in businesses that we believe will be generally resistant to a recession and, as a result, will be likely to achieve attractive long-term returns for our stockholders. See “Recent Developments” for more information on these transactions. Going into fiscal 2014, we will continue to focus on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns, given the risks.

Investment Highlights

During the year ended September 30, 2013, we invested an aggregate of $80.4 million in 15 new portfolio companies and an aggregate of $9.7 million to existing portfolio companies. Also, during the year ended September 30, 2013, we sold our investments in two portfolio companies for net proceeds of a combined $6.6 million, and we received scheduled and unscheduled contractual principal repayments of a combined $110.5 million from existing portfolio companies, including 14 early payoffs. Since our initial public offering in August 2001, we have made 342 different loans to, or investments in, 172 companies for a total of approximately $1.2 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the year ended September 30, 2013, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the year ended September 30, 2013, we invested an aggregate of $50.2 million to five new proprietary portfolio companies and an aggregate of $30.2 million in 10 new syndicated portfolio companies (Ardent Medical Services, Inc., Blue Coat Systems Inc., First American Payment Systems, L.P., John Henry Holdings, Inc., New Trident Holdcorp, Inc., RP Crown Parent, LLC, Steinway Musical Instruments, Inc., SumTotal Systems, Inc., Wall Street Systems Holdings, Inc., and W3, Co.). We also invested in additional equity in RBC Acquisition Corp. (“Reliable”) and Midwest Metal Distribution, Inc. (“Midwest Metal”). Below are significant issuances and originations during the year ended September 30, 2013:

•	In December 2012, we invested $14.0 million in AG Transportation Holdings, LLC (“AG Trucking”) through a combination of senior subordinated term debt and equity. AG Trucking, headquartered in Goshen, Indiana, is a regional food-grade liquid and dry bulk carrier providing a variety of bulk transportation services, including liquid transportation, dry bulk dumps, freight brokering, private fleet conversion and project runs to large international agricultural and food manufacturing firms.

•	In December 2012, we invested $19.5 million in Allen Edmonds Shoe Corporation (“Allen Edmonds”) through senior subordinated term debt that we purchased from one of Allen Edmonds’ existing lenders. Allen Edmonds, headquartered in Port Washington, Wisconsin, manufactures premium men’s footwear and accessories, which it sells through its retail stores, catalog and internet site and also wholesale and e-commerce channels.

•	In March 2013, we acquired a controlling equity position in Reliable and invested $2.0 million in additional equity capital in the form of preferred equity. In addition, we invested $0.3 million in preferred equity in August 2013 and an aggregate of $1.1 million in line of credit draws to Reliable during the year ended September 30, 2013. As of September 30, 2013, Reliable was classified as a Control portfolio company. Reliable was known as Reliable Biopharmaceutical Holdings, Inc. before its recapitalization in March 2013 and is therefore included on our accompanying Consolidated Schedule of Investments as of September 30, 2012 under the name Reliable Biopharmaceutical Holdings, Inc.

•	In May 2013, we invested $8.8 million in Funko, LLC (“Funko”), through a combination of senior subordinated term debt and equity. Funko, headquartered in Lynnwood, WA, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with our affiliate fund, Gladstone Investment, pursuant to the aforementioned exemptive order granted by the SEC. Gladstone Investment invested an additional $8.8 million in Funko under the same terms as us.

•	In July 2013, we invested $8.9 million in Ashland Acquisition, LLC (“Ashland”) through a combination of senior term debt and common equity, where we hold 20.0% of the voting securities. Ashland, through its wholly-owned subsidiary that is headquartered in Ashland, Ohio, provides publishing services including digital and offset printing, warehousing, distribution, and content and marketing services.

Repayments and Exits

During the year ended September 30, 2013, 34 borrowers made principal repayments totaling $110.5 million in the aggregate, consisting of $103.1 million of unscheduled principal and revolver repayments, as well as $7.4 million in contractual principal amortization. Below are significant repayments and exits during the year ended September 30, 2013:

•	Included in the unscheduled principal payments were the net proceeds at par from early payoffs of the following:

•	Syndicated investment payoffs: Airvana Network Solutions, Inc. of $0.2 million; Applied Systems, Inc. of $1.0 million; Blue Coat Systems, Inc. of $8.5 million; HGI Holdings, Inc. of $1.6 million; Hubbard Radio, LLC of $0.5 million; John Henry Holdings, Inc. of $5.0; Keypoint Government Solutions, Inc. of $6.4 million; Mood Media Corporation of $8.0 million; National Surgical Hospitals Inc. of $1.6 million; Springs Window Fashions, LLC of $7.0 million; SRAM, LLC of $2.5 million and Wall Street Systems Holdings, Inc. of $3.0 million. In connection with eight of these early payoffs, we received an aggregate of $0.9 million in prepayment fees during the year ended September 30, 2013.

•	Proprietary investment payoffs: Westlake Hardware, Inc. (“Westlake”) of $20.0 million in December 2012 and CMI Acquisition, LLC (“CMI”) of $14.4 million in September 2013. In relation to the Westlake and CMI early payoffs at par, we received $1.1 million and $0.6 million, respectively, in success fees during the year ended September 30, 2013.

•	In November 2012, we sold our investments in Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million, which resulted in a realized loss of $2.4 million recorded in the three months ended December 31, 2012. Viapack was partially on non-accrual status at the time of the sale.

•	In November 2012, we wrote off our investment in Access Television Network, Inc. (“Access TV”), which resulted in a realized loss of $0.9 million recorded in the three months ended December 31, 2012. Access TV was on non-accrual status at the time of the write off.

•	In April 2013, we sold our investment in Kansas Cable Holdings, Inc. (“KCH”) for net proceeds of $0.6 million, which resulted in a realized loss of $2.9 million recorded in the three months ended June 30, 2013. KCH was on non-accrual status at the time of the sale.

•	In September 2013, we sold substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) for net proceeds of $14.4 million, which paid down our debt investments in full at par. Lindmark was on non-accrual status at the time of the repayment.

Refer to Note 16—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for investment activity occurring subsequent to September 30, 2013. Of note, the following significant new origination occurred subsequent to September 30, 2013:

•	In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”) through a combination of senior term debt and equity. ADC, headquartered in Buena Park, CA, is a manufacturer of high quality, finished aluminum and zinc castings for aerospace, defense, aftermarket automotive and industrial applications. This was a co-investment with Gladstone Investment, which invested an additional $16.3 million in ADC under the same terms as us.

Recent Developments

Notes Receivable from Employees

In July 2013, we received $1.0 million in full repayment of the outstanding principal and accrued interest owed on our employee note receivable from our chairman, chief executive officer and president, David Gladstone. Simultaneously, Mr. Gladstone’s related redemption agreement was terminated pursuant to its terms.

Amendment of Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), entered into Amendment No. 6 to our Credit Facility to extend the maturity date for one year to January 19, 2016. We incurred fees of $0.7 million in April 2013 in connection with this amendment, which are being amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of this amendment.

On January 29, 2013, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility to remove the one month London Interbank Offered Rate (“LIBOR”) minimum of 1.5% on advances. We incurred fees of $0.6 million in January 2013 in connection with this amendment, which are being amortized through the maturity date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of this amendment.

Registration Statement

On November 29, 2012, we filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective on January 18, 2013. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under our Registration Statement.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2013 to the Year Ended September 30, 2012

	For the Year Ended September 30,
	2013	2012	$ Change	%Change
INVESTMENT INCOME
Interest income	$33,533	$36,077	$(2,544)	(7.1)%
Other income	2,621	4,245	(1,624)	(38.3)

Total investment income	36,154	40,322	(4,168)	(10.3)

EXPENSES
Base management fee	5,622	6,165	(543)	(8.8)
Incentive fee	4,343	4,691	(348)	(7.4)
Administration fee	647	753	(106)	(14.1)
Interest expense on borrowings	3,182	4,374	(1,192)	(27.3)
Dividend expense on mandatorily redeemable preferred stock	2,744	2,491	253	10.2
Amortization of deferred financing fees	1,211	1,243	(32)	(2.6)
Other expenses	1,540	2,609	(1,069)	(41.0)

Expenses before credits from Adviser	19,289	22,326	(3,037)	(13.6)
Credits to fees from Adviser	(1,521)	(1,048)	(473)	(45.1)

Total expenses net of credits	17,768	21,278	(3,510)	(16.5)

NET INVESTMENT INCOME	18,386	19,044	(658)	(3.5)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(5,231)	(12,819)	7,588	59.2
Net unrealized appreciation (depreciation) of investments	15,673	(11,194)	26,867	NM
Net unrealized depreciation (appreciation) of other	3,391	(3,039)	6,430	NM

Net gain (loss) from investments and other	13,833	(27,052)	40,885	151.1

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$32,219	$(8,008)	$40,227	NM

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.88	$0.91	$(0.03)	(3.3)

Net increase (decrease) in net assets resulting from operations	$1.53	$(0.38)	$1.91	NM

NM = Not Meaningful

Investment Income

Total interest income decreased by 7.1%, which was driven by a decrease of $2.4 million or 6.7% on interest income on our investments in debt securities for the year ended September 30, 2013, as compared to the year ended September 30, 2012. This was primarily due to the increase in early payoffs at par during the year, partially offset by an increase in our weighted average yield on our interest-bearing investment portfolio. The level of interest income on our investments is directly related to the principal balance of our interest-bearing investment portfolio during the year, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2013, was $287.3 million, compared to $317.5 million for the prior year, a decrease of $30.2 million or 9.5%. The weighted average yield on the principal balance of our interest-bearing investments for the year ended September 30, 2013, was 11.6%, as compared to 11.3% for the prior year. The weighted average yield on our portfolio increased during the year ended September 30, 2013, as compared to the prior year, due to the purchase of higher yielding new proprietary investments coupled with the early payoffs of 12 of our syndicated investments, which generally bear lower interest rates than our proprietary investments.

As of September 30, 2013, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio. As of September 30, 2012, six portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio. During the year ended September 30, 2013, we sold our investments in two portfolio companies that had been on non-accrual status, wrote off our investment in one portfolio company that had been on non-accrual status, and sold substantially all of the assets of one portfolio company that had been on non-accrual status. See “Overview – Investment Highlights” for more information. There were no portfolio companies that changed from accrual status to non-accrual during the year ended September 30, 2013.

Other income for the years ended September 30, 2013 and 2012, consisted primarily of success fees, which we generally recognize when payment is received. During the year ended September 30, 2013, we received an aggregate of $1.7 million in success fees, which resulted from the early payoffs at par of Westlake for $1.1 million in December 2012 and CMI for $0.6 million in September 2013. In addition, we received prepayment fees in the aggregate of $0.9 million during the year ended September 30, 2013, which resulted from the early payoffs of eight of our syndicate investments at par during the year. During the year ended September 30, 2012, we received an aggregate of $4.0 million in success fees, which resulted from the early payoffs at par of Winchester Electronics (“Winchester”) for $1.2 million, Global Materials Technologies (“GMT”) for $1.1 million, RCS Management Holding Co. (“RCS”) for $0.9 million and Northern Contours, Inc. (“Northern Contours”) for $0.8 million. In addition, we received prepayment fees in the aggregate of $0.2 million during the year ended September 30, 2012, which resulted from the early payoffs of five of our syndicate investments at par during the year.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2013		Year Ended September 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$30,991	12.1%	$2,416	6.7%
Allen Edmonds Shoe Corporation(A)	19,604	7.6	1,717	4.8
Midwest Metal Distribution, Inc.	17,733	6.9	2,240	6.2
Francis Drilling Fluids, Ltd.	14,667	5.7	1,977	5.4
AG Transportation Holdings, LLC(A)	12,984	5.1	1,407	3.9

Subtotal—five largest investments	95,979	37.4	9,757	27.0
Other portfolio companies	160,899	62.6	26,265	72.6
Other non-portfolio company income	—	—	132	0.4

Total investment portfolio	$256,878	100.0%	$36,154	100.0%

	As of September 30, 2012		Year Ended September 30, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Reliable Biopharmaceutical Holdings, Inc.	$25,439	9.3%	$3,193	7.9%
Westlake Hardware, Inc.(B)	19,360	7.1	2,592	6.4
Midwest Metal Distribution, Inc.	17,824	6.5	2,249	5.6
Francis Drilling Fluids, Ltd.(C)	15,385	5.6	750	1.9
CMI Acquisition, LLC(D)	13,766	5.0	2,021	5.0

Subtotal—five largest investments	91,774	33.5	10,805	26.8
Other portfolio companies	182,186	66.5	29,257	72.6
Other non-portfolio company income	—	—	260	0.6

Total investment portfolio	$273,960	100.0%	$40,322	100.0%

(A)	New investment added in December 2012
(B)	Investment exited in December 2012.
(C)	New investment added in May 2012.
(D)	Investment exited in September 2013.

Operating Expenses

Operating expenses, net of credits from the Adviser, decreased for the year ended September 30, 2013, by $3.5 million, or 16.5%, as compared to the year ended September 30, 2012. This decrease was primarily due to a decrease in interest expense on our Credit Facility, other expenses and incentive fees, partially offset by an increase in dividend expense on our Term Preferred Stock.

Interest expense decreased by $1.2 million for the year ended September 30, 2013, as compared to the prior year, due primarily to decreased borrowings under our Credit Facility, resulting from a net contraction in the size of our portfolio. The weighted average balance outstanding on our Credit Facility during the year ended September 30, 2013 was approximately $53.2 million, as compared to $72.2 million in the prior year, a decrease of 26.3%. Additionally, the decrease in interest expense for the year ended September 30, 2013, as compared the prior year, was due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

Other expenses decreased $1.1 million for the year ended September 30, 2013, as compared to the prior year, primarily due to the receipt of certain reimbursable deal expenses in the current year, as well as a decrease in legal expenses incurred in connection with troubled loans during the year ended September 30, 2013, as compared to the year ended September 30, 2012.

The decrease of $1.1 million in net incentive fees earned by the Adviser during the year ended September 30, 2013, as compared to the prior year, was primarily due to the increase in the incentive fee waiver in the current year. Incentive fees were earned by the Adviser during the year ended September 30, 2013 and 2012; however, the incentive fees were partially waived by the Adviser to ensure distributions to stockholders were covered entirely by net investment income during both years.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the table below:

	Year Ended September 30,
	2013	2012
Average total assets subject to base management fee (A)	$281,100	$308,250
Multiplied by annual base management fee of 2%	2.0%	2.0%

Base management fee (B)	5,622	6,165
Credit for fees received by Adviser from the portfolio companies	(324)	(342)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(183)	(428)

Net Base Management Fee	$5,115	$5,395

Incentive fee (B)	$4,343	$4,691
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,014)	(278)

Net Incentive Fee	$3,329	$4,413

Credit for fees received by Adviser from the portfolio companies	$(324)	$(342)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(183)	(428)
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,014)	(278)

Credits to Fees from Adviser (B)	$(1,521)	$(1,048)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and appropriately adjusted for any share issuances or repurchases during the applicable year.
(B)	Reflected, in total, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this report.

Realized Loss and Unrealized Appreciation (Depreciation) on Investments

Realized Losses

For the year ended September 30, 2013, we recorded a net realized loss on investments of $5.2 million, which primarily consisted of realized losses of $2.9 million related to the sale of KCH, $2.4 million related to the sale of Viapack and $0.9 million related to the write off of Access TV. These realized losses were partially offset by realized gains of $1.0 million, which consisted of a combined $0.5 million of escrowed proceeds and tax refunds received in connection with exits on two investments in fiscal year 2012 and an aggregate of $0.5 million of unamortized discounts related to the early payoffs at par of 12 syndicated investments during the year.

For the year ended September 30, 2012, we recorded a net realized loss on investments of $12.8 million, which primarily consisted of realized losses of $7.4 million related to the sale of Newhall Holdings Inc. (“Newhall”), $1.0 million related to the restructure of KMBQ Corporation (“KMBQ”), $1.8 million related to the sale of BERTL, Inc. (“BERTL”) and $3.2 million related to the sale of U.S. Healthcare (“USHC”). These realized losses were partially offset by realized gains of $0.5 million, which consisted of a combined $0.2 million of escrowed proceeds received in connection with exits on two investments in each of fiscal year 2012 and 2010 and an aggregate of $0.3 million of unamortized discounts related to the early payoffs at par of 8 syndicated investments during the year.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the year ended September 30, 2013, we recorded net unrealized appreciation of investments in the aggregate amount of $15.7 million, which included the reversal of an aggregate of $26.0 million in combined unrealized depreciation primarily related to the repayment of principal in full at par on Lindmark, the sales of Viapack and KCH, and the write off of Access TV. Excluding reversals, we recorded $10.4 million in net unrealized depreciation for the year ended September 30, 2013. Over our entire portfolio, the net unrealized depreciation (excluding reversals) consisted of approximately $5.3 million of depreciation on our debt investments and approximately $5.1 million of depreciation on our equity investments for the year ended September 30, 2013.

The net realized (losses) gains and unrealized (depreciation) appreciation across our investments for the year ended September 30, 2013, were as follows:

	Year Ended September 30, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Lindmark Acquisition, LLC	$—	$(224)	$14,006	$13,782
Viapack, Inc.	(2,407)	—	6,660	4,253
RBC Acquisition Corp.	—	2,159	—	2,159
Sunshine Media Holdings	—	1,632	—	1,632
Westlake Hardware, Inc.	—	—	640	640
GFRC Holdings, LLC	—	572	—	572
North American Aircraft Services LLC	—	505	8	513
CMI Acquisition, LLC	—	(927)	1,426	499
Kansas Cable Holdings, Inc.	(2,906)	401	2,922	417
Funko	—	396	—	396
FedCap Partners, LLC	—	384	—	384
Allison Publications, LLC	—	265	—	265
Access Television Network, Inc.	(872)	—	903	31
Saunders & Associates	—	(296)	—	(296)
WP Evenflo Group Holdings, Inc.	—	(443)	3	(440)
Francis Drilling Fluids, Ltd.	—	(718)	—	(718)
Westland Technologies, Inc.	—	(825)	—	(825)

Targus Group International, Inc.	—	(881)		(881)
Heartland Communications Group	—	(951)	—	(951)
AG Transportation Holdings, LLC	—	(1,078)	—	(1,078)
Precision Acquisition Group Holdings, Inc.	—	(1,193)	—	(1,193)
LocalTel, LLC	—	(1,209)	—	(1,209)
BAS Broadcasting	—	(1,493)	—	(1,493)
Legend Communications of Wyoming, LLC	—	(1,557)	—	(1,557)
Sunburst Media – Louisiana, LLC	—	(1,650)	—	(1,650)
Midwest Metal Distribution, Inc.	—	(2,101)	—	(2,101)
Defiance Integrated Technologies, Inc.	—	(2,246)	—	(2,246)
Other, net (<$250)	954	1,123	(540)	1,537

Total:	$(5,231)	$(10,355)	$26,028	$10,442

The largest driver of our net unrealized appreciation for the year ended September 30, 2013, was the reversal of unrealized depreciation on Lindmark of $14.0 million, due to the repayment of principal in full at par on the outstanding debt. Additionally there were reversals of unrealized depreciation of $6.7 million on Viapack and $2.9 million on KCH, each of which were related to our exits in these companies during the year. Excluding reversals, there was unrealized appreciation on Reliable of $2.2 million and Sunshine Media Holdings (“Sunshine”) of $1.6 million during the year ended September 30, 2013, due to an incremental improvement in the financial and operational performance of these portfolio companies. This appreciation was partially offset by unrealized depreciation of $2.2 million on Defiance Integrated Technologies, Inc. (“Defiance”) and $2.1 million on Midwest Metal, due to a decline in these portfolio companies’ financial and operation performance.

During the year ended September 30, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $11.2 million, which included the reversal of an aggregate of $17.0 million in combined unrealized depreciation primarily related to the sales of Newhall, USHC and BERTL and the restructure of KMBQ. Excluding reversals, we recorded $28.2 million in net unrealized depreciation for the year ended September 30, 2012. Over our entire portfolio, the net unrealized depreciation consisted of approximately $21.8 million on our debt investments and approximately $6.4 million of depreciation on our equity investments for the year ended September 30, 2012.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2012, were as follows:

	Year Ended September 30, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,327)	$—	$9,978	$2,651
FedCap Partners, LLC	—	1,010	—	1,010
Midwest Metal Distribution, Inc.	—	630	—	630
Mood Media Corporation	—	622	—	622
Northern Contours, Inc.	—	—	444	444
Global Materials Technologies, Inc.	—	422	—	422
Vision Solutions, Inc.	—	374	—	374
Keypoint Government Solutions, Inc.	—	271	—	271
Allison Publications, LLC	—	264	—	264
RCS Management Holding Company	—	(81)	306	225
KMBQ Corporation	(1,044)	—	1,135	91
US Healthcare Communications, LLC	(3,173)	—	3,189	16
BERTL, Inc.	(1,771)	(4)	1,782	7
CMI Acquisitions, LLC	—	(571)	—	(571)
Francis Drilling Fluids, Ltd.	—	(614)	—	(614)
Kansas Cable Holdings, Inc.	—	(658)	—	(658)
LocalTel, LLC	—	(962)	—	(962)
Precision Acquisition Group Holdings, Inc.	—	(1,078)	—	(1,078)
Saunders & Associates	—	(1,150)	—	(1,150)
Reliable Pharmaceutical Holdings, Inc.	—	(1,344)	—	(1,344)
International Junior Golf Training Acquisition Company	—	(1,415)	—	(1,415)
Sunburst Media – Louisiana, LLC	—	(1,612)	—	(1,612)
Lindmark Acquisition, LLC	—	(1,739)	—	(1,739)

Viapack, Inc.	—	(1,760)	—	(1,760)
Defiance Integrated Technologies, Inc.	—	(3,422)	—	(3,422)
GFRC Holdings, LLC	—	(3,845)	—	(3,845)
BAS Broadcasting	—	(4,367)	—	(4,367)
Sunshine Media Holdings	—	(7,847)	—	(7,847)
Other, net (<$250)	496	682	166	1,344

Total:	$(12,819)	$(28,194)	$17,000	$(24,013)

The largest drivers of our net unrealized depreciation for the year ended September 30, 2012, were the unrealized depreciation of Sunshine of $7.8 million, BAS Broadcasting (“BAS”) of $4.4 million, GFRC Holdings, LLC (“GFRC”) of $3.8 million and Defiance of $3.4 million, all primarily due to a decline in the financial and operational performance of these portfolio companies. Of note, Sunshine was put on non-accrual status during the year ended September 30, 2012.

As of September 30, 2013, the fair value of our investment portfolio was less than its cost basis by approximately $75.4 million and our entire investment portfolio was valued at 77.3% of cost, as compared to cumulative net unrealized depreciation of $91.1 million and a valuation of our entire portfolio at 75.0% of cost as of September 30, 2012. This decrease year over year in the cumulative unrealized depreciation on investments represents net unrealized appreciation of $15.7 million for the year ended September 30, 2013. Of our current investment portfolio, 16 portfolio companies originated before December 31, 2007, which represented 46.5% of the entire cost basis of our portfolio, were valued at 61.5% of cost and included our two investments that were on non-accrual status. Our 31 portfolio companies that originated after December 31, 2007, representing 53.5% of the entire cost basis of our portfolio, were valued at 91.0% of cost and none of which were on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of September 30, 2013, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation (Appreciation) of Other

Net unrealized depreciation (appreciation) of other includes the net change in the fair value of our Credit Facility and our interest rate swap during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the year ended September 30, 2013, we recorded a net unrealized depreciation of other of $3.4 million, compared to a net unrealized appreciation of $3.0 million for the year ended September 30, 2012. Our Credit Facility was fair valued at $47.1 million and $62.5 million as of September 30, 2013 and 2012, respectively. The interest rate swap was fair valued at $4 as of September 30, 2013 and there was no interest rate swap outstanding during the year ended September 30, 2012.

Comparison of the Year Ended September 30, 2012 to the Year Ended September 30, 2011

	For the Year Ended September 30,
	2012	2011	$ Change	%Change
INVESTMENT INCOME
Interest income	$36,077	$33,068	$3,009	9.1%
Other income	4,245	2,143	2,102	98.1

Total investment income	40,322	35,211	5,111	14.5

EXPENSES
Base management fee	6,165	5,731	434	7.6
Incentive fee	4,691	4,598	93	2.0
Administration fee	753	729	24	3.3
Interest expense on borrowings	4,374	2,676	1,698	63.5
Dividend expense on mandatorily redeemable preferred stock	2,491	—	2,491	100.0
Amortization of deferred financing fees	1,243	1,420	(177)	(12.5)
Other expenses	2,609	2,288	321	14.0

Expenses before credits from Adviser	22,326	17,442	4,884	28.0
Credits to fees from Adviser	(1,048)	(643)	(405)	(63.0)

Total expenses net of credits	21,278	16,799	4,479	26.7

NET INVESTMENT INCOME	19,044	18,412	632	3.4

REALIZED AND UNREALIZED LOSS
Net realized loss on investments	(12,819)	(1,280)	(11,539)	(901.5)
Net unrealized depreciation of investments	(11,194)	(38,759)	27,565	71.1
Net unrealized (appreciation) depreciation of borrowings	(3,039)	528	(3,567)	NM

Net loss from investments and borrowings	(27,052)	(39,511)	12,459	31.5

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(8,008)	$(21,099)	$13,091	62.0

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.91	$0.88	$0.03	3.4

Net decrease in net assets resulting from operations	$(0.38)	$(1.00)	$0.62	62.0

NM = Not Meaningful

Investment Income

Total interest income increased by 9.1%, which was driven by an increase of $3.2 million, or 9.7% on interest income on our investments in debt securities, for the year ended September 30, 2012, as compared to the year ended September 30, 2011. This was primarily due to the increased investment activity during the second half of fiscal year 2011, offset by several early payoffs of investments in 2012 and a slight decrease in our weighted average yield in 2012, as compared to 2011. The increase in investment activity in 2011 was primarily in syndicated investments. The level of interest income on investments is directly related to the principal balance of our interest-bearing investment portfolio during the year, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2012, was $317.5 million, compared to $291.2 million for the prior year, an increase of $26.3 million or

9.0%. The weighted average yield on the principal balance of our interest-bearing investments for the year ended September 30, 2012, was 11.3%, as compared to 11.2% for the prior year. The weighted average yield on our portfolio increased slightly during the year ended September 30, 2012, as compared to the prior year, due to the early payoffs of several syndicated investments.

As of September 30, 2012, six portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio. As of September 30, 2011, eight portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $41.1 million, or 11.0% of the cost basis of all debt investments in our portfolio. During the year ended September 30, 2012, we sold our investments in two portfolio companies that had been on non-accrual status. There were no new non-accruals added during the year ended September 30, 2012.

Other income for the years ended September 30, 2012 and 2011, consisted primarily of success fees, which we generally recognize when payment is received. During the year ended September 30, 2012, we received an aggregate of $4.0 million in success fees, which resulted from the early payoffs at par of Winchester for $1.2 million, GMT for $1.1 million, RCS for $0.9 million and Northern Contours for $0.8 million. In addition, we received prepayment fees in the aggregate of $0.2 million during the year ended September 30, 2012, which resulted from the early payoffs of five of our syndicate investments at par during the year.

During the year ended September 30, 2011, we received an aggregate of $1.0 million of success fees, which resulted from the early payoffs at par of Interfilm Holdings, Inc. (“Interfilm”) for $0.1 million and Pinnacle Treatment Centers, Inc. (“Pinnacle”) for $0.5 million and also a prepaid success fee of $0.4 million from Westlake. In addition, we received an aggregate of $1.0 million from two legal settlements related to portfolio companies, which was recorded in other income during the year ended September 30, 2011.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2012		Year Ended September 30, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Reliable Biopharmaceutical Holdings, Inc.	$25,439	9.3%	$3,193	7.9%
Westlake Hardware, Inc.(A)	19,360	7.1	2,592	6.4
Midwest Metal Distribution, Inc.	17,824	6.5	2,249	5.6
Francis Drilling Fluids, Ltd.(B)	15,385	5.6	750	1.9
CMI Acquisition, LLC(C)	13,766	5.0	2,021	5.0

Subtotal—five largest investments	91,774	33.5	10,805	26.8
Other portfolio companies	182,186	66.5	29,257	72.6
Other non-portfolio company income	—	—	260	0.6

Total investment portfolio	$273,960	100.0%	$40,322	100.0%

	As of September 30, 2011		Year Ended September 30, 2011
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Reliable Biopharmaceutical Holdings, Inc.	$25,295	8.3%	$3,090	8.8%
Westlake Hardware, Inc.(A)	19,340	6.4	2,935	8.3
Midwest Metal Distribution, Inc.	17,184	5.7	2,242	6.4
Defiance Integrated Technologies, Inc.	15,039	5.0	888	2.5
CMI Acquisition, LLC(C)	14,336	4.7	1,038	3.0

Subtotal—five largest investments	91,194	30.1	10,193	29.0
Other portfolio companies	211,753	69.9	24,586	69.8
Other non-portfolio company income	—	—	432	1.2

Total investment portfolio	$302,947	100.0%	$35,211	100.0%

(A)	Investment exited in December 2012.
(B)	New investment added in May 2012.
(C)	Investment exited in September 2013.

Operating Expenses

Operating expenses, net of credits from the Adviser, increased for the year ended September 30, 2012, by $4.5 million, or 26.7%, as compared to the year ended September 30, 2011. This increase was primarily due to increases in dividend expense on our Term Preferred Stock, interest expense on our Credit Facility and other expenses, partially offset by the decrease in the net incentive fees.

During the year ended September 30, 2012, we paid $2.5 million of dividends on our Term Preferred Stock. We classify these dividends as dividend expense on our accompanying Consolidated Statements of Operations. There was no preferred stock dividends paid in the year ended September 30, 2011, as our Term Preferred Stock offering occurred in November 2011.

Interest expense increased by $1.7 million for the year ended September 30, 2012, as compared to the prior year, due primarily to increased borrowings under our Credit Facility to facilitate the increased investment activity during the year. The weighted average balance outstanding on our Credit Facility during the year ended September 30, 2012, was approximately $72.2 million, as compared to $49.2 million in the prior year, an increase of 46.7%.

Other expenses increased by $0.3 million during the year ended September 30, 2012, as compared to the prior year, primarily due to expenses of $0.2 million being recognized for the termination of an equity distribution agreement, discussed in detail under “Liquidity and Capital Resources—Equity” further below and also due to increases in bad debt expense related to receivables from certain portfolio companies.

The decrease of $0.2 million in net incentive fees earned by the Adviser during the years ended September 30, 2012, as compared to the prior year, was due primarily to the increase in the incentive fee waiver in the 2012 fiscal year. Incentive fees were earned by the Adviser during the years ended September 30, 2013 and 2012; however, the incentive fees were partially waived by the Adviser to ensure distributions to stockholders were covered entirely by net investment income during both years.

The base management fee, incentive fee and associated credits are computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the table below:

	Year Ended September 30,
	2012	2011
Average total assets subject to base management fee(A)	$308,250	$286,550
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	6,165	5,731
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(428)	(383)
Credit for fees received by Adviser from the portfolio companies	(342)	(239)

Net Base Management Fee	$5,395	$5,109

Incentive fee(B)	$4,691	$4,598
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(278)	(21)

Net Incentive Fee	$4,413	$4,577

Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	$(428)	$(383)
Credit for fees received by Adviser from portfolio companies	(342)	(239)
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(278)	(21)

Credits to Fees from Adviser(B)	$(1,048)	$(643)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and appropriately adjusted for any share issuances or repurchases during the applicable year.
(B)	Reflected, in total, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this report.

Realized Loss and Unrealized Depreciation on Investments

Realized Losses

For the year ended September 30, 2012, we recorded a net realized loss on investments of $12.8 million, which primarily consisted of realized losses of $7.4 million related to the sale of Newhall, $1.0 million related to the restructure of KMBQ, $1.8 million related to the sale of BERTL and $3.2 million related to the sale of USHC. These realized losses were partially offset by realized gains of $0.5 million, which consisted of a combined $0.2 million of escrowed proceeds received in connection with exits on two investments in each of fiscal year 2012 and 2010 and an aggregate of $0.3 million of unamortized discounts related to the early payoffs at par of eight syndicated investments during the year.

For the year ended September 30, 2011, we recorded a net realized loss on investments of $1.3 million, which related primarily to the realized loss on the restructuring of our loans to SCI Cable, Inc. (“SCI”), which resulted in a new Control portfolio company, KCH.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the year ended September 30, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $11.2 million, which included the reversal of an aggregate of $17.0 million in combined unrealized depreciation primarily related to the sales of Newhall, USHC and BERTL and the restructure of KMBQ. Excluding reversals, we recorded $28.2 million in net unrealized depreciation for the year ended September 30, 2012. Over our entire portfolio, the net unrealized depreciation consisted of approximately $21.8 million on our debt investments and approximately $6.4 million of depreciation on our equity investments for the year ended September 30, 2012.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2012, were as follows:

	Year Ended September 30, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,327)	$—	$9,978	$2,651
FedCap Partners, LLC	—	1,010	—	1,010
Midwest Metal Distribution, Inc.	—	630	—	630
Mood Media Corporation	—	622	—	622
Northern Contours, Inc.	—	—	444	444
Global Materials Technologies, Inc.	—	422	—	422
Vision Solutions, Inc.	—	374	—	374
Keypoint Government Solutions, Inc.	—	271	—	271
Allison Publications, LLC	—	264	—	264
RCS Management Holding Company	—	(81)	306	225
KMBQ Corporation	(1,044)	—	1,135	91
US Healthcare Communications, LLC	(3,173)	—	3,189	16
BERTL, Inc.	(1,771)	(4)	1,782	7
CMI Acquisitions, LLC	—	(571)	—	(571)
Francis Drilling Fluids, Ltd.	—	(614)	—	(614)
Kansas Cable Holdings, Inc.	—	(658)	—	(658)
LocalTel, LLC	—	(962)	—	(962)
Precision Acquisition Group Holdings, Inc.	—	(1,078)	—	(1,078)
Saunders & Associates	—	(1,150)	—	(1,150)
Reliable Pharmaceutical Holdings, Inc.	—	(1,344)	—	(1,344)
International Junior Golf Training Acquisition Company	—	(1,415)	—	(1,415)
Sunburst Media – Louisiana, LLC	—	(1,612)	—	(1,612)
Lindmark Acquisition, LLC	—	(1,739)	—	(1,739)
Viapack, Inc.	—	(1,760)	—	(1,760)

Defiance Integrated Technologies, Inc.	—	(3,422)	—	(3,422)
GFRC Holdings, LLC	—	(3,845)	—	(3,845)
BAS Broadcasting	—	(4,367)	—	(4,367)
Sunshine Media Holdings	—	(7,847)	—	(7,847)
Other, net (<$250)	496	682	166	1,344

Total:	$(12,819)	$(28,194)	$17,000	$(24,013)

The largest drivers of our net unrealized depreciation for the year ended September 30, 2012, were the unrealized depreciation of Sunshine of $7.8 million, BAS of $4.4 million, GFRC of $3.8 million and Defiance of $3.4 million, all primarily due to a decline in the financial and operational performance of these portfolio companies. Of note, Sunshine was placed on non-accrual status during the year ended September 30, 2012.

During the year ended September 30, 2011, we recorded net unrealized depreciation of investments in the aggregate amount of $38.8 million, which included the reversal of $4.0 million related to the restructure of SCI. Excluding reversals, we recorded $42.7 million in net unrealized depreciation for the year ended September 30, 2011. Over our entire portfolio, the net unrealized depreciation was comprised of approximately $46.0 million in depreciation on our debt investments and approximately $3.3 million in appreciation on our equity investments for the year ended September 30, 2011.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2011, were as follows:

	Year Ended September 30, 2011
Portfolio Company	Realized (Loss) Gain	Net Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Defiance Integrated Technologies, Inc.	$—	$5,992	$—	$5,992
Midwest Metal Distribution, Inc.	—	1,637	—	1,637
SCI Cable, Inc.	(1,283)	(785)	3,676	1,608
KMBQ Corporation	—	738	—	738
Puerto Rico Cable Acquisition Company, Inc.	(16)	—	732	716
WP Evenflo Group Holdings, Inc.	—	485	—	485
Airvana Network Solutions, Inc.	177	267	(216)	228
Westlake Hardware, Inc.	—	(280)	—	(280)
Vision Solutions, Inc.	—	(355)	—	(355)
BAS Broadcasting	—	(411)	—	(411)
LocalTel, LLC	—	(479)	—	(479)
Mood Media Corporation	—	(553)	—	(553)
International Junior Golf Training Acquisition Company	—	(666)	—	(666)
Access Television Network, Inc.	—	(704)	—	(704)
Sunburst Media—Louisiana, LLC	—	(847)	—	(847)
Heartland Communications Group	—	(871)	—	(871)
Legend Communications of Wyoming LLC	—	(975)	—	(975)
GFRC Holdings LLC	—	(1,668)	—	(1,668)
Kansas Cable Holdings, Inc.	—	(2,665)	—	(2,665)
Lindmark Acquisition, LLC	—	(4,547)	—	(4,547)
Viapack, Inc.	—	(4,882)	—	(4,882)
Newhall Holdings, Inc.	—	(9,339)	—	(9,339)
Sunshine Media Holdings	(158)	(21,237)	—	(21,395)
Other, net (<$250)	—	(583)	(223)	(806)

Total:	$(1,280)	$(42,728)	$3,969	$(40,039)

The largest driver of our net unrealized depreciation for the year ended September 30, 2011, was the notable depreciation in Sunshine, which was primarily due to a decline in its financial and operational performance. During the quarter ended March 31, 2011, we restructured our investment in Sunshine and took a controlling position. In addition, there was unrealized depreciation on Newhall of $9.3 million, Viapack of $4.9 million and Lindmark of $4.5 million, all primarily due to a decline in the financial and operational performance of these portfolio companies during the year ended September 30, 2011. Partially offsetting the unrealized depreciation was the unrealized appreciation of $6.0 million on Defiance, which resulted from an improvement in portfolio company performance and in certain comparable multiples. Of note, subsequent to September 30, 2011, Newhall and Viapack were sold and substantially all of Lindmark’s assets were sold and its debt outstanding at the time was repaid in full at par.

As of September 30, 2012, the fair value of our investment portfolio was less than its cost basis by approximately $91.1 million, and our entire investment portfolio was valued at 75.0% of cost, as compared to cumulative net unrealized depreciation of $79.9 million and a valuation of our entire portfolio at 79.1% of cost as of September 30, 2011. This increase year over year in the cumulative unrealized depreciation on investments represents net unrealized depreciation of $11.2 million for the year ended September 30, 2012. Of the investment portfolio as of September 30, 2012, 21 portfolio companies originated before December 31, 2007, which represented 57.7% of the entire cost basis of the portfolio, were valued at 61.9% of cost and included the six investments that were on non-accrual status. Of the investment portfolio as of September 30, 2012, 29 portfolio companies that originated after December 31, 2007, representing 42.3% of the entire cost basis of our portfolio, were valued at 93.0% of cost and none of which were on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of September 30, 2012, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Borrowings

Net unrealized (appreciation) depreciation of borrowings is the net change in the fair value of our Credit Facility during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the year ended September 30, 2012, we recorded a net unrealized appreciation of borrowings of $3.0 million compared to $0.5 million of net unrealized depreciation for the year ended September 30, 2011. Our Credit Facility was fair valued at $62.5 million and $100.0 million as of September 30, 2012 and September 30, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operations generally come from the interest payments on debt securities that we receive from our portfolio companies, as well as cash proceeds received through repayments or sales of our investments. We utilize this cash primarily to pay interest payments on our Credit Facility, distributions to our stockholders, management fees to the Adviser, and other operating expenses. Net cash provided by operating activities for the year ended September 30, 2013, was $32.1 million as compared to $26.2 million for the year ended September 30, 2012. The increase in cash from operating activities was primarily due to the increase in repayments on investments, partially offset by an increase in purchases of investments during the year ended September 30, 2013. For the year ended September 30, 2011, net cash used in operating activities was $68.4 million, which was primarily driven by increased new investment activity during fiscal year 2011.

As of September 30, 2013, we had loans to, syndicated participations in and/or equity investments in 47 private companies, with an aggregate cost basis of approximately $332.3 million. As of September 30, 2012, we had loans to, syndicated participations in and/or equity investments in 50 private companies, with an aggregate cost basis of approximately $365.0 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2013 and 2012:

	Year Ended September 30,
	2013	2012
Beginning investment portfolio at fair value	$273,960	$302,947
New investments	80,418	45,050
Disbursements to existing portfolio companies	9,739	23,891
Scheduled principal repayments	(7,369)	(7,149)
Unscheduled principal repayments	(103,122)	(60,221)
Proceeds from sales	(6,557)	(6,487)
Net unrealized depreciation	(10,355)	(28,194)
Reversal of prior periods’ net depreciation on realization	26,028	17,000
Net realized loss	(5,753)	(12,998)
Increase in investment balance due to PIK interest(A)	234	—
Net change in premiums, discounts and amortization	(345)	121

Ending Investment Portfolio at Fair Value	$256,878	$273,960

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by year, assuming no voluntary prepayments, at September 30, 2013.

Year Ending September 30,	Amount
2014	$72,305
2015	44,860
2016	95,288
2017	18,657
2018	45,713
Thereafter	37,779

Total Contractual Repayments	$314,602
Equity Investments	18,613
Adjustments to cost basis on debt investments	(949)

Total Cost Basis of Investments Held at September 30, 2013:	$332,266

Financing Activities

Net cash used in financing activities for the year ended September 30, 2013 was $28.1 million and consisted primarily of distributions to common stockholders of $17.6 million and net repayments on our Credit Facility of $11.9 million.

Net cash used in financing activities for the year ended September 30, 2012 was $22.8 million and consisted primarily of net repayments on our Credit Facility of $40.6 million and distributions to common stockholders of $17.7 million. These financing activities were partially offset by proceeds from the issuance of our Term Preferred Stock of $38.5 million in November 2011.

Net cash provided by financing activities for the year ended September 30, 2011 was $67.4 million and primarily consisted of net borrowings on our Credit Facility of $82.6 million, partially offset by distributions to common stockholders of $17.7 million.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each month during the years ended September 30, 2013, 2012 and 2011, which totaled an aggregate of $17.6 million, $17.7 million and $17.7 million, respectively. In October 2013, our Board of Directors declared a monthly distribution of $0.07 per common share for each of October, November and December 2013. Our Board of Directors declared these distributions to our stockholders based on our estimates of net investment income for the fiscal year ending September 30, 2014. Additionally, the covenants in our Credit Facility restrict the amount of distributions to stockholders that we can pay out to be no greater than our net investment income in each fiscal year. As of September 30, 2013, we have paid 120 consecutive monthly cash distributions and prior to that, we paid 8 consecutive quarterly cash distributions.

For each of the years ended September 30, 2013 and 2012, common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our Term Preferred Stock dividends), which resulted in a partial return of capital of approximately $1.3 million and $1.5 million, respectively. The returns of capital resulted primarily from accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes in each of those fiscal years. Our accumulated earnings and profits exceeded common stockholder distributions declared and paid for the year ended September 30, 2011, and we therefore elected to treat $0.7 million of common distributions paid in fiscal year 2011 as having been paid in fiscal year 2012.

Preferred Stock Distributions

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each month during the year ended September 30, 2013, which totaled an aggregate of $2.7 million. In October 2013, our Board of Directors declared a monthly distribution of $0.1484375 per share of Term Preferred Stock for each of October, November and December 2013. During the year ended September 30, 2012, we declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for a prorated period in November 2011 and for each month from December 2011 through September 2012, which totaled an aggregate of $2.5 million. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an operating expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Dividend Reinvestment Plan

We offer a dividend reinvestment plan for our common stockholders through our transfer agent, Computershare, Inc. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash dividends automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their dividends in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. We do not have a dividend reinvestment plan for our preferred stock stockholders.

Equity

Registration Statement

On November 29, 2012, we filed our Registration Statement on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective on January 18, 2013. Our Registration Statement is a universal shelf registration statement and permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. We have not issued any securities to date under our Registration Statement.

Common Stock

On May 17, 2010, we and the Adviser entered into an equity distribution agreement (the “Agreement”) with BB&T Capital Markets, a division of Scott & Stringfellow, LLC (the “Agent”), under which we could, from time to time, issue and sell through the Agent, as sales agent, up to 2.0 million shares of our common stock, par value $0.001 per share. In October 2012, we terminated this agreement. No shares were ever issued pursuant to this Agreement. Prepaid costs of $0.2 million related to the origination of this Agreement were expensed in the three months ended September 30, 2012.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV, as it has consistently over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of September 30, 2013, our NAV per common share was $9.81 and as of November 18, 2013 our closing market price was $9.44 per common share. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering to existing common stockholders.

At our annual meeting of stockholders held on February 14, 2013, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual meeting of stockholders scheduled for February 13, 2014, our stockholders will again be asked to vote in favor of renewing this proposal for another year. We have not issued any common stock since February 2008 and have never issued common stock below the then current NAV per common share.

Term Preferred Stock

Pursuant to our prior registration statement, in November 2011, we completed an offering of 1.5 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us were approximately $36.4 million and were used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as an asset in accordance with GAAP and amortized over the redemption period ending December 31, 2016. No preferred stock had been issued prior to this issuance and we have not issued any additional preferred stock since November 2011.

Our Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of our outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. Our Term Preferred Stock has a preference over our common stock with respect to these dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on our Term Preferred Stock have been paid in full. In addition, the two other potential redemption triggers for our Term Preferred Stock are as follows: (1) if we fail to maintain an asset coverage ratio (as calculated under Section 18(h) of the 1940 Act) of at least 200%, we are required to redeem a portion of our outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger; and (2) at our sole option, at any time on or after December 31, 2012. No redemptions of our outstanding Term Preferred Stock have been made to date.

Our Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks. In addition, our Term Preferred Stock is not convertible into our common stock or any other security. Our Term Preferred Stock is currently traded on the NASDAQ with a trading symbol of “GLADP.”

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

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment as custodian. Key Equipment, who also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies. Our Credit Facility also limits payments of distributions to our stockholders to aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014, 2015, and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a required minimum number of 20 obligors in the borrowing base of our Credit Facility. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of September 30, 2013, (ii) asset coverage with respect to Senior Securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2013, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $244.5 million, an asset coverage of 341.0% and an active status as a BDC and RIC. In addition, we had 31 obligors in the borrowing base of our Credit Facility as of September 30, 2013. As of September 30, 2013, we were in compliance with all of our Credit Facility covenants.

On July 15, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement. Beginning with the quarter ending September 30, 2013, we have recorded the fair value of the interest rate cap agreement in other assets in our accompanying Consolidated Statements of Assets and Liabilities and the change in the fair value based on the current market valuations at quarter end in net unrealized appreciation (depreciation) of other in our accompanying Consolidated Statements of Operations.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit with our portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some our portfolio companies during the normal course of business. As of September 30, 2013, we were not party to any guarantees.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of September 30, 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

We estimate the fair value of our unused line of credit and uncalled capital commitments and our guarantee as of September 30, 2013 to be minimal; and therefore, they are not recorded on our accompanying Consolidated Statements of Assets and Liabilities.

The following table shows our contractual obligations as of September 30, 2013 at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$46,900	$—	$—	$46,900
Term Preferred Stock	—	38,497	—	—	38,497
Interest expense on debt obligations(C)	5,535	7,073	—	—	12,608

Total	$5,535	$92,470	$—	$—	$98,005

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $9.2 million as of September 30, 2013.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual maturity due to the revolving nature of the facility.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2013. Dividend payments on our Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

Of our interest bearing debt investments as of September 30, 2013, 45.5% had a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we do not recognize success fees as income until they are received in cash. As a result, as of September 30, 2013, we have an aggregate off-balance sheet success fee receivable of $14.8 million, or approximately $0.71 per common share, on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the years reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation process as our most critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our accompanying Consolidated Financial Statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include the Adviser’s assumptions based upon the best available information.

Our investment portfolio is comprised of debt and equity securities of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. Therefore, as of September 30, 2013 and 2012, all of our investments were valued using Level 3 inputs. See Note 3—Investments in our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

The Adviser uses generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time, the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments. When these specific third-party appraisals are engaged or accepted, the Adviser would use estimates of value provided by such appraisals and its own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities, as of the measurement date, to value our investments. The recorded fair values of our investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

General Valuation Policy

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

Valuation Method

Publicly traded securities: The Adviser determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of September 30, 2013 and 2012, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Adviser values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, the Adviser assesses trading activity in an asset class, evaluates variances in prices and other market insights to determine if any available quote prices are reliable. If the Adviser concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Adviser bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Adviser uses the IBP as a basis for valuing the security, it may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent it has ready access to such qualified information.

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

As of September 30, 2013 and 2012, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity or equity-like securities, are fair valued utilizing estimates of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Adviser may also submit PIK interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, the Adviser has engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE will only evaluate the debt portion of our investments for which the Adviser specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing the Adviser’s collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that the Adviser has assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity or equity-like securities are submitted to our Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when the Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the board assessment the Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. The Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on our Consolidated Schedule of Investments included in our accompanying Consolidated Financial Statements.

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

In gathering the sales to third parties of similar securities, the Adviser may reference industry statistics and use outside experts, TEV is only an estimate of value and may not be the value received in an actual sale. Once the Adviser has estimated the TEV of the issuer, it subtracts the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” (“ASU 2011-04”), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and therefore it determines the fair value of these non-control investments assuming the sale of an individual security using the stand-alone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and value any invested capital at the NAV provided by the non-control fund.

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

Valuation Considerations

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

Credit Information

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. Generally, we, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold voting securities and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates the credit statistics.

Loan Grading and Risk Rating

As part of the Adviser’s valuation procedures above, it risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”) (as defined in Rule 2a-7 under the 1940 Act), the Adviser uses the NRSRO’s risk rating for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. The Adviser’s risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the expected loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

For the debt securities for which the Adviser does not use a third-party NRSRO risk rating, the Adviser seeks to have its risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of the Adviser’s risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because the Adviser’s system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. The Adviser believes its risk rating would be higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, the Adviser’s risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when the Adviser uses its risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The Adviser believes the primary difference between its risk rating and the rating of a typical NRSRO is that the Adviser’s risk rating uses more quantitative determinants and includes qualitative determinants that it believes are not used in the NRSRO rating. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB on an NRSRO scale. The scale below gives an indication of the probability of default and the magnitude of the loss if there is a default.

Adviser’s System	First NRSRO	Second NRSRO	Description(A)
>10	Baa2	BBB	Probability of Default (PD) during the next 10 years is 4.0% and the Expected Loss (EL) is 1.0% or less
10	Baa3	BBB-	PD is 5.0% and the EL is 1.0% to 2.0%
9	Ba1	BB+	PD is 10.0% and the EL is 2.0% to 3.0%
8	Ba2	BB	PD is 16.0% and the EL is 3.0% to 4.0%
7	Ba3	BB-	PD is 17.8% and the EL is 4.0% to 5.0%
6	B1	B+	PD is 22.0% and the EL is 5.0% to 6.5%
5	B2	B	PD is 25.0% and the EL is 6.5% to 8.0%
4	B3	B-	PD is 27.0% and the EL is 8.0% to 10.0%
3	Caa1	CCC+	PD is 30.0% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35.0% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65.0% and the EL is 16.7% to 20.0%
<1	N/A	D	PD is 85.0% or there is a payment default and the EL is greater than 20.0%

(A)	The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2013 and 2012, representing approximately 80.5% and 78.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each year:

	As of September 30,
Rating	2013	2012
Highest	10.0	10.0
Average	5.9	5.8
Weighted Average	5.5	5.5
Lowest	2.0	2.0

For syndicated loans that are currently rated by an NRSRO, the Adviser risk rates such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2013 and 2012, representing approximately 13.7% and 14.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each year:

As of September 30,
Rating	2013	2012
Highest	B+/NR	B+/B1
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	CCC/Caa1	NR/Caa1

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. At September 30, 2013 and 2012, these loans represented 5.8% and 6.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each year:

	As of September 30,
Rating	2013	2012
Highest	5.0	7.0
Average	4.5	5.3
Weighted Average	4.6	5.2
Lowest	4.0	4.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income.

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gain net income from preceding years that were not distributed during such years. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carryforward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the previous regulation.

We sought and received approval for a change in accounting method from the Internal Revenue Service related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount was and will continue to be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2013, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio.

We currently hold, and we expect to hold in the future, some loans in our portfolio that contain OID or PIK provisions. We recognize OID for loans originally issued at discounts and recognize the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain our ability to be taxed as a RIC, we may need to pay out both of our OID and PIK non-cash income amounts in the form of distributions, even though we have not yet collected the cash.

As of September 30, 2013 and 2012, we had 19 and 24 OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.3 million, $0.3 million and $0.2 million for the years ended September 30, 2013, 2012 and 2011, respectively. The unamortized balance of OID investments as of September 30, 2013 and 2012 totaled $1.0 million and $1.1 million, respectively. As of September 30, 2013, we had three investments which had a PIK interest component and as of September 30, 2012, we had one investment which had a PIK interest component. We recorded PIK interest income of $0.3 million, $20 and $12 for the years ended September 30, 2013, 2012 and 2011, respectively. We collected no PIK interest in cash for the years ended September 30, 2013, 2012 and 2011, respectively.

We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. There were no such transfers during the years ended September 30, 2013 and 2012. We transferred past due interest to the principal balance of $0.2 million for the year ended September 30, 2011.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We received an aggregate of $1.7 million in success fees during the year ended September 30, 2013, which resulted from the early payoffs at par of Westlake for $1.1 million in December 2012 and CMI for $0.6 million in September 2013. We received an aggregate of $4.0 million in success fees during the year ended September 30, 2012, which resulted from the early payoffs at par of Winchester for $1.2 million, GMT for $1.1 million, RCS for $0.9 million and Northern Contours for $0.8 million. During the year ended September 30, 2011, we received an aggregate of $1.0 million in success fees from the early payoffs at par of Pinnacle for $0.5 million and Interfilm for $0.1 million and also a prepaid success fee of $0.4 million from Westlake. As of September 30, 2013 and 2012, we had an aggregate off-balance sheet success fee receivable of approximately $14.8 million and $13.2 million, respectively, on our accruing debt investments.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment penalty fee schedule. During the year ended September 30, 2013, we received an aggregate of $0.9 million in prepayment fees, which resulted from the early payoffs of eight of our syndicated investments at par during the 2013 fiscal year. We received an aggregate of $0.2 million in prepayment fees during the year ended September 30, 2012, which resulted from the early payoffs of five of our syndicated investments at par during the 2012 fiscal year, and no prepayment fees were received during the year ended September 30, 2011.

Dividend income on preferred equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the years ended September 30, 2013, 2012 and 2011 we did not record or collect any dividend income on our preferred equity investments.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Consolidated Statements of Operations. In addition, we received an aggregate of $1.0 million from two legal settlements related to portfolio companies during the year ended September 30, 2011, that were also recorded in other income during the 2011 fiscal year.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for a description and our application of recent accounting pronouncements. Our adoption of these recent accounting pronouncements did not have a material effect on our financial position and results of operations.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques from time to time to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We target to have approximately 10.0% of the loans in our portfolio at fixed rates, with approximately 90.0% made at variable rates or variable rates with a floor. As of September 30, 2013, our portfolio consisted of the following:

84.9%	variable rates with a LIBOR or prime rate floor
14.6	fixed rates
0.5	variable rates without a floor

100.0%	total

All of our variable-rate loans have rates generally associated with either the current LIBOR or prime rate.

In July 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notational amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on the Credit Facility, which are at variable rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments – Interest Rate Cap Agreement” for further discussion. As of September 30, 2013, the interest rate cap agreement had a minimal fair value.

To illustrate the potential impact of changes in interest rates on our net increase (decrease) in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of September 30, 2013 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (a)	Increase in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$2,068	$1,407	$661
Up 200 basis points	698	938	(240)
Up 100 basis points	11	469	(458)
Down 18 basis points	—	(88)	(88)

(a)	As of September 30, 2013, our effective average LIBOR was 0.18%.

Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase (decrease) in net assets resulting from operations. Accordingly, actual results could differ significantly from those in the hypothetical analysis in the table above.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 19, 2013

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, and cash flows and the financial highlights present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) at September 30, 2013 and 2012, the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 and the financial highlights for each of the five years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at September 30, 2013, by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

November 19, 2013

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,
	2013	2012
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (Cost of $218,713 and $266,500, respectively)	$181,870	$234,171
Control investments (Cost of $104,113 and $96,521, respectively)	64,221	36,825
Affiliate investments (Cost of $9,440 and $2,000, respectively)	10,787	2,964

Total investments at fair value (Cost of $332,266 and $365,021, respectively)	256,878	273,960
Cash and cash equivalents	13,900	9,857
Restricted cash and cash equivalents	1,176	805
Interest receivable	2,488	2,696
Due from custodian	16,473	2,177
Deferred financing fees	3,086	2,957
Other assets	1,090	950

TOTAL ASSETS	$295,091	$293,402

LIABILITIES
Borrowings at fair value (Cost of $46,900 and $58,800, respectively)	$47,102	$62,451
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized; 1,539,882 shares issued and outstanding at September 30, 2013 and 2012, respectively	38,497	38,497
Accounts payable and accrued expenses	494	475
Interest payable	170	185
Fees due to Adviser(A)	1,706	1,830
Fee due to Administrator(A)	126	174
Other liabilities	1,004	1,226

TOTAL LIABILITIES	89,099	104,838

Commitments and contingencies(B)
NET ASSETS	$205,992	$188,564

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 46,000,000 shares authorized and 21,000,160 shares issued and outstanding at September 30, 2013 and 2012, respectively	$21	$21
Capital in excess of par value	322,936	324,714
Notes receivable from employees(A)	(175)	(3,024)
Cumulative net unrealized depreciation of investments	(75,388)	(91,061)
Cumulative net unrealized appreciation of other	(260)	(3,651)
Overdistributed net investment income(C)	(100)	(474)
Accumulated net realized losses	(41,042)	(37,961)

TOTAL NET ASSETS	$205,992	$188,564

NET ASSET VALUE PER COMMON SHARE AT END OF YEAR	$9.81	$8.98

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 12—Commitments and Contingencies for additional information.
(C)	Refer to Note 10—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2013	2012	2011
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$27,704	$31,745	$27,497
Control investments	5,481	4,072	5,139
Affiliate investments	216	—	—
Cash and cash equivalents	3	8	1
Notes receivable from employees(A)	129	252	431

Total interest income	33,533	36,077	33,068

Other income
Non-Control/Non-Affiliate investments	2,621	4,245	1,518
Control investments	—	—	625

Total other income	2,621	4,245	2,143

Total investment income	36,154	40,322	35,211

Base management fee(A)	5,622	6,165	5,731
Incentive fee(A)	4,343	4,691	4,598
Administration fee(A)	647	753	729
Interest expense on borrowings	3,182	4,374	2,676
Dividend expense on mandatorily redeemable preferred stock	2,744	2,491	—
Amortization of deferred financing fees	1,211	1,243	1,420
Professional fees	514	1,218	1,118
Other general and administrative expenses	1,026	1,391	1,170

Expenses before credits from Adviser	19,289	22,326	17,442
Credits to fees from Adviser(A)	(1,521)	(1,048)	(643)

Total expenses net of credits	17,768	21,278	16,799

NET INVESTMENT INCOME	18,386	19,044	18,412

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	27	(7,875)	(1,122)
Control investments	(5,258)	(4,944)	(158)

Total net realized loss	(5,231)	(12,819)	(1,280)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(7,125)	(1,414)	(21,316)
Control investments	22,414	(10,790)	(17,396)
Affiliate investments	384	1,010	(47)
Other	3,391	(3,039)	528

Total net unrealized appreciation (depreciation)	19,064	(14,233)	(38,231)

Net realized and unrealized gain (loss)	13,833	(27,052)	(39,511)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$32,219	$(8,008)	$(21,099)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.88	$0.91	$0.88

Net increase (decrease) in net assets resulting from operations	$1.53	$(0.38)	$(1.00)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and Diluted	21,000,160	21,011,123	21,039,242

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2013	2012	2011
OPERATIONS
Net investment income	$18,386	$19,044	$18,412
Net realized loss on investments	(5,231)	(12,819)	(1,280)
Net unrealized appreciation (depreciation) of investments	15,673	(11,194)	(38,759)
Net unrealized depreciation (appreciation) of other	3,391	(3,039)	528

Net increase (decrease) in net assets from operations	32,219	(8,008)	(21,099)

DISTRIBUTIONS
Distributions to common stockholders	(16,309)	(16,189)	(17,672)
Return of capital to common stockholders	(1,331)	(1,461)	—

Net decrease in net assets from distributions	(17,640)	(17,650)	(17,672)

CAPITAL TRANSACTIONS
Repayment of principal on employee notes(A)	2,849	833	3,246
Stock redemption for repayment of principal on employee notes(A)	—	(332)	—

Net increase in net assets from capital transactions	2,849	501	3,246

NET INCREASE (DECREASE) IN NET ASSETS	17,428	(25,157)	(35,525)
NET ASSETS, BEGINNING OF YEAR	188,564	213,721	249,246

NET ASSETS, END OF YEAR	$205,992	$188,564	$213,721

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$32,219	$(8,008)	$(21,099)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(90,157)	(68,941)	(136,254)
Principal repayments on investments	110,491	67,370	45,835
Proceeds from sale of investments	6,557	6,487	4,167
Increase in investment balance due to paid-in-kind interest	(234)	—	(12)
Increase in investment balance due to transferred interest	—	—	(204)
Net change in premiums, discounts and amortization	345	(121)	1,467
Decrease in loan impairment treated as contra- investment	—	—	(715)
Net realized loss on investments	5,753	12,998	1,119
Net unrealized (appreciation) depreciation of investments	(15,673)	11,194	38,759
Net unrealized (depreciation) appreciation of other	(3,391)	3,039	(528)
Increase in restricted cash and cash equivalents	(371)	(534)	2
Amortization of deferred financing fees	1,211	1,243	1,420
Decrease (increase) in interest receivable	208	370	(314)
(Increase) decrease in funds due from custodian	(14,296)	370	(2,292)
(Increase) decrease in other assets	(136)	732	(279)
Increase (decrease) in accounts payable and accrued expenses	19	(38)	(239)
Decrease in interest payable	(15)	(104)	(404)
(Decrease) increase in fees due to Adviser(A)	(124)	70	1,087
Decrease in fee due to Administrator(A)	(48)	(20)	(73)
(Decrease) increase in other liabilities	(222)	91	187

Net cash provided by (used in) operating activities	32,136	26,198	(68,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	84,800	74,900	120,100
Repayments on borrowings	(96,700)	(115,500)	(37,500)
Proceeds from issuance of mandatorily redeemable preferred stock	—	38,497	—
Purchase of derivative	(62)	—	—
Deferred financing fees	(1,340)	(3,550)	(804)
Distributions paid to common stockholders	(17,640)	(17,650)	(17,672)
Receipt of principal on employee notes(A)	2,849	501	3,246

Net cash (used in) provided by financing activities	(28,093)	(22,802)	67,370

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,043	3,396	(1,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,857	6,461	7,461

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,900	$9,857	$6,461

CASH PAID DURING YEAR FOR INTEREST	$3,230	$4,477	$3,080
CASH PAID DURING YEAR FOR DIVIDENDS ON MANDATORILY REDEEMABLE PREFERRED STOCK	2,744	2,491	—
NON-CASH FINANCING ACTIVITIES
Stock redemption for repayment of principal on employee notes(A)	$—	$(332)	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Non-syndicated investments:
AG Transportation Holdings, LLC	Cargo Transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,818	$12,984
		Member Profit Participation (18.0% ownership)(F) (G)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (G)		244	—

				14,062	12,984
Allen Edmonds Shoe Corporation	Personal and non-durable consumer products	Senior Subordinated Term Debt (11.3%, Due 12/2015)(D)	19,483	19,483	19,604
Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	594
		Senior Term Debt (8.3% , Due 9/2018)(D)	2,875	2,875	2,846
		Senior Term Debt (13.0% , Due 9/2018)(C) (D)	5,400	5,400	5,346

				8,875	8,786
BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013)(D)	7,465	7,465	373
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	243	243	148
Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,475
		Preferred Equity Units (999 units)(F) (G)		999	192
		Common Equity Units (999 units)(F) G)		1	—

				16,000	14,667
Funko, LLC	Personal and non-durable consumer products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,530	7,530	7,530
		Preferred Equity Units (1,250 units)(F) (G)		1,250	1,646

				8,780	9,176
GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $100 available (8.7%, Due 12/2013)(D) (I)	100	100	55
		Senior Term Debt (10.5%, Due 12/2013)(D) (I)	4,924	4,924	2,708
		Senior Subordinated Term Debt (13.0%, Due 12/2013)(D) (I)	6,598	6,598	3,629

				11,622	6,392
Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2014)(D)	100	100	20
		Line of Credit, $0 available (10.0%, Due 3/2014)(D)	100	100	20
		Senior Term Debt (5.0%, Due 3/2014)(D)	4,342	4,342	868
		Common Stock Warrants (8.8% ownership)(F) (G)		66	—

				4,608	908
International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $0 available (11.0%, Due 5/2014)(D)	2,250	2,250	1,238
		Senior Term Debt (10.5%, Due 12/2013)(D)	261	261	144
		Senior Term Debt (12.5%, Due 5/2014)(C) (D)	2,500	2,500	1,375

				5,011	2,757
Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (8.4% ownership, $2,700 uncalled capital commitment)(G) (O)		253	253
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (11.0%, Due 12/2013)(D)	6,874	6,874	1,203

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
North American Aircraft Services, LLC	Aerospace and defense	Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	$4,750	$4,750	$4,774
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,834
		Common Stock Warrants (35,000 shares)(F) (G)		350	774

				7,920	8,382
Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D)	1,472	1,472	1,432
POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017)(D)	9,422	9,422	9,540
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017)(D)	556	494	561
		Participation Unit (2.4% ownership)(F) (G)		75	—

				9,991	10,101
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (11.0%, Due 3/2014)(D) (L)	1,000	1,000	700
		Senior Term Debt (11.0%, Due 3/2014)(D) (L)	4,125	4,125	2,888
		Senior Term Debt (11.0%, Due 3/2014)(C) (D) (L)	4,053	4,053	2,837

				9,178	6,425
PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014)(C) (D) (K)	1,950	1,950	1,950
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	779
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	7,605

				9,864	8,384
Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013)(D)	6,000	6,000	600
Thibaut Acquisition Co.	Home and office furnishings, housewares and durable consumer products	Line of Credit, $875 available (9.0%, Due 1/2014)(D) (J)	125	125	126
		Senior Term Debt (12.0%, Due 1/2014)(C) (D) (J)	2,500	2,500	2,525

				2,625	2,651
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	850	850	723
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,400
		Common Stock Warrants (77,287 shares)(F) (G)		350	18

				5,200	4,141

Subtotal – Non-syndicated investments				$157,476	$121,317

Syndicated Investments:
Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.8%, Due 2/2018)(E)	$1,000	$992	$1,008
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016)(E)	7,331	7,248	7,038
Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	4,000	3,927	4,070
Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017)(E)	1,000	980	1,000
Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	996	969
Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,971	3,015
First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,500	4,469	4,489
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	4,000	3,985	4,025
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,914	5,000

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	$2,000	$1,963	$2,025
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	496	485
Steinway Musical Instruments, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	250	247	252
SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,928	3,940
Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,418	9,299	8,476
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,939	10,890
W3, Co.	Oil and Gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	507
Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020)(E)	3,000	2,945	3,023
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Equity (333 shares)(F) (G)		333	341
		Junior Preferred Equity (111 shares)(F) (G)		111	—
		Common Stock (1,874 shares)(F) (G)		—	—

				444	341

Subtotal - Syndicated investments				$61,237	$60,553

Total Non-Control/Non-Affiliate Investments (represented 70.8% of total investments at fair value)				$218,713	$181,870

CONTROL INVESTMENTS(Q):
Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,865	$6,865	$6,865
		Common Stock (15,500 shares)(F) (G)		1	1,867

				6,866	8,732
Lindmark Acquisition, LLC	Broadcasting and entertainment	Subordinated Term Debt (25.0%, Due 10/2017)(F)	—	—	—
		Success Fee on Senior Subordinated Term Debt(F)		—	916
		Common Stock (100 shares)(F) (G)		317	—

				317	916
LocalTel, LLC	Printing and publishing	Line of credit, $199 available (10.0%, Due 6/2014)(F) (H)	3,285	3,285	—
		Line of Credit, $1,830 available (4.7%, Due 6/2014)(F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2014)(F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2014)(F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2014)(C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares)(F) (G)		—	—

				10,218	—
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(D)	18,281	18,281	17,733
		Preferred Stock (2,000 shares)(F) (G) (N)		2,000	—
		Common Stock (501 shares)(F) (G)		138	—

				20,419	17,733
RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F)	6,969	6,969	6,969
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F)	6,000	6,000	6,000
		Preferred Stock (2,299,000 shares)(F) (G) (N)		2,299	2,447
		Common Stock (2,000,000 shares)(F) (G)		370	183

				31,030	30,991

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS) (Continued)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(Q) (Continued):
Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014)(D) (H)	$1,600	$1,600	$320
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	3,389
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	2,140
		Preferred Equity (15,270 shares)(F) (G) (N)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—
		Common Stock Warrants (72 shares)		—	—

				35,263	5,849

Total Control Investments (represented 25.0% of total investments at fair value)				$104,113	$64,221

AFFILATE INVESTMENTS(R) :
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D)	7,000	7,000	7,000
		Common Equity Units (8,800 units) (F) (G) (N)		440	440

				7,440	7,440
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(G) (M)		2,000	3,347

Total Affiliate Investments (represented 4.2% of total investments at fair value)				$9,440	$10,787

TOTAL INVESTMENTS(S)				$332,266	$256,878

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent cash interest rates in effect at September 30, 2013, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	Last out tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near September 30, 2013, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	Subsequent to September 30, 2013, the maturity on GFRC Holdings, LLC’s debt was extended until June 30, 2016 and the GFRC Holdings, LLC’s line of credit was repaid in full and terminated.
(J)	Subsequent to September 30, 2013, the maturity on Thibaut Acquisition Co.’s debt was extended until December 11, 2014.
(K)	Subsequent to September 30, 2013, the investment was paid off at par.
(L)	Effective October 1, 2013, Precision Acquisition Group Holdings, Inc.’s debt interest rates increased to 13.0%.
(M)	There are certain limitations on our ability to transfer our units owned prior to dissolution of the entity, which must occur no later than May 3, 2020. No Class A member may withdraw or resign from the entity prior to the dissolution and winding up of the entity.
(N)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than ten years after the not yet determined final closing date or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(R)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $83.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $5.5 million. Cumulative net unrealized depreciation is $78.2 million, based on a tax cost of $335.1 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L):
Non-syndicated investments:
Access Television Network, Inc.	Broadcasting and entertainment	Senior Term Debt (14.0%, Due 2/2011)(D) (H)	$903	$903	$—
Allison Publications, LLC	Printing and publishing	Senior Term Debt (10.5%, Due 9/2013)(D)	7,864	7,864	7,510
BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013)(D)	7,465	7,465	1,866
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 11/2012)(D)	438	438	285
CMI Acquisition, LLC	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (14.0%, Due 12/2016)(D)	14,265	14,265	13,766
Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,906
		Preferred Units (999 units)(F) (G)		999	479
		Common Units (999 units)(F) G)		1	—

				16,000	15,385
GFRC Holdings, LLC	Buildings and real estate	Senior Term Debt (10.5%, Due 12/2013)(D)	5,124	5,124	2,587
		Senior Subordinated Term Debt (13.0%, Due 12/2013)(D)	6,598	6,598	3,332

				11,722	5,919
Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2013)(D)	100	100	40
		Line of Credit, $55 available (10.0%, Due 3/2013)(D)	45	45	18
		Senior Term Debt (5.0%, Due 3/2013)(D)	4,342	4,333	1,737
		Common Stock Warrants (8.8% ownership)(F) (G)		66	—

				4,544	1,795
International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $225 available (11.0%, Due 5/2014)(D)	2,025	2,025	1,154
		Senior Term Debt (10.5%, Due 5/2014)(D)	461	461	263
		Senior Term Debt (12.5%, Due 5/2014)(C) (D)	2,500	2,500	1,425

				4,986	2,842
Legend Communications of	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 6/2013)(D)	8,661	8,661	4,547
Wyoming, LLC
North American Aircraft Services, LLC	Aerospace and defense	Line of Credit, $500 available (6.5%, Due 10/2012)(D)	1,500	1,500	1,489
		Senior Term Debt (7.5%, Due 8/2016)(D)	4,265	4,265	4,233
		Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	4,750	4,750	4,714
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,799
		Common Stock Warrants (35,000 shares)(F) (G)		350	399

				13,685	13,634
Northstar Broadband, LLC	Broadcasting and entertainment	Senior Term Debt (0.7%, Due 12/2012)(D)	20	18	20
Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D)	1,590	1,590	1,463
POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017)(D)	11,500	11,500	11,486
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017)(D)	500	428	498
		Participation Unit (2.4% ownership)(F) (G)		75	—

				12,003	11,984
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (13.0%, Due 3/2013)(D)	1,000	1,000	830
		Senior Term Debt (13.0%, Due 3/2013)(D)	4,125	4,125	3,424
		Senior Term Debt (13.0%, Due 3/2013)(C) (D)	4,053	4,053	3,364

				9,178	7,618
PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014)(C) (D)	2,550	2,550	2,486

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) (Continued):
Reliable Biopharmaceutical Holdings, Inc.	Healthcare, education and childcare	Line of Credit, $1,100 available (9.0%, Due 1/2013)(D)	$2,900	$2,900	$2,690
		Mortgage Note (9.5%, Due 12/2014)(D)	7,074	7,074	6,562
		Senior Term Debt (12.0%, Due 12/2014)(C) (D)	11,452	11,452	10,622
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(D)	6,000	6,000	5,565
		Common Stock Warrants (764 shares)(F) (G)		209	—

				27,635	25,439
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	807
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	7,873

				9,864	8,680
Sunburst Media – Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013)(D)	6,000	6,000	2,250
Thibaut Acquisition Co.	Home and office furnishings housewares and durable consumer products	Line of Credit, $650 available (9.0%, Due 1/2014)(D)	350	350	347
		Senior Term Debt (8.5%, Due 1/2014)(I)	25	25	25
		Senior Term Debt (12.0%, Due 1/2014)(C) (D)	3,000	3,000	2,985

				3,375	3,357
Westlake Hardware, Inc.	Retail store	Senior Subordinated Term Debt (12.3%, Due 1/2014)(D)	12,000	12,000	11,640
		Senior Subordinated Term Debt (13.5%, Due 1/2014)(D)	8,000	8,000	7,720

				20,000	19,360
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	1,650	1,650	1,617
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,920
		Common Stock Warrants (77,287 shares)(F) (G)		350	228

				6,000	5,765

Subtotal – Non-syndicated investments				$188,746	$155,971

Syndicated Investments:
Airvana Network Solutions, Inc.	Telecommunications	Senior Term Debt (10.0%, Due 3/2015)(E)	$1,071	$1,036	$1,070
Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.0%, Due 2/2018)(E)	1,000	992	990
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016)(E)	7,406	7,295	7,258
Applied Systems, Inc.	Insurance	Senior Subordinated Term Debt (9.5%, Due 6/2017)(E)	1,000	992	995
Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017)(E)	1,000	975	998
Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	996	870
Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (11.5%, Due 8/2018)(E) (I)	8,500	8,497	8,500
HGI Holding, Inc.	Personal and non-durable consumer products	Senior Term Debt (6.8%, Due 10/2016)(E)	1,566	1,539	1,574
Hubbard Radio, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (8.8%, Due 4/2018)(E)	500	496	508
Keypoint Government Solutions, Inc.	Personal, food and miscellaneous services	Senior Term Debt (10.0%, Due 12/2015)(E)	6,364	6,340	6,364
Mood Media Corporation	Electronics	Senior Term Debt (10.3%, Due 11/2018)(E) (I)	8,000	7,930	8,000
National Surgical Hospitals, Inc.	Healthcare, education and childcare	Senior Term Debt (8.3%, Due 2/2017)(E)	1,662	1,596	1,581

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L) (Continued):
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	$5,000	$4,903	$4,850
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	496	500
Springs Window Fashions, LLC	Personal and non-durable consumer products	Senior Term Debt (11.3%, Due 11/2017)(E)	7,000	6,853	6,825
SRAM, LLC	Leisure, amusement, motion pictures and entertainment	Senior Term Debt (8.5%, Due 12/2018)(E)	2,500	2,478	2,538

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0%, Due 5/2016)(E)	9,875	9,719	9,776
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,926	10,945
Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.0%, Due 6/2018)(E) (I)	3,000	2,974	3,000
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (8.0%, Due 2/2013)(E)	277	277	274
		Senior Preferred Equity (333 shares)(F) (G)		333	460
		Junior Preferred Equity (111 shares)(F) (G)		111	164
		Common Stock (1,874 shares)(F) (G)		—	160

				721	1,058

Subtotal - Syndicated investments				$77,754	$78,200

Total Non-Control/Non-Affiliate Investments (represented 85.5% of total investments at fair value)				$266,500	$234,171

CONTROL INVESTMENTS(M):
Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$7,185	$7,185	$7,185
		Common Stock (15,500 shares)(F) (G)		1	4,113

				7,186	11,298
Kansas Cable Holdings, Inc.	Broadcasting and entertainment	Line of Credit, $56 available (10.0%, Due 10/2012)(D) (H)	919	910	8
		Senior Term Debt (10.0%, Due 10/2012)(D) (H)	1,500	1,444	13
		Senior Term Debt (10.0%, Due 10/2012)(D) (H)	1,039	1,000	9
		Common Stock (100 shares)(F) (G)		—	—

				3,354	30
Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (11.0%, Due 10/2017)(D) (H)	10,000	10,000	750
		Senior Subordinated Term Debt (13.0%, Due 10/2017)(D) (H)	2,000	2,000	150
		Senior Subordinated Term Debt (25.0%, Due Upon Demand)(D) (H)	1,909	1,909	143
		Common Stock (100 shares) (F) (G)		317	—

				14,226	1,043
LocalTel, LLC	Printing and publishing	Line of credit, $226 available (10.0%, Due 6/2013)(F) (H)	2,624	2,624	548
		Line of Credit, $1,830 available (4.7%, Due 6/2013)(F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2013)(F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2013)(F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2013)(C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares)(F) (G)		—	—

				9,557	548
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2013)(D)	18,281	18,272	17,824
		Common Stock (501 shares)(F) (G)		138	—

				18,410	17,824

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(M) (Continued):
Sunshine Media Holdings	Printing and publishing	Line of credit, $200 available (4.8%, Due 8/2014)(D) (H)	$1,800	$1,800	$270
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	2,542
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	1,605
		Preferred Equity (15,270 shares)(F) (G) (K)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—

				35,463	4,417
Viapack, Inc.	Chemicals, plastics and rubber	Line of Credit, $0 available (6.5%, Due 3/2013)(D)	$3,800	$3,800	$760
		Senior Real Estate Term Debt (5.0%, Due 3/2014)(D)	600	600	120
		Senior Term Debt (6.2%, Due 3/2014)(C) (D) (H)	3,925	3,925	785
		Preferred Equity (100 shares)(F) (G)		—	—
		Guarantee ($300)

				8,325	1,665

Total Control Investments (represented 13.4% of total investments at fair value)				$96,521	$36,825

AFFILIATE INVESTMENTS(N):
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(G) (J)		$2,000	$2,964

Total Affiliate Investments (represented 1.1% of total investments at fair value)				$2,000	$2,964

TOTAL INVESTMENTS(O)				$365,021	$273,960

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent cash interest rates in effect at September 30, 2012, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near September 30, 2012, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	Security was paid off, at par, subsequent to September 30, 2012, and was valued based on the payoff.
(J)	There are certain limitations on our ability to transfer our units owned prior to dissolution of the entity, which must occur no later than May 3, 2020. No Class A member may withdraw or resign from the entity prior to the dissolution and winding up of the entity. We reclassified this investment to correct the classification to an Affiliate investment from a Non-Control/Non-Affiliate investment as of and for the year ended September 30, 2012 in this current report on Form 10-K.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(M)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Cumulative gross unrealized depreciation for federal income tax purposes is $98.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $6.1 million. Cumulative net unrealized depreciation is $92.6 million, based on a tax cost of $366.6 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 23, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established small and medium-sized businesses in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio investments in connection with our revolving line of credit.

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

The financial statements of the foregoing two subsidiaries are consolidated with those of ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 15—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by our investment adviser, Gladstone Management Corporation (the “Adviser”), a Delaware corporation and a Securities and Exchange Commission (the “SEC”) registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement. Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Consolidated Financial Statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the year ended September 30, 2013 with no effect on our financial condition or results of operations.

Consolidation

Under Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest.

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

Restricted Cash and Cash Equivalents

Restricted cash is cash held in escrow that was generally received as part of an investment exit. Restricted cash is carried at cost, which approximates fair value.

Classification of Investments

In accordance with the BDC regulations in the 1940 Act, we classify portfolio investments on our accompanying Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations and Consolidated Schedules of Investments into the following categories:

•	Control Investments—Control investments are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities;

•	Affiliate Investments—Affiliate investments are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities that are not classified as Control Investments; and

•	Non-Control/Non-Affiliate Investments—Non-Control/Non-Affiliate investments are those that are neither control nor affiliate investments and in which we typically own less than 5.0% of the issued and outstanding voting securities.

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

The Adviser uses valuation techniques in accordance with GAAP to value our portfolio. From time to time, the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When the Adviser obtains these specific third-party appraisals, the Adviser uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

The Policy, summarized below, applies to publicly traded securities, securities for which a limited market exists, and securities for which no market exists.

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of September 30, 2013 and 2012, we did not have any investments in publicly traded securities.

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

As of September 30, 2013 and 2012, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Adviser determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing estimates of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Adviser may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)

Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. At September 30, 2013, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio. At September 30, 2012, six portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 2.6% of the fair value of all debt investments in our portfolio.

We currently hold, and we expect to hold in the future, some loans in our portfolio that contain OID or PIK provisions. We recognize OID for loans originally issued at discounts and recognize the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain our ability to be taxed as a RIC, we may need to pay out both of our OID and PIK non-cash income amounts in the form of distributions, even though we have not yet collected the cash.

As of September 30, 2013 and 2012, we had 19 and 24 OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.3 million, $0.3 million and $0.2 million for the years ended September 30, 2013, 2012 and 2011, respectively. The unamortized balance of OID investments as of September 30, 2013 and 2012 totaled $1.0 million and $1.1 million, respectively. As of September 30, 2013, we had three investments which had a PIK interest component and as of September 30, 2012, we had one investment which had a PIK interest component. We recorded PIK interest income of $0.3 million, $20 and $12 for the years ended September 30, 2013, 2012 and 2011, respectively. We collected no PIK interest in cash for the years ended September 30, 2013, 2012 and 2011, respectively.

We also transfer past due interest to the principal balance as stipulated in certain loan amendments with portfolio companies. There were no such transfers during the years ended September 30, 2013 and 2012. We transferred past due interest to the principal balance of $0.2 million for the year ended September 30, 2011.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We received an aggregate of $1.7 million of success fees during the year ended September 30, 2013, which resulted from the early payoffs at par of Westlake Hardware, Inc. (“Westlake”) for $1.1 million in December 2012 and CMI Acquisitions, LLC (“CMI”) for $0.6 million in September 2013. We received an aggregate of $4.0 million of success fees during the year ended September 30, 2012, which resulted from the early payoffs at par of Winchester Electronics for $1.2 million, Global Materials Technologies for $1.1 million, RCS Management Holding Co. for $0.9 million and Northern Contours, Inc. for $0.8 million. During the year ended September 30, 2011, we received an aggregate of $1.0 million in success fees from the early payoffs at par of Pinnacle Treatment Centers, Inc. for $0.5 million and Interfilm Holdings, Inc. for $0.1 million and also a prepaid success fee of $0.4 million from Westlake. As of September 30, 2013 and 2012, we had an aggregate off-balance sheet success fee receivable of approximately $14.8 million and $13.2 million, respectively, on our accruing debt investments.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment penalty fee schedule. During the year ended September 30, 2013, we received an aggregate of $0.9 million in prepayment fees, which resulted from the early payoffs of eight of our syndicated investments at par during the 2013 fiscal year. We received an aggregate of $0.2 million in prepayment fees during the year ended September 30, 2012, which resulted from the early payoffs of five of our syndicated investments at par during the 2012 fiscal year, and no prepayment fees were received during the year ended September 30, 2011.

Dividend income on preferred equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the years ended September 30, 2013, 2012 and 2011 we did not record or collect any dividend income on our preferred equity investments.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Consolidated Statements of Operations. In addition, we received an aggregate of $1.0 million from two legal settlements related to portfolio companies that was recorded in other income during the year ended September 30, 2011.

Realized Gain (Loss) and Unrealized Appreciation (Depreciation) of Investments

Gains or losses on the sale of investments are calculated by using the specific identification method. A realized gain or loss is recognized at the trade date, typically when an investment is disposed of, and is computed as the difference between our cost basis in the investment at the disposition date and the net proceeds received from such disposition. Cumulative net realized appreciation or depreciation calculates the difference between the fair value of the investment and the cost basis of such investment. We must determine the fair value of each individual investment on a quarterly basis and record changes in fair value as net unrealized appreciation or depreciation in our accompanying Consolidated Statements of Operations as required by GAAP for investment companies.

Deferred Financing Fees

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administration fees. Costs associated with our revolving line of credit and the issuance of our mandatorily redeemable preferred stock are deferred and amortized in our accompanying Consolidated Statements of Operations using the straight-line method, which approximates the effective interest method, over the terms of the respective financing instrument. Refer to Note 7—Mandatorily Redeemable Preferred Stock for additional information regarding our preferred stock and Note 5 —Borrowings for additional information regarding our revolving line of credit.

Related Party Fees

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is controlled by our chairman, chief executive officer and president. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator whereby we pay separately for administrative services. These administrative fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter. Refer to Note 4—Related Party Transactions for additional information regarding these related party fees and agreements.

Income Taxes

We intend to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. We intend to continue to distribute sufficient dividends to eliminate taxable income. Refer to Note 11— Federal and State Income Taxes for additional information regarding our RIC requirements.

We have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of its portfolio investments that are listed on our accompanying Consolidated Schedules of Investments. The purpose of the Taxable Subsidiaries is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) while satisfying the RIC tax requirement that at least 90.0% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is considered immaterial and, therefore, it is not recorded on our accompanying Consolidated Statements of Operations.

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2010—2013 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to pay out at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess or our net short-term capital gains over net long-term capital losses for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to pay out as a distribution up to 100.0% of those amounts. The amount to be paid is determined by our Board of Directors each quarter and is based on the annual earnings estimated by our management. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. Refer to Note 10—Distributions to Common Stockholders for further information. We have a dividend reinvestment plan for our common stockholders. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash dividends automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their dividends in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. We do not have a dividend reinvestment plan for our preferred stock stockholders.

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

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include the Adviser’s assumptions based upon the best available information.

As of September 30, 2013 and 2012, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended September 30, 2013 and 2012, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our investments carried at fair value as of September 30, 2013 and 2012, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	As of September 30,
	2013	2012
Non-Control/Non-Affiliate Investments
Senior debt	$82,923	$150,500
Senior subordinated debt	95,162	81,282
Junior subordinated debt	561	498
Preferred equity	2,179	1,103
Common equity/equivalents	1,045	788

Total Non-Control/Non-Affiliate Investments	$181,870	$234,171

Control Investments
Senior debt	$28,211	$6,660
Senior subordinated debt	31,513	26,052
Preferred equity	2,447	—
Common equity/equivalents	2,050	4,113

Total Control Investments	$64,221	$36,825

Affiliate Investments
Senior debt	$7,000	$—
Common equity/equivalents	3,787	2,964

Total Affiliate Investments	$10,787	$2,964

Total Investments at Fair Value	$256,878	$273,960

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2013 and 2012. In addition to the techniques and inputs noted in the table below, according to our Policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30,						Range / Weighted Average as of September 30,
	2013	2012	Valuation Techniques/ Methodologies		Unobservable Input		2013	2012
Senior debt(F)	$64,892	$96,037	SPSE	(A)	EBITDA	(B)	$(80) – $4,754 / $1,463	($1,164) – $4,886 / $987
					Risk ratings	(C)	3.0 – 10.0 / 6.0	2.0 – 10.0 / 5.4
	30,881	548	Market Quotes		IBP	(D)	90.0% – 100.8% / 95.8%	87.0% – 101.5% / 98.8%
	22,361	60,575	TEV		Revenue multiples	(B)	0.3x – 2.3 x / 1.7x	0.2x
					Revenue	(B)	$2,451 – $13,905 / $10,312	$2,474
Senior subordinated debt(G)	84,124	83,807	SPSE	(A)	EBITDA	(B)	$1,220 – $15,891 / $7,797	$723 – $14,055 / $6,418
					Risk ratings	(C)	2.0 – 7.0 / 5.0	2.0 – 7.0 / 4.7
	29,331	16,840	Market Quotes		IBP	(D)	98.5% – 101.8% / 100.3%	97.0% – 101.5% / 98.1%
	13,781	7,185	TEV		EBITDA multiples	(B)	4.5x	5.0x
					EBITDA	(B)	$2,653	$3,222
					Revenue multiples	(B)	2.3x	—
					Revenue	(B)	$13,905	—
Preferred and common equity / equivalents (H)	7,908	6,004	TEV		EBITDA multiples	(B)	3.8x – 7.9x / 5.0x	4.2x – 9.2x / 6.0x
					EBITDA	(B)	$84 – $8,724 / $3,107	($1,164) – $10,967 / $1,333
					Revenue multiples	(B)	0.3x – 2.3x / 2.3x	0.2x – 2.2x / 0.2x
					Revenue	(B)	$2,451 – $13,905 / $13,903	$1,057 – $2,474 / $2,469
	3,600	2,964	Other	(E)

Total Investments	$256,878	$273,960

(A)	SPSE makes an independent assessment of the data the Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to the Adviser is proprietary in nature.
(B)	Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiple inputs are used in the TEV fair value determination and the issuer’s debt, equity, and/or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach. In limited cases, the revenue from the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies and the related revenue multiples, generally indexed, are used to provide a TEV fair value determination of our bundled debt and equity investments.
(C)	As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses the Nationally Recognized Statistical Rating Organization’s risk rating system for generally all of our syndicated loans and a proprietary risk rating system for all other debt securities. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.
(D)	The Adviser generally bases the value of our syndicated debt securities on the IBP offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. These bid prices are non-binding and are generally based on the underlying company performance and security characteristics, as well as other market conditions and credit risk factors.
(E)	Includes private equity fund investments, which the Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.
(F)	As of September 30, 2013, includes one new proprietary debt investment for $7.0 million, which was valued at cost. As of September 30, 2012, includes an aggregate of $11.0 million in three debt only investments, which subsequently paid off at par and, as such, were valued based on the payoff.
(G)	As of September 30, 2012, includes $8.5 million in one debt only investment, which subsequently paid off at par and, as such, was valued based on the payoff.
(H)	As of September 30, 2013, includes one new proprietary equity investment for $0.4 million, which was valued at cost.

A portfolio company’s EBITDA and EBITDA multiples are the significant unobservable inputs generally included in the Adviser’s internally assessed TEV models used to value our proprietary debt and equity investments. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our Policy, the Adviser generally uses an indexed EBITDA multiple in these TEV models. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, company size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2013 and 2012 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
Year Ended September 30, 2013:	Debt	Debt(A)	Equity	Equivalents	Total
Fair value as of September 30, 2012	$157,160	$107,832	$1,103	$7,865	$273,960
Total (losses) gains:
Net realized (losses) gains(B)	(5,883)	130	—	—	(5,753)
Net unrealized (depreciation) appreciation(C)	(5,344)	95	(2,026)	(3,080)	(10,355)
Reversal of prior periods’ net depreciation on realization(C)	10,145	15,883	—	—	26,028
New investments, repayments, and settlements:( D)
Issuances/originations	14,971	67,774	5,549	2,097	90,391
Settlements/repayments	(46,358)	(64,478)	—	—	(110,836)
Sales	(6,557)	—	—	—	(6,557)

Fair Value as of September 30, 2013	$118,134	$127,236	$4,626	$6,882	$256,878

		Senior		Common
Year Ended September 30, 2012:	Senior Debt	Subordinated Debt(A)	Preferred Equity	Equity/ Equivalents	Total
Fair value as of September 30, 2011	$200,145	$92,148	$566	$10,088	$302,947
Total (losses) gains:
Net realized (losses) gains(B)	(10,155)	34	—	(2,877)	(12,998)
Net unrealized depreciation(C)	(18,033)	(3,799)	(3,262)	(3,100)	(28,194)
Reversal of prior periods’ net depreciation on realization(C)	13,565	541	—	2,894	17,000
New investments, repayments, and settlements:(D)
Issuances/originations	32,446	31,820	3,799	876	68,941
Settlements/repayments	(46,992)	(20,257)	—	—	(67,249)
Sales	(6,471)	—	—	(16)	(6,487)
Transfers	(7,345)	7,345	—	—	—

Fair Value as of September 30, 2012	$157,160	$107,832	$1,103	$7,865	$273,960

(A)	Includes a junior subordinated investment totaling $0.6 million and $0.5 million in fair value as of September 30, 2013 and 2012, respectively. There were no junior subordinated investments held as of September 30, 2011.
(B)	Included in net realized loss on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2013 and 2012.
(C)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2013 and 2012.
(D)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Non-Syndicated Investments

As of September 30, 2013 and 2012, we held 29 and 30 non-syndicated investments with an aggregate fair value of $196.3 million and $195.8 million, or 76.4% and 71.5% of the total aggregate portfolio, respectively. During the year ended September 30, 2013, we invested in five new non-syndicated investments for an aggregate of $50.2 million; sold two non-syndicated investments for an aggregate realized loss of $5.3 million; wrote off one non-syndicated investment for a realized loss of $0.9 million; and had two non-syndicated investments pay off early at par (Westlake and CMI), for which we received aggregate principal payments of $34.3 million and aggregate success fees of $1.7 million. Additionally, during the year ended September 30, 2013, we funded an aggregate of $9.7 million to existing non-syndicated portfolio companies through revolver draws and add-on investments, while scheduled and unscheduled principal repayments totaled $63.6 million from existing non-syndicated portfolio companies (exclusive of the aforementioned $34.3 million early payoffs at par). The following significant non-syndicated investment transactions occurred during the year ended September 30, 2013:

•	Viapack, Inc. – In November 2012, we sold our investment in Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million, which resulted in a realized loss of $2.4 million recorded in the three months ended December 31, 2012. Viapack was partially on non-accrual status at the time of the sale.

•	AG Transportation Holdings, LLC. – In December 2012, we invested $14.0 million in AG Transportation Holdings, LLC (“AG Trucking”) through a combination of senior subordinated term debt and equity. AG Trucking, headquartered in Goshen, Indiana, is a regional food-grade liquid and dry bulk carrier providing a variety of bulk transportation services, including liquid transportation, dry bulk dumps, freight brokering, private fleet conversion and project runs to large international agricultural and food manufacturing firms.

•	Allen Edmonds Shoe Corporation – In December 2012, we invested $19.5 million in Allen Edmonds Shoe Corporation (“Allen Edmonds”) through senior subordinated term debt that we purchased from one of Allen Edmonds’ existing lenders. Allen Edmonds, headquartered in Port Washington, Wisconsin, manufactures premium men’s footwear and accessories, which it sells through its retail stores, catalogs and internet site and also through its wholesale and e-commerce channels.

•	RBC Acquisition Corp. – In March 2013, we acquired a controlling equity position in RBC Acquisition Corp. (“Reliable”) and invested $2.0 million in additional equity capital in the form of preferred equity. In addition, we invested $0.3 million in preferred equity in August 2013 and an aggregate of $1.1 million in line of credit draws during the year ended September 30, 2013. As of September 30, 2013, Reliable was classified as a Control portfolio company. Reliable was known as Reliable Biopharmaceutical Holdings, Inc. before its recapitalization in March 2013 and is therefore included on our accompanying Consolidated Schedule of Investments as of September 30, 2012 under the name Reliable Biopharmaceutical Holdings, Inc.

•	Kansas Cable Holdings, Inc. – In April 2013, we sold our investment in Kansas Cable Holdings, Inc. (“KCH”) for net proceeds of $0.6 million, which resulted in a realized loss of $2.9 million recorded in the three months ended June 30, 2013. KCH was on non-accrual status at the time of the sale.

•	Funko, LLC – In May 2013, we invested $8.8 million in Funko, LLC (“Funko”), through a combination of senior subordinated term debt and preferred equity. Funko, headquartered in Lynnwood, WA, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with our affiliate fund, Gladstone Investment Corporation (“Gladstone Investment”), pursuant to an exemptive order granted by the SEC in July 2012. Gladstone Investment invested an additional $8.8 million in Funko under the same terms as us.

•	Ashland Acquisition, LLC – In July 2013, we invested $8.9 million in Ashland Acquisition, LLC (“Ashland”) through a combination of senior term debt and common equity, where we hold 20.0% of the issued and outstanding voting securities. Ashland, through its wholly-owned subsidiary that is headquartered in Ashland, Ohio, provides publishing services including digital and offset printing, warehousing, distribution, and content and marketing services.

•	Lindmark Acquisition, LLC – In September 2013, we sold substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) for net proceeds of $14.4 million, which paid down our debt investments in full at par. Lindmark was on non-accrual status at the time of the sale.

Syndicated Investments

We held a total of 18 and 20 syndicate loans with an aggregate fair value of $60.6 million and $78.2 million, or 23.6% and 28.5% of our total investment portfolio, as of September 30, 2013 and 2012, respectively. During the year ended September 30, 2013, we invested in 10 new syndicated investments for a combined total of $30.2 million and had 12 early payoffs of syndicated investments at par for a combined total of $45.3 million. We received an aggregate of $0.9 million prepayment fees related to eight of these early payoffs of syndicated investments at par during the year ended September 30, 2013.

Investment Concentrations

As of September 30, 2013, we had loans in 47 portfolio companies located in 26 states in 19 different industries, with an aggregate fair value of $256.9 million. The five largest investments at fair value as of September 30, 2013 totaled $96.0 million, or 37.4% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2012 totaling $91.8 million, or 33.5% of our total investment portfolio. As of September 30, 2013, our average investment by obligor was $7.1 million at cost, compared to $7.3 million at cost as of September 30, 2012.

The following table outlines our investments by security type at September 30, 2013 and 2012:

	September 30, 2013				September 30, 2012
	Cost		Fair Value		Cost		Fair Value
Senior debt	$184,146	55.4%	$118,134	46.0%	$235,158	64.4%	$164,345	60.0%
Senior subordinated debt	129,013	38.8	126,675	49.3	118,469	32.5	100,149	36.5
Junior subordinated debt	494	0.2	561	0.2	428	0.1	498	0.2

Total debt investments	313,653	94.4	245,370	95.5	354,055	97.0	264,992	96.7
Preferred equity	12,268	3.7	4,626	1.8	6,719	1.8	1,103	0.4
Common equity/equivalents	6,345	1.9	6,882	2.7	4,247	1.2	7,865	2.9

Total equity investments	18,613	5.6	11,508	4.5	10,966	3.0	8,968	3.3

Total Investments	$332,266	100.0%	$256,878	100.0%	$365,021	100.0%	$273,960	100.0%

Investments at fair value consisted of the following industry classifications at September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$45,339	17.7%	$32,867	12.0%
Electronics	33,711	13.1	42,111	15.4
Personal and non-durable consumer products	29,032	11.3	8,399	3.1
Printing and publishing	22,224	8.7	12,760	4.6
Mining, steel, iron and non-precious metals	17,733	6.9	31,590	11.5
Broadcast and entertainment	15,534	6.0	25,505	9.3
Oil and gas	15,174	5.9	15,386	5.6
Cargo Transportation	12,984	5.1	—	—
Aerospace and defense	11,730	4.6	16,597	6.0
Automobile	9,701	3.8	12,168	4.4
Textiles and leather	8,476	3.3	9,776	3.6
Beverage, food and tobacco	7,038	2.7	7,258	2.6
Machinery	6,425	2.5	7,618	2.8
Buildings and real estate	6,392	2.5	5,920	2.2
Finance	4,489	1.7	—	—
Diversified/conglomerate manufacturing	4,482	1.7	6,824	2.5
Leisure, amusement, motion pictures and entertainment	2,756	1.1	5,380	2.0
Home and office furnishing, housewares and durable consumer goods	2,651	1.0	3,357	1.2
Personal, food and miscellaneous services	1,007	0.4	7,354	2.7
Retail store	—	—	19,360	7.1
Other, < 1.0%	—	—	3,730	1.4

Total Investments	$256,878	100.0%	$273,960	100.0%

Investments at fair value were included in the following geographic regions of the U.S. at September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$118,570	46.2%	$127,179	46.4%
South	68,669	26.7	62,677	22.9
West	61,737	24.0	66,268	24.2
Northeast	7,902	3.1	9,836	3.6
Outside continental U.S.	—	—	8,000	2.9

Total Investments	$256,878	100.0%	$273,960	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2013:

Fiscal year ending September 30,	Amount
2014	$72,305
2015	44,860
2016	95,288
2017	18,657
2018	45,713
Thereafter	37,779

Total Contractual Repayments	$314,602
Equity investments	18,613
Adjustments to cost basis on debt investments	(949)

Total Cost Basis of Investments Held at September 30, 2013:	$332,266

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of September 30, 2013 and 2012, we had gross receivables from portfolio companies of and $0.7 million and $0.8 million, respectively. The allowance for uncollectible receivables was and $0.1 million and $0.4 million at September 30, 2013 and 2012, respectively. In addition, we recorded an allowance for uncollectible interest receivable of $0 and $21 as of September 30, 2013 and 2012, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). The Adviser is controlled by our chairman, chief executive officer and president. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 9, 2013, our Board of Directors approved the annual renewal of the Advisory Agreement through August 31, 2014. The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2013	2012	2011
Average total assets subject to base management fee (A)	$281,100	$308,250	$286,550
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%
Base management fee (B)	5,622	6,165	5,731
Credit for fees received by Adviser from the portfolio companies	(324)	(342)	(239)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(183)	(428)	(383)

Net Base Management Fee	$5,115	$5,395	$5,109

Incentive fee (B)	$4,343	$4,691	$4,598
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,014)	(278)	(21)

Net Incentive Fee	$3,329	$4,413	$4,577

Credit for fees received by Adviser from the portfolio companies	$(324)	$(342)	$(239)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(183)	(428)	(383)
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(1,014)	(278)	(21)

Credits to Fees from Adviser (B)	$(1,521)	$(1,048)	$(643)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item in our accompanying Consolidated Statements of Operations.

Base Management Fee

The base management fee is computed and payable quarterly and assessed at a rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowing, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation:

•	Loan Servicing Fees

The Adviser also services the loans held by Business Loan, in return for which it generally receives a 1.5% annual fee based on the monthly aggregate outstanding balance of loans pledged under our revolving line of credit. Since we own these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver Credit

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended September 30, 2013 and 2012.

•	Portfolio Company Fees Credit

Under the Advisory Agreement, the Adviser provides managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. We credit 100.0% these fees against the base management fee that we would otherwise be required to pay to the Adviser.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2013, 2012 and 2011.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate net unrealized capital depreciation, if any, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate net unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate net unrealized capital depreciation, if any. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through September 30, 2013, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through September 30, 2013.

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor the Adviser receive fees in connection with this significant managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and of the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 9, 2013, our Board of Directors approved the annual renewal of the Administration Agreement for another year through August 31, 2014.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,
	2013	2012
Base management fee due to Adviser	$529	$695
Incentive fee due to Adviser	1,177	1,135

Total fees due to Adviser	1,706	1,830

Fee due to Administrator	126	174

Total Related Party Fees Due	$1,832	$2,004

Other operating expenses due to the Adviser as of September 30, 2013 and 2012, totaled $18 and $19, respectively. In addition, as of September 30, 2013, other co-investment expenses due to Gladstone Investment totaled $0.2 million. These expenses were paid in full subsequent to year end and have been included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2013. There were no amounts due to Gladstone Investment as of September 30, 2012.

Notes Receivable from Former Employees

We have, from time to time, held promissory notes from certain of our former employees, who are now employees of the Adviser. The notes were for the exercise of options granted under our Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The notes require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The notes are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment with the Adviser, and the shares of common stock purchased with the proceeds of the notes were posted as collateral. We received $2.8 million and $0.8 million in aggregated principal repayments during the years ended September 30, 2013 and 2012, respectively. As part of the payment made during the year ended September 30, 2012, one employee redeemed 39,082 shares of common stock and liquidated additional collateral to pay off an aggregate of $0.3 million of principal on his outstanding notes. There were no redemptions of common stock held by employees during the year ended September 30, 2013. We recognized interest income from all employee notes of an aggregated $0.1 million, $0.3 million and $0.4 million for the years ended September 30, 2013, 2012 and 2011, respectively.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options as of September 30, 2013 and 2012:

Issue Date	Original Amount of Employee Notes		Outstanding Balance of Employee Notes At September 30, 2013	Outstanding Balance of Employee Notes At September 30, 2012	Maturity Date	Original Interest Rate on Note
Aug-01	$5,900	(A)	$—	$2,749	Aug-10	4.90	%(B)
Jul-06	275	(A)	175	275	Jul-15	8.26

Total	$6,175		$175	$3,024

(A)	On September 7, 2010, we entered into redemption agreements (the “Redemption Agreements”) with David Gladstone, our chairman, chief executive officer and president, and Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Mr. Gladstone on August 23, 2001, in the principal amount of $5.9 million and by Ms. Gladstone on July 13, 2006, in the principal amount of $0.3 million (collectively, the “Notes”). Mr. and Ms. Gladstone originally executed the Notes to facilitate their payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Notes, we, together with Mr. and Ms. Gladstone entered into stock pledge agreements (collectively, the “Pledge Agreements”), pursuant to which Mr. and Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 393,334 and 18,334 shares, respectively, of our common stock that Mr. and Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). The Redemption Agreements provide that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Mr. and Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreements, we reserved all of our existing rights under the Notes and the Pledge Agreements, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. During the years ended September 30, 2013, 2012 and 2011, Mr. Gladstone paid down $2.7 million, $0 and $3.2 million of the principal balance of his Note leaving no principal balance outstanding as of September 30, 2013. In connection with these payments, we released our first priority security interest on 183,334 and 210,000 common shares of Mr. Gladstone’s Pledged Shares during the years ended September 30, 2013 and 2011, respectively, leaving no common shares of the Company in Pledged Collateral from Mr. Gladstone as of September 30, 2013. Simultaneously with the full repayment of principal and accrued interest outstanding in July 2013, Mr. Gladstone’s related Redemption Agreement was terminated pursuant to its terms. During the year ended September 30, 2013, Ms. Gladstone paid down $0.1 million of the principal of her Note, leaving a principal balance of $0.2 million outstanding as of September 30, 2013. Ms. Gladstone had two additional secured promissory notes under the Redemption Agreements in the principal amounts of $0.3 million and $0.2 million, which were both paid in full as of September 30, 2012. In connection with Ms. Gladstone’s pay downs of principal, we have not released any of our first priority security interests on her Pledged Shares.
(B)	Prior to the payoff of Mr. Gladstone’s Note in July 2013, an event of default was triggered under this Note by virtue of Mr. Gladstone’s failure to repay the amount outstanding within five business days of August 23, 2010. As such, we had charged a default rate of an additional 2.0% per annum under this Note for all periods following default.

In accordance with ASC 505, “Equity,” our receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our recourse notes totaling, in aggregate, $0.2 million and $3.0 million as of September 30, 2013 and 2012, respectively, were recorded as notes to employees and are included in the net assets section of our accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2013, we determined that these notes were still recourse.

NOTE 5. BORROWINGS

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the maturity date for one year to January 19, 2016 (the “Maturity Date”). Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (“Key Equipment”) as administrative agent. Keybank National Association (“Keybank”), Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day London Interbank Offered Rate (“LIBOR”) plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50.0% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50.0%. If our Credit Facility is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before November 30, 2016. We incurred fees of $0.7 million in April 2013 in connection with this amendment, which are being amortized through the Maturity Date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of this amendment.

Prior to the April 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. In addition, on January 19, 2012, we, through Business Loan, amended our Credit Facility to extend the then current maturity date of our revolving line of credit from March 15, 2012 to January 19, 2015, which has subsequently been amended to January 19, 2016, as described above. We incurred fees of $0.6 million in January 2013 and $1.5 million in January 2012 in connection with these amendments, which are being amortized through the Maturity Date of our Credit Facility. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of September 30, 2013 and 2012 and also during the years ended September 30, 2013, 2012 and 2011.

	As of September 30,
	2013	2012
Commitment amount	$137,000	$137,000
Borrowings outstanding	46,900	58,800
Availability	60,880	54,700

	Year Ended September 30,
	2013	2012	2011
Weighted average borrowings outstanding	$53,207	$72,192	$49,169
Effective interest rate(A)	5.3%	6.0%	6.0%
Commitment (unused) fees incurred	$853	$520	$648

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment as custodian. Key Equipment, who also serves as the trustee of the account, remits the collected funds to us monthly.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also limits payments of distributions to our stockholders to aggregate net investment income for each of the twelve month periods ending September 30, 2013, 2014, 2015 and 2016. Business Loan is subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a required minimum number of 20 obligors in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of September 30, 2013, (ii) asset coverage with respect to senior securities representing indebtedness and senior securities that are stock, to which we refer collectively as “Senior Securities,” of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2013, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $244.5 million, an asset coverage of 341.0% and an active status as a BDC and RIC. In addition, we had 31 obligors in the borrowing base of our Credit Facility as of September 30, 2013. As of September 30, 2013, we were in compliance with all of the facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2013 and 2012, our Credit Facility was valued using Level 3 inputs.

The following tables present our Credit Facility carried at fair value as of September 30, 2013 and 2012, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2013 and 2012:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2013	2012
Credit Facility	$47,102	$62,451

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2013	2012
Fair value as of September 30, 2012 and 2011, respectively	$62,451	$100,012
Borrowings	84,800	74,900
Repayments	(96,700)	(115,500)
Net unrealized (depreciation) appreciation(A)	(3,449)	3,039

Fair Value as of September 30, 2013 and 2012, respectively	$47,102	$62,451

(A)	Included in net unrealized appreciation of other on our accompanying Consolidated Statements of Assets and Liabilities for the years ended September 30, 2013 and 2012.

The fair value of the collateral under our Credit Facility was approximately $229.3 million and $230.3 million at September 30, 2013 and 2012, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

On July 15, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement. As of September 30, 2013, the fair value of the interest rate cap agreement of $4 is recorded in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

Generally, we will estimate the fair value of our interest rate cap agreement using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2013, our interest rate cap agreement was valued using Level 3 inputs.

The use of a cap agreement involves risks that are different from those associated with ordinary portfolio securities transactions. Cap agreements may be considered to be illiquid. Although we will not enter into any such agreements unless we believe that the other party to the transaction is creditworthy, we bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty.

NOTE 7. MANDATORILY REDEEMABLE PREFERRED STOCK

In November 2011, we completed a public offering of 1.5 million shares of 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $36.4 million, a portion of which was used to repay outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on our accompanying Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending December 31, 2016.

The shares of our Term Preferred Stock have a redemption date of December 31, 2016, and are currently traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. Our Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, as of the date of redemption. In addition, the two other potential redemption triggers are as follows: 1) if we fail to maintain an asset coverage ratio of at least 200.0%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 2) at our sole option, at any time on or after December 31, 2012, we may redeem part or all of our Term Preferred Stock. No redemptions of our outstanding Term Preferred Stock have been made as of September 30, 2013.

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the fiscal years ended September 30, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.14843750
	October 10, 2012	November 19, 2012	November 30, 2012	0.14843750
	October 10, 2012	December 19, 2012	December 31, 2012	0.14843750
	January 8, 2013	January 18, 2013	January 31, 2013	0.14843750
	January 8, 2013	February 15, 2013	February 28, 2013	0.14843750
	January 8, 2013	March 15, 2013	March 28, 2013	0.14843750
	April 9, 2013	April 22, 2013	April 30, 2013	0.14843750
	April 9, 2013	May 20, 2013	May 31, 2013	0.14843750
	April 9, 2013	June 19, 2013	June 28, 2013	0.14843750
	July 9, 2013	July 19, 2013	July 31, 2013	0.14843750
	July 9, 2013	August 21, 2013	August 30, 2013	0.14843750
	July 9, 2013	September 18, 2013	September 30, 2013	0.14843750

			Fiscal Year 2013 Total:	$1.78125000

2012	December 6, 2011(A)	December 16, 2011	December 30, 2011	$0.13359375
	December 6, 2011	December 16, 2011	December 30, 2011	0.14843750
	January 10, 2012	January 23, 2012	January 21, 2012	0.14843750
	January 10, 2012	February 21, 2012	February 29, 2012	0.14843750
	January 10, 2012	March 22, 2012	March 30, 2012	0.14843750
	April 10, 2012	April 20, 2012	April 30, 2012	0.14843750
	April 10, 2012	May 18, 2012	May 31, 2012	0.14843750
	April 10, 2012	June 20, 2012	June 29, 2012	0.14843750
	July 10, 2012	July 20, 2012	July 31, 2012	0.14843750
	July 10, 2012	August 22, 2012	August 31, 2012	0.14843750
	July 10, 2012	September 19, 2012	September 28, 2012	0.14843750

			Fiscal Year 2012 Total:	$1.76640625

(A)	The November 2011 distributions were prorated from the time our Term Preferred Stock was issued and outstanding (November 4 – 30, 2011), as per our final prospectus supplement dated October 28, 2011, and was paid on the same date as the December 2011 monthly distribution.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Therefore, the related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. The fair value of our Term Preferred Stock based on the last reported closing prices as of September 30, 2013 and 2012 was approximately $40.0 million and $39.1 million, respectively.

Aggregate preferred distributions declared and paid for the years ended September 30, 2013 and 2012 were approximately $2.7 million and $2.5 million, respectively. There were no preferred distributions declared or paid for the year ended September 30, 2011. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 8. COMMON STOCK TRANSACTIONS

On November 29, 2012, we filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) that was amended on January 17, 2013, and which the SEC declared effective on January 18, 2013. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under our Registration Statement.

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

NOTE 9. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the years ended September 30, 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$32,219	$(8,008)	$(21,099)
Denominator for basic and diluted weighted average common shares	21,000,160	21,011,123	21,039,242

Basic and Diluted Net Increase (Decrease) in Net Assets Resulting from Operations per Weighted Average Common Share	$1.53	$(0.38)	$(1.00)

NOTE 10. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our stockholders 90.0% of our investment company taxable income. It is our policy to pay out as a distribution to our stockholders more than 90.0% of our investment company taxable income. The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on the fiscal year earnings estimated by management. Based on that estimate, three monthly distributions are declared each quarter.

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 at the end of each calendar year. For the calendar year ended December 31, 2012, approximately 92.0% of our common distributions constituted ordinary income and the remaining approximately 8.0% constituted a return of capital for federal income tax purposes. The return of capital resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes. For the calendar years ended December 31, 2011 and 2010, 100.0% of our distributions were deemed to be paid from ordinary income.

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the fiscal years ended September 30, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.07
	October 10, 2012	November 19, 2012	November 30, 2012	0.07
	October 10, 2012	December 19, 2012	December 31, 2012	0.07
	January 8, 2013	January 18, 2013	January 31, 2013	0.07
	January 8, 2013	February 15, 2013	February 28, 2013	0.07
	January 8, 2013	March 15, 2013	March 28, 2013	0.07
	April 9, 2013	April 22, 2013	April 30, 2013	0.07
	April 9, 2013	May 20, 2013	May 31, 2013	0.07
	April 9, 2013	June 19, 2013	June 28, 2013	0.07
	July 9, 2013	July 19, 2013	July 31, 2013	0.07
	July 9, 2013	August 21, 2013	August 30, 2013	0.07
	July 9, 2013	September 18, 2013	September 30, 2013	0.07

			Fiscal Year 2013 Total:	$0.84

2012	October 11, 2011	October 21, 2011	October 31, 2011	$0.07
	October 11, 2011	November 17, 2011	November 30, 2011	0.07
	October 11, 2011	December 21, 2011	December 30, 2011	0.07
	January 10, 2012	January 23, 2012	January 31, 2012	0.07
	January 10, 2012	February 21, 2012	February 29, 2012	0.07
	January 10, 2012	March 22, 2012	March 30, 2012	0.07
	April 11, 2012	April 20, 2012	April 30, 2012	0.07
	April 11, 2012	May 18, 2012	May 31, 2012	0.07
	April 11, 2012	June 20, 2012	June 29, 2012	0.07
	July 10, 2012	July 20, 2012	July 31, 2012	0.07
	July 10, 2012	August 22, 2012	August 31, 2012	0.07
	July 10, 2012	September 19, 2012	September 28, 2012	0.07

			Fiscal Year 2012 Total:	$0.84

Aggregate distributions to our common stockholders declared and paid for each of the years ended September 30, 2013 and 2012 were approximately $17.6 million and $17.7 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. For each of the years ended September 30, 2013 and 2012, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account Term Preferred Stock dividends), which resulted in a partial return of capital of approximately $1.3 million and $1.5 million, respectively. The returns of capital primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes in each of those fiscal years. Our accumulated earnings and profits exceeded common stockholder distributions declared and paid for the year ended September 30, 2011, and we therefore elected to treat $0.7 million of common distributions paid in fiscal year 2011 as having been paid in fiscal year 2012.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2013	2012
Common stock	$21	$21
Capital in excess of par value	322,936	324,714
Notes receivable – employees	(175)	(3,024)
Net unrealized depreciation of investments	(78,239)	(92,603)
Net unrealized appreciation of other	(260)	(3,651)
Capital loss carryforward	(35,569)	(28,808)
Post-October tax loss deferral	(2,486)	(7,726)
Other temporary differences	(236)	(359)

Net Assets	$205,992	$188,564

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2013, we had $26.4 million and $0.9 million of capital loss carryforwards that expire in 2018 and 2019, respectively. Additionally, as of September 30, 2013, we had $8.3 million of capital loss carryforwards that do not expire. We had no deemed distributions during the years ended September 30, 2013, 2012 and 2011.

For the years ended September 30, 2013 and 2012, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, net assets nor cash flows were affected by this revision.

	Year Ended September 30,
	2013	2012
Overdistributed net investment income	$(373)	$(1,977)
Accumulated net realized losses	2,151	3,843
Capital in excess of par value	(1,778)	(1,866)

The tax character of distributions paid by us to common stockholders is summarized as follows:

	Year Ended September 30,
	2013	2012	2011
Distributions from:
Ordinary income	$16,309	$16,189	$17,672
Return of capital	1,331	1,461	—

Total Common Distributions	$17,640	$17,650	$17,672

NOTE 11. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in amount up to 100.0% of our investment company taxable income. Because we have distributed more than 90.0% of our investment company taxable income, no income tax provisions have been recorded for the years ended September 30, 2013, 2012 and 2011.

In an effort to limit certain federal excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2013, 2012 and 2011.

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition or results of operation. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of as of September 30, 2013, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amount recorded against the escrow amounts was $0 and $0.5 million as of September 30, 2013 and 2012, respectively, and is recorded in other liabilities on our accompanying Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit with portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some of our portfolio companies during the normal course of business. In January 2012, we executed a guarantee for one of our Control investments, Viapack, to irrevocably and unconditionally guarantee payment and performance of Viapack’s obligations regarding purchase agreements and expenses to one of its vendors. This guarantee, for a maximum amount of $0.3 million, was terminated effective January 4, 2013, as part of the sale of our investment in Viapack. We were never required to make any payments on this guarantee. As of September 30, 2013, we were not party to any guarantees.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of September 30, 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

We estimated the fair value of our unused line of credit and uncalled capital commitments and our guarantee as of September 30, 2013 and 2012 to be minimal; and therefore, they are not recorded on our accompanying Consolidated Statements of Assets and Liabilities. The following table summarizes the dollar balances of our unused line of credit and uncalled capital commitments and our guarantee as of September 30, 2013 and 2012:

	As of September 30,
	2013	2012
Unused line of credit commitments	$6,524	$4,854
Uncalled capital commitment	2,700	—
Guarantee	—	300

Total	$9,224	$5,154

NOTE 13. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2013	2012	2011	2010	2009
Per Common Share Data:
Net asset value at beginning of year (A)	$8.98	$10.16	$11.85	$11.81	$12.89
Income from investment operations(B)
Net investment income	0.88	0.91	0.88	0.84	1.00
Net realized loss on investments and other	(0.25)	(0.61)	(0.06)	(0.14)	(1.26)
Net unrealized appreciation (depreciation) of investments	0.74	(0.53)	(1.84)	0.11	0.45
Net unrealized appreciation (depreciation) of other	0.16	(0.15)	0.02	(0.03)	(0.01)

Total from investment operations	1.53	(0.38)	(1.00)	0.78	0.18

Distributions to common stockholders from(B)(C)
Taxable ordinary income	(0.78)	(0.77)	(0.84)	(0.80)	(0.99)
Return of capital	(0.06)	(0.07)	—	(0.04)	(0.27)

Total distributions	(0.84)	(0.84)	(0.84)	(0.84)	(1.26)

Capital share transactions(B)
Repayment of principal on employee notes	0.14	0.04	0.15	0.07	—
Stock redemption for repayment on employee notes	—	(0.02)	—	—	—
Conversion of recourse to non-recourse notes	—	—	—	(0.02)	—
Reclassification of principal on employee note	—	—	—	0.02	—
Anti-dilutive effect of common stock reduction	—	—	—	0.03	—

Total from capital share transactions	0.14	0.02	0.15	0.10	—

Other, net(B)(D)	—	0.02	—	—	—

Net asset value at end of year(A)	$9.81	$8.98	$10.16	$11.85	$11.81

Per common share market value at beginning of year	$8.75	$6.86	$11.27	$8.93	$15.24
Per common share market value at end of year	8.73	8.75	6.86	11.27	8.93
Total return(E)	9.90%	41.39%	(33.77)%	37.46%	(30.94)%
Common stock outstanding at end of year(A)	21,000,160	21,000,160	21,039,242	21,039,242	21,087,574
Statement of Assets and Liabilities Data:
Net assets at end of year	$205,992	$188,564	$213,721	$249,246	$249,076
Average net assets(F)	189,599	201,012	235,901	249,968	253,316
Senior Securities Data:
Borrowings under Credit Facility, at cost	$46,900	$58,800	$99,400	$16,800	$83,000
Mandatorily redeemable preferred stock	38,497	38,497	—	—	—
Asset coverage ratio(G)	341%	296%	315%	1,419%	396%
Average coverage per unit(H)	$3,410	$2,963	$3,150	$14,187	$3,963
Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)	10.17%	11.11%	7.39%	7.28%	9.97%
Ratio of net expenses to average net assets(J)(K)	9.37	10.59	7.12	7.11	8.52
Ratio of net investment income to average net assets(L)	9.70	9.47	7.81	7.10	8.30

(A)	Based on actual shares outstanding at the end of the corresponding year.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	Represents the impact of the different share amounts (weighted average shares outstanding during the year and shares outstanding at the end of the year) in the per share data calculations and rounding impacts.
(E)	Total return equals the change in the ending market value of our common stock from the beginning of the year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 10—Distributions to Common Stockholders.

(F)	Computed using the average of the balance of net assets at the end of each month of the reporting year.
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our Senior Securities. Our mandatorily redeemable preferred stock is a Senior Security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(J)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser to the base management and incentive fees.
(K)	Had we not received any voluntary waivers of fees due to the Adviser, the ratio of net expenses to average net assets would have been 9.91%,10.24%,6.95%, 7.03% and 7.11% for the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009, respectively.
(L)	Had we not received any voluntary waivers of fees due to the Adviser, the ratio of net investment income to average net assets would have been 9.17%, 9.13%, 7.64%, 7.02% and 6.89% for the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009, respectively.

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended September 30, 2013
	Quarter Ended December 31, 2012	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013
Total investment income	$9,828	$8,424	$8,551	$9,351
Net investment income	4,859	4,410	4,410	4,707
Net increase (decrease) in net assets resulting from operations	8,366	(2,763)	(2,059)	28,675
Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$0.40	$(0.13)	$(0.10)	$1.36

	Year Ended September 30, 2012
	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012
Total investment income	$9,320	$10,996	$9,961	$10,045
Net investment income	4,418	5,216	4,869	4,541
Net (decrease) increase in net Assets resulting from operations	(1,289)	(1,603)	(10,580)	5,464
Net (Decrease) Increase in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$(0.06)	$(0.08)	$(0.50)	$0.26

NOTE 15. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated subsidiaries as of September 30, 2013 and 2012 and for the years ended September 30, 2013, 2012 and 2011, that meet the definition of significant subsidiary under Rule 1-02(w) of the SEC’s Regulation S-X. Accordingly, pursuant to Rule 3-09 of Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of September 30, 2013 and 2012 and for the years ended September 30, 2013, 2012 and 2011.

		As of September 30,			For the Year Ended September 30,
Portfolio Company	Balance Sheet	2013	2012	Income Statement	2013	2012	2011
Defiance Integrated	Current assets	$5,116	$5,809	Net sales	$24,012	$25,417	$23,997
Technologies, Inc.	Noncurrent assets	11,086	11,364	Gross profit	4,282	4,790	6,483
	Current liabilities	2,417	3,819	Net income	597	983	841
	Noncurrent liabilities	8,725	8,944
Lindmark Acquisition, LLC	Current assets	3,376	732	Net sales	7,236	7,372	8,312
	Noncurrent assets	1,309	28,870	Gross profit	4,346	4,531	4,758
	Current liabilities	2,004	820	Net income	8,408	(2,216)	(2,244)
	Noncurrent liabilities	6,661	41,132
Sunshine Media Group, Inc.	Current assets	3,134	3,501	Net sales	14,943	16,618	18,093
	Noncurrent assets	14,713	15,528	Gross profit	6,285	7,507	10,659
	Current liabilities	9,645	8,594	Net income	(2,231)	(4,785)	(2,919)
	Noncurrent liabilities	28,554	28,554
Viapack, Inc.(A)	Current assets	—	4,929	Net sales	3,848	22,461	21,770
	Noncurrent assets	—	3,208	Gross profit	456	1,737	2,895
	Current liabilities	—	11,662	Net income	(154)	(12,114)	(3,202)
	Noncurrent liabilities	—	5,330

(A)	We exited our investment in Viapack in November 2012.

In addition, we have other unconsolidated significant subsidiaries that pursuant to Rule 4-08(g) of Regulation S-X, summarized, comparative financial information is presented below in aggregate as of September 30, 2013 and 2012 and for the years ended September 30, 2013, 2012 and 2011.

	As of September 30,			For the Year Ended September 30,
Balance Sheet	2013	2012	Income Statement	2013	2012	2011
Current assets	$43,791	$49,430	Net sales	$116,509	$119,202	$123,077
Noncurrent assets	34,586	53,760	Gross profit	9,839	10,736	23,765
Current liabilities	22,273	22,726	Net income	(17,922)	(4,677)	166
Noncurrent liabilities	77,951	81,279

NOTE 16. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to September 30, 2013, we invested $8.0 million in three new syndicated loans and $0.5 million in revolver draws and investments to existing portfolio companies. We also received $3.7 million in scheduled and unscheduled loan repayments from existing portfolio companies, which included the early payoff at par of Profit Systems Acquisition Co.

In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”) through a combination of senior term debt and equity. ADC, headquartered in Buena Park, CA, is a manufacturer of high quality, finished aluminum and zinc castings for aerospace, defense, aftermarket automotive and industrial applications. This was a co-investment with Gladstone Investment, which invested an additional $16.3 million in ADC under the same terms as us.

Distributions

On October 8, 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
October 22, 2013	October 31, 2013	$0.07	$0.1484375
November 14, 2013	November 29, 2013	0.07	0.1484375
December 16, 2013	December 31, 2013	0.07	0.1484375

	Total for the Quarter	$0.21	$0.4453125

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOUSRE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Election of Directors” and “Section  16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Director Compensation for Fiscal 2013.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Principal Accounting Firm Fees and Services.”

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

•	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.4	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.5	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.6	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.2	Specimen 7.125% Series 2016 Term Preferred stock certificate, incorporated by reference to Exhibit 2.d.5 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

4.3	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.

10.5	Fourth Amended and Restated Credit Agreement dated as of March 15, 2010, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed March 16, 2010.

10.6	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of November 22, 2010, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 814-00237), filed November 22, 2010.

10.7	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 10, 2011 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent (filed herewith).

10.8	Consent and Acknowledgement to Increase No. 1 under Fourth Amended and Restated Credit Agreement, dated as of August 9, 2011 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed August 10, 2011.

10.9	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of January 19, 2012 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (file No. 814-00237), filed January 24, 2012.

10.10	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of January, 29, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed January, 29, 2013.

10.11	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed April 30, 2013.

10.12	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of April 26, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed April 30, 2013.

10.13	Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated as of September 12, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent (filed herewith).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12	Statements Re: Computation of Ratios. (filed herewith)

14	Code of Ethics and Business Conduct, updated January 28, 2013 (filed herewith).

21	Subsidiaries of the Registrant. (filed herewith)

23	Consent of PricewaterhouseCoopers LLP. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 19, 2013	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 19, 2013	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)

Date: November 19, 2013	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 19, 2013	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Executive Vice President and Director

Date: November 19, 2013	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer (principal financial and accounting officer)

Date: November 19, 2013	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 19, 2013	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 19, 2013	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 19, 2013	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 19, 2013	By:	/s/ JOHN D. REILLY
John D. Reilly
Director

Date: November 19, 2013	By:	/s/ TERRY EARHART
Terry Earhart
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Dividends or Interest Credited to Income(C)	Value as of September 30, 2012	Gross Additions(D)	Gross Reductions(E)	Value as of September 30, 2013
CONTROL INVESTMENTS:
Defiance Integrated Technologies, Inc.	Senior Term Debt	$779	$7,185	$—	$(320)	$6,865
	Common Stock	—	4,113	—	(2,246)	1,867

		779	11,298	—	(2,566)	8,732
Kansas Cable Holdings, Inc.(H)	Line of Credit(F)	—	8	1,058	(1,066)	—
	Senior Term Debt(F)	—	13	1,493	(1,506)	—
	Senior Term Debt(F)	—	9	1,033	(1,042)	—
	Common Stock	—	—	—	—	—

		—	30	3,584	(3,614)	—
Lindmark Acquisition, LLC	Senior Subordinated Term Debt(F)	—	750	9,750	(10,500)	—
	Senior Subordinated Term Debt(F)	—	150	1,950	(2,100)	—
	Senior Subordinated Term Debt(F)	—	143	3,678	(2,905)	916
	Common Stock	—	—	—	—	—

		—	1,043	15,378	(15,505)	916
LocalTel, LLC	Line of Credit(F)	—	548	691	(1,239)	—
	Senior Term Debt(F)	—	—	—	—	—
	Line of Credit(F)	—	—	—	—	—
	Senior Term Debt(F)	—	—	—	—	—
	Senior Term Debt(F)	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		—	548	691	(1,239)	—
Midwest Metal Distributions, Inc	Senior Subordinated Term Debt	2,240	17,824	231	(322)	17,733
	Common Stock Warrants	—	—	—	—	—
	Preferred Equity	—	—	2,000	(2,000)	—

		2,240	17,824	2,231	(2,322)	17,733
RBC Acquisition Corp.(G)	Line of Credit	280	—	4,113	(113)	4,000
	Mortgage Note	514	—	7,161	(192)	6,969
	Senior Term Debt	1,046	—	11,924	(532)	11,392
	Senior Subordinated Term Debt	576	—	11,565	(5,565)	6,000
	Preferred Stock	—	—	4,446	(1,999)	2,447
	Common Stock	—	—	552	(369)	183

		2,416	—	39,761	(8,770)	30,991
Sunshine Media Holdings	Line of Credit(F)	—	270	274	(224)	320
	Senior Term Debt(F)	—	2,542	1,101	(254)	3,389
	Senior Term Debt(F)	—	1,605	696	(161)	2,140
	Preferred Equity	—	—	—	—	—
	Common Stock	—	—	—	—	—

		—	4,417	2,071	(639)	5,849
Viapack, Inc.(H)	Line of Credit(F)	41	760	3,040	(3,800)	—
	Senior Term Debt(F)	—	120	480	(600)	—
	Senior Real Estate Term Debt(F)	5	785	3,140	(3,925)	—
	Common Stock	—	—	—	—	—

		46	1,665	6,660	(8,325)	—

TOTAL CONTROL INVESTMENTS		$5,481	$36,825	$70,376	$(42,980)	$64,221

AFFILIATE INVESTMENTS:
Ashland Acquisition, LLC	Line of Credit	$4	$—	$—	$—	$—
	Senior Term Debt	212	—	7,000	—	7,000
	Common Equity Units	—	—	440	—	440

		216	—	7,440	—	7,440
FedCap Partners, LLC	Class A Membership Units	—	2,964	383	—	3,347

TOTAL AFFILIATE INVESTMENTS		$216	$2,964	$7,823	$—	$10,787

(A)	Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company.
(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in the accompanying Consolidated Schedules of Investments as of September 30, 2013 and 2012.
(C)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate.
(D)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.
(E)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.
(F)	Debt security is on non-accrual status and, therefore, is considered non-income producing during the year ended September 30, 2013.
(G)	We acquired a controlling position in Reliable Acquisition Corp. in March 2013 and as such, this investment is shown as a Control investment on our accompanying Schedule of Investments as of September 30, 2013.
(H)	We exited this investment during the year ended September 30, 2013.
**	Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.