Form 10-Q
period 2013-12-31
GLADSTONE CAPITAL CORP
filed 2014-02-03
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of January 31, 2014 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	September 30,
	2013	2013
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $238,315 and $218,713, respectively)	$203,566	$181,870
Control investments (Cost of $93,962 and $104,113, respectively)	69,008	64,221
Affiliate investments (Cost of $9,440)	10,632	10,787

Total investments at fair value (Cost of $341,717 and $332,266, respectively)	283,206	256,878

Cash and cash equivalents	9,090	13,900
Restricted cash and cash equivalents	869	1,176
Interest receivable	2,485	2,488
Due from custodian	2,129	16,473
Deferred financing fees	2,770	3,086
Other assets	913	1,090

TOTAL ASSETS	$301,462	$295,091

LIABILITIES
Borrowings at fair value (Cost of $47,700 and $46,900, respectively)	$47,908	$47,102
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 1,539,882 shares issued and outstanding	38,497	38,497
Accounts payable and accrued expenses	492	494
Interest payable	148	170
Fees due to Adviser(A)	855	1,706
Fee due to Administrator(A)	203	126
Other liabilities	1,271	1,004

TOTAL LIABILITIES	$89,374	$89,099

Commitments and contingencies(B)
NET ASSETS	$212,088	$205,992

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized and 21,000,160 shares issued and outstanding	$21	$21
Capital in excess of par value	322,936	322,936
Note receivable from employee(A)	(175)	(175)
Cumulative net unrealized depreciation of investments	(58,511)	(75,388)
Cumulative net unrealized appreciation of other	(267)	(260)
Overdistributed net investment income	(100)	(100)
Accumulated net realized losses	(51,816)	(41,042)

TOTAL NET ASSETS	$212,088	$205,992

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$10.10	$9.81

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$6,399	$7,314
Control investments	1,569	812
Affiliate investments	219	—
Cash and cash equivalents	—	1
Notes receivable from employees(A)	4	53

Total interest income	8,191	8,180
Other income:
Non-Control/Non-Affiliate investments	1	1,648
Control investments	200	—

Total investment income	8,392	9,828

EXPENSES
Base management fee(A)	1,456	1,432
Incentive fee(A)	974	1,215
Administration fee(A)	203	150
Interest expense on borrowings	615	856
Dividend expense on mandatorily redeemable preferred stock	686	686
Amortization of deferred financing fees	315	256
Professional fees	290	258
Other general and administrative expenses	321	317

Expenses before credits from Adviser	4,860	5,170
Credits to fees from Adviser(A)	(878)	(201)

Total expenses net of credits	3,982	4,969

NET INVESTMENT INCOME	4,410	4,859

NET REALIZED AND UNREALIZED GAIN
Net realized loss:
Non-Control/Non-Affiliate investments	—	(641)
Control investments	(10,774)	(2,407)

Total net realized loss	(10,774)	(3,048)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	2,094	(86)
Control investments	14,938	4,971
Affiliate investments	(155)	—
Other	(7)	1,670

Total net unrealized appreciation	16,870	6,555

Net realized and unrealized gain	6,096	3,507

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,506	$8,366

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.23

Net increase in net assets resulting from operations	$0.50	$0.40

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,000,160	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
OPERATIONS
Net investment income	$4,410	$4,859
Net realized loss on investments	(10,774)	(3,048)
Net unrealized appreciation of investments	16,877	4,885
Net unrealized (appreciation) depreciation of other	(7)	1,670

Net increase in net assets resulting from operations	10,506	8,366

DISTRIBUTIONS
Distributions to common stockholders	(4,410)	(4,410)
NET INCREASE IN NET ASSETS	6,096	3,956
NET ASSETS, BEGINNING OF PERIOD	205,992	188,564

NET ASSETS, END OF PERIOD	$212,088	$192,520

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$10,506	$8,366
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(44,881)	(51,818)
Principal repayments on investments	24,667	50,596
Proceeds from sale of investments	—	5,918
Increase in investment balance due to paid-in-kind interest	(53)	—
Net change in premiums, discounts and amortization	84	474
Net realized loss on investments	10,732	3,162
Net unrealized appreciation of investments	(16,877)	(4,885)
Net unrealized appreciation (depreciation) of other	7	(1,670)
Decrease (increase) in restricted cash and cash equivalents	307	(849)
Amortization of deferred financing fees	315	257
Decrease in interest receivable	3	32
Decrease (increase) in due from custodian	14,344	(688)
Decrease in other assets	177	254
Decrease in accounts payable and accrued expenses	(2)	(80)
Decrease in interest payable	(22)	(12)
Decrease in fees due to Adviser(A)	(851)	(46)
Increase (decrease) in fee due to Administrator(A)	77	(24)
Increase (decrease) in other liabilities	267	(45)

Net cash (used in) provided by operating activities	(1,200)	8,942

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	42,400	44,000
Repayments on borrowings	(41,600)	(47,000)
Distributions paid to common stockholders	(4,410)	(4,410)

Net cash used in financing activities	(3,610)	(7,410)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,810)	1,532
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,900	9,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,090	$11,389

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Non-syndicated investments:

AG Transportation Holdings, LLC	Cargo transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,839	$13,065
		Member Profit Participation (18.0% ownership)(F) (G)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (G)		244	—

				14,083	13,065

Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	599
		Senior Term Debt (8.3% , Due 9/2018)(D)	2,875	2,875	2,871
		Senior Term Debt (13.0% , Due 9/2018)(C) (D)	5,400	5,400	5,393

				8,875	8,863

Alloy Die Casting Co.	Diversified/conglomerate manufacturing	Senior Term Debt (13.5%, Due 10/2018)(I)	5,235	5,235	5,235
		Preferred Stock (1,742 shares)(G) (I)		1,742	1,742
		Common Stock (270 shares)(G) (I)		18	18

				6,995	6,995

BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013)(D)	7,465	7,465	560

Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Senior Term Debt (13.0%, Due 12/2018)(I)	4,275	4,275	4,275
		Preferred Stock (1,253 shares)(G) (I) (L)		1,253	1,253

				5,528	5,528

Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	198	198	114

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,700
		Preferred Equity Units (999 units)(F) (G)		999	73
		Common Equity Units (999 units)(F) G)		1	—

				16,000	14,773

Funko, LLC	Personal and non-durable consumer products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,558	7,558	7,672
		Preferred Equity Units (1,305 units)(F) (G)		1,305	2,235

				8,863	9,907

GFRC Holdings, LLC	Buildings and real estate	Senior Term Debt (10.5%, Due 6/2016)(D)	4,924	4,924	3,447
		Senior Subordinated Term Debt (13.0%, Due 6/2016)(D)	6,598	6,598	4,619

				11,522	8,066

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2014)(D)	100	100	12
		Line of Credit, $0 available (10.0%, Due 3/2014)(D)	100	100	12
		Senior Term Debt (5.0%, Due 3/2014)(D)	4,342	4,342	521
		Common Stock Warrants (8.8% ownership)(F) (G)		66	—

				4,608	545

International Junior Golf Training Acquisition Company	Leisure, amusement, motion	Line of Credit, $0 available (11.0%, Due 5/2014)(D)	2,250	2,250	1,125
	pictures and entertainment	Senior Term Debt (10.5%, Due 5/2014)(D)	61	61	31
		Senior Term Debt (12.5%, Due 5/2014)(C) (D)	2,700	2,700	1,350

				5,011	2,506

J.America, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (10.4%, Due 12/2019)(I)	7,500	7,500	7,500
		Senior Subordinated Term Debt (11.5%, Due 12/2019)(I)	9,500	9,500	9,500

				17,000	17,000

Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (8.4% ownership, $2,800 uncalled capital commitment)(G) (M)		173	173

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 12/2013)(D)	6,874	6,874	1,203

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):

Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018)(I)	$4,140	$4,140	$4,140
		Preferred Stock (1,449 shares)(G) (I)		1,449	1,449

				5,589	5,589

North American Aircraft Services, LLC	Aerospace and defense	Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	4,750	4,750	4,797
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,848
		Common Stock Warrants (35,000 shares)(F) (G)		350	955

				7,920	8,600

Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D)	1,453	1,453	1,422

POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017)(J)	7,134	7,134	7,134
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017)(J)	556	496	556
		Participation Unit (2.4% ownership)(G) (J)		75	145

				7,705	7,835

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (13.0%, Due 3/2014)(D)	1,000	1,000	705
		Senior Term Debt (13.0%, Due 3/2014)(D)	4,125	4,125	2,908
		Senior Term Debt (13.0%, Due 3/2014)(C) (D)	4,053	4,053	2,857

				9,178	6,470

Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	825
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	8,052

				9,864	8,877

Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 2/2014)(D)	6,026	6,026	422

Thibaut Acquisition Co.	Home and office furnishings, housewares and durable consumer products	Line of Credit, $1,000 available (9.0%, Due 8/2014)(D)	—	—	—
		Senior Term Debt (12.0%, Due 8/2014)(C) (D)	2,369	2,369	2,416

				2,369	2,416

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	650	650	566
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,480
		Common Stock Warrants (77,287 shares)(F) (G)		350	—

				5,000	4,046

Subtotal – Non-syndicated investments				$168,299	$134,975

Syndicated Investments:

Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.8%, Due 2/2018)(E)	$1,000	$993	$1,007

Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0% and 1.3% PIK, Due 3/2016)(E)	7,313	7,236	7,020

Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	4,000	3,930	4,030

ARSloane Acquisition, LLC	Printing and publishing	Senior Subordinated Term Debt (11.8%, Due 9/2020)(E)	5,000	4,920	4,900

Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017)(E)	1,000	981	1,000

Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	997	930

Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,971	3,060

Envision Acquisition Company, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.8%, Due 11/2021)(E)	2,500	2,451	2,506

First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,500	4,470	4,264

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):

New Trident Holdcorp, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	$4,000	$3,986	$4,000

PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,916	5,000

RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	2,000	1,964	2,020

Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	497	498

Steinway Musical Instruments, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	250	247	257

SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,930	3,930

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,322	9,213	7,598

The Active Network, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	1,000	995	1,015

Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,942	11,055

Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.3%, Due 11/2021)(E)	500	493	503

W3, Co.	Oil and gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	501

Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020)(E)	3,000	2,946	3,030

WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Equity (333 shares)(F) (G)		333	467
		Junior Preferred Equity (111 shares)(F) (G)		111	—
		Common Stock (1,874 shares)(F) (G)		—	—

				444	467

Subtotal—Syndicated investments				$70,016	$68,591

Total Non-Control/Non-Affiliate Investments (represented 71.9% of total investments at fair value)				$238,315	$203,566

CONTROL INVESTMENTS(O):

Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,785	$6,785	$6,785
		Common Stock (15,500 shares)(F) (G)		1	1,663

				6,786	8,448

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (25.0%, Due Upon Demand(F)	—	—	—
		Success Fee on Senior Subordinated Term Debt(F)		—	932
		Common Stock (100 shares)(F) (G)		317	—

				317	932

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(D)	18,281	18,281	18,098
		Preferred Stock (2,175 shares)(F) (G) (L)		2,175	—
		Common Stock (501 shares)(F) (G)		138	—

				20,594	18,098

RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F)	6,941	6,941	6,941
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F)	6,000	6,000	6,000
		Preferred Stock (2,299,000 shares)(F) (G) (L)		2,299	2,519
		Common Stock (2,000,000 shares)(F) (G)		370	3,367

				31,002	34,219

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(O) (Continued):

Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014)(D) (H)	$1,600	$1,600	$400
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	4,236
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	2,675
		Preferred Equity (15,270 shares)(F) (G) (L)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—
		Common Stock Warrants (72 shares)(F) (G)		—	—

				35,263	7,311

Total Control Investments (represented 24.4% of total investments at fair value)				$93,962	$69,008

AFFILATE INVESTMENTS(P):

Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D)	7,000	7,000	7,062
		Common Equity Units (4,400 units)(F) (G)		440	223
		Preferred Equity Units (4,400 units)(F) (G)		—	—

				7,440	7,285

FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(G) (K)		2,000	3,347

Total Affiliate Investments (represented 3.7% of total investments at fair value)				$9,440	$10,632

TOTAL INVESTMENTS				$341,717	$283,206

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent cash interest rates in effect as of December 31, 2013, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.

(C)	Last out tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near December 31, 2013, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended December 31, 2013, best represents fair value as of December 31, 2013.
(J)	Subsequent to December 31, 2013, our investment in Pop Radio, LLC paid off and therefore was valued at the pay off amount as of December 31, 2013.
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

(N)

Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.

(O)

Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

(P)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.

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

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

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

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):

RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	$2,000	$1,963	$2,025

Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	496	485

Steinway Musical Instruments, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	250	247	252

SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,928	3,940

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,418	9,299	8,476

Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,939	10,890

W3, Co.	Oil and gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	507

Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020)(E)	3,000	2,945	3,023

WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Equity (333 shares)(F) (G)		333	341
		Junior Preferred Equity (111 shares)(F) (G)		111	—
		Common Stock (1,874 shares)(F) (G)		—	—

				444	341

Subtotal—Syndicated investments				$61,237	$60,553

Total Non-Control/Non-Affiliate Investments (represented 70.8% of total investments at fair value)				$218,713	$181,870

CONTROL INVESTMENTS(Q):

Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,865	$6,865	$6,865
		Common Stock (15,500 shares)(F) (G)		1	1,867

				6,866	8,732

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (25.0%, Due Upon Demand(F)	—	—	—
		Success Fee on Senior Subordinated Term Debt(F)		—	916
		Common Stock (100 shares)(F) (G)		317	—

				317	916

LocalTel, LLC	Printing and publishing	Line of credit, $199 available (10.0%, Due 6/2014)(F) (H)	3,285	3,285	—
		Line of Credit, $1,830 available (4.7%, Due 6/2014)(F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2014)(F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2014)(F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2014)(C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares)(F) (G)		—	—

				10,218	—

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(D)	18,281	18,281	17,733
		Preferred Stock (2,000 shares)(F) (G) (N)		2,000	—
		Common Stock (501 shares)(F) (G)		138	—

				20,419	17,733

RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F)	6,969	6,969	6,969
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F)	6,000	6,000	6,000
		Preferred Stock (2,299,000 shares)(F) (G) (N)		2,299	2,447
		Common Stock (2,000,000 shares)(F) (G)		370	183

				31,030	30,991

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(Q) (Continued):

Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014)(D) (H)	$1,600	$1,600	$320
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	3,389
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	2,140
		Preferred Equity (15,270 shares)(F) (G) (N)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—
		Common Stock Warrants (72 shares)		—	—

				35,263	5,849

Total Control Investments (represented 25.0% of total investments at fair value)				$104,113	$64,221

AFFILATE INVESTMENTS(R) :

Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D)	7,000	7,000	7,000
		Common Equity Units (8,800 units)(F) (G) (N)		440	440

				7,440	7,440

FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(G) (M)		2,000	3,347

Total Affiliate Investments (represented 4.2% of total investments at fair value)				$9,440	$10,787

TOTAL INVESTMENTS(S)				$332,266	$256,878

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent cash interest rates in effect as of September 30, 2013, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.

(C)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security valued based on the indicative bid price on or near September 30, 2013, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	Subsequent to September 30, 2013, the maturity on GFRC Holdings, LLC’s debt was extended until June 30, 2016 and the GFRC Holdings, LLC’s line of credit was repaid in full and terminated.
(J)	Subsequent to September 30, 2013, the maturity on Thibaut Acquisition Co.’s debt was extended until December 11, 2014.
(K)	Subsequent to September 30, 2013, the investment was paid off at par and therefore was valued at the pay off amount as of September 30, 2013.
(L)	Effective October 1, 2013, Precision Acquisition Group Holdings, Inc.’s debt interest rates increased to 13.0%.
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

(R)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
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

DECEMBER 31, 2013

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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning our portfolio of investments in connection with our revolving line of credit.

Gladstone Financial Corporation (previously known as Gladstone SSBIC Corporation and herein referred to as “Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of December 31 and September 30, 2013, we held no investments through Gladstone Financial.

The financial statements of the foregoing two subsidiaries are consolidated with those of ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 13—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by our investment adviser, Gladstone Management Corporation (the “Adviser”), a Securities and Exchange Commission (the “SEC”) registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement (the “Administration Agreement”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2013, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on November 20, 2013.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the three months ended December 31, 2013, with no effect on our financial condition, results of operations or cash flows.

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

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of December 31 and September 30, 2013, we did not have any investments in publicly traded securities.

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

As of December 31 and September 30, 2013, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Adviser may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the net asset value (“NAV”) provided by the non-control fund.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectable. As of December 31, 2013, one portfolio company was on non-accrual with a debt cost basis of approximately $29.2 million, or 9.2% of the cost basis of all debt investments in our portfolio, and a debt fair value of approximately $7.3 million, or 2.8% of the fair value of all debt investments in our portfolio. As of September 30, 2013, two portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio.

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

As of December 31 and September 30, 2013, we had 22 and 19 original OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $61 and $72 for the three months ended December 31, 2013 and 2012, respectively. The unamortized balance of OID investments as of December 31 and September 30, 2013 totaled $1.1 million and $1.0 million, respectively. As of December 31, 2013, we had four investments which had a PIK interest component, and as of September 30, 2013, we had three investments which had a PIK interest component. We recorded PIK income of $92 and $53 for the three months ended December 31, 2013 and 2012, respectively. We collected $0 PIK interest in cash during the three months ended December 31, 2013 and 2012, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We received $0.2 million of success fees during the three months ended December 31, 2013, which resulted from our sale of substantially all of the assets in Lindmark Acquisition, LLC and the ensuing pay down of our debt investments at par in September 2013. We received $1.1 million of success fees during the three months ended December 31, 2012, which resulted from our exit of Westlake Hardware, Inc. at par during the period. As of December 31 and September 30, 2013, we had an aggregate off-balance sheet success fee receivable of approximately $15.3 million and $14.8 million, respectively, on our accruing debt investments.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. During the three months ended December 31, 2013, we did not receive any prepayment fees. During the three months ended December 31, 2012, we received an aggregate of $0.5 million in prepayment fees, which resulted from the early payoffs of four of our syndicated loans during the period.

Dividend income on preferred equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the three months ended December 31, 2013 and 2012, we did not record or collect any dividend income on our preferred equity investments.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

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

NOTE 3. INVESTMENTS

ASC 820 defines fair value by focusing on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

As of December 31 and September 30, 2013, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2013 and 2012, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the investments carried at fair value as of December 31 and September 30, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2013	September 30, 2013
Non-Control/Non-Affiliate Investments
Senior debt	$91,805	$82,923
Senior subordinated debt	102,696	95,162
Junior subordinated debt	556	561
Preferred equity	7,218	2,179
Common equity/equivalents	1,291	1,045

Total Non-Control/Non-Affiliate Investments	$203,566	$181,870

Control Investments
Senior debt	$29,645	$28,211
Senior subordinated debt	31,814	31,513
Preferred equity	2,519	2,447
Common equity/equivalents	5,030	2,050

Total Control Investments	$69,008	$64,221

Affiliate Investments
Senior debt	$7,062	$7,000
Common equity/equivalents	3,570	3,787

Total Affiliate Investments	$10,632	$10,787

Total Investments at Fair Value	$283,206	$256,878

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31 and September 30, 2013. In addition to the techniques and inputs noted in the table below, according to our Policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of				Range / Weighted Average as of
	December 31, 2013	September 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2013	September 30, 2013
Senior debt(F)	$93,049	$64,892	SPSE(A)	EBITDA(B)	$66 - $4,700 / $617	$(80) - $4,754 / $1,463
				Risk ratings(C)	3.0 - 10.0 / 5.3	3.0 - 10.0 / 6.0
	30,130	30,881	Market Quotes	IBP(D)	81.5% - 101.0% / 93.8%	90.0% - 100.8% / 95.8%
	22,333	22,361	TEV	Revenue multiples(B)	2.4x	0.3x - 2.3 x / 1.7x
				Revenue(B)	$15,283	$2,451 - $13,905 / $10,312
Senior subordinated debt(G)	66,356	84,124	SPSE(A)	EBITDA(B)	$1,201 - $9,703 / $4,590	$1,220 - $15,891 / $7,797
				Risk ratings(C)	2.0 - 6.0 / 4.0	2.0 - 7.0 / 5.0
	37,994	29,331	Market Quotes	IBP(D)	94.8% - 103.3% / 99.3%	98.5% - 101.8% / 100.3%
	13,716	13,781	TEV	EBITDA multiples(B)	4.2x	4.5x
				EBITDA(B)	$2,646	$2,653
				Revenue multiples(B)	2.4x	2.3x
				Revenue(B)	$15,283	$13,905
Preferred and common equity / equivalents(H)	16,107	7,908	TEV	EBITDA multiples(B)	3.5x - 7.4x / 4.7x	3.8x - 7.9x / 5.0x
				EBITDA(B)	$66 - $9,703 / $3,085	$84 - $8,724 / $3,107
				Revenue multiples(B)	2.4x	0.3x - 2.3x / 2.3x
				Revenue(B)	$15,283	$2,451 - $13,905 / $13,903
	3,521	3,600	Other(E)

Total Investments	$283,206	$256,878

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

(E)

Includes private equity fund investments, where the Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.

(F)

December 31, 2013 includes four new proprietary debt investments for a combined $30.7 million, which were valued at cost and includes $7.1 million in one proprietary investment, which subsequently paid off and, as such, was valued based on the payoff. September 30, 2013 includes one new proprietary investment for $7.0 million, which was valued at cost.

(G)	December 31, 2013 includes $0.6 million in one junior subordinated proprietary investment, which subsequently paid off and, as such, was valued based on the payoff.
(H)

December 31, 2013 includes three new proprietary investments for a combined $4.5 million, which were valued at cost and includes $0.2 million in one proprietary investment, which subsequently paid off and, as such, was valued based on the payoff. September 30, 2013 includes one new proprietary investment for $0.4 million, which was valued at cost.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three month periods ended December 31, 2013 and 2012 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2013	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of September 30, 2013	$118,134	$127,236	$4,626	$6,882	$256,878
Total (losses) gains:
Net realized loss(B)	(10,732)	—	—	—	(10,732)
Net unrealized appreciation(C)	1,637	1,591	438	3,070	6,736
Reversal of prior period net depreciation (appreciation) on realization(C)	10,263	(122)	—	—	10,141
New investments, repayments and settlements:(D)
Issuances/originations	14,214	26,029	4,673	18	44,934
Settlements/repayments	(5,004)	(19,668)	—	(79)	(24,751)

Fair value as of December 31, 2013	$128,512	$135,066	$9,737	$9,891	$283,206

Three months ended December 31, 2012	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of September 30, 2012	$157,160	$107,832	$1,103	$7,865	$273,960
Total (losses) gains:
Net realized (loss) gain(B)	(3,165)	3	—	—	(3,162)
Net unrealized (depreciation) appreciation(C)	(1,141)	(950)	83	(1,155)	(3,163)
Reversal of prior period net depreciation on realization(C)	7,411	637	—	—	8,048
New investments, repayments and settlements:(D)
Issuances/originations	4,392	46,183	—	1,243	51,818
Settlements/repayments	(22,018)	(29,052)	—	—	(51,070)
Proceeds from sales	(5,918)	—	—	—	(5,918)

Fair value as of December 31, 2012	$136,721	$124,653	$1,186	$7,953	$270,513

(A)	Includes a junior subordinated debt investment totaling $0.6 million in fair value as of December 31 and September 30, 2013 and $0.5 million in fair value as of December 31 and September 30, 2012.
(B)	Included in net realized loss on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012.
(C)	Included in net unrealized (depreciation) appreciation of investments on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012.
(D)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Non-Syndicated Investments

As of December 31 and September 30, 2013, we held 30 and 29 non-syndicated investments with an aggregate fair value of $214.6 million and $196.3 million, or 75.8% and 76.4% of the total aggregate portfolio at fair value, respectively. During the three months ended December 31, 2013, we invested in four new non-syndicated investments for an aggregate of $35.1 million; sold one non-syndicated investment for a realized loss of $10.8 million; and had two non-syndicated investments pay off early at par, for which we received total principal payments of $21.5 million. Additionally, during the three months ended December 31, 2013, we funded $0.8 million in the aggregate to existing non-syndicated portfolio companies through revolver draws and add-on investments, while scheduled and unscheduled principal repayments totaled $3.1 million in the aggregate from existing non-syndicated portfolio companies (exclusive of the aforementioned $21.5 million in early payoffs at par). The following significant non-syndicated investment transactions occurred during the three months ended December 31, 2013:

•

Alloy Die Casting Co. – In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”), through a combination of senior term debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of aluminum and zinc metal components for a diverse range of end markets. This was a co-investment with one of our affiliated funds, Gladstone Investment Corporation (“Gladstone Investment”). Gladstone Investment invested an additional $16.3 million under the same terms as us.

•

Behrens Manufacturing, LLC – In December 2013, we invested $5.5 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of senior term debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Investment participated as a co-investor by investing an additional $12.9 million under the same terms as us.

•

J.America, Inc. – In December 2013, we invested $17.0 million in J.America, Inc. (“J.America”) through senior subordinated term debt. J.America, headquartered in Webberville, Michigan, is a supplier of licensed decorated and undecorated apparel and headwear to collegiate, resort and military markets, wholesale distributors and apparel decorators.

•

Meridian Rack & Pinion, Inc. – In December 2013, we invested $5.6 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of senior term debt and equity. Meridian, headquartered in San Diego, CA, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Investment participated as a co-investor by investing $13.0 million under the same terms as us.

•

LocalTel, LLC - In December 2013, we sold our investment in LocalTel, LLC (“LocalTel”) for net proceeds that are contingent on an earn-out agreement, which resulted in a realized loss of $10.8 million recorded in the three months ended December 31, 2013. LocalTel had been on non-accrual status at the time of the sale.

Syndicated Investments

We held a total of 22 syndicate investments with an aggregate fair value of $68.6 million, or 24.2% of our total investment portfolio at fair value, as of December 31, 2013, as compared to 18 syndicate investments with an aggregate fair value of $60.6 million, or 23.6% of our total investment portfolio at fair value, as of September 30, 2013. During the three months ended December 31, 2013, we invested in four new syndicated investments for an aggregate of $9.0 million.

Investment Concentrations

As of December 31, 2013, our investment portfolio consisted of investments in 52 companies located in 26 states across 20 different industries, with an aggregate fair value of $283.2 million. The five largest investments at fair value as of December 31, 2013, totaled $97.2 million, or 34.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2013, which totaled $96.0 million, or 37.4% of our total investment portfolio. As of December 31, 2013, our average investment by obligor was $6.6 million at cost, compared to $7.1 million at cost as of September 30, 2013. The following table outlines our investments by security type as of December 31 and September 30, 2013:

	December 31, 2013				September 30, 2013
	Cost		Fair Value		Cost		Fair Value
Senior debt	$182,625	53.4%	$128,512	45.4%	$184,146	55.4%	$118,134	46.0%
Senior subordinated debt	135,372	39.6	134,510	47.5	129,013	38.8	126,675	49.3
Junior subordinated debt	496	0.2	556	0.2	494	0.2	561	0.2

Total Debt Investments	318,493	93.2	263,578	93.1	313,653	94.4	245,370	95.5
Preferred equity	16,941	5.0	9,737	3.4	12,268	3.7	4,626	1.8
Common equity/equivalents	6,283	1.8	9,891	3.5	6,345	1.9	6,882	2.7

Total Equity Investments	23,224	6.8	19,628	6.9	18,613	5.6	11,508	4.5

Total Investments	$341,717	100.0%	$283,206	100.0%	$332,266	100.0%	$256,878	100.0%

Investments at fair value consisted of the following industry classifications as of December 31 and September 30, 2013:

	December 31, 2013		September 30, 2013
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$51,431	18.2%	$45,339	17.7%
Electronics	33,485	11.8	33,711	13.1
Personal and non-durable consumer products	27,165	9.6	29,032	11.3
Printing and publishing	23,574	8.3	22,224	8.7
Mining, steel, iron and non-precious metals	18,098	6.4	17,733	6.9
Diversified/conglomerate manufacturing	17,034	6.0	4,482	1.7
Oil and gas	15,275	5.4	15,174	5.9
Automobile	14,966	5.3	9,701	3.8
Cargo Transportation	13,065	4.6	12,984	5.1
Broadcast and entertainment	12,918	4.6	15,534	6.0
Aerospace and defense	11,948	4.2	11,730	4.6
Buildings and real estate	8,065	2.8	6,392	2.5
Textiles and leather	7,598	2.7	8,476	3.3
Beverage, food and tobacco	7,020	2.5	7,038	2.7
Machinery	6,471	2.3	6,425	2.5
Diversified/conglomerate services	4,900	1.7	—	—
Finance	4,264	1.5	4,489	1.7
Leisure, amusement, motion pictures and entertainment	2,506	0.9	2,756	1.1
Home and office furnishing, housewares and durable consumer goods	2,416	0.9	2,651	1.0
Other, < 1.0%(A)	1,007	0.3	1,007	0.4

Total Investments	$283,206	100.0%	$256,878	100.0%

(A)	No individual industry within this category exceeds 1% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of December 31 and September 30, 2013:

	December 31, 2013		September 30, 2013
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$127,210	44.9%	$118,570	46.2%
South	71,943	25.4	68,669	26.7
West	71,511	25.3	61,737	24.0
Northeast	12,542	4.4	7,902	3.1

Total Investments	$283,206	100.0%	$256,878	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2013:

For the fiscal years ending September 30:		Amount
For the remaining nine months ending September 30:	2014	$58,916
	2015	44,603
	2016	75,747
	2017	16,657
	2018	46,145
	Thereafter	77,458

	Total contractual repayments	$319,526
	Equity investments	23,224
	Adjustments to cost basis on debt investments	(1,033)

	Total Cost Basis of Investments Held at December 31, 2013:	$341,717

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31 and September 30, 2013, we had gross receivables from portfolio companies of $0.3 million and $0.7 million, respectively. The allowance for uncollectible receivables was $0 and $0.1 million as of December 31 and September 30, 2013, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. The Adviser is controlled by our Chairman and Chief Executive Officer.

On July 9, 2013, our Board of Directors approved the annual renewal of the Advisory Agreement through August 31, 2014.

The following table summarizes the management fees, incentive fees and associated credits for the three months ended December 31, 2013 and 2012, reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
	2013	2012
Average total assets subject to base management fee(A)	$291,200	$286,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,456	$1,432
Credit for fees received by Adviser from the portfolio companies	(333)	(140)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(30)	(61)

Net Base Management Fee	$1,093	$1,231

Incentive fee(B)	974	1,215
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(515)	—

Net Incentive Fee	$459	$1,215

Credit for fees received by Adviser from the portfolio companies	(333)	(140)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(30)	(61)
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(515)	—

Credit to Fees from Adviser(B)	$(878)	$(201)

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

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the following adjustments to the base management fee calculation:

•	Senior Syndicated Loan Fee Waiver

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three months ended December 31, 2013 and 2012.

•	Portfolio Company Fees

Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. We credit 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a percentage of certain of such fees is retained by the Adviser.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three months ended December 31, 2013. There was no waiver for the three months ended December 31, 2012.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate net unrealized capital depreciation, if any, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate net unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate net unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through December 31, 2013, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through December 31, 2013.

Administration Agreement

The Administration Agreement provides that we pay separately for administrative services equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all funds managed by the Adviser and administered by the Administrator under similar agreements. On July 9, 2013, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2014.

Related Party Fees Due

Fees due to related parties as of December 31 and September 30, 2013 on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2013	September 30, 2013
Base management fee due to Adviser	$396	$529
Incentive fee due to Adviser	459	1,177

Total fees due to Adviser	855	1,706

Fee due to Administrator	203	126

Total related party fees due	$1,058	$1,832

Other operating expenses due to the Adviser as of December 31 and September 30, 2013, totaled $15 and $18, respectively. In addition, as of September 30, 2013, other co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $0.2 million. These expenses were paid in full during the three months ended December 31, 2013 and have been included in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2013. There were no amounts due to Gladstone Investment as of December 31, 2013.

Notes to Former Employees

During the three months ended December 31, 2013 and 2012, we had outstanding notes receivables to certain former employees, who are now employees of the Adviser. The notes were for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The notes require the quarterly payment of interest at the market rate in effect at the date of issuance, have terms not exceeding ten years and have been recorded as a reduction of net assets. The notes are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment with the Adviser and the shares of common stock purchased with the proceeds of the notes are posted as collateral. We received $0 of principal repayments during the three months ended December 31, 2013 and 2012. We recognized interest income from all employee notes of $4 and $53 for the three months ended December 31, 2013 and 2012, respectively.

The following table is a summary of the remaining note issued to a current employee of the Adviser for the exercise of stock options as of December 31 and September 30, 2013:

Issue Date	Original Amount of Employee Note		Outstanding Balance of Employee Note As of December 31 and September, 2013	Maturity Date	Interest Rate on Note
Jul-06	275	(A)	175	Jul-15	8.26%

(A)

On September 7, 2010, we entered into a redemption agreements (the “Redemption Agreement”) Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Ms. Gladstone on July 13, 2006, in the principal amount of $0.3 million (the “Note”). Ms. Gladstone originally executed the Notes to facilitate her payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Note, we, together with Ms. Gladstone entered into a stock pledge agreements (the “Pledge Agreement”), pursuant to which Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge

Agreements), which included 18,334 shares of our common stock that Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). The Redemption Agreements provide that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreement, we reserved all of our existing rights under the Note and the Pledge Agreement, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. During the year ended September 30, 2013, Ms. Gladstone paid down $0.1 million of the principal of her Note, leaving a principal balance of $0.2 million outstanding as of December 31 and September 30, 2013. In connection with Ms. Gladstone’s pay downs of principal, we have not released any of our first priority security interests on her Pledged Shares.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our recourse note totaling, in aggregate, $0.2 million as of December 31, 2013 was recorded as a note receivable from employee and is included in the net assets section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2013, we determined that this note was still recourse.

NOTE 5. BORROWINGS

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (“Key Equipment”) as administrative agent. Keybank National Association (“Keybank”), Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day London Interbank Offered Rate (“LIBOR”) plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.7 million in April 2013 and $0.6 million in January 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of December 31 and September 30, 2013 and during the three months ended December 31, 2013 and 2012:

	December 31, 2013	September 30, 2013
Commitment amount	$137,000	$137,000
Borrowings outstanding	47,700	46,900
Availability	58,670	60,880

	Three Months Ended December 31,
	2013	2012
Weighted average borrowings outstanding	$33,145	$46,000
Effective interest rate(A)	4.9%	6.3%
Commitment (unused) fees incurred	$259	$231

(A)	Excludes the impact of deferred financing fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits payments on distributions to our stockholders to our aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of December 31, 2013, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2013, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $250.6 million, asset coverage of 345.9% and an active status as a BDC and RIC. In addition, we had 33 obligors in the borrowing base of our Credit Facility as of December 31, 2013. As of December 31, 2013, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31 and September 30, 2013, our Credit Facility was valued using Level 3 inputs and any changes in its fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31 and September 30, 2013, on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2013 and 2012:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2013	September 30, 2013
Credit Facility	$47,908	$47,102

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Three Months Ended December 31,
	2013	2012
Fair value as of September 30, 2013 and 2012, respectively	$47,102	$62,451
Borrowings	42,400	44,000
Repayments	(41,600)	(47,000)
Net unrealized appreciation (depreciation)(A)	6	(1,670)

Fair value as of December 31, 2013 and 2012, respectively	$47,908	$57,781

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012.

The fair value of the collateral under our Credit Facility was approximately $239.5 million and $229.3 million in aggregate as of December 31 and September 30, 2013, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

On July 15, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which was recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31 and September 30, 2013, the fair value of our interest rate cap agreement was $2 and $4, respectively. We record changes in the fair value of our interest rate cap agreement at quarter end based on the current market valuation at quarter end in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

Generally, we will estimate the fair value of our interest rate cap agreement using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31 and September 30, 2013, our interest rate cap agreement was valued using Level 3 inputs.

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

The shares of our Term Preferred Stock have a redemption date of December 31, 2016, and are currently traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. Our Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates in total to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, as of the date of redemption. In addition, the two other potential redemption triggers are as follows: (1) if we fail to maintain an asset coverage ratio of at least 200.0%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and (2) at our sole option, at any time on or after December 31, 2012, we may redeem part or all of the Term Preferred Stock. No redemptions of our outstanding Term Preferred Stock have been made as of December 31, 2013.

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the three months ended December 31, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	October 8, 2013	October 22, 2013	October 31, 2013	$0.14843750
	October 8, 2013	November 14, 2013	November 29, 2013	0.14843750
	October 8, 2013	December 16, 2013	December 31, 2013	0.14843750

		Three Months Ended December 31, 2013:		$0.44531250

2012	October 10, 2012	October 22, 2012	October 31, 2012	$0.14843750
	October 10, 2012	November 19, 2012	November 30, 2012	0.14843750
	October 10, 2012	December 19, 2012	December 31, 2012	0.14843750

		Three Months Ended December 31, 2012:		$0.44531250

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded this liability at cost as of December 31 and September 30, 2013. Therefore, the related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value of our Term Preferred Stock based on the last quoted closing price as of December 31 and September 30, 2013, was approximately $39.4 million and $40.0 million, respectively, and we consider our Term Preferred Stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder distributions declared and paid for the three months ended December 31, 2013 and 2012 were each approximately $0.7 million. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 8. COMMON STOCK

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on November 29, 2012, and subsequently filed a Pre-effective Amendment No. 1 on January 17, 2013 that the SEC declared effective on January 18, 2013. On December 23, 2013, we filed Post-Effective Amendment No. 1, which the SEC has not declared effective as of the date of this filing. Once declared effective, the Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under the Registration Statement.

NOTE 9. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$10,506	$8,366
Denominator for basic and diluted weighted average common shares	21,000,160	21,000,160

Basic and diluted net increase in net assets resulting from operations per common share	$0.50	$0.40

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

The federal income tax characterization of all distributions will be reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For each of the nine months ended September 30, 2013, approximately 92.0% of our common distributions were deemed to be paid from ordinary income, with the remainder of approximately 8.0% deemed to be from a return of capital. For each of October, November and December 2013, approximately 100.0% of our common distributions were deemed to be paid from ordinary income. For the calendar year ended December 31, 2012, approximately 92.0% of our common distributions were deemed to be paid from ordinary income with the remainder of approximately 8.0% deemed to be from a return of capital. The return of capital in both years resulted primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the three months ended December 31, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	October 8, 2013	October 22, 2013	October 31, 2013	$0.07
	October 8, 2013	November 14, 2013	November 29, 2013	0.07
	October 8, 2013	December 16, 2013	December 31, 2013	0.07

		Three Months Ended December 31, 2013:		$0.21

2012	October 10, 2012	October 22, 2012	October 31, 2012	$0.07
	October 10, 2012	November 19, 2012	November 30, 2012	0.07
	October 10, 2012	December 19, 2012	December 31, 2012	0.07

		Three Months Ended December 31, 2012:		$0.21

Aggregate distributions to our common stockholders declared and paid for the three months ended December 31, 2013 and 2012 were each approximately $4.4 million, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2014 will be determined at fiscal year end and cannot be determined at this time. For the fiscal year ended September 30, 2013, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account Term Preferred Stock dividends), which resulted in a partial return of capital equal to approximately $1.3 million. The return of capital primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of December 31, 2013, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liabilities recorded against the escrow amounts was $0.4 million and $0 as of December 31 and September 30, 2013, respectively, and are recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

For our investments in certain private equity funds, we may have uncalled capital commitments, depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of December 31 and September 30, 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes the dollar balances of our unused line of credit and uncalled capital commitments as of December 31 and September 30, 2013:

	December 31,	September 30,
	2013	2013
Unused line of credit commitments	$6,020	$6,524
Uncalled capital commitment	2,800	2,700

Total	$8,820	$9,224

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Three Months Ended December 31,
	2013	2012
Per Common Share Data
Net asset value at beginning of period(A)	$9.81	$8.98

Net investment income(B)	0.21	0.23
Net realized loss on investments(B)	(0.51)	(0.14)
Net unrealized appreciation of investments(B)	0.80	0.23
Net unrealized depreciation of other(B)	—	0.08
Distributions to common stockholders from net investment income(A)(C)	(0.21)	(0.21)

Net asset value at end of period(A)	$10.10	$9.17

Market value at beginning of period	$8.73	$8.75
Market value at end of period	9.57	8.16
Total return (D)	12.10%	(4.40)%
Common shares outstanding at end of period	21,000,160	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of period	$212,088	$192,520
Average net assets (E)	208,396	191,853
Senior Securities Data:
Borrowings under Credit Facility, at cost	47,700	55,800
Mandatorily redeemable preferred stock	38,497	38,497
Asset coverage ratio(F)	346%	305%
Asset coverage per unit(G)	$3,459	$3,049
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(H)	9.33%	10.78%
Ratio of net expenses to average net assets-annualized(I)	7.64	10.36
Ratio of net investment income to average net assets-annualized	8.46	10.13

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(D)

Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 10—Distributions to Common Stockholders. Total return is not annualized.

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

(G)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(H)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(I)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser.

NOTE 13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We have one unconsolidated subsidiary as of December 31, 2013 and for the three months ended December 31, 2013, that met the significance conditions of the SEC’s Regulation S-X. None of our unconsolidated subsidiaries as of December 31, 2012 and for the three months ended December 31, 2012 met the significance conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information is presented below for the three months ended December 31, 2013 and 2012 for RBC Acquisition Corp.

	Three Months Ended December 31,
Income Statement	2013	2012
Net sales	$4,012	$3,162
Gross profit	1,554	311
Net loss	(426)	(1,445)

NOTE 14. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to December 31, 2013, we invested $0.5 million in follow on investments to existing portfolio companies. We also received $8.0 million in scheduled and unscheduled principal repayments from existing portfolio companies, which included $7.8 million for the early payoff of Pop Radio, LLC, for which we received $0.1 million in prepayment fees.

Distributions to Stockholders

In January 2014, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
January 22	January 31	$0.07	$0.1484375
February 19	February 28	0.07	0.1484375
March 17	March 31	0.07	0.1484375

	Total for the Quarter	$0.21	$0.4453125

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts and as otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on November 20, 2013. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on November 20, 2013. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

OVERVIEW

General

We were incorporated under the Maryland General Corporation Law on May 30, 2001. We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We aim to maintain a portfolio consisting of approximately 95.0% debt investment and 5.0% equity investment, at cost.

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

We are externally managed by our investment adviser, Gladstone Management Corporation (the “Adviser”), a SEC registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Our shares of common stock and mandatorily redeemable preferred stock are traded on the NASDAQ Global Select Market under the trading symbols “GLAD” and “GLADP,” respectively.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain. Recently, we experienced the first U.S. government shutdown in 17 years along with a stalemate in the U.S. Congress over whether to raise the debt ceiling. Prior to this recent U.S. fiscal crisis, economic conditions generally appeared to be improving. The impacts from the 2008 recession in general, and the resulting disruptions in the capital markets in particular, have had lingering effects on our liquidity options and have increased our cost of debt and equity capital. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for prospective investment, are feeling the impacts of the uncertain economy. These political and economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease.

In addition, there has been increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt, resulting in lower yields for increasingly riskier investments. We do not know if market conditions will continue to improve or if adverse conditions will again intensify and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital. In summary, we believe we are in a protracted economic recovery; however, we do not know the full extent to which the impact of the lingering recessionary economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we are seeing a number of new investment opportunities that are consistent with our investment objectives and strategies. During the three months ended December 31, 2013, we invested an aggregate of $44.1 million in eight new proprietary and syndicate investments, resulting in a net expansion in our overall portfolio of five portfolio companies, due to two portfolio companies paying off early at par for an aggregate of $21.5 million and the sale of one of our portfolio companies.

In addition, in July 2012, the SEC granted us an exemptive order that expands our ability to co-invest with certain of our affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest has enhanced and will continue to enhance our ability to further our investment objectives and strategies. We co-invested with Gladstone Investment in three new proprietary investments during the three months ended December 31, 2013, as discussed under “—Investment Highlights.”

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our $137.0 million revolving line of credit (our “Credit Facility,” described more fully under “Liquidity and Capital Resources — Revolving Credit Facility”) that further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute to our stockholders at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual stockholder distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock.

We believe that market conditions have affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. On January 31, 2014, the closing market price of our common stock was $9.87, a 2.3% discount to our December 31, 2013, net asset value (“NAV”) per common share of $10.10. When our common stock trades below NAV per share, as it has consistently over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. At our Annual Meeting of Stockholders held on February 14, 2013, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming Annual Meeting of Stockholders scheduled for February 13, 2014, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

The current uncertain and volatile economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of December 31, 2013, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly for us to access in the near term. However, we believe that our recent Credit Facility amendments which decreased the interest rate on advances by removing the London Interbank Offered Rate (“LIBOR”) floor of 1.5% and extended the maturity one year until 2016 along with our ability to co-invest with Gladstone Investment and certain other affiliated investment funds, should increase our ability to make investments in businesses that we believe will help us achieve attractive long-term returns for our stockholders. Starting off the 2014 fiscal year, we have continued to focus on building our pipeline with deals that we believe are generally recession resistant and making investments that meet our objectives and strategies and provide appropriate returns, given the risks.

Investment Highlights

During the three months ended December 31, 2013, we invested an aggregate of $44.1 million in eight new portfolio companies and an aggregate of $0.8 million to existing portfolio companies. In addition, during the three months ended December 31, 2013, we sold our investment in one portfolio company and we received scheduled and unscheduled contractual principal repayments of approximately $24.7 million from existing portfolio companies, including two early payoffs. Since our initial public offering in August 2001, we have made 355 different loans to, or investments in, 180 companies for a total of approximately $1.3 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the three months ended December 31, 2013, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the three months ended December 31, 2013, we extended an aggregate of $35.1 million of investments to four new proprietary portfolio companies and an aggregate of $9.0 million to four new syndicated portfolio companies (The Active Network, Inc., ARSloane Acquisition, LLC, Envision Acquisition Company, LLC and Vitera Healthcare Solutions, LLC). Below are significant issuances and originations during the three months ended December 31, 2013:

•

In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”) through a combination of senior term debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc metal components for a diverse range of end markets. This was a co-investment with one of our affiliated funds, Gladstone Investment. Gladstone Investment invested an additional $16.3 million under the same terms as us.

•

In December 2013, we invested $5.5 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of senior term debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Investment participated as a co-investor by investing an additional $12.9 million under the same terms as us.

•

In December 2013, we invested $17.0 million in senior subordinated term debt in J.America, Inc. (“J.America”). J.America, headquartered in Webberville, Michigan, is a supplier of licensed decorated and undecorated apparel and headwear to collegiate, resort and military markets, wholesale distributors and apparel decorators.

•

In December 2013, we invested $5.6 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of senior term debt and equity. Meridian, headquartered in San Diego, CA, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Investment participated as a co-investor by investing an additional $13.0 million under the same terms as us.

Repayments and Sales:

During the three months ended December 31, 2013, 13 borrowers made principal repayments totaling $24.7 million in the aggregate, consisting of $23.7 million of unscheduled principal and revolver repayments, as well as $1.0 million in contractual principal amortization. Below are the significant repayments and exits during the three months ended December 31, 2013.

•

Included in the unscheduled principal payments were the net proceeds received from early payoffs at par of the following proprietary investments: Allen Edmonds Shoe Corporation (“Allen Edmonds”) of $19.5 million and Profit Systems Acquisition Co. (“Profit Systems”) of $2.0 million.

•

In December 2013, we sold our investment in LocalTel, LLC (“LocalTel”) for net proceeds that are contingent on an earn-out agreement, which resulted in a realized loss of $10.8 million recorded in the three months ended December 31, 2013. LocalTel had been on non-accrual status at the time of the sale.

Refer to Note 14—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to December 31, 2013.

Recent Developments

Executive Officers

On January 7, 2014, our Board of Directors appointed Robert L. Marcotte as the Company’s President. David Gladstone, the Company’s prior Interim President, will remain Chief Executive Officer and Chairman of the Company.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2013, to the Three Months Ended December 31, 2012

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,191	$8,180	$11	0.1%
Other income	201	1,648	(1,447)	(87.8)

Total investment income	8,392	9,828	(1,436)	(14.6)

EXPENSES
Base management fee	1,456	1,432	24	1.7
Incentive fee	974	1,215	(241)	(19.8)
Administration fee	203	150	53	35.3
Interest expense on borrowings	615	856	(241)	(28.2)
Dividend expense on mandatorily redeemable preferred stock	686	686	—	—
Amortization of deferred financing fees	315	256	59	23.0
Other expenses	611	575	36	6.3

Expenses before credits from Adviser	4,860	5,170	(310)	(6.0)
Credits to fees from Adviser	(878)	(201)	(677)	(336.8)

Total expenses net of credits	3,982	4,969	(987)	(19.9)

NET INVESTMENT INCOME	4,410	4,859	(449)	(9.2)

NET REALIZED AND UNREALIZED GAIN
Net realized loss on investments	(10,774)	(3,048)	(7,726)	(253.5)
Net unrealized appreciation of investments	16,877	4,885	11,992	245.5
Net unrealized (appreciation) depreciation of other	(7)	1,670	(1,677)	NM

Net gain from investments and other	6,096	3,507	2,589	73.8

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,506	$8,366	$2,140	25.6%

NM = Not Meaningful

Investment Income

Total interest income remained relatively consistent for the three months ended December 31, 2013, as compared to the prior year period, increasing slightly by 0.1%. This was due to an overall decrease in early payoffs during the December 31, 2013 quarter end, which was offset by the majority of new interest earning investments occurring at the end of the quarter. Over the last several quarters we have seen a slight increase in the weighted average yield on our interest-bearing investment portfolio. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2013, was $299.6 million, compared to $278.3 million for the prior year period, an increase of 7.7%. The annualized weighted average yield on our interest-bearing investment portfolio for the three months ended December 31, 2013 and 2012 was 11.6%. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments.

During the three months ended December 31, 2013, one of our portfolio companies was on non-accrual with a debt cost of approximately $29.2 million, or 9.2%, of the cost basis of all debt investments in our portfolio. During the prior year period, four portfolio companies were on non-accrual, for an aggregate of $56.6 million at cost, or 16.4%, of the cost basis of all debt investments in our portfolio. During the three months ended December 31, 2013, we sold our investment in one portfolio company that had been on non-accrual status. See “Overview — Investment Highlights” for more information. There were no new non-accruals added and no non-accruals placed on accrual during the three months ended December 31, 2013.

Other income decreased by 87.8% for the three months ended December 31, 2013, as compared to the prior year period. Other income for the three months ended December 31, 2013, consisted of $0.2 million in success fees received related to the sale of substantially all of the assets of Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments at par in September 2013. Other income for the three months ended December 31, 2012, consisted primarily of $1.1 million in success fees received from the early payoff of Westlake Hardware, Inc. (“Westlake”) at par during the period. In addition, we received prepayment fees in the aggregate of $0.5 million during the three months ended December 31, 2012, related to the early payoffs of four syndicate investments during the period. No prepayment fees were received during the three months ended December 31, 2013.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2013		Three Months Ended December 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$34,219	12.1%	$817	9.7%
Midwest Metal Distribution, Inc.	18,098	6.4	561	6.7
J.America, Inc.(A)	17,000	6.0	26	0.3
Francis Drilling Fluids, Ltd.	14,773	5.2	462	5.5
AG Transportation Holdings, LLC	13,065	4.6	461	5.5

Subtotal—five largest investments	97,155	34.3	2,327	27.7
Other portfolio companies	186,051	65.7	6,061	72.2
Other non-portfolio company revenue	—	—	4	0.1

Total Investment Portfolio	$283,206	100.0%	$8,392	100.0%

	As of December 31, 2012		Three Months Ended December 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$25,867	9.6%	$810	8.2%
Allen Edmonds Shoe Corporation(B)(C)	19,483	7.2	79	0.8
Midwest Metal Distribution, Inc.	17,847	6.6	565	5.7
Francis Drilling Fluids, Ltd.	15,473	5.7	460	4.7
AG Transportation Holdings, LLC.(B)	14,000	5.2	40	0.4

Subtotal—five largest investments	92,670	34.3	1,954	19.8
Other portfolio companies	177,843	65.7	7,820	79.6
Other non-portfolio company revenue	—	—	54	0.6

Total Investment Portfolio	$270,513	100.0%	$9,828	100.0%

(A)	Investment added in December 2013.
(B)	Investments added in December 2012.
(C)	Investment exited in December 2013.

Operating Expenses

Operating expenses, net of credits from the Adviser, decreased for the three months ended December 31, 2013, by 19.9%, as compared to the prior year period. This decrease was primarily due to decreases in interest expense on our Credit Facility and in incentive fees.

Interest expense decreased by 28.2% for the three months ended December 31, 2013, as compared to the prior year period, primarily due to decreased borrowings throughout the quarter under our Credit Facility. The weighted average balance outstanding on our Credit Facility during the three months ended December 31, 2013, was approximately $33.1 million, as compared to $46.0 million in the prior year period, a decrease of 27.9%. Additionally, the decrease in interest expense for the three months ended December 31, 2013, as compared to the prior year period, was due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

The decrease of $0.8 million in net incentive fees earned by the Adviser during the three months ended December 31, 2013, as compared to the prior year period, was due to primarily to the incentive fee waiver in the current period. An incentive fee was earned by the Adviser during the three months ended December 31, 2013; however, the incentive fee was partially waived by the Adviser to ensure distributions to stockholders were covered entirely by net investment income. There was no incentive fee waiver in the prior year period.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2013	2012
Average total assets subject to base management fee(A)	$291,200	$286,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,456	$1,432
Credit for fees received by Adviser from the portfolio companies	(333)	(140)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(30)	(61)

Net Base Management Fee	$1,093	$1,231

Incentive fee(B)	974	1,215
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(515)	—

Net Incentive Fee	$459	$1,215

Credit for fees received by Adviser from the portfolio companies	(333)	(140)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(30)	(61)
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(515)	—

Credit to Fees from Adviser(B)	$(878)	$(201)

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

Realized Losses and Unrealized Appreciation on Investments

Net Realized Losses

For the three months ended December 31, 2013, we recorded a net realized loss on investments of $10.8 million related to the sale of LocalTel.

For the three months ended December 31, 2012, we recorded a net realized loss on investments of $3.0 million, which primarily related to the sale of Viapack, Inc. (“Viapack”) for a realized loss of $2.4 million and the write off of Access Television Network, Inc. (“Access TV”) of $0.9 million. These realized losses were partially offset by the aggregate realized gains of $0.2 million from unamortized discounts from several early payoffs of syndicate investments during the quarter as well as escrowed proceeds received in connection with our exit in fiscal year 2012 of our investment in Newhall Holdings Inc.

Net Unrealized Appreciation

Net unrealized appreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended December 31, 2013, we recorded net unrealized appreciation of investments in the aggregate amount of $16.9 million, which included the reversal of $10.2 million in cumulative unrealized depreciation related to the sale of LocalTel. Excluding reversals, we had $6.7 million in net unrealized appreciation for the three months ended December 31, 2013. Over our entire portfolio, the net unrealized appreciation (excluding reversals) was comprised of approximately $3.2 million on our debt investments and approximately $3.5 million on our equity investments for the three months ended December 31, 2013.

The net realized losses and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2013, were as follows:

	Three Months Ended December 31, 2013
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
RBC Acquisition Corp.	$—	$3,256	$—	$3,256
GFRC Holdings, LLC	—	1,728	45	1,773
Sunshine Media Holdings	—	1,462	—	1,462
Funko, LLC	—	648	—	648
Saunders & Associates	—	493	—	493
International Junior Golf Training Acquisition Company	—	(251)	—	(251)
Heartland Communications Group	—	(363)	—	(363)
LocalTel, LLC	(10,774)	—	10,218	(556)
Targus Group International, Inc.	—	(793)	—	(793)
Other, net (<$250)	—	556	(122)	434

Total:	$(10,774)	$6,736	$10,141	$6,103

The largest drivers of our net unrealized appreciation (excluding reversals) for the three months ended December 31, 2013, was due to several portfolio companies’ increased financial and operational performance and, to a lesser extent, the increase in certain comparable multiples used for equity valuations during the period, most notably that of RBC Acquisition Corp.

During the three months ended December 31, 2012, we recorded net unrealized appreciation of investments in the aggregate amount of $4.9 million, which included the reversal of $8.0 million in aggregate cumulative unrealized depreciation primarily related to the sale of Viapack and the write off of Access TV. Excluding reversals, we had $3.2 million in net unrealized depreciation for the three months ended December 31, 2012. Over our entire portfolio, the net unrealized depreciation (excluding reversals) consisted of approximately $2.1 million on our debt investments and approximately $1.1 million on our equity investments for the three months ended December 31, 2012.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2012, were as follows:

	Three Months Ended December 31, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Viapack, Inc.	$(2,407)	$—	$6,660	$4,253
Access Television Network, Inc.	(903)	—	903	—
Westlake Hardware, Inc.	—	—	640	640
International Junior Golf Training Acquisition Company	—	424	—	424
BAS Broadcasting	—	(373)	—	(373)
RBC Acquisition Corp.	—	(415)	—	(415)
Lindmark Acquisition LLC	—	(538)	—	(538)
GFRC Holdings, LLC	—	(590)	—	(590)
Legend Communications of Wyoming LLC	—	(710)	—	(710)
Defiance Integrated Technologies, Inc.	—	(1,197)	—	(1,197)
Other, net (<$250)	262	236	(155)	343

Total:	$(3,048)	$(3,163)	$8,048	$1,837

The largest drivers of our net unrealized appreciation for the three months ended December 31, 2012, were the reversals of cumulative unrealized depreciation on Viapack of $6.7 million, Access TV of $0.9 million and Westlake of $0.6 million, all related to sales, write offs or payoffs during the period. This net unrealized appreciation was partially offset by unrealized depreciation on Defiance Integrated Technologies, Inc. of $1.2 million, Legend Communications of Wyoming, LLC of $0.7 million and GFRC Holdings, LLC of $0.6 million, which were both due primarily to a decline in these portfolio companies’ financial and operational performance during the period.

As of December 31, 2013, the fair value of our investment portfolio was less than its cost basis by approximately $58.5 million, and our entire investment portfolio was valued at 82.9% of cost, as compared to cumulative net unrealized depreciation of $75.4 million and a valuation of our entire portfolio at 77.3% of cost as of September 30, 2013. This decrease quarter over quarter represents net unrealized appreciation of our investments of $16.9 million for the three months ended December 31, 2013. Of our current investment portfolio, 14 portfolio companies originated before December 31, 2007, representing 41.6% of the entire cost basis of our portfolio, were valued at 69.5% of cost and include our one investment on non-accrual status. Our 38 portfolio companies originating after December 31, 2007, representing 58.4% of the entire cost basis of our portfolio, were valued at 92.4% of cost, none of which are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of December 31, 2013, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

Net unrealized (appreciation) depreciation of other includes the net change in the fair value of our Credit Facility and our interest rate swap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended December 31, 2013, we recorded net unrealized appreciation of borrowings of $6 compared to net unrealized depreciation of borrowings of $1.7 million for the three months ended December 31, 2012. Our Credit Facility was fair valued at $47.9 million and $47.1 million as of December 31 and September 30, 2013, respectively. Our interest rate swap was fair valued at $2 and $4 as of December 31 and September  30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities is primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as cash proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash used in operating activities during the three months ended December 31, 2013, was $1.2 million, as compared to net cash provided by operating activities of $8.9 for the three months ended December 31, 2012. The decrease was primarily due to a decrease in principal repayments during the three months ended December 31, 2013.

As of December 31, 2013, we had loans to, syndicated participations in and/or equity investments in 52 private companies with an aggregate cost basis of approximately $341.7 million. As of December 31, 2012, we had loans to, syndicated participations in and/or equity investments in 48 private companies with an aggregate cost basis of approximately $356.7 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2013 and 2012 at fair value:

	Three Months Ended December 31,
	2013	2012
Beginning investment portfolio at fair value	$256,878	$273,960
New investments	44,111	50,227
Disbursements to existing portfolio companies	770	1,591
Scheduled principal repayments	(930)	(1,672)
Unscheduled principal repayments	(23,737)	(48,924)
Proceeds from sales	—	(5,918)
Net unrealized appreciation (depreciation)	6,736	(3,163)
Reversal of prior period depreciation on realization	10,141	8,048
Net realized loss	(10,732)	(3,162)
Increase in investment balance due to PIK(A)	53	—
Net change in premiums, discounts and amortization	(84)	(474)

Investment Portfolio at Fair Value	$283,206	$270,513

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2013:

For the Fiscal Year Ending September 30:		Amount
For the remaining nine months ending September 30:	2014	$58,916
	2015	44,603
	2016	75,747
	2017	16,657
	2018	46,145
	Thereafter	77,458

	Total contractual repayments	$319,526
	Equity investments	23,224
	Adjustments to cost basis on debt investments	(1,033)

	Total Cost Basis of Investments Held at December 31, 2013:	$341,717

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2013 and 2012, was $3.6 and $7.4 million, respectively, and consisted primarily of distributions to common stockholders of $4.4 million during each period and net repayments on our Credit Facility of $3.0 million during the three months ended December 31, 2012.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions to stockholders that we can pay out to be no greater than our net investment income in each fiscal year. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the three months from October 2013 through December 2013, which totaled an aggregate of $4.4 million. In January 2014, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February and March 2014. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2014.

For the fiscal year ended September 30, 2013, which includes the three months ended December 31, 2012, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for the fiscal year. For our fiscal year ended September 30, 2013, our common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our preferred stock dividends), which resulted in a partial return of capital of approximately $1.3 million. The return of capital was primarily due to our accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes. The federal income tax characterization of the common distributions declared and paid to our stockholders for our fiscal year ending September 30, 2014 will be determined at our fiscal year end and cannot be determined at this time.

Preferred Stock Distributions

We also declared and paid monthly cash distributions of $0.1484375 per share of our 7.125% Series 2016 Term Preferred Stock (our “Term Preferred Stock”) for each of the three months from October 2013 through December 2013, which totaled an aggregate of $0.7 million. In January 2014, our Board of Directors declared a monthly distribution of $0.1484375 per share of Term Preferred Stock for each of January, February and March 2014. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an operating expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and have been characterized as ordinary income to our preferred stockholders since the Term Preferred Stock was issued in November 2011.

Equity

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on November 29, 2012, and subsequently filed a Pre-effective Amendment No. 1 on January 17, 2013 that the SEC declared effective on January 18, 2013. On December 23, 2013, we filed Post-Effective Amendment No. 1, which the SEC has not declared effective as of the date of this filing. Once declared effective, the Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under the Registration Statement.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has consistently traded over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of January 31, 2014, our closing market price was $9.87 per common share, a 2.3% discount to our December 31, 2013 NAV per common share. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering to existing common stockholders.

At our Annual Meeting of Stockholders held on February 14, 2013, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 13, 2014, our stockholders will again be asked to vote in favor of renewing this proposal for another year. We have not issued any common stock since February 2008 and have never issued common stock below NAV share.

Term Preferred Stock

Pursuant to our prior registration statement, in November 2011, we completed a public offering of 1.5 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us were approximately $36.4 million and were used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which have been recorded as an asset in accordance with GAAP and are being amortized over the redemption period ending December 31, 2016. No preferred stock had been issued prior to this issuance and we have not issued any additional preferred stock since November 2011.

Our Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates in total to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. Our Term Preferred Stock has a preference over our common stock with respect to these dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on our Term Preferred Stock have been paid in full. In addition, the two other potential redemption triggers for our Term Preferred Stock are as follows: (1) if we fail to maintain an asset coverage ratio (as calculated under Section 18(h) of the 1940 Act) of at least 200.0%, we are required to redeem a portion of our outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger; and (2) at our sole option, at any time on or after December 31, 2012. No redemptions of our outstanding Term Preferred Stock have been made to date.

Our Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks. In addition, our Term Preferred Stock is not convertible into our common stock or any other security.

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (“Key Equipment”) as administrative agent. Keybank, Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.7 million in April 2013 and $0.6 million in January 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also generally limits payments on distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability credit under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of December 31, 2013, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2013, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $250.6 million, asset coverage of 345.9% and an active status as a BDC and RIC. In addition, we had 33 obligors in the borrowing base of our Credit Facility as of December 31, 2013. As of December 31, 2013 we were in compliance with all of our Credit Facility covenants.

On July 15, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31 and September 30, 2013, the fair value of our interest rate cap agreement was $2 and $4, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of December 31 and September 30, 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes our contractual obligations as of December 31, 2013, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Credit Facility(B)	$—	$47,700	$—	$—	$47,700
Term Preferred Stock	—	38,497	—	—	38,497
Interest on contractual obligations(C)	4,169	9,848	—	—	14,017

Total	$4,169	$96,045	$—	$—	$100,214

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $8.8 million as of December 31, 2013.

(B)

Principal balance of borrowings under our Credit Facility, based on the current contractual maturity as of December 31, 2013 due to the revolving nature of the facility. In April 2013, we amended our Credit Facility to extend the revolver period end date until January 2016.

(C)

Includes estimated interest payments on our Credit Facility and dividend obligations on our Term Preferred Stock. The amount of interest calculated for purposes of this table was based upon rates and balances of our Credit Facility as of December 31, 2013. Dividend payments on our Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions to stockholders through the date of mandatory redemption.

Of our interest bearing debt investments as of December 31, 2013, 46.9% have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we do not recognize success fees as income until they are received in cash. As a result, as of December 31, 2013, we have an aggregate off-balance sheet success fee receivable of $15.3 million, or approximately $0.73 per common share, on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

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

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value by focusing on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value assessment. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include the Adviser’s own assumptions based upon the best available information.

As of December 31 and September 30, 2013, all of our investments were valued using Level 3 inputs. See Note 3—Investments in our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

General Valuation Policy

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

Valuation Methods

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of December 31 and September 30, 2013, we did not have any investments in publicly traded securities.

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

As of December 31 and September 30, 2013, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Adviser may also submit PIK interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, the Adviser has engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE will only evaluate the debt portion of our investments for which the Adviser specifically requests evaluation, and may decline to make requested evaluations for any reason, at its sole discretion. Quarterly, the Adviser collects data with respect to the investments (which includes portfolio company financial and operational performance and the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder). This portfolio company data is then forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that the Adviser has assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities are submitted to our Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when the Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, the Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, the Adviser makes its own determination about the value of these investments in accordance with our Policy using the methods described herein.

(B)	Portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

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

(C)

Portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting

Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and the its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

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

Other Valuation Considerations

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

Credit Information

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold board seats and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates the credit statistics.

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

For the debt securities for which the Adviser does not use a third-party NRSRO risk rating, it seeks to have its risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of the Adviser’s risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because the Adviser’s system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. The Adviser believes its risk rating would be higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, the Adviser’s risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when the Adviser uses its risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The Adviser believes the primary difference between the it’s risk rating and the rating of a typical NRSRO is that the Adviser’s risk rating uses more quantitative determinants and includes qualitative determinants that it believes are not used in the NRSRO rating. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The scale below gives an indication of the probability of default and the magnitude of the expected loss if there is a default.

Adviser’s System	First NRSRO	Second NRSRO	Description(A)
>10	Baa2	BBB	Probability of Default (PD) during the next 10 years is 4.0% and the Expected Loss upon Default (EL) is 1.0% or less
10	Baa3	BBB-	PD is 5% and the EL is 1.0% to 2.0%
9	Ba1	BB+	PD is 10% and the EL is 2.0% to 3.0%
8	Ba2	BB	PD is 16% and the EL is 3.0% to 4.0%
7	Ba3	BB-	PD is 17.8% and the EL is 4.0% to 5.0%
6	B1	B+	PD is 22% and the EL is 5.0% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8.0%
4	B3	B-	PD is 27% and the EL is 8.0% to 10.0%
3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20.0%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(A)

The default rates set forth are for a 10 year term debt security. If a debt security is less than 10 years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on this risk rating scale.

The following table lists the risk ratings for all non-syndicated loans in our portfolio as of December 31 and September 30, 2013, representing approximately 78.0% and 80.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2013	As of September 30, 2013
Highest	10.0	10.0
Average	5.8	5.9
Weighted Average	5.6	5.5
Lowest	2.0	2.0

For syndicated loans that are currently rated by an NRSRO, the Adviser risk rates such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31 and September 30, 2013, representing approximately 16.3% and 13.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2013	As of September 30, 2013
Highest	BBB-/Ba2	B+/NR
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	CCC+/Caa2	CCC/Caa1

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. As of December 31 and September 30, 2013, these loans represented 5.7% and 5.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2013	As of September 30, 2013
Highest	5.0	5.0
Average	4.5	4.5
Weighted Average	4.6	4.6
Lowest	4.0	4.0

Tax Status

Federal Income Taxes

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to our stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income, as defined by the Code. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectable. As of December 31, 2013, one portfolio company was on non-accrual with a debt cost basis of approximately $29.2 million, or 9.2% of the cost basis of all debt investments in our portfolio, and a debt fair value of approximately $7.3 million, or 2.8% of the fair value of all debt investments in our portfolio. As of September 30, 2013, two portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio.

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

As of December 31 and September 30, 2013, we had 22 and 19 original OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $61 and $72 for the three months ended December 31, 2013 and 2012, respectively. The unamortized balance of OID investments as of December 31 and September 30, 2013 totaled $1.1 million and $1.0 million, respectively. As of December 31, 2013, we had four investments which had a PIK interest component, and as of September 30, 2013, we had three investments which had a PIK interest component. We recorded PIK income of $92 and $53 for the three months ended December 31, 2013 and 2012, respectively. We collected $0 PIK interest in cash during the three months ended December 31, 2013 and 2012, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We received $0.2 million of success fees during the three months ended December 31, 2013, which resulted from our sale of substantially all of the assets in Lindmark, and the ensuing pay down of our debt investments at par in September 2013. We received $1.1 million of success fees during the three months ended December 31, 2012, which resulted from our exit of Westlake at par during the period. As of December 31 and September 30, 2013, we had an aggregate off-balance sheet success fee receivable of approximately $15.3 million and $14.8 million, respectively, on our accruing debt investments.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. During the three months ended December 31, 2013, we did not receive any prepayment fees. During the three months ended December 31, 2012, we received an aggregate of $0.5 million in prepayment fees which resulted from the early payoffs of four of our syndicated loans during the period.

Dividend income on preferred equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the three months ended December 31, 2013 and 2012, we did not record or collect any dividend income on our preferred equity investments.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description and our adoption of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We target to have approximately 10.0% of the loans in our portfolio at fixed rates, with approximately 90.0% made at variable rates or variable rates with a floor. As of December 31, 2013, our portfolio consisted of the following:

86.4%	variable rates
13.6%	fixed rates

100.0%	total

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate.

In July 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notational amount at the one month

LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on our Credit Facility, which are at variable rates. The use of a cap agreement involves risks that are different from those associated with ordinary portfolio securities transactions. Cap agreements may be considered to be illiquid. Although we will not enter into any such agreements unless we believe that the other party to the transaction is credit worthy, we bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty. As of December 31, 2013, our interest rate cap agreement had a minimal fair value.

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2013 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on November 20, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our capital stock. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on November 20, 2013.

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
Melissa Morrison
Chief Financial Officer

Date: February 3, 2014

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.4	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.5	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.6	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 7.125% Series 2016 Term Preferred Stock, incorporated by reference to Exhibit 2.d.5 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.