Form 10-Q
period 2014-03-31
GLADSTONE CAPITAL CORP
filed 2014-04-30
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of April 29, 2014 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,	September 30,
	2014	2013
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $233,134 and $218,713, respectively)	$208,527	$181,870
Affiliate investments (Cost of $59,757 and $9,440, respectively)	57,826	10,787
Control investments (Cost of $62,880 and $104,113, respectively)	26,967	64,221

Total investments at fair value (Cost of $355,771 and $332,266, respectively)	293,320	256,878

Cash and cash equivalents	6,390	13,900
Restricted cash and cash equivalents	1,031	1,176
Interest receivable	2,326	2,488
Due from custodian	1,929	16,473
Deferred financing fees	2,531	3,086
Other assets	819	1,090

TOTAL ASSETS	$308,346	$295,091

LIABILITIES
Borrowings at fair value (Cost of $60,200 and $46,900, respectively)	$60,514	$47,102
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 1,539,882 shares issued and outstanding	38,497	38,497
Accounts payable and accrued expenses	345	494
Interest payable	191	170
Fees due to Adviser(A)	1,666	1,706
Fee due to Administrator(A)	213	126
Other liabilities	1,344	1,004

TOTAL LIABILITIES	$102,770	$89,099

Commitments and contingencies(B)
NET ASSETS	$205,576	$205,992

COMPONENTS OF NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized and 21,000,160 shares issued and outstanding	$21	$21
Capital in excess of par value	322,936	322,936
Note receivable from employee(A)	(175)	(175)
Cumulative net unrealized depreciation of investments	(62,451)	(75,388)
Cumulative net unrealized appreciation of other	(375)	(260)
Overdistributed net investment income	(100)	(100)
Accumulated net realized losses	(54,280)	(41,042)

TOTAL NET ASSETS	$205,576	$205,992

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$9.79	$9.81

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$6,285	$6,835	$12,684	$14,149
Affiliate investments	874	—	1,093	—
Control investments	1,008	1,545	2,577	2,357
Cash and cash equivalents	—	1	—	2
Notes receivable from employees(A)	4	43	8	96

Total interest income	8,171	8,424	16,362	16,604
Other income:
Non-Control/Non-Affiliate investments	960	—	961	1,648
Control investments	200	—	400	—

Total investment income	9,331	8,424	17,723	18,252

EXPENSES
Base management fee(A)	1,504	1,419	2,960	2,851
Incentive fee(A)	1,121	953	2,095	2,168
Administration fee(A)	213	187	416	337
Interest expense on borrowings	669	803	1,284	1,659
Dividend expense on mandatorily redeemable preferred stock	686	686	1,372	1,372
Amortization of deferred financing fees	315	329	630	585
Professional fees	337	35	627	293
Other general and administrative expenses	328	241	649	558

Expenses before credits from Adviser	5,173	4,653	10,033	9,823
Credits to fees from Adviser(A)	(327)	(639)	(1,205)	(840)

Total expenses net of credits	4,846	4,014	8,828	8,983

NET INVESTMENT INCOME	4,485	4,410	8,895	9,269

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	(2,610)	30	(2,610)	(611)
Control investments	71	—	(10,703)	(2,407)

Total net realized (loss) gain	(2,539)	30	(13,313)	(3,018)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	10,141	(1,772)	12,237	(1,858)
Affiliate investments	(6,339)	—	(6,495)	—
Control investments	(7,742)	(5,861)	7,195	(890)
Other	(108)	430	(115)	2,100

Total net unrealized (depreciation) appreciation	(4,048)	(7,203)	12,822	(648)

Net realized and unrealized loss	(6,587)	(7,173)	(491)	(3,666)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,102)	$(2,763)	$8,404	$5,603

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21	$0.42	$0.44

Net (decrease) increase in net assets resulting from operations	$(0.10)	$(0.13)	$0.40	$0.27

Dividends declared and paid per share	$0.21	$0.21	$0.42	$0.42

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	21,000,160	21,000,160	21,000,160	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
OPERATIONS
Net investment income	$8,895	$9,269
Net realized loss on investments	(13,313)	(3,018)
Net unrealized appreciation (depreciation) of investments	12,937	(2,748)
Net unrealized (appreciation) depreciation of other	(115)	2,100

Net increase in net assets resulting from operations	8,404	5,603

DISTRIBUTIONS
Distributions to common stockholders	(8,820)	(8,820)

CAPITAL TRANSACTIONS
Repayment of principal on employee notes(A)	—	1,800
NET DECREASE IN NET ASSETS	(416)	(1,417)
NET ASSETS, BEGINNING OF PERIOD	205,992	188,564

NET ASSETS, END OF PERIOD	$205,576	$187,147

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,404	$5,603
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(79,801)	(60,826)
Principal repayments on investments	38,415	55,007
Net proceeds from sale of investments	4,700	5,918
Increase in investment balance due to paid-in-kind interest	(128)	(39)
Net change in premiums, discounts and amortization	(34)	526
Net realized loss on investments	13,343	3,146
Net unrealized (appreciation) depreciation of investments	(12,937)	2,748
Net unrealized appreciation (depreciation) of other	115	(2,100)
Decrease (increase) in restricted cash and cash equivalents	145	(657)
Amortization of deferred financing fees	630	585
Decrease (increase) in interest receivable	162	(481)
Decrease in due from custodian	14,544	1,225
Decrease in other assets	268	223
Decrease in accounts payable and accrued expenses	(149)	(31)
Increase (decrease) in interest payable	21	(45)
Decrease in fees due to Adviser(A)	(40)	(794)
Increase in fee due to Administrator(A)	87	13
Increase (decrease) in other liabilities	340	(199)

Net cash (used in) provided by operating activities	(11,915)	9,822

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	77,200	51,500
Repayments on borrowings	(63,900)	(54,900)
Deferred financing fees	(75)	(661)
Distributions paid to common stockholders	(8,820)	(8,820)
Receipt of principal on employee notes	—	1,800

Net cash provided by (used in) financing activities	4,405	(11,081)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,510)	(1,259)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,900	9,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,390	$8,598

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M):
Non-syndicated investments:
AG Transportation Holdings, LLC	Cargo transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,859	$13,016
		Member Profit Participation (18.0% ownership)(F) (G)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (G)		244	—

				14,103	13,016
Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	601
		Senior Term Debt (8.3%, Due 9/2018)(D)	2,875	2,875	2,879
		Senior Term Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,427

				8,875	8,907
Alloy Die Casting Co.	Diversified/conglomerate manufacturing	Senior Term Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,255
		Preferred Stock (1,742 shares)(D) (G)		1,742	835
		Common Stock (270 shares)(F) (G)		18	—

				6,995	6,090
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Senior Term Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,286
		Preferred Stock (1,253 shares)(F) (G) (K)		1,253	1,180

				5,528	5,466
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	168	168	118
Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,812
		Preferred Equity Units (999 units)(F) (G)		892	153
		Common Equity Units (999 units)(F) G)		1	—

				15,893	14,965
Funko, LLC	Personal and non-durable consumer products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,587	7,587	7,729
		Preferred Equity Units (1,305 units)(F) (G)		1,305	2,276

				8,892	10,005
GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $250 available (10.5%, Due 5/2014)(D)	150	150	108
		Senior Term Debt (10.5%, Due 6/2016)(D)	4,924	4,924	3,496
		Senior Subordinated Term Debt (13.0%, Due 6/2016)(D)	6,598	6,598	4,685

				11,672	8,289
Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2014)(D) (H)	100	100	65
		Line of Credit, $0 available (10.0%, Due 3/2014)(D) (H)	100	100	65
		Senior Term Debt (5.0%, Due 3/2014)(D) (H)	4,342	4,342	781
		Common Stock Warrants (8.8% ownership)(F) (G)		66	—

				4,608	911
International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $0 available (11.0%, Due 5/2014)(D)	2,250	2,250	956
		Senior Term Debt (10.5%, Due 5/2014)(D)	61	61	25
		Senior Term Debt (12.5%, Due 5/2014)(C) (D)	2,700	2,700	1,215

				5,011	2,196
J.America, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (10.4%, Due 12/2019)(D)	7,500	7,500	7,556
		Senior Subordinated Term Debt (11.5%, Due 12/2019)(D)	9,500	9,500	9,571

				17,000	17,127
Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (8.4% ownership, $2,800 uncalled capital commitment)(G) (L)		173	68
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 1/2014)(D)	6,699	6,699	3,705

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) (Continued):
Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018)(D)	$4,140	$4,140	$4,145
		Preferred Stock (1,449 shares)(F) (G)		1,449	1,486

				5,589	5,631
North American Aircraft Services, LLC	Aerospace and defense	Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	1,750	1,750	1,773
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,873
		Common Stock Warrants (35,000 shares)(F) (G)		350	1,185

				4,920	5,831
Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D)	1,433	1,433	1,395
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (13.0%, Due 3/2014)(D)	1,000	1,000	655
		Senior Term Debt (13.0%, Due 3/2014)(D)	4,125	4,125	2,702
		Senior Term Debt (13.0%, Due 3/2014)(C) (D)	4,053	4,053	2,645

				9,178	6,002
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	839
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	8,186

				9,864	9,025
Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (8.5%, Due 2/2016)(F)	6,026	6,026	1,434
Thibaut Acquisition Co.	Home and office furnishings, housewares and durable consumer products	Line of Credit, $1,000 available (9.0%, Due 8/2014)(D)	—	—	—
		Senior Term Debt (12.0%, Due 8/2014)(C) (D)	2,238	2,238	2,305

				2,238	2,305
WadeCo Specialties Inc.	Oil and gas	Line of Credit, $1,825 available (8.0%, Due 3/2015)(I)	175	175	175
		Senior Term Debt (8.0%, Due 3/2019)(I)	4,500	4,500	4,500
		Senior Term Debt (12.0%, Due 3/2019)(I)	4,500	4,500	4,500
		Common Stock (1,000 shares)(G) (I)		250	250

				9,425	9,425
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	450	450	351
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,200
		Common Stock Warrants (77,287 shares)(F) (G)		350	—

				4,800	3,551

Subtotal – Non-syndicated investments				$159,090	$135,462

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0% and 1.5% PIK, Due 3/2016)(E)	$7,317	$7,248	$7,024
Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	10,000	9,991	9,975
ARSloane Acquisition, LLC	Printing and publishing	Senior Subordinated Term Debt (11.8%, Due 9/2020)(E)	5,000	4,921	5,050
Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	998	940
Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,972	3,030
Envision Acquisition Company, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.8%, Due 11/2021)(E)	2,500	2,452	2,512
First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,500	4,471	4,556
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	4,000	3,986	4,000
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,919	5,000

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) (Continued):
RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	$2,000	$1,965	$2,010
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	497	501
Steinway Musical Instruments, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	250	247	257

SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,932	3,950
Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,226	9,126	7,658
The Active Network, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	1,000	995	1,020
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,946	11,055
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.3%, Due 11/2021)(E)	500	493	505

W3, Co.	Oil and gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	499
Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020)(E)	3,000	2,947	3,030
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Stock (333 shares)(F) (G)		333	493
		Junior Preferred Stock (111 shares)(F) (G)		111	—
		Common Stock (1,874 shares)(F) (G)		—	—

				444	493

Subtotal - Syndicated investments				$74,044	$73,065

Total Non-Control/Non-Affiliate Investments (represented 71.1% of total investments at fair value)				$233,134	$208,527

AFFILATE INVESTMENTS(N):
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D)	7,000	7,000	7,088
		Preferred Equity Units (4,400 units)(F) (G)		440	—
		Common Equity Units (4,400 units)(F) (G)		—	—

				7,440	7,088
Edge Adhesives Holdings, Inc.	Diversified/Conglomerate manufacturing	Line of Credit, $470 available (12.5%, Due 8/2014)(I)	530	530	530
		Senior Term Debt (12.5%, Due 2/2019)(I)	6,200	6,200	6,200
		Senior Subordinated Term Debt (13.75%, Due 2/2019)(I)	1,600	1,600	1,600
		Preferred Stock (2,316 share)(G) (I)		2,316	2,316

				10,646	10,646
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(G) (J)		2,000	3,347

Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Senior Subordinated Term Debt (12.0%, Due 3/2020)(I)	6,000	6,000	6,000
		Common Stock (100,000 shares)(G) (I)		1,000	1,000

				7,000	7,000
RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F)	6,910	6,910	6,910
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F)	6,000	6,000	6,000
		Preferred Stock (3,999,000 shares)(F) (G) (K)		3,999	1,443
		Common Stock (2,000,000 shares)(F) (G)		370	—

				32,671	29,745

Total Affiliate Investments (represented 19.7% of total investments at fair value)				$59,757	$57,826

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(O):
Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,705	$6,705	$6,705
		Common Stock (15,500 shares)(F) (G)		1	3,126

				6,706	9,831
Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (25.0%, Due Upon Demand)(F)	—	—	—
		Success Fee on Senior Subordinated Term Debt(F)		—	947
		Common Stock (100 shares)(F) (G)		317	—
				317	947
Midwest Metal Distribution, Inc.	Mining, steel, iron and non- precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(F)	18,281	18,281	7,947
		Preferred Stock (2,175 shares)(F) (G) (K)		2,175	—
		Common Stock (501 shares)(F) (G)		138	—

				20,594	7,947
Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014)(D) (H)	1,600	1,600	448
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	4,744
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	3,050
		Preferred Stock (15,270 shares)(F) (G) (K)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—
		Common Stock Warrants (72 shares)(F) (G)		—	—

				35,263	8,242

Total Control Investments (represented 9.2% of total investments at fair value)				$62,880	$26,967

TOTAL INVESTMENTS				$355,771	$293,320

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent cash interest rates in effect as of March 31, 2014, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	Last out tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. We also considered discounted cash flow methodologies.
(E)	Security fair valued based on the indicative bid price on or near March 31, 2014, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2014, best represents fair value as of March 31, 2014.
(J)	There are certain limitations on our ability to transfer our units owned prior to dissolution of the entity, which must occur no later than May 3, 2020. No Class A member may withdraw or resign from the entity prior to the dissolution and winding up of the entity
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than ten years after the not yet determined final closing date or two years after all outstanding leverage has matured.
(M)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

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

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	$2,000	$1,963	$2,025
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	496	485
Steinway Musical Instruments, Inc.	Personal and non-durable	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	250	247	252
consumer products
SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,928	3,940
Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,418	9,299	8,476
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,939	10,890
W3, Co.	Oil and gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	507
Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020)(E)	3,000	2,945	3,023
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate	Senior Preferred Stock (333 shares)(F) (G)		333	341
Manufacturing		Junior Preferred Stock (111 shares)(F) (G)		111	—
		Common Stock (1,874 shares)(F) (G)		—	—

				444	341

Subtotal - Syndicated investments				$61,237	$60,553

Total Non-Control/Non-Affiliate Investments (represented 70.8% of total investments at fair value)				$218,713	$181,870

AFFILATE INVESTMENTS(Q) :
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D)	7,000	7,000	7,000
		Preferred Equity Units (4,400 units) (F) (G)		440	440
		Common Equity Units (4,400 units) (F) (G)		—	—

				7,440	7,440
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(G) (M)		2,000	3,347

Total Affiliate Investments (represented 4.2% of total investments at fair value)				$9,440$	$10,787

CONTROL INVESTMENTS(R):
Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,865	$6,865	$6,865
		Common Stock (15,500 shares)(F) (G)		1	1,867

				6,866	8,732
Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (25.0%, Due Upon Demand(F)	—	—	—
		Success Fee on Senior Subordinated Term Debt(F)		—	916
		Common Stock (100 shares)(F) (G)		317	—

				317	916
LocalTel, LLC	Printing and publishing	Line of credit, $199 available (10.0%, Due 6/2014)(F) (H)	3,285	3,285	—
		Line of Credit, $1,830 available (4.7%, Due 6/2014)(F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2014)(F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2014)(F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2014)(C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares)(F) (G)		—	—

				10,218	—
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(D)	18,281	18,281	17,733
		Preferred Stock (2,000 shares)(F) (G) (N)		2,000	—
		Common Stock (501 shares)(F) (G)		138	—

				20,419	17,733

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):
RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	$4,000	$4,000	$4,000
		Mortgage Note (9.5%, Due 12/2014)(F)	6,969	6,969	6,969
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F)	6,000	6,000	6,000
		Preferred Stock (2,299,000 shares)(F) (G) (N)		2,299	2,447
		Common Stock (2,000,000 shares)(F) (G)		370	183

				31,030	30,991
Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014)(D) (H)	1,600	1,600	320
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	3,389
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	2,140
		Preferred Stock (15,270 shares)(F) (G) (N)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—
		Common Stock Warrants (72 shares)		—	—

				35,263	5,849

Total Control Investments (represented 25.0% of total investments at fair value)				$104,113	$64,221

TOTAL INVESTMENTS(S)				$332,266	$256,878

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent cash interest rates in effect as of September 30, 2013, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the senior debt.
(D)	Fair value was primarily based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Security fair valued based on the indicative bid price on or near September 30, 2013, offered by the respective syndication agent’s trading desk or secondary desk.
(F)	Fair value was primarily based on the total enterprise value of the portfolio company using a liquidity waterfall approach. We also considered discounted cash flow methodologies.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	Subsequent to September 30, 2013, the maturity on GFRC Holdings, LLC’s debt was extended until June 30, 2016 and the GFRC Holdings, LLC’s line of credit was repaid in full and terminated.
(J)	Subsequent to September 30, 2013, the maturity on Thibaut Acquisition Co.’s debt was extended until December 11, 2014.
(K)	Subsequent to September 30, 2013, the investment was paid off at par and therefore was valued at the pay off amount as of September 30, 2013.
(L)	Effective October 1, 2013, Precision Acquisition Group Holdings, Inc.’s debt interest rates increased to 13.0%.
(M)	There are certain limitations on our ability to transfer our units owned prior to dissolution of the entity, which must occur no later than May 3, 2020. No Class A member may withdraw or resign from the entity prior to the dissolution and winding up of the entity.
(N)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than ten years after the not yet determined final closing date or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $83.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $5.5 million. Cumulative net unrealized depreciation is $78.2 million, based on a tax cost of $335.1 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2014

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

Gladstone Financial Corporation (previously known as Gladstone SSBIC Corporation and herein referred to as “Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of March 31, 2014 and September 30, 2013, we held no investments through Gladstone Financial.

The financial statements of the foregoing two subsidiaries are consolidated with those of ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 13–Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by our investment adviser, Gladstone Management Corporation (the “Adviser”), a Securities and Exchange Commission (the “SEC”) - registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement (the “Administration Agreement”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2014, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on November 20, 2013.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the three and six months ended March 31, 2014, with no effect on our financial condition, results of operations or cash flows.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (our “Board of Directors”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable. In addition, our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

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

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of March 31, 2014 and September 30, 2013, we did not have any investments in publicly traded securities.

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

As of March 31, 2014 and September 30, 2013, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Adviser may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received. Furthermore, the Adviser may utilize DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(B)	Portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

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

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. At times, the estimates of fair value calculated by the various valuation techniques (inclusive of the third-party valuations we receive) may materially differ from one another, resulting in a range of potential values. In these circumstances, the Adviser comes to its good faith valuation conclusion based on all facts and circumstances considered, which is then presented to the Board for review and ultimate approval. In general, fair value is the amount that the Adviser might reasonably expect us to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

Refer to Note 3–Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectable. As of March 31, 2014, two portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $33.8 million, or 10.3% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $9.2 million, or 3.3% of the fair value of all debt investments in our portfolio. As of September 30, 2013, two portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio.

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

As of March 31, 2014 and September 30, 2013, we had 20 and 19 original OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $58 and $0.1 million for the three and six months ended March 31, 2014, respectively, as compared to $70 and $0.1 million for the three and six months ended March 31, 2013, respectively. The unamortized balance of OID investments as of March 31, 2014 and September 30, 2013, totaled $0.9 million and $1.0 million, respectively. As of March 31, 2014, and September 30, 2013, we had three investments which had a PIK interest component, respectively. We recorded PIK income of $80 and $0.2 million for the three and six months ended March 31, 2014, respectively, as compared to $51 and $0.1 million for the three and six months ended March 31, 2013, respectively. We collected $0 PIK interest in cash during the six months ended March 31, 2014 and 2013, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We received an aggregate of $0.9 million in success fees during the six months ended March 31, 2014, which resulted from a $0.5 million prepayment by Francis Drilling Fluids Ltd. (“FDF”) in February 2014 and $0.4 million related to our sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received $1.1 million of success fees during the six months ended March 31, 2013, which resulted from our exit of Westlake Hardware, Inc. at par in December 2012. As of March 31, 2014 and September 30, 2013, we had an aggregate off-balance sheet success fee receivable on our accruing debt investments of approximately $16.3 million and $16.9 million, respectively.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time we exit an investment, based on the respective investment’s prepayment fee schedule. During the six months ended March 31, 2014, we received an aggregate of $0.2 million of prepayment fees from the early payoffs at par of one of our proprietary investments and one of our syndicated investments. During the six months ended March 31, 2013, we received an aggregate of $0.5 million of prepayment fees which resulted from the early payoffs of four of our syndicated loans during the period.

Dividend income on preferred equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the six months ended March 31, 2014, we received $0.2 million of dividend income from our preferred investment in FDF. We did not receive any dividend income during the six months ended March 31, 2013.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company, clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we do not believe there is an impact on our financial position or results of operations from adopting this standard. We will continue to assess the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

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

As of March 31, 2014 and September 30, 2013, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2014 and 2013, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the investments carried at fair value as of March 31, 2014 and September 30, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2014	September 30, 2013
Non-Control/Non-Affiliate Investments
Senior debt	$96,218	$82,923
Senior subordinated debt	104,382	95,162
Junior subordinated debt	—	561
Preferred equity	6,423	2,179
Common equity/equivalents	1,504	1,045

Total Non-Control/Non-Affiliate Investments	$208,527	$181,870

Affiliate Investments
Senior debt	$36,120	$7,000
Senior subordinated debt	13,600	—
Preferred equity	3,759	—
Common equity/equivalents	4,347	3,787

Total Affiliate Investments	$57,826	$10,787

Control Investments
Senior debt	$8,243	$28,211
Senior subordinated debt	15,599	31,513
Preferred equity	—	2,447
Common equity/equivalents	3,125	2,050

Total Control Investments	$26,967	$64,221

Total Investments at Fair Value	$293,320	$256,878

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2014 and September 30, 2013. In addition to the techniques and inputs noted in the table below, according to our Policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Range / Weighted Average as of
	March 31, 2014	September 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input	March 31, 2014	September 30, 2013
Senior debt(G)	$82,021	$64,892	SPSE(A)	EBITDA(B)	$(985) - $5,259 /1,294	$(80) - $4,754 / $1,463
				Risk ratings(C)	3.0 – 10.0 / 5.6	3.0 - 10.0 / 6.0
	30,209	30,881	Market Quotes	IBP(D)	83.0% - 101.0% / 94.3%	90.0% -100.8% / 95.8%
	23,736	22,361	TEV	Revenue multiples(B)	2.0x	0.3x - 2.3 x / 1.7x
				Revenue(B)	$14,802	$2,451 - $13,905 / $10,312
	4,615	—	DCF(E)	Discount rate(E)	25.0% - 30.0% / 27.0%	—
Senior subordinated debt(H)	70,565	84,124	SPSE(A)	EBITDA(B)	$947 - $10,648 / $7,482	$1,220 -$15,891 / $7,797
				Risk ratings(C)	3.0 – 8.0 / 4.6	2.0 - 7.0 / 5.0
	42,365	29,331	Market Quotes	IBP(D)	98.8% - 103.0% / 100.3%	98.5% - 101.8% / 100.3%
	20,651	13,781	TEV	EBITDA multiples(B)	4.2x – 9.3x / 7.9x	4.5x
				EBITDA(B)	$2,705 - $3,114 / $2,815	$2,653
				Revenue multiples(B)	2.0x	2.3x
				Revenue(B)	$14,802	$13,905
Preferred and common equity / equivalents(I)	15,742	7,908	TEV	EBITDA multiples(B)	3.8x – 9.3 / 5.9	3.8x - 7.9x / 5.0x
				EBITDA(B)	$88 - $10,648 / $3,115	$84 - $8,724 / $3,107
				Revenue multiples(B)	2.0x	0.3x - 2.3x / 2.3x
				Revenue(B)	$14,802	$2,451 - $13,905 / $13,903
	3,416	3,600	Other(F)

Total Investments	$293,320	$256,878

(A)	SPSE makes an independent assessment of the data the Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to the Adviser is proprietary in nature.
(B)	Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiple inputs are used in the TEV fair value determination and the issuer’s debt, equity, and/or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach. In limited cases, the revenue from the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies and the related revenue multiples, generally indexed, are used to provide a TEV fair value determination of our bundled debt and equity investments.
(C)	As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses the Nationally Recognized Statistical Rating Organization’s risk rating system for generally all of our syndicated loans and a proprietary risk rating system for all other debt securities. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.
(D)	The Adviser generally bases the value of our syndicated debt securities on the IBP offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. These bid prices are non-binding and are generally based on the underlying company performance and security characteristics, as well as other market conditions and credit risk fators.
(E)	DCF calculations take into consideration assumptions about the future cash flows of a portfolio company and also an appropriately risk-adjusted discount rate. The discount rate takes into account adjustments for any nonperformance and liquidity risks and uses observable market data inputs, where available, so it approximates an appropriate rate of return market participants would require.
(F)	Includes private equity fund investments, where the Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.
(G)	March 31, 2014 includes two new proprietary debt investments for a combined $15.9 million, which were valued at cost. September 30, 2013 includes one new proprietary investment for $7.0 million, which was valued at cost.
(H)	March 31, 2014 includes two new proprietary investments for $7.6 million, which were valued at cost.
(I)	March 31, 2014 includes three new proprietary investments for a combined $3.6 million, which were valued at cost. September 30, 2013 includes one new proprietary investment for $0.4 million, which was valued at cost.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six month ended March 31, 2014 and 2013 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2014:		Senior		Common
Three Months Ended March 31, 2014	Senior Debt	Subordinated Debt(A)	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of December 31, 2013	$128,512	$135,066	$9,737	$9,891	$283,206
Total (losses) gains:
Net realized (loss) gain(B)	(2,765)	85	—	69	(2,611)
Net unrealized appreciation (depreciation)(C)	4,365	(9,564)	(3,464)	(2,019)	(10,682)
Reversal of prior period net depreciation (appreciation) on realization(C)	6,905	(93)	—	(70)	6,742
New investments, repayments and settlements:(D)
Issuances/originations	16,101	13,628	4,016	1,250	34,995
Settlements/repayments	(7,837)	(5,541)	(107)	(145)	(13,630)
Net proceeds from sales	(4,700)	—	—	—	(4,700)

Fair Value as of March 31, 2014	$140,581	$133,581	$10,182	$8,976	$293,320

Six Months Ended March 31, 2014	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2013	$118,134	$127,236	$4,626	$6,882	$256,878
Total (losses) gains:
Net realized (loss) gain(B)	(13,497)	85	—	69	(13,343)
Net unrealized appreciation (depreciation)(C)	6,002	(7,973)	(3,026)	1,051	(3,946)
Reversal of prior period net depreciation (appreciation) on realization(C)	17,168	(215)	—	(70)	16,883
New investments, repayments and settlements:(D)
Issuances/originations	30,315	39,657	8,689	1,268	79,929
Settlements/repayments	(12,841)	(25,209)	(107)	(224)	(38,381)
Net proceeds from sales	(4,700)	—	—	—	(4,700)

Fair Value as of March 31, 2014	$140,581	$133,581	$10,182	$8,976	$293,320

FISCAL YEAR 2013:		Senior		Common
Three Months Ended March 31, 2013	Senior Debt	Subordinated Debt(A)	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of December 31, 2012	$136,721	$124,653	$1,186	$7,953	$270,513
Total gains (losses):
Net realized gain(B)	13	3	—	—	16
Net unrealized appreciation (depreciation)(C)	2,782	(5,683)	(2,929)	(1,781)	(7,611)
Reversal of prior period net appreciation on realization(C)	(10)	(12)	—	—	(22)
New investments, repayments and settlements:(D)
Issuances/originations	706	6,181	1,999	161	9,047
Settlements/repayments	(3,799)	(664)	—	—	(4,463)

Fair Value as of March 31, 2013	$136,413	$124,478	$256	$6,333	$267,480

Six Months Ended March 31, 2013	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2012	$157,160	$107,832	$1,103	$7,865	$273,960
Total (losses) gains:
Net realized (loss) gain(B)	(3,152)	6	—	—	(3,146)
Net unrealized appreciation (depreciation)(C)	1,641	(6,633)	(2,846)	(2,936)	(10,774)
Reversal of prior period net depreciation on realization(C)	7,401	625	—	—	8,026
New investments, repayments and settlements:(D)
Issuances/originations	5,098	52,364	1,999	1,404	60,865
Settlements/repayments	(25,817)	(29,716)	—	—	(55,533)
Sales	(5,918)	—	—	—	(5,918)

Fair Value as of March 31, 2013	$136,413	$124,478	$256	$6,333	$267,480

(A)	Includes a junior subordinated debt investment with a fair value of $0.6 million as of September 30, 2013. During the quarter ended March 31, 2014, we exited our one junior subordinated debt investment at par.
(B)	Included in net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013.
(C)	Included in net unrealized (depreciation) appreciation of investments on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013.
(D)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Non-Syndicated Investments

As of March 31, 2014 and September 30, 2013, we held 31 and 29 non-syndicated investments with an aggregate fair value of $220.3 million and $196.3 million, or 75.1% and 76.4% of the total aggregate portfolio at fair value, respectively. During the six months ended March 31, 2014, we invested in seven new non-syndicated investments totaling $62.0 million; sold two non-syndicated investments for a combined realized loss of $13.5 million; and had three non-syndicated investments pay off early at par, for which we received principal payments of $29.3 million in the aggregate. Additionally, during the six months ended March 31, 2014, we funded a combined $2.8 million to existing non-syndicated portfolio companies through revolver draws and add-on investments, while scheduled and unscheduled principal repayments were $6.9 million in the aggregate from existing non-syndicated portfolio companies (exclusive of the aforementioned $29.3 million in combined early payoffs at par). The following significant non-syndicated investment transactions occurred during the six months ended March 31, 2014:

•	Alloy Die Casting Co. – In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”), through a combination of senior term debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of aluminum and zinc metal components for a diverse range of end markets. This was a co-investment with one of our affiliated funds, Gladstone Investment Corporation (“Gladstone Investment”). Gladstone Investment invested an additional $16.3 million under the same terms as us.

•	Behrens Manufacturing, LLC – In December 2013, we invested $5.5 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of senior term debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Investment participated as a co-investor by investing an additional $12.9 million under the same terms as us.

•	J.America, Inc. – In December 2013, we invested $17.0 million in J.America, Inc. (“J.America”) through senior subordinated term debt. J.America, headquartered in Webberville, Michigan, is a supplier of licensed decorated and undecorated apparel and headwear to collegiate, resort and military markets, wholesale distributors and apparel decorators.

•	Meridian Rack & Pinion, Inc. – In December 2013, we invested $5.6 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of senior term debt and equity. Meridian, headquartered in San Diego, CA, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Investment participated as a co-investor by investing $13.0 million under the same terms as us.

•	LocalTel, LLC - In December 2013, we sold our investment in LocalTel, LLC (“LocalTel”) for net proceeds that are contingent on an earn-out agreement, which resulted in a realized loss of $10.8 million recorded in the three months ended December 31, 2013. LocalTel had been on non-accrual status at the time of the sale.

•	Edge Adhesives Holdings, Inc. – In February 2014, we invested $11.1 million in Edge Adhesives Holdings, Inc. (“Edge”) through a combination of senior term debt, senior subordinated term debt and equity. Edge, headquartered in Fort Worth, TX, is a leading developer and manufacturer of innovative adhesives, sealants, tapes and related solutions used in building products, transportation, electrical and HVAC, among other markets. Gladstone Investment participated as a co-investor by investing $16.7 million under the same terms as us.

•	WadeCo Specialties Inc. – In March 2014, we invested $11.3 million in WadeCo Specialties, Inc. (“WadeCo”) through a combination of senior term debt and equity. Headquartered in Midland, TX, WadeCo provides production well chemicals to oil well operators used for corrosion prevention; separating oil, gas and water once extracted; bacteria growth management; and conditioning water utilized for hydraulic fracturing.

•	Lignetics, Inc. – In March 2014, we invested $7.0 million in Lignetics, Inc. (“Lignetics”) through a combination of senior subordinated term debt and equity. Lignetics, headquartered in Sandpoint, ID, is a manufacturer and distributor of branded wood pellets, which are used as a renewable fuel source for home and industrial heating, animal bedding, moisture absorption products used in fluid management in the energy production industry, and fire logs and fire starters.

•	BAS Broadcasting – In March 2014, we sold our investment in BAS Broadcasting (“BAS”) for net proceeds of $4.7 million, which resulted in a realized loss of $2.8 million recorded in the three months ended March 31, 2014.

Syndicated Investments

We held a total of 20 syndicated investments with an aggregate fair value of $73.1 million, or 24.9% of our total investment portfolio at fair value, as of March 31, 2014, as compared to 18 syndicated investments with an aggregate fair value of $60.6 million, or 23.6% of our total investment portfolio at fair value, as of September 30, 2013. During the six months ended March 31, 2014, we invested in four new syndicated investments for a combined $9.0 million. Additionally, we had two syndicated investments pay off early at par, for which we received principal payments of $2.0 million in the aggregate during the six months ended March 31, 2014.

Investment Concentrations

As of March 31, 2014, our investment portfolio consisted of investments in 51 companies located in 24 states across 20 different industries, with an aggregate fair value of $293.3 million. The five largest investments at fair value as of March 31, 2014, totaled $85.9 million, or 29.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2013, which totaled $96.0 million, or 37.4% of our total investment portfolio. As of March 31, 2014, our average investment by obligor was $7.0 million at cost, compared to $7.1 million at cost as of September 30, 2013. The following table outlines our investments by security type as of March 31, 2014 and September 30, 2013:

	March 31, 2014				September 30, 2013
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Senior debt	$183,424	51.5%	$140,581	47.9%	$184,146	55.4%	$118,134	46.0%
Senior subordinated debt	144,040	40.5	133,581	45.5	129,013	38.8	126,675	49.3
Junior subordinated debt	—	—	—	—	494	0.2	561	0.2

Total Debt Investments	327,464	92.0	274,162	93.4	313,653	94.4	245,370	95.5
Preferred equity	20,849	5.9	10,182	3.5	12,268	3.7	4,626	1.8
Common equity/equivalents	7,458	2.1	8,976	3.1	6,345	1.9	6,882	2.7

Total Equity Investments	28,307	8.0	19,158	6.6	18,613	5.6	11,508	4.5

Total Investments	$355,771	100.0%	$293,320	100.0%	$332,266	100.0%	$256,878	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2014 and September 30, 2013:

	March 31, 2014		September 30, 2013
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$51,806	17.7%	$45,339	17.7%
Electronics	33,621	11.5	33,711	13.1
Personal and non-durable consumer products	27,390	9.3	29,032	11.3
Diversified/conglomerate manufacturing	26,245	9.0	4,482	1.7
Oil and gas	24,889	8.5	15,174	5.9
Printing and publishing	24,355	8.3	22,224	8.7
Automobile	16,402	5.6	9,701	3.8
Cargo Transportation	13,016	4.4	12,984	5.1
Aerospace and defense	9,180	3.1	11,730	4.6
Broadcast and entertainment	8,391	2.9	15,534	6.0
Buildings and real estate	8,288	2.8	6,392	2.5
Mining, steel, iron and non-precious metals	7,946	2.7	17,733	6.9
Textiles and leather	7,658	2.6	8,476	3.3
Beverage, food and tobacco	7,024	2.4	7,038	2.7
Diversified/conglomerate services	7,000	2.4	—	—
Machinery	6,002	2.0	6,425	2.5
Diversified/conglomerate service	5,050	1.7	—	—
Finance	4,556	1.6	4,489	1.7
Leisure, amusement, motion pictures and entertainment	2,196	0.7	2,756	1.1
Home and office furnishing, housewares and durable consumer goods	2,305	0.8	2,651	1.0
Other, < 1.0%(A)	—	—	1,007	0.4

Total Investments	$293,320	100.0%	$256,878	100.0%

(A)	No industry within this category exceeds 1% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2014 and September 30, 2013:

	March 31, 2014		September 30, 2013
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$112,161	38.2%	$118,570	46.2%
South	100,000	34.1	68,669	26.7
West	69,577	23.7	61,737	24.0
Northeast	11,582	4.0	7,902	3.1

Total Investments	$293,320	100.0%	$256,878	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2014:

For the Fiscal Years Ending September 30:		Amount
For the remaining six months ending September 30:	2014	$44,596
	2015	43,877
	2016	78,532
	2017	13,665
	2018	44,589
	Thereafter	103,035

	Total contractual repayments	$328,294
	Equity investments	28,307
	Adjustments to cost basis on debt investments	(830)

	Total Cost Basis of Investments Held at March 31, 2014:	$355,771

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2014 and September 30, 2013, we had gross receivables from portfolio companies of $0.3 million and $0.7 million, respectively. The allowance for uncollectible receivables was $9 and $0.1 million as of March 31, 2014 and September 30, 2013, respectively.

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

The following table summarizes the management fees, incentive fees and associated credits for the three and six months ended March 31, 2014 and 2013, reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Average total assets subject to base management fee(A)	$300,800	$283,800	$296,000	$285,100
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	$1,504	$1,419	$2,960	$2,851
Credit for fees received by Adviser from the portfolio companies	(298)	—	(631)	(140)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(29)	(43)	(59)	(104)

Net Base Management Fee	$1,177	$1,376	$2,270	$2,607

Incentive fee(B)	1,121	953	2,095	2,168
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(596)	(515)	(596)

Net Incentive Fee	$1,121	$357	$1,580	$1,572

Credit for fees received by Adviser from the portfolio companies	(298)	—	(631)	(140)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(29)	(43)	(59)	(104)
Incentive fee credit	—	(596)	(515)	(596)

Credit to Fees From Adviser(B)	$(327)	$(639)	$(1,205)	$(840)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the six months ended March 31, 2014 and 2013.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the six months ended March 31, 2014 and 2013.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate net unrealized capital depreciation, if any, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate net unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate net unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through March 31, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through March 31, 2014.

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

Related Party Fees Due

Fees due to related parties as of March 31, 2014 and September 30, 2013 on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2014	September 30, 2013
Base management fee due to Adviser	$545	$529
Incentive fee due to Adviser	1,121	1,177

Total fees due to Adviser	1,666	1,706

Fee due to Administrator	213	126

Total Related Party Fees Due	$1,879	$1,832

Other operating expenses due to the Adviser as of March 31, 2014 and September 30, 2013, totaled $4 and $18, respectively. In addition, as of March 31, 2014 and September 30, 2013, other net co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $1 and $0.2 million, respectively. These expenses were paid in full in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2014 and September 30, 2013, respectively.

Notes to Former Employees

During the six months ended March 31, 2014 and 2013, we had one outstanding note receivable to one former employee, who is now an employee of the Adviser. The note was for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The note requires the quarterly payment of interest at the market rate in effect at the date of issuance, has a term of nine years and has been recorded as a reduction of net assets. The note was evidenced by a full recourse note that is due upon maturity or 60 days following termination of employment with the Adviser and the shares of common stock purchased with the proceeds of the note is posted as collateral. Additionally, during the six months ended March 31, 2013, we received $1.8 million in principal repayments on another note receivable from a former employee, who is now an employee of the Adviser. That note was paid off as of September 30, 2013. We did not receive any principal repayments during the six months ended March 31, 2014. We recognized interest income from all employee notes of $4 and $8 for the three and six months ended March 31, 2014, respectively and $43 and $0.1 million for the three and six months ended March 31, 2013, respectively.

The following table is a summary of the remaining note issued to a current employee of the Adviser for the exercise of stock options as of March 31, 2014 and September 30, 2013:

Issue Date	Original Amount of Employee Note		Outstanding Balance of Employee Note As of March 31, 2014 and September 30, 2013	Maturity Date	Interest Rate on Note
Jul-06	275	(A)	175	Jul-15	8.26%

(A)	On September 7, 2010, we entered into a redemption agreements (the “Redemption Agreement”) with Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Ms. Gladstone on July 13, 2006, in the principal amount of $0.3 million (the “Note”). Ms. Gladstone originally executed the Notes to facilitate her payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Note, we, together with Ms. Gladstone entered into a stock pledge agreement (the “Pledge Agreement”), pursuant to which Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 18,334 shares of our common stock that Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). The Redemption Agreement provides that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreement, we reserved all of our existing rights under the Note and the Pledge Agreement, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. During the year ended September 30, 2013, Ms. Gladstone paid down $0.1 million of the principal of her Note, leaving a principal balance of $0.2 million outstanding as of March 31, 2014 and September 30, 2013. In connection with Ms. Gladstone’s pay downs of principal, we have not released any of our first priority security interests on her Pledged Shares.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our remaining recourse note totaling, in aggregate, $0.2 million as of March 31, 2014 was recorded as a note receivable from employee and is included in the net assets section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2014, we determined that this note was still recourse.

NOTE 5. BORROWINGS

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (effective January 1, 2014, now known as Key Equipment Finance, a division of KeyBank National Association) (“Key Equipment”) as administrative agent. Keybank National Association (“Keybank”), Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day London Interbank Offered Rate (“LIBOR”) plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.7 million in April 2013 and $0.6 million in January 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of March 31, 2014 and September 30, 2013 and during the three and six months ended March 31, 2014 and 2013:

	March 31, 2014	September 30, 2013
Commitment amount	$137,000	$137,000
Borrowings outstanding	60,200	46,900
Availability	60,149	60,880

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Weighted average borrowings outstanding	$46,877	$55,424	$39,935	$50,660
Effective interest rate(A)	4.9%	5.4%	4.9%	5.8%
Commitment (unused) fees incurred	$226	$206	$486	$437

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment as custodian. Key Equipment, which also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits payments on distributions to our stockholders to our aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of March 31, 2014, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2014, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $244.1 million, asset coverage of 308% and an active status as a BDC and RIC. In addition, we had 33 obligors in the borrowing base of our Credit Facility as of March 31, 2014. As of March 31, 2014, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2014 and September 30, 2013, our Credit Facility was valued using Level 3 inputs and any changes in its fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2014 and September 30, 2013, on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended March 31, 2014 and 2013:

	Total Recurring Fair Value Measurement Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2014	September 30, 2013
Credit Facility	$60,514	$47,102

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2014	2013
Fair value as of December 31, 2013 and 2012, respectively	$47,908	$57,781
Borrowings	34,800	7,500
Repayments	(22,300)	(7,900)
Net unrealized appreciation (depreciation)(A)	106	(430)

Fair Value as of March 31, 2014 and 2013, respectively	$60,514	$56,951

	Six Months Ended March 31,
	2014	2013
Fair value as of September 30, 2013 and 2012, respectively	$47,102	$62,451
Borrowings	77,200	51,500
Repayments	(63,900)	(54,900)
Net unrealized appreciation (depreciation)(A)	112	(2,100)

Fair Value as of March 31, 2014 and 2013, respectively	$60,514	$56,951

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013.

The fair value of the collateral under our Credit Facility was approximately $246.9 million and $229.3 million in aggregate as of March 31, 2014 and September 30, 2013, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

On July 15, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which was recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2014 and September 30, 2013, the fair value of our interest rate cap agreement was $0 and $4, respectively. We record changes in the fair value of our interest rate cap agreement at quarter end based on the current market valuation at quarter end in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

Generally, we will estimate the fair value of our interest rate cap agreement using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2014 and September 30, 2013, our interest rate cap agreement was valued using Level 3 inputs.

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

The shares of our Term Preferred Stock have a redemption date of December 31, 2016, and are currently traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. Our Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates in total to approximately $2.7 million per year). We are required to redeem all of the outstanding Term Preferred Stock on December 31, 2016 for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, as of the date of redemption. In addition, the two other potential redemption triggers are as follows: (1) if we fail to maintain an asset coverage ratio of at least 200.0%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and (2) at our sole option, at any time on or after December 31, 2012, we may redeem part or all of the Term Preferred Stock. No redemptions of our outstanding Term Preferred Stock have been made as of March 31, 2014.

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the six months ended March 31, 2014 and 2013, respectively:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.14843750
	October 8, 2013	November 14, 2013	November 29, 2013	0.14843750
	October 8, 2013	December 16, 2013	December 31, 2013	0.14843750
	January 7, 2014	January 22, 2014	January 31, 2014	0.14843750
	January 7, 2014	February 19, 2014	February 28, 2014	0.14843750
	January 7, 2014	March 17, 2014	March 31, 2014	0.14843750

		Six Months Ended March 31, 2014:		$0.89062500

2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.14843750
	October 10, 2012	November 19, 2012	November 30, 2012	0.14843750
	October 10, 2012	December 19, 2012	December 31, 2012	0.14843750
	January 8, 2013	January 18, 2013	January 31, 2013	0.14843750
	January 8, 2013	February 15, 2013	February 28, 2013	0.14843750
	January 8, 2013	March 15, 2013	March 28, 2013	0.14843750

		Six Months Ended March 31, 2013:		$0.89062500

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded this liability at cost as of March 31, 2014 and September 30, 2013. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value of our Term Preferred Stock based on the last quoted closing price as of March 31, 2014 and September 30, 2013, was approximately $40.0 million, respectively, and we consider our Term Preferred Stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder distributions declared and paid for the three and six months ended March 31, 2014 and 2013, were each approximately $0.7 million and $1.4 million, respectively. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 8. COMMON STOCK

We filed Post-effective Amendment No. 1 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 23, 2013, and subsequently filed Post-effective Amendment No. 2 on February 14, 2014, which the SEC declared effective on February 21, 2014. Our Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under our Registration Statement.

NOTE 9. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(2,102)	$(2,763)	$8,404	$5,603
Denominator for basic and diluted weighted average common shares	21,000,160	21,000,160	21,000,160	21,000,160

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.10)	$(0.13)	$0.40	$0.27

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

The federal income tax characterization of all distributions will be reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For each of the nine months ended September 30, 2013, approximately 92.0% of our common distributions were deemed to be paid from ordinary income, with the remainder of approximately 8.0% deemed to be from a return of capital. For each of October, November and December 2013, approximately 100.0% of our common distributions were deemed to be paid from ordinary income. For the calendar year ended December 31, 2012, approximately 92.0% of our common distributions were deemed to be paid from ordinary income with the remainder of approximately 8.0% deemed to be from a return of capital. The return of capital in both the 2013 and 2012 calendar years resulted primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the six months ended March 31, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.07
	October 8, 2013	November 14, 2013	November 29, 2013	0.07
	October 8, 2013	December 16, 2013	December 31, 2013	0.07
	January 7, 2014	January 22, 2014	January 31, 2014	0.07
	January 7, 2014	February 19, 2014	February 28, 2014	0.07
	January 7, 2014	March 17, 2014	March 31, 2014	0.07

		Six Months Ended March 31, 2014:		$0.42

2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.07
	October 10, 2012	November 19, 2012	November 30, 2012	0.07
	October 10, 2012	December 19, 2012	December 31, 2012	0.07
	January 8, 2013	January 18, 2013	January 31, 2013	0.07
	January 8, 2013	February 15, 2013	February 28, 2013	0.07
	January 8, 2013	March 15, 2013	March 28, 2013	0.07

		Six Months Ended March 31, 2013:		$0.42

Aggregate distributions to our common stockholders declared and paid for the six months ended March 31, 2014 were each approximately $8.8 million, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2014 will be determined at fiscal year end and cannot be determined at this time. For the fiscal year ended September 30, 2013, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account Term Preferred Stock dividends), which resulted in a partial return of capital equal to approximately $1.3 million. The return of capital primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of March 31, 2014, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liabilities recorded against the escrow amounts was $0 as of March 31, 2014 and September 30, 2013, respectively, and are recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

For our investments in certain private equity funds, we may have uncalled capital commitments, depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of March 31, 2014 and September 30, 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes the dollar balances of our unused line of credit and uncalled capital commitments as of March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013
Unused line of credit commitments	$8,565	$6,524
Uncalled capital commitment	2,827	2,700

Total	$11,392	$9,224

NOTE 12. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Per Common Share Data(A):
Net asset value at beginning of period(A)	$10.10	$9.17	$9.81	$8.98

Net investment income(B)	0.21	0.21	0.42	0.44
Net realized loss on investments(B)	(0.12)	—	(0.63)	(0.14)
Net unrealized (depreciation) appreciation of investments(B)	(0.18)	(0.36)	0.62	(0.13)
Net unrealized (appreciation) depreciation of other(B)	(0.01)	0.02	(0.01)	0.10
Distributions to common stockholders from net investment income(A)(C)	(0.21)	(0.21)	(0.42)	(0.42)
Repayment of principal on employee note receivable	—	0.08	—	0.08

Net asset value at end of period(A)	$9.79	$8.91	$9.79	$8.91

Market value at beginning of period	$9.57	$8.16	$8.73	$8.75
Market value at end of period	10.08	9.20	10.08	9.20
Total return (D)	7.56%	15.36%	20.57%	10.29%
Common shares outstanding at end of period	21,000,160	21,000,160	21,000,160	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of period	$205,576	$187,147	$205,576	$187,147
Average net assets(E)	210,489	191,188	209,443	191,521
Senior Securities Data:
Borrowings under Credit Facility, at cost	60,200	55,400	60,200	55,400
Mandatorily redeemable preferred stock	38,497	38,497	38,497	38,497
Asset coverage ratio(F)	308%	301%	308%	301%
Asset coverage per unit(G)	$3,082	$3,007	$3,082	$3,007
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(H)	9.83%	9.73%	9.58%	10.26%
Ratio of net expenses to average net assets-annualized(I)	9.21	8.40	8.43	9.38
Ratio of net investment income to average net assets-annualized	8.52	9.23	8.49	9.68

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(D)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 10—Distributions to Common Stockholders. Total return is not annualized.
(E)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(F)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(G)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(H)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(I)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser.

NOTE 13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We have certain unconsolidated subsidiaries, specifically Defiance Integrated Technologies, Inc., Midwest Metal Distribution, Inc., RBC Acquisition Corp., and Sunshine Media Holdings as of March 31, 2014 and September 30, 2013 and for the six months ended March 31, 2014 and 2013, that met at least one of the significance conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information, in aggregate, is presented below for the six months ended March 31, 2014 and 2013 for our significant unconsolidated subsidiaries.

	Six Months Ended March 31,
Income Statement	2014	2013
Net sales	$75,865	$74,288
Gross profit	13,595	10,878
Net loss	(3,165)	(4,491)

NOTE 14. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to March 31, 2014, we invested $0.6 million in follow on investments to existing portfolio companies. We also received $0.4 million in scheduled and unscheduled principal repayments from existing portfolio companies.

Distributions to Stockholders

In April 2014, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
April 21, 2014	April 30, 2014	$0.07	$0.1484375
May 20, 2014	May 30, 2014	0.07	0.1484375
June 19, 2014	June 30, 2014	0.07	0.1484375

	Total for the Quarter:	$0.21	$0.4453125

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts and as otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on November 20, 2013. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain, although economic conditions generally appeare to be improving, albeit slowly. The impacts from the 2008 recession in general, and the resulting disruptions in the capital markets in particular, have had lingering effects on our liquidity options and have increased our cost of debt and equity capital. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for prospective investment, remain vulnerable to the impacts of the uncertain economy. Concerns linger over the ability of the U.S. Congress to pass additional debt ceiling legislation prior to March 2015, given the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013. Uncertain political and economic conditions could disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, resulting in the number of our non-performing assets to increase and the fair market value of our portfolio to decrease.

In addition, there has been increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt, resulting in lower yields for increasingly riskier investments. We do not know if market conditions will continue to improve or if adverse conditions will recur and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital. In summary, we believe we are in a protracted economic recovery; however, we do not know the full extent to which the impact of the lingering recessionary economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we are seeing a number of new investment opportunities that are consistent with our investment objectives and strategies. During the six months ended March 31, 2014, we invested an aggregate of $71.0 million in 11 new proprietary and syndicate investments, resulting in a net expansion in our overall portfolio of four portfolio companies, due to five portfolio companies paying off early at par for an aggregate of $31.3 million and our sale of two of our portfolio companies for combined net proceeds of $4.7 million.

In addition, in July 2012, the SEC granted us an exemptive order that expands our ability to co-invest with certain of our affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest has enhanced and will continue to enhance our ability to further our investment objectives and strategies. We co-invested with Gladstone Investment in four new proprietary investments during the six months ended March 31, 2014, as discussed under “—Investment Highlights.”

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

We believe that market conditions have affected the trading price of our common stock and our ability to finance new investments through the issuance of equity. On April 29, 2014, the closing market price of our common stock was $9.68, a 1.1% discount to our March 31, 2014, net asset value (“NAV”) per common share of $9.79. When our common stock trades below NAV per share, as it has consistently over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. At our Annual Meeting of Stockholders held on February 13, 2014, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

The current uncertain economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of March 31, 2014, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly for us to access in the near term. However, we believe that our recent Credit Facility amendments which decreased the interest rate on advances by removing the London Interbank Offered Rate (“LIBOR”) floor of 1.5% and extended the maturity one year until 2016 along with our ability to co-invest with Gladstone Investment and certain other affiliated investment funds, should increase our ability to make investments in businesses that we believe will help us achieve attractive long-term returns for our stockholders. Curing the first half of the 2014 fiscal year, we have continued to focus on building our pipeline with deals that we believe are generally recession resistant and making investments that meet our objectives and strategies and provide appropriate returns, given the risks.

Investment Highlights

During the six months ended March 31, 2014, we invested an aggregate of $71.0 million in 11 new portfolio companies and an aggregate of $8.8 million to existing portfolio companies. In addition, during the six months ended March 31, 2014, we sold our investments in two portfolio companies and we received scheduled and unscheduled contractual principal repayments of approximately $38.4 million from existing portfolio companies, including five early payoffs. Since our initial public offering in August 2001, we have made 365 different loans to, or investments in, 183 companies for a total of approximately $1.3 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the six months ended March 31, 2014, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the six months ended March 31, 2014, we extended an aggregate of $62.0 million of investments to seven new proprietary portfolio companies and an aggregate of $9.0 million to four new syndicated portfolio companies (The Active Network, Inc., ARSloane Acquisition, LLC, Envision Acquisition Company, LLC and Vitera Healthcare Solutions, LLC). Below are significant issuances and originations during the six months ended March 31, 2014:

•	In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”) through a combination of senior term debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc metal components for a diverse range of end markets. This was a co-investment with one of our affiliated funds, Gladstone Investment. Gladstone Investment invested an additional $16.3 million under the same terms as us.

•	In December 2013, we invested $5.5 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of senior term debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Investment participated as a co-investor by investing an additional $12.9 million under the same terms as us.

•	In December 2013, we invested $17.0 million in senior subordinated term debt in J.America, Inc. (“J.America”). J.America, headquartered in Webberville, Michigan, is a supplier of licensed decorated and undecorated apparel and headwear to collegiate, resort and military markets, wholesale distributors and apparel decorators.

•	In December 2013, we invested $5.6 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of senior term debt and equity. Meridian, headquartered in San Diego, CA, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Investment participated as a co-investor by investing an additional $13.0 million under the same terms as us.

•	In March 2014, we invested $11.3 million in WadeCo Specialties Inc. (“WadeCo”) through a combination of senior term debt and equity. WadeCo, headquartered in Midland, TX, provides production well chemicals to oil well operators used for corrosion prevention; separating oil, gas and water once extracted; bacteria growth management; and conditioning water utilized for hydraulic fracturing.

•	In March 2014, we invested $11.1 million in Edge Adhesives Holdings, Inc. (“Edge”) through a combination of senior term debt, senior subordinated term debt and equity. Edge, headquartered in Fort Worth, TX, is a leading developer and manufacturer of innovative adhesives, sealants, tapes and related solutions used in building products, transportation, electrical and HVAC, among other markets. Gladstone Investment participated as a co-investor by investing an additional $16.7 million under the same terms as us.

•	In March 2014, we invested $7.0 million in Lignetics, Inc. (“Lignetics”) through a combination of senior subordinated term debt and equity. Lignetics, headquartered in Sandpoint, ID, is a manufacturer and distributor of branded wood pellets, which are used as a renewable fuel for home and industrial heating, animal bedding, moisture absorption products used in fluid management in the energy production industry, and fire logs and fire starters.

Repayments and Sales:

During the six months ended March 31, 2014, 14 borrowers made principal repayments totaling $38.4 million in the aggregate, consisting of $36.7 million of unscheduled principal and revolver repayments, as well as $1.7 million in contractual principal amortization. Below are the significant repayments and exits during the six months ended March 31, 2014.

•	Included in the unscheduled principal payments were the net proceeds received from early payoffs at par of the following proprietary investments: Allen Edmonds Shoe Corporation (“Allen Edmonds”) of $19.5 million, POP Radio, LLC (“POP”) of $7.8 million and Profit Systems Acquisition Co. (“Profit Systems”) of $2.0 million.

•	In December 2013, we sold our investment in LocalTel, LLC (“LocalTel”) for net proceeds that are contingent on an earn-out agreement, which resulted in a realized loss of $10.8 million recorded in the three months ended December 31, 2013. LocalTel had been on non-accrual status at the time of the sale.

•	In March 2014, we sold our investment in BAS Broadcasting (“BAS”) for net proceeds of $4.7 million, which resulted in a realized loss of $2.8 million recorded in the three months ended March 31, 2014.

Refer to Note 14—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to March 31, 2014.

Recent Developments

Executive Officers

On January 7, 2014, our Board of Directors appointed Robert L. Marcotte as the Company’s President. David Gladstone, the Company’s prior Interim President, will remain Chief Executive Officer and Chairman of the Company.

Registration Statement

On December 23, 2013, we filed Post-effective Amendment No. 1 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) and subsequently filed Post-effective Amendment No. 2 on February 14, 2014, which the SEC declared effective on February 21, 2014. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2014, to the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,171	$8,424	$(253)	(3.0)%
Other income	1,160	—	1,160	100.0

Total investment income	9,331	8,424	907	10.8

EXPENSES
Base management fee	1,504	1,419	85	6.0
Incentive fee	1,121	953	168	17.6
Administration fee	213	187	26	13.9
Interest expense on borrowings	669	803	(134)	(16.7)
Dividend expense on mandatorily redeemable preferred stock	686	686	—	—
Amortization of deferred financing fees	315	329	(14)	(4.3)
Other expenses	665	276	389	140.9

Expenses before credits from Adviser	5,173	4,653	520	11.2
Credits to fees from Adviser	(327)	(639)	312	48.8

Total expenses net of credits	4,846	4,014	832	20.7

NET INVESTMENT INCOME	4,485	4,410	75	1.7

NET REALIZED AND UNREALIZED LOSS
Net realized (loss) gain on investments	(2,539)	30	(2,569)	NM
Net unrealized depreciation of investments	(3,940)	(7,633)	3,693	48.4
Net unrealized (appreciation) depreciation of other	(108)	430	(538)	NM

Net loss from investments and other	(6,587)	(7,173)	586	8.2

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,102)	$(2,763)	$661	23.9%

NM = Not Meaningful

Investment Income

Total interest income decreased by 3.0% for the three months ended March 31, 2014, as compared to the prior year period. This decrease was due primarily to the payoff of POP in early January 2014 and placing an additional portfolio company on non-accrual effective January 1, 2014. This decrease in interest income was partially offset by the majority of our new interest earning investments occurring at the end of the three months ended March 31, 2014. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and remained at 11.6% for the three months ended March 31, 2014 and 2013, respectively. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended March 31, 2014, was $283.8 million, compared to $293.0 million for the prior year period, a decrease of 3.2%.

During the three months ended March 31, 2014, two of our portfolio companies were on non-accrual, with an aggregate debt cost basis of approximately $33.8 million, or 10.3%, of the cost basis of all debt investments in our portfolio. During the prior year period, four portfolio companies were on non-accrual, with an aggregate debt cost basis of approximately $56.8 million, or 16.4%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland Communications Group, (“Heartland”) on non-accrual status. No other non-accruals were added and no other non-accruals were placed on accrual during three months ended March 31, 2014 or 2013, respectively.

For the three months ended March 31, 2014, other income consisted primarily of $0.5 million in prepaid success fees received from Francis Drilling Fluids Ltd. (“FDF”), $0.1 million in prepayment fees received from POP, $0.3 million in dividend income and other fees received from FDF and $0.2 million in success fees received related to our sale of substantially all of the assets of Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. For the three months ended March 31, 2013, no other income was received.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2014		Three Months Ended March 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$29,745	10.2%	$799	8.6%
J.America, Inc.(A)	17,127	5.8	468	5.0
Francis Drilling Fluids, Ltd.	14,965	5.1	608	6.5
AG Transportation Holdings, LLC	13,016	4.4	451	4.8
Vision Solutions, Inc.	11,055	3.8	265	2.9

Subtotal—five largest investments	85,908	29.3	2,591	27.8
Other portfolio companies	207,412	70.7	6,736	72.2
Other non-portfolio company revenue	—	—	4	—

Total Investment Portfolio	$293,320	100.0%	$9,331	100.0%

	As of March 31, 2013		Three Months Ended March 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$21,110	7.9%	$799	9.5%
Allen Edmonds Shoe Corporation(B)	19,580	7.3	548	6.5
Midwest Metal Distribution, Inc.	18,007	6.7	553	6.6
Francis Drilling Fluids, Ltd.	14,550	5.5	450	5.3
CMI Acquisition, LLC(C)	13,480	5.0	502	6.0

Subtotal—five largest investments	86,727	32.4	2,852	33.9
Other portfolio companies	180,753	67.6	5,528	65.6
Other non-portfolio company revenue	—	—	44	0.5

Total Investment Portfolio	$267,480	100.0%	$8,424	100.0%

(A)	Investment added in December 2013.
(B)	Investment exited in December 2013 at par.
(C)	Investment exited in September 3013 at par.

Operating Expenses

Operating expenses, net of credits from the Adviser, increased for the three months ended March 31, 2014, by 20.7%, as compared to the prior year period. This increase was primarily due to increases in the net incentive fee and other expenses, partially offset by decreases in the net base management fee and interest expense on our Credit Facility during the three months ended March 31, 2014.

The increase of $0.8 million in the net incentive fee earned by the Adviser during the three months ended March 31, 2014, as compared to the prior year period, was due primarily to the Adviser’s partial incentive fee waiver to ensure distributions to stockholders were covered entirely by net investment income during the three months ended March 31, 2013. There was no incentive fee waiver needed during the three months ended March 31, 2014.

The increase of $0.4 million in other expenses during the three months ended March 31, 2014, as compared to the prior year period, was primarily due to the receipt of certain previously reserved for reimbursable deal expenses in the prior year period. Additionally there were increased due diligence expenses related to certain prospective portfolio companies during the three months ended March 31, 2014.

The decrease of $0.2 million in the net base management fee during the three months ended March 31, 2014, as compared to the prior year period, was due primarily to an increase in the credit for fees received by the Adviser from portfolio companies related to new investments funded during the period.

Interest expense decreased by 16.7% during the three months ended March 31, 2014, as compared to the prior year period, primarily due to decreased borrowings throughout the quarter under our Credit Facility. The weighted average balance outstanding on our Credit Facility during the three months ended March 31, 2014, was approximately $46.9 million, as compared to $55.4 million in the prior year period, a decrease of 15.4%. Additionally, the decrease in interest expense for the three months ended March 31, 2014, as compared to the prior year period, was due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
Average total assets subject to base management fee(A)	$300,800	$283,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,504	$1,419
Credit for fees received by Adviser from the portfolio companies	(298)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(29)	(43)

Net Base Management Fee	$1,177	$1,376

Incentive fee(B)	1,121	953
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(596)

Net Incentive Fee	$1,121	$357

Credit for fees received by Adviser from the portfolio companies	(298)	—
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(29)	(43)
Incentive fee credit	—	(596)

Credit to Fees From Adviser(B)	$(327)	$(639)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

Realized (Losses) Gains and Unrealized Depreciation on Investments

Net Realized (Losses) Gains

For the three months ended March 31, 2014, we recorded a net realized loss on investments of $2.5 million, which primarily related to our sale of BAS. For the three months ended March 31, 2013, there was minimal realized gain activity, which consisted primarily of unamortized discounts on the early payoffs of several syndicated investments during the period.

Net Unrealized Depreciation

Net unrealized depreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended March 31, 2014, we recorded net unrealized depreciation of investments in the aggregate amount of $4.0 million, which included reversals totaling $6.7 million in cumulative unrealized depreciation, primarily related to our sale of BAS. Excluding reversals, we had $10.7 million in net unrealized depreciation for the three months ended March 31, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the three months ended March 31, 2014, consisted of approximately $5.2 million on our debt investments and approximately $5.5 million on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2014, were as follows:

	Three Months Ended March 31, 2014
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
BAS Broadcasting	$(2,765)	$—	$6,905	$4,140
Legend Communications of Wyoming, LLC	—	2,677	—	2,677
Defiance Integrated Technologies, Inc.	—	1,463	—	1,463
Sunburst Media – Louisiana, LLC	—	1,012	—	1,012
Sunshine Media Holdings	—	931	—	931
Heartland Communications Group	—	365	—	365
Francis Drilling Fluids, Ltd.	—	300	—	300
First American Payment Systems, L.P.	—	291	—	291
Westland Technologies, Inc.	—	(294)	—	(294)
International Junior Golf Training Acquisition Company	—	(310)	—	(310)
Precision Acquisition Group Holdings, Inc.	—	(469)	—	(469)
Alloy Die Casting Co.	—	(905)	—	(905)
RBC Acquisition Corp.	—	(6,142)	—	(6,142)
Midwest Metal Distribution, Inc.	—	(10,152)	—	(10,152)
Other, net (<$250)	226	551	(163)	614

Total:	$(2,539)	$(10,682)	$6,742	$(6,479)

The largest driver of our net unrealized depreciation (excluding reversals) for the three months ended March 31, 2014, was due to a decrease in certain comparable multiples used for valuations during the period, most notably that of Midwest Metal Distribution, Inc. (“Midwest”) and RBC Acquisition Corp. (“RBC”). During the three months ended March 31, 2014, we invested $1.7 million in additional preferred equity capital in RBC. This unrealized depreciation for the three months ended March 31, 2014, was partially offset by unrealized appreciation on certain portfolio companies due to increased operational and financial performance.

During the three months ended March 31, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $7.6 million. Over our entire portfolio, the net unrealized depreciation for the three months ended March 31, 2013, consisted of approximately $2.9 million on our debt investments and approximately $4.7 million on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2013, were as follows:

	Three Months Ended March 31, 2013
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
Sunshine Media Holdings	$—	$1,401	$—	$1,401
Kansas Cable Holdings, Inc.	—	470	—	470
International Junior Golf Training Acquisition Company	—	417	—	417
Lindmark Acquisition, LLC	—	(315)	—	(315)
Defiance Integrated Technologies, Inc.	—	(396)	—	(396)
WP Evenflo Group Holdings, Inc.	—	(508)	—	(508)
GFRC Holdings, LLC	—	(581)	—	(581)
Legend Communications of Wyoming, LLC	—	(629)	—	(629)
AG Transportation Holdings, LLC	—	(728)	—	(728)
Francis Drilling Fluids, Ltd.	—	(923)	—	(923)
RBC Acquisition Corp.	—	(7,059)	—	(7,059)
Other, net (<$250)	30	1,240	(22)	1,248

Total:	$30	$(7,611)	$(22)	$(7,603)

The largest driver of our net unrealized depreciation for the three months ended March 31, 2013, was the notable unrealized depreciation of $7.1 million for RBC due to a decline in financial and operational performance. During the three months ended March 31, 2013, we invested $2.0 million in additional preferred equity in RBC. This unrealized depreciation for the three months ended March 31, 2013, was partially offset by unrealized appreciation on Sunshine Media Holdings (“Sunshine”) of $1.4 million, which was due to an incremental improvement in this portfolio company’s financial and operational performance.

As of March 31, 2014, the fair value of our investment portfolio was less than its cost basis by approximately $62.5 million, and our entire investment portfolio was valued at 82.4% of cost, as compared to cumulative net unrealized depreciation of $58.5 million and a valuation of our entire portfolio at 82.9% of cost as of December 31, 2013. This decrease quarter over quarter represents net unrealized depreciation of our investments of $4.0 million for the three months ended March 31, 2014. Of our current investment portfolio, 13 portfolio companies originated before December 31, 2007, representing 31.2% of the entire cost basis of our portfolio, were valued at 51.9% of cost and include our two investments on non-accrual status. Our 38 portfolio companies originated after December 31, 2007, representing 68.8% of the entire cost basis of our portfolio, were valued at 96.3% of cost, none of these portfolio companies are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of March 31, 2014, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that were disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

Net unrealized (appreciation) depreciation of other includes the net change in the fair value of our Credit Facility and our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended March 31, 2014, we recorded net unrealized appreciation of borrowings of $0.1 million compared to net unrealized depreciation of borrowings of $0.4 million for the three months ended March 31, 2013. Our Credit Facility was fair valued at $60.5 million and $47.1 million as of March 31, 2014 and September 30, 2013, respectively. Our interest rate cap was fair valued at $0 and $4 as of March 31, 2014 and September 30, 2013, respectively.

Comparison of the Six Months Ended March 31, 2014, to the Six Months Ended March 31, 2013

	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$16,362	$16,604	$(242)	(1.5)%
Other income	1,361	1,648	(287)	(17.4)

Total investment income	17,723	18,252	(529)	(2.9)

EXPENSES
Base management fee	2,960	2,851	109	3.8
Incentive fee	2,095	2,168	(73)	(3.4)
Administration fee	416	337	79	23.4
Interest expense	1,284	1,659	(375)	(22.6)
Dividend expense on mandatorily redeemable preferred stock	1,372	1,372	—	—
Amortization of deferred financing fees	630	585	45	7.7
Other	1,276	851	425	49.9

Expenses before credits from Adviser	10,033	9,823	210	2.1
Credits to fees from Adviser	(1,205)	(840)	(365)	(43.5)

Total expenses net of credits	8,828	8,983	(155)	(1.7)

NET INVESTMENT INCOME	8,895	9,269	(374)	(4.0)

NET REALIZED AND UNREALIZED LOSS
Net realized loss on investments	(13,313)	(3,018)	(10,295)	(341.1)
Net unrealized appreciation (depreciation) of investments	12,937	(2,748)	15,685	570.8
Net unrealized (appreciation) depreciation of other	(115)	2,100	(2,215)	NM

Net loss from investments and other	(491)	(3,666)	3,175	86.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,404	$5,603	$2,801	50.0%

NM = Not Meaningful

Investment Income

Total interest income decreased by 1.5% for the six months ended March 31, 2014, as compared to the prior year period. This decrease was due primarily to several early payoffs at par early in the current period. These payoffs were offset by new investments funding later in the current period. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended March 31, 2014, was $281.4 million, compared to $285.5 million for the prior year period, a decrease of 1.4%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and remained at 11.6% for the six months ended March 31, 2014 and 2013, respectively.

During the six months ended March 31, 2014, two of our portfolio companies were on non-accrual, with an aggregate debt cost basis of approximately $33.8 million, or 10.3%, of the cost basis of all debt investments in our portfolio. During the prior year period, four portfolio companies were on non-accrual with an aggregate debt cost of approximately $56.8 million, or 16.4%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland on non-accrual status. During the three months ended December 31, 2013, we sold our investment in LocalTel that had been on non-accrual status. See “Overview — Investment Highlights” for more information. No other non-accruals were added and no other non-accruals were placed on accrual during the six months ended March 31, 2014 and 2013, respectively.

Other income decreased by 17.4% for the six months ended March 31, 2014, as compared to the prior year period. For the six months ended March 31, 2014, other income consisted primarily of $0.5 million in prepaid success fees received from FDF, $0.1 million in prepayment penalty fees received from POP, $0.3 million in dividend and other fees received from FDF and $0.4 million in success fees received related to our sale of substantially all of the assets of Lindmark and the ensuing pay down of our debt investments in Lindmark at par in September 2013. For the six months ended March 31, 2013, other income consisted primarily of $1.1 million in success fees received from the early payoff of Westlake Hardware, Inc. (“Westlake”) in December 2012 and an aggregate of $0.5 million in prepayment fees related to early payoffs of four syndicate investments during the three months ended December 31, 2012.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2014		Six Months Ended March 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$29,745	10.2%	$1,616	9.1%
J.America, Inc.(A)	17,127	5.8	493	2.8
Francis Drilling Fluids, Ltd.	14,965	5.1	1,723	9.7
AG Transportation Holdings, LLC	13,016	4.4	911	5.1
Vision Solutions, Inc.	11,055	3.8	535	3.0

Subtotal—five largest investments	85,908	29.3	5,278	29.7
Other portfolio companies	207,412	70.7	12,437	70.2
Other non-portfolio company revenue	—	—	8	0.1

Total Investment Portfolio	$293,320	100.0%	$17,723	100.0%

	As of March 31, 2013		Six Months Ended March 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
RBC Acquisition Corp.	$21,110	7.9%	$1,609	8.8%
Allen Edmonds Shoe Corporation(B)	19,580	7.3	627	3.4
Midwest Metal Distribution, Inc.	18,007	6.7	1,119	6.1
Francis Drilling Fluids, Ltd.	14,550	5.5	910	5.0
CMI Acquisition, LLC(C)	13,480	5.0	1,015	5.6

Subtotal—five largest investments	86,727	32.4	5,280	28.9
Other portfolio companies	180,753	67.6	12,874	70.5
Other non-portfolio company revenue	—	—	98	0.6

Total Investment Portfolio	$267,480	100.0%	$18,252	100.0%

(A)	Investment added in December 2013.
(B)	Investment exited in December 2013 at par.
(C)	Investment exited in September 3013 at par.

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, decreased for the six months ended March 31, 2014, by 1.7%, as compared to the prior year period. This decrease was primarily due to the decrease in the net base management fee and a decrease in interest expense on our Credit Facility, offset partially by an increase in other expenses during the six months ended March 31, 2014.

The decrease of $0.3 million the net base management fee during the six months ended March 31, 2014, as compared to the prior year period, was due primarily to an increase in the credit for fees received by the Adviser from portfolio companies related to new investments funded during the period.

Interest expense decreased by 22.6% during the six months ended March 31, 2014, as compared to the prior year period, primarily due to decreased borrowings throughout the period under our Credit Facility. The weighted average balance outstanding on our Credit Facility during the six months ended March 31, 2014, was approximately $39.9 million, as compared to $50.7 million in the prior year period, a decrease of 21.2%. Additionally, the decrease in interest expense for the six months ended March 31, 2014, as compared to the prior year period, was due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

The increase of $0.4 million in other expenses during the six months ended March 31, 2014, as compared to the prior year period, primarily due to the receipt of certain previously reserved for reimbursable deal expenses in the prior year period. Additionally there were increased due diligence expenses related to certain prospective portfolio companies during the six months ended March 31, 2014.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2014	2013
Average total assets subject to base management fee(A)	$296,000	$285,100
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	$2,960	$2,851
Credit for fees received by Adviser from the portfolio companies	(631)	(140)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(59)	(104)

Net Base Management Fee	$2,270	$2,607

Incentive fee(B)	2,095	2,168
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(515)	(596)

Net Incentive Fee	$1,580	$1,572

Credit for fees received by Adviser from the portfolio companies	(631)	(140)
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5% per annum	(59)	(104)
Incentive fee credit	(515)	(596)

Credit to Fees From Adviser(B)	$(1,205)	$(840)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

Realized Loss and Unrealized Depreciation on Investments

Net Realized Losses

For the six months ended March 31, 2014, we recorded a net realized loss on investments of $13.3 million, primarily related to our sales of LocalTel ($10.8 million) and BAS ($2.8 million) during the period.

For the six months ended March 31, 2013, we recorded a net realized loss on investments of $3.0 million, primarily related to our sale of Viapack, Inc. (“Viapack”) of $2.4 million and our write off of Access Television Network, Inc. (“Access TV”) of $0.9 million in November 2012. These realized losses were partially offset by the aggregate realized gains of $0.2 million from unamortized discounts from several early payoffs during the six months ended March 31, 2012, as well as escrowed net proceeds of $0.1 million in connection with our exit in fiscal year 2012 of our investment in Newhall Holdings Inc. (“Newhall”).

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the six months ended March 31, 2014, we recorded net unrealized appreciation of investments in the aggregate amount of $12.9 million, which included reversals totaling $16.9 million in cumulative unrealized depreciation, primarily related to our sales of LocalTel and BAS. Excluding reversals, we had $4.0 million in net unrealized depreciation for the six months ended March 31, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the six months ended March 31, 2014, consisted of approximately $2.0 million on our debt investments and approximately $2.0 million on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2014, were as follows:

	Six Months Ended March 31, 2014
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
BAS Broadcasting	$(2,765)	$187	$6,905	$4,327
Legend Communications of Wyoming, LLC	—	2,677	—	2,677
Sunshine Media Holdings		2,393	—	2,393
GFRC Holdings, LLC	—	1,801	45	1,846
Defiance Integrated Technologies, Inc.	—	1,258	—	1,258
Sunburst Media – Louisiana, LLC	—	809	—	809
Funko, LLC	—	717	—	717
Saunders & Associates	—	641	—	641
North American Aircraft Services, LLC	—	450	—	450
Francis Drilling Fluids, Ltd.	—	406	—	406
Ashland Acquisitions, LLC	—	(353)	—	(353)
Precision Acquisition Group Holdings, Inc.	—	(423)	—	(423)
LocalTel, LLC	(10,774)	—	10,218	(556)
International Junior Golf Training Acquisition Company	—	(560)	—	(560)
Targus Group International, Inc.	—	(646)	—	(646)
Alloy Die Casting Co.	—	(905)	—	(905)
RBC Acquisition Corp.	—	(2,887)	—	(2,887)
Midwest Metal Distribution, Inc.	—	(9,961)	—	(9,961)
Other, net (<$250)	226	450	(285)	391

Total:	$(13,313)	$(3,946)	$16,883	$(376)

The largest driver of our net unrealized depreciation (excluding reversals) for the six months ended March 31, 2014, was due to a decrease in certain comparable multiples used for valuations during the period, most notably Midwest and RBC, which was partially offset by unrealized appreciation on certain portfolio companies due to incremental improvements in financial and operational performance. During the six months ended March 31, 2014, we invested $1.7 million in additional preferred equity capital in RBC.

During the six months ended March 31, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $2.7 million, which included the reversal of $8.0 million in combined aggregate unrealized depreciation, primarily related to our sale of Viapack and our write off of Access TV. Excluding reversals, we had $10.8 million in net unrealized depreciation for the six months ended March 31, 2013. Over our entire portfolio, the net unrealized depreciation for the six months ended March 31, 2013, is comprised of approximately $3.0 million of appreciation on our debt investments and approximately $5.8 million of depreciation on our equity investments.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2013, were as follows:

	Six Months Ended March 31, 2013
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Viapack, Inc.	$(2,407)	$—	$6,660	$4,253
Sunshine Media Holdings	—	1,632	—	1,632
Access Television Network, Inc.	(903)	—	903	—
International Junior Golf Training Acquisition Company	—	841	—	841
Westlake Hardware, Inc.	—	—	640	640
Kansas Cable Holdings, Inc.	—	401	—	401
LocalTel, LLC	—	(256)	—	(256)
CMI Acquisition, LLC	—	(285)	—	(285)
WP Evenflo Group Holdings, Inc.	—	(528)	3	(525)
BAS Broadcasting	—	(560)	—	(560)
AG Transportation Holdings, LLC	—	(729)	—	(729)
Francis Drilling Fluids, Ltd.	—	(836)	—	(836)
Lindmark Acquisition, LLC	—	(853)	—	(853)
GFRC Holdings, LLC	—	(1,171)	—	(1,171)
Legend Communications of Wyoming, LLC	—	(1,339)	—	(1,339)
Defiance Integrated Technologies, Inc.	—	(1,593)	—	(1,593)
RBC Acquisition Corp.	—	(7,473)	—	(7,473)
Other, net (<$250)	292	1,975	(180)	2,087

Total:	$(3,018)	$(10,774)	$8,026	$(5,766)

The largest driver of our net unrealized depreciation for the six months ended March 31, 2013, was the notable unrealized depreciation of RBC of $7.5 million due to a decline in the portfolio company’s financial and operational performance. In addition, there was unrealized depreciation of Defiance Integrated Technologies, Inc. of $1.6 million and Legend Communications of Wyoming LLC of $1.3 million, which were also due to declines in these portfolio companies’ financial and operational performance. Partially offsetting this unrealized depreciation for the six months ended March 31, 2013, were the reversals of unrealized depreciation of Viapack of $6.7 million, Access TV of $0.9 million and Westlake of $0.6 million, all related to sales, write offs or payoffs during the period, as well as unrealized appreciation of Sunshine of $1.6 million due to an incremental improvement in the financial and operational performance of this portfolio company.

As of March 31, 2014, the fair value of our investment portfolio was less than its cost basis by approximately $62.5 million, and our entire investment portfolio was valued at 82.4% of cost, as compared to cumulative net unrealized depreciation of $75.4 million and a valuation of our entire portfolio at 77.3% of cost as of September 30, 2013. This represents net unrealized appreciation of our investments of $12.9 million for the s months ended March 31, 2014. Of our current investment portfolio, 13 portfolio companies originated before December 31, 2007, representing 31.2% of the entire cost basis of our portfolio, were valued at 51.9% of cost and include our two investments on non-accrual status. Our 38 portfolio companies originated after December 31, 2007, representing 68.8% of the entire cost basis of our portfolio, were valued at 96.3% of cost, none of these portfolio companies are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of March 31, 2014, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that were disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

Net unrealized (appreciation) depreciation of other includes the net change in the fair value of our Credit Facility and our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the six months ended March 31, 2014, we recorded net unrealized appreciation of borrowings of $0.1 million compared to net unrealized depreciation of borrowings of $2.1 million for the six months ended March 31, 2013. Our Credit Facility was fair valued at $60.5 million and $47.1 million as of March 31, 2014 and September 30, 2013, respectively. Our interest rate cap was fair valued at $0 and $4 as of March 31, 2014 and September  30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash used in operating activities during the six months ended March 31, 2014, was $11.9 million, as compared to net cash provided by operating activities of $9.8 million for the six months ended March 31, 2013. The difference was primarily due to an increase in new investments, partially offset by a decrease in principal repayments during the six months ended March 31, 2014.

As of March 31, 2014, we had loans to, syndicated participations in and/or equity investments in 51 private companies with an aggregate cost basis of approximately $355.8 million. As of March 31, 2013, we had loans to, syndicated participations in and/or equity investments in 47 private companies with an aggregate cost basis of approximately $361.3 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2014 and 2013, at fair value:

	Six Months Ended March 31,
	2014	2013
Beginning investment portfolio, at fair value	$256,878	$273,960
New investments	70,981	56,227
Disbursements to existing portfolio companies	8,820	4,599
Scheduled principal repayments	(1,736)	(3,058)
Unscheduled principal repayments	(36,679)	(51,949)
Net proceeds from sales of investments	(4,700)	(5,918)
Net unrealized depreciation of investments	(3,946)	(10,774)
Reversal of prior period depreciation on realization	16,883	8,026
Net realized loss on investments	(13,343)	(3,146)
Increase in investment balance due to PIK(A)	128	39
Net change in premiums, discounts and amortization	34	(526)

Investment Portfolio, at Fair Value	$293,320	$267,480

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2014:

For the Fiscal Years Ending September 30:		Amount
For the remaining six months ending September 30:	2014	$44,596
	2015	43,877
	2016	78,532
	2017	13,665
	2018	44,589
	Thereafter	103,035

	Total contractual repayments	$328,294
	Equity investments	28,307
	Adjustments to cost basis on debt investments	(830)

	Total Cost Basis of Investments Held at March 31, 2014:	$355,771

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2014 of $4.4 million consisted primarily of net borrowings on our Credit Facility of $13.3 million, partially offset by $8.8 million of distributions to common stockholders. Net cash used in financing activities for the six months ended March 31, 2013 of $11.1 million consisted primarily of distributions to common stockholders of $8.8 million, offset partially by net repayments on our Credit Facility of $3.4 million.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions to stockholders that we can pay out to be no greater than our net investment income in each fiscal year. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the six months from October 2013 through March 2014, which totaled an aggregate of $8.8 million. In April 2014, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May and June 2014. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2014.

For the fiscal year ended September 30, 2013, which includes the three months ended December 31, 2012, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for that fiscal year. For our fiscal year ended September 30, 2013, our common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our preferred stock dividends), which resulted in a partial return of capital of approximately $1.3 million. The return of capital was primarily due to accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes. The federal income tax characterization of the common distributions declared and paid to our stockholders for our fiscal year ending September 30, 2014 will be determined at our fiscal year end and cannot be determined at this time.

Preferred Stock Distributions

We also declared and paid monthly cash distributions of $0.1484375 per share of our 7.125% Series 2016 Term Preferred Stock (our “Term Preferred Stock”) for each of the six months from October 2013 through March 2014, which totaled an aggregate of $1.4 million. In April 2014, our Board of Directors declared a monthly distribution of $0.1484375 per share of Term Preferred Stock for each of April, May and June 2014. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an operating expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and have been characterized as ordinary income to our preferred stockholders since the Term Preferred Stock was issued in November 2011.

Equity

Registration Statement

We filed Post-effective Amendment No. 1 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 23, 2013, and subsequently filed Post-effective Amendment No. 2 on February 14, 2014, which the SEC declared effective on February 21, 2014. Our Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock, including through a combined offering of such securities. We have not issued any securities to date under our Registration Statement.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has from time to time over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of April 29, 2014, our closing market price was $9.68 per common share, a 1.1% discount to our March 31, 2014 NAV per common share of $9.79. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering to existing common stockholders.

At our Annual Meeting of Stockholders held on February 13, 2014, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008 and have never issued common stock below NAV share.

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

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (effective January 1, 2014, now known as Key

Equipment Finance, a division of KeyBank National Association) (“Key Equipment”) as administrative agent. Keybank, Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.7 million in April 2013 and $0.6 million in January 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment as custodian. Key Equipment, which also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also generally limits payments on distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability credit under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our Term Preferred Stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $190.0 million as of March 31, 2014, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2014, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $244.1 million, asset coverage of 308% and an active status as a BDC and RIC. In addition, we had 33 obligors in the borrowing base of our Credit Facility as of March 31, 2014. As of March 31, 2014 we were in compliance with all of our Credit Facility covenants.

On July 15, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2014 and September 30, 2013, the fair value of our interest rate cap agreement was $0 and $4, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of March 31, 2014 and September 30, 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes our contractual obligations as of March 31, 2014, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$60,200	$—	$—	$60,200
Term Preferred Stock	—	38,497	—	—	38,497
Interest on contractual obligations(C)	2,966	10,336	—	—	13,302

Total	$2,966	$109,033	$—	$—	$111,999

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $11.4 million as of March 31, 2014.
(B)	Principal balance of borrowings under our Credit Facility, based on the current contractual maturity as of March 31, 2014 due to the revolving nature of the facility. In April 2013, we amended our Credit Facility to extend the revolver period end date until January 2016.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Term Preferred Stock. The amount of interest calculated for purposes of this table was based upon rates and balances of our Credit Facility as of March 31, 2014. Dividend payments on our Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions to stockholders through the date of mandatory redemption.

Of our interest bearing debt investments as of March 31, 2014, 47.2% have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we do not recognize success fees as income until they are received in cash. As a result, as of March 31, 2014, we have an aggregate off-balance sheet success fee receivable on our accruing debt investments of $16.3 million, or approximately $0.77 per common share, that would be owed to us based on our current portfolio if fully paid off. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

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

The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of March 31, 2014 and September 30, 2013, all of our investments were valued using Level 3 inputs. See Note 3—Investments in our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

General Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our Board of Directors. In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable. In addition, our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

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

Valuation Methods

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of March 31, 2014 and September 30, 2013, we did not have any investments in publicly traded securities.

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

As of March 31, 2014 and September 30, 2013, the Adviser determined that the IBPs were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly-reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Adviser may also submit PIK interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received. Furthermore, the Adviser may utilize DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

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

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. At times, the estimates of fair value calculated by the various valuation techniques (inclusive of the third-party valuations we receive) may materially differ from one another, resulting in a range of potential values. In these circumstances, the Adviser comes to its good faith valuation conclusion based on all facts and circumstances considered, which is then presented to the Board for review and ultimate approval. In general, fair value is the amount that the Adviser might reasonably expect us to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

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

The following table lists the risk ratings for all non-syndicated loans in our portfolio as of March 31, 2014 and September 30, 2013, representing approximately 77.4% and 80.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2014	2013
Highest	10.0	10.0
Average	5.6	5.9
Weighted Average	5.3	5.5
Lowest	2.0	2.0

For syndicated loans that are currently rated by an NRSRO, the Adviser risk rates such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2014 and September 30, 2013, representing approximately 20.4% and 13.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2014	2013
Highest	BBB-/Ba2	B+/NR
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	B-/B3	CCC/Caa1

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. As of March 31, 2014 and September 30, 2013, these loans represented 2.2% and 5.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2014	2013
Highest	4.0	5.0
Average	4.0	4.5
Weighted Average	4.0	4.6
Lowest	4.0	4.0

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectable. As of March 31, 2014, two portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $33.8 million, or 10.3% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $9.2 million, or 3.3% of the fair value of all debt investments in our portfolio. As of September 30, 2013, two portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio.

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

As of March 31, 2014 and September 30, 2013, we had 20 and 19 original OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $58 and $0.1 million for the three and six months ended March 31, 2014, respectively, as compared to $70 and $0.1 million for the three and six months ended March 31, 2013, respectively. The unamortized balance of OID investments as of March 31, 2014 and September 30, 2013, totaled $0.9 million and $1.0 million, respectively. As of March 31, 2014, and September 30, 2013, we had three investments which had a PIK interest component, respectively. We recorded PIK income of $80 and $0.2 million for the three and six months ended March 31, 2014, respectively, as compared to $51 and $0.1 million for the three and six months ended March 31, 2013, respectively. We collected $0 PIK interest in cash during the six months ended March 31, 2014 and 2013, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We received an aggregate of $0.9 million of success fees during the six months ended March 31, 2014, which resulted from a $0.5 million prepayment by FDF in February 2014 and $0.4 million related to our sale of substantially all of the assets in Lindmark and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received $1.1 million of success fees during the six months ended March 31, 2013, which resulted from our exit of Westlake at par in December 2012. As of March 31, 2014 and September 30, 2013, we had an aggregate off-balance sheet success fee receivable on our accruing debt investments of approximately $16.3 million and $16.9 million, respectively.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time we exit an investment, based on the respective investment’s prepayment fee schedule. During the six months ended March 31, 2014, we received an aggregate of $0.2 million of prepayment fees from the early payoffs at par of one of our proprietary investments and one of our syndicated investments. During the six months ended March 31, 2013, we received an aggregate of $0.5 million of prepayment fees, which resulted from the early payoffs of four of our syndicated loans during the period.

Dividend income on preferred equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the six months ended March 31, 2014, we received $0.2 million of dividend income from our preferred investment in FDF. We did not receive any dividend income during the six months ended March 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks. Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.

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

We target to have approximately 10.0% of the loans in our portfolio at fixed rates, with approximately 90.0% made at variable rates or variable rates with a floor. As of March 31, 2014, our portfolio consisted of the following:

Variable rates	85.1%
Fixed rates	14.9

Total:	100.0%

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate.

In July 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notational amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on our Credit Facility, which are at variable rates. The use of a cap agreement involves risks that are different from those associated with ordinary portfolio securities transactions. Cap agreements may be considered to be illiquid. Although we will not enter into any such agreements unless we believe that the other party to the transaction is credit worthy, we bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty. As of March 31, 2014, our interest rate cap agreement had a minimal fair value.

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2014 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on November  20, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our capital stock. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on November 20, 2013. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

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

Date: April 30, 2014

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