Form 10-Q
period 2014-06-30
GLADSTONE CAPITAL CORP
filed 2014-07-30
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 811-000000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of July 30, 2014 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2014	September 30, 2013
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $226,781 and $218,713, respectively)	$198,971	$181,870
Affiliate investments (Cost of $60,802 and $9,440, respectively)	40,625	10,787
Control investments (Cost of $62,800 and $104,113, respectively)	25,487	64,221

Total investments at fair value (Cost of $350,383 and $332,266, respectively)	265,083	256,878

Cash and cash equivalents	7,775	13,900
Restricted cash and cash equivalents	798	1,176
Interest receivable	2,810	2,488
Due from custodian	1,815	16,473
Deferred financing fees	3,642	3,086
Other assets	764	1,090

TOTAL ASSETS	$282,687	$295,091

LIABILITIES
Borrowings at fair value (Cost of $35,100 and $46,900, respectively)	$36,560	$47,102
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 and 1,539,882 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	61,000	38,497
Accounts payable and accrued expenses	550	494
Interest payable	145	170
Fees due to Adviser(A)	1,953	1,706
Fee due to Administrator(A)	219	126
Other liabilities	1,269	1,004

TOTAL LIABILITIES	$101,696	$89,099

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized and 21,000,160 shares issued and outstanding	$21	$21
Capital in excess of par value	307,425	322,936
Note receivable from employee(A)	(175)	(175)
Cumulative net unrealized depreciation of investments	(85,300)	(75,388)
Cumulative net unrealized appreciation of other	(1,521)	(260)
Under/overdistributed net investment income	2,197	(100)
Accumulated net realized losses	(41,656)	(41,042)

TOTAL NET ASSETS	$180,991	$205,992

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$8.62	$9.81

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$6,105	$6,777	$18,831	$20,926
Affiliate investments	1,519	—	2,570	—
Control investments	556	1,551	3,133	3,908
Other	4	23	12	120
Other income:
Non-Control/Non-Affiliate investments	670	200	1,631	1,848
Affiliate investments	701	—	701	—
Control investments	625	—	1,025	—

Total investment income	10,180	8,551	27,903	26,802

EXPENSES
Base management fee(A)	1,461	1,382	4,421	4,233
Loan servicing fee(A)	917	941	2,628	2,707
Incentive fee(A)	1,266	998	3,361	3,167
Administration fee(A)	219	183	635	521
Interest expense on borrowings	710	756	1,994	2,415
Dividend expense on mandatorily redeemable preferred stock	937	686	2,309	2,057
Amortization of deferred financing fees	314	313	944	898
Professional fees	98	181	725	473
Other general and administrative expenses	179	197	828	754

Expenses before credits from Adviser	6,101	5,637	17,845	17,225
Credits to base management fee—loan servicing fee(A)	(917)	(941)	(2,628)	(2,707)
Credits to fees from Adviser—other(A)	(67)	(555)	(1,272)	(1,395)

Total expenses net of credits	5,117	4,141	13,945	13,123

NET INVESTMENT INCOME	5,063	4,410	13,958	13,679

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	54	160	(2,556)	(578)
Control investments	—	(2,906)	(10,733)	(5,314)
Escrows	—	358	30	486
Extinguishment of debt	(1,297)	—	(1,297)	—
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(3,203)	(6,344)	9,034	(8,202)
Affiliate investments	(18,246)	384	(24,741)	384
Control investments	(1,400)	1,259	5,795	369
Other	(1,146)	620	(1,261)	2,720

Net realized and unrealized loss	(25,238)	(6,469)	(25,729)	(10,135)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(20,175)	$(2,059)	$(11,771)	$3,544

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.24	$0.21	$0.66	$0.65

Net (decrease) increase in net assets resulting from operations	$(0.96)	$(0.10)	$(0.56)	$0.17

Dividends declared and paid per share	$0.21	$0.21	$0.63	$0.63

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	21,000,160	21,000,160	21,000,160	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
OPERATIONS
Net investment income	$13,958	$13,679
Net realized loss on investments	(13,259)	(5,406)
Realized loss on extinguishment of debt	(1,297)	—
Net unrealized depreciation of investments	(9,912)	(7,449)
Net unrealized (appreciation) depreciation of other	(1,261)	2,720

Net (decrease) increase in net assets resulting from operations	(11,771)	3,544

DISTRIBUTIONS
Distributions to common stockholders	(13,230)	(13,230)

CAPITAL TRANSACTIONS
Repayment of principal on employee notes(A)	—	1,800

NET DECREASE IN NET ASSETS	(25,001)	(7,886)
NET ASSETS, BEGINNING OF PERIOD	205,992	188,564

NET ASSETS, END OF PERIOD	$180,991	$180,678

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(11,771)	$3,544
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(83,161)	(70,857)
Principal repayments on investments	47,333	69,424
Net proceeds from sale of investments	4,700	6,557
Increase in investment balance due to paid-in-kind interest	(208)	(133)
Net change in premiums, discounts and amortization	(70)	357
Net realized loss on investments	13,289	5,892
Net unrealized depreciation of investments	9,912	7,449
Realized loss on extinguishment of debt	1,297	—
Net unrealized appreciation (depreciation) of other	1,261	(2,720)
Decrease (increase) in restricted cash and cash equivalents	378	(326)
Amortization of deferred financing fees	944	898
Increase in interest receivable	(322)	(213)
Decrease in due from custodian	14,658	1,147
Decrease in other assets	323	237
Increase (decrease) in accounts payable and accrued expenses	56	(94)
Decrease in interest payable	(25)	(47)
Increase (decrease) in fees due to Adviser(A)	247	(741)
Increase in fee due to Administrator(A)	93	9
Increase (decrease) in other liabilities	265	(570)

Net cash (used in) provided by operating activities	(801)	19,813

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of mandatorily redeemable preferred stock	61,000	—
Redemption of previously issued mandatorily redeemable preferred stock	(38,497)	—
Proceeds from borrowings	91,000	68,500
Repayments on borrowings	(102,800)	(68,700)
Deferred financing fees	(2,797)	(1,334)
Distributions paid to common stockholders	(13,230)	(13,230)
Receipt of principal on employee notes	—	1,800

Net cash used in financing activities	(5,324)	(12,964)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,125)	6,849
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,900	9,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,775	$16,706

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Non-syndicated investments:
AG Transportation Holdings, LLC	Cargo transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,879	$12,903
		Member Profit Participation (18.0% ownership)(F) (G)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (G)		244	—

				14,123	12,903
Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	600
		Senior Term Debt (8.3%, Due 9/2018)(D)	2,875	2,875	2,875
		Senior Term Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,420

				8,875	8,895
Alloy Die Casting Co.	Diversified/conglomerate manufacturing	Senior Term Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,242
		Preferred Stock (1,742 units)(F) (G)		1,742	388
		Common Stock (270 units)(F) (G)		18	—

				6,995	5,630
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Senior Term Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,302
		Preferred Stock (1,253 shares)(F) (G) (K)		1,253	1,385

				5,528	5,687
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	98
Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,774
		Preferred Equity Units (999 units)(F) (G)		892	903
		Common Equity Units (999 units)(F) G)		1	—

				15,893	15,677
Funko, LLC	Personal and non-durable consumer products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,616	7,616	7,768
		Preferred Equity Units (1,305 units)(F) (G)		1,305	2,595

				8,921	10,363
GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $130 available (10.5%, Due 5/2014)(D)	270	270	162
		Senior Term Debt (10.5%, Due 6/2016)(D)	4,924	4,924	2,954
		Senior Subordinated Term Debt (13.0%, Due 6/2016)(D)	6,598	6,598	4,091

				11,792	7,207
Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 9/2014)(D) (H) (M)	100	100	65
		Line of Credit, $0 available (10.0%, Due 9/2014)(D) (H) (M)	100	100	65
		Senior Term Debt (5.0%, Due 9/2014)(D) (H) (M)	4,342	4,342	928
		Common Stock Warrants (8.8% ownership)(F) (G)		66	—

				4,608	1,058
International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $0 available (13.0%, Due 5/2014)(F)	2,250	2,250	2,250
		Senior Term Debt (12.5%, Due 5/2014)(F)	61	61	—
		Senior Term Debt (14.5%, Due 5/2014)(C) (F)	2,700	2,700	500

				5,011	2,750
J.America, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (10.4%, Due 12/2019)(D) (M)	7,500	7,500	7,509
		Senior Subordinated Term Debt (11.5%, Due 12/2019)(D) (M)	9,500	9,500	9,536

				17,000	17,045
Leeds Novamark Capital I, L.P.	Private equity fund—healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,827 uncalled capital commitment)(G) (L)		173	68
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 1/2014)(D)	6,699	6,699	3,731

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018)(D)	$4,140	$4,140	$4,150
		Preferred Stock (1,449 shares)(F) (G)		1,449	1,522

				5,589	5,672
North American Aircraft Services, LLC	Aerospace and defense	Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	1,750	1,750	1,780
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,884
		Common Stock Warrants (35,000 shares)(F) (G)		350	1,044

				4,920	5,708
Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D) (M)	1,433	1,433	1,418
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (9.0%, Due 3/2015)(D)	1,000	1,000	881
		Senior Term Debt (9.0%, Due 3/2015)(D)	4,125	4,125	866
		Senior Term Debt (9.0%, Due 3/2015)(C) (D)	4,053	4,053	847

				9,178	2,594
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	779
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	7,605

				9,864	8,384
Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (8.5%, Due 2/2016)(F) (M)	6,026	6,026	1,600
WadeCo Specialties Inc.	Oil and gas	Line of Credit, $1,925 available (8.0%, Due 3/2015)(D)	75	75	75
		Senior Term Debt (8.0%, Due 3/2019)(D)	4,500	4,500	4,539
		Senior Subordinated Term Debt (12.0%, Due 3/2019)(D)	4,500	4,500	4,534
		Common Stock (1,000 shares)(F) (G)		250	402

				9,325	9,550
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	450	450	410
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,658
		Common Stock Warrants (77,287 shares)(F) (G)		350	—

				4,800	4,068

Subtotal—Non-syndicated investments				$156,861	$130,106

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0% and 1.5% PIK, Due 3/2016)(E)	$7,326	$7,266	$6,227
Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	7,143	7,135	7,170
ARSloane Acquisition, LLC	Printing and publishing	Senior Subordinated Term Debt (11.8%, Due 9/2020)(I)	5,000	4,923	5,000
Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	997	955
Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,973	3,068
Envision Acquisition Company, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.8%, Due 11/2021)(E)	2,500	2,453	2,525
First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,500	4,472	4,517
GTCR Valor Companies, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	2,000	1,980	1,980
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	4,000	3,986	4,000
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,922	5,000

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	$2,000	$1,966	$2,015
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	497	500
SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,935	3,880
Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,130	9,040	7,578
The Active Network, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	1,000	995	1,000
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,949	11,000
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.3%, Due 11/2021)(E)	500	493	504
W3, Co.	Oil and gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	499
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Stock (333 shares)(I) (G)		333	590
		Junior Preferred Stock (111 shares)(I) (G)		111	225
		Common Stock (1,874 shares)(I) (G)		—	632

				444	1,447

Subtotal—Syndicated investments				$69,920	$68,865

Total Non-Control/Non-Affiliate Investments (represented 75.3% of total investments at fair value)				$226,781	$198,971

AFFILATE INVESTMENTS(O):
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D) (M)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D) (M)	7,000	7,000	7,079
		Preferred Equity Units (4,400 units)(F) (G)		440	116
		Common Equity Units (4,400 units)(F) (G)		—	—

				7,440	7,195
Edge Adhesives Holdings, Inc.	Diversified/Conglomerate manufacturing	Line of Credit, $230 available (12.5%, Due 8/2014)(D)	770	770	771
		Senior Term Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,223
		Senior Subordinated Term Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,608
		Preferred Stock (2,316 shares)(F) (G)		2,316	2,795

				10,886	11,397
FedCap Partners, LLC	Private equity fund—aerospace and defense	Class A Membership Units (80 units)(G) (J)		1,824	2,238
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Senior Subordinated Term Debt (12.0%, Due 3/2020)(D)	6,000	6,000	6,030
		Common Stock (100,000 shares)(F) (G)		1,000	1,269

				7,000	7,299
RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F) (M)	6,891	6,891	6,891
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	1,605
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F) (M)	6,000	6,000	—
		Preferred Stock (4,999,000 shares)(F) (G) (K)		4,999	—
		Common Stock (2,000,000 shares)(F) (G)		370	—
				33,652	12,496

Total Affiliate Investments (represented 15.2% of total investments at fair value)				$60,802	$40,625

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,625	$6,625	$6,625
		Common Stock (15,500 shares)(F) (G)		1	5,508

				6,626	12,133
Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (25.0%, Due Upon Demand)(F) (M)	—	—	—
		Success Fee on Senior Subordinated Term Debt(F) (M)		—	804
		Common Stock (100 shares)(F) (G)		317	—

				317	804
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(F) (H)	18,281	18,281	4,454
		Preferred Stock (2,175 shares)(F) (G) (K)		2,175	—
		Common Stock (501 shares)(F) (G)		138	—

				20,594	4,454
Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014)(D) (H)	1,600	1,600	440
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	4,660
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	2,996
		Preferred Stock (15,270 shares)(F) (G) (K)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—
		Common Stock Warrants (72 shares)(F) (G)		—	—

				35,263	8,096

Total Control Investments (represented 9.5% of total investments at fair value)				$62,800	$25,487

TOTAL INVESTMENTS				$350,383	$265,083

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect as of June 30, 2014, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying portfolio company.
(C)	Last out tranche (“LOT”) of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Fair value was based on the indicative bid price on or near June 30, 2014, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Investment is non-income producing.
(H)	Investment is on non-accrual status.
(I)	Investment was paid off, at or above par, subsequent to June 30, 2014, and was valued based on the payoff.
(J)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than ten years after May 9, 2014 (the closing date) or two years after all outstanding leverage has matured.
(M)	Debt security has a fixed interest rate.
(N)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(Q):
Non-syndicated investments:
AG Transportation Holdings, LLC	Cargo transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,818	$12,984
		Member Profit Participation (18.0% ownership)(F) (G)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (G)		244	—

				14,062	12,984
Allen Edmonds Shoe Corporation	Personal and non-durable consumer products	Senior Subordinated Term Debt (11.3%, Due 12/2015)(D) (P)	19,483	19,483	19,604

Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	594
		Senior Term Debt (8.3% , Due 9/2018)(D)	2,875	2,875	2,846
		Senior Term Debt (13.0% , Due 9/2018)(C) (D)	5,400	5,400	5,346

				8,875	8,786
BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013)(D)	7,465	7,465	373
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	243	243	148
Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,475
		Preferred Equity Units (999 units)(F) (G)		999	192
		Common Equity Units (999 units)(F) G)		1	—

				16,000	14,667
Funko, LLC	Personal and non-durable consumer products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,530	7,530	7,530
		Preferred Equity Units (1,250 units)(F) (G)		1,250	1,646

				8,780	9,176
GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $100 available (8.7%, Due 12/2013)(D) (I)	100	100	55
		Senior Term Debt (10.5%, Due 12/2013)(D) (I)	4,924	4,924	2,708
		Senior Subordinated Term Debt (13.0%, Due 12/2013)(D) (I)	6,598	6,598	3,629

				11,622	6,392
Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2014)(D) P)	100	100	20
		Line of Credit, $0 available (10.0%, Due 3/2014)(D) (P)	100	100	20
		Senior Term Debt (5.0%, Due 3/2014)(D) (P)	4,342	4,342	868
		Common Stock Warrants (8.8% ownership)(F) (G)		66	—

				4,608	908
International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $0 available (11.0%, Due 5/2014)(D)	2,250	2,250	1,238
		Senior Term Debt (10.5%, Due 12/2013)(D)	261	261	144
		Senior Term Debt (12.5%, Due 5/2014)(C) (D)	2,500	2,500	1,375

				5,011	2,757
Leeds Novamark Capital I, L.P.	Private equity fund—healthcare, education and childcare	Limited Partnership Interest (8.4% ownership, $2,700 uncalled capital commitment)(G) (O)		253	253
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (11.0%, Due 12/2013)(D)	6,874	6,874	1,203

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(Q) (Continued):
North American Aircraft Services, LLC	Aerospace and defense	Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	$4,750	$4,750	$4,774
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,834
		Common Stock Warrants (35,000 shares)(F) (G)		350	774

				7,920	8,382
Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D) (P)	1,472	1,472	1,432
POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017)(D)	9,422	9,422	9,540
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017)(D) (P)	556	494	561
		Participation Unit (2.4% ownership)(F) (G)		75	—

				9,991	10,101
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (11.0%, Due 3/2014)(D) (L)	1,000	1,000	700
		Senior Term Debt (11.0%, Due 3/2014)(D) (L)	4,125	4,125	2,888
		Senior Term Debt (11.0%, Due 3/2014)(C) (D) (L)	4,053	4,053	2,837

				9,178	6,425
PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014)(C) (D) (K)	1,950	1,950	1,950
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	779
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	7,605

				9,864	8,384
Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013)(D)	6,000	6,000	600
Thibaut Acquisition Co.	Home and office furnishings, housewares and durable consumer products	Line of Credit, $875 available (9.0%, Due 1/2014)(D) (J)	125	125	126
		Senior Term Debt (12.0%, Due 1/2014)(C) (D) (J)	2,500	2,500	2,525

				2,625	2,651
Westland Technologies, Inc.	Diversified/conglomerate Manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	850	850	723
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,400
		Common Stock Warrants (77,287 shares)(F) (G)		350	18

				5,200	4,141

Subtotal—Non-syndicated investments				$157,476	$121,317

Syndicated Investments:
Allied Security Holdings, LLC	Personal, food and miscellaneous Services	Senior Subordinated Term Debt (9.8%, Due 2/2018)(E)	$1,000	$992	$1,008
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016)(E)	7,331	7,248	7,038
Ardent Medical Services, Inc.	Healthcare, education and Childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	4,000	3,927	4,070
Ascend Learning, LLC	Healthcare, education and Childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017)(E)	1,000	980	1,000
Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	996	969
Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,971	3,015
First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,500	4,469	4,489
New Trident Holdcorp, Inc.	Healthcare, education and Childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	4,000	3,985	4,025
PLATO Learning, Inc.	Healthcare, education and Childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,914	5,000

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(Q) (Continued):
RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	$2,000	$1,963	$2,025
Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	496	485
Steinway Musical Instruments, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	250	247	252
SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,928	3,940
Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,418	9,299	8,476
Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,939	10,890
W3, Co.	Oil and gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	507
Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020)(E)	3,000	2,945	3,023
WP Evenflo Group Holdings, Inc.	Diversified/conglomerate Manufacturing	Senior Preferred Stock (333 shares)(F) (G)		333	341
		Junior Preferred Stock (111 shares)(F) (G)		111	—
		Common Stock (1,874 shares)(F) (G)		—	—

				444	341

Subtotal—Syndicated investments				$61,237	$60,553

Total Non-Control/Non-Affiliate Investments (represented 70.8% of total investments at fair value)				$218,713	$181,870

AFFILATE INVESTMENTS(R) :
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D) (P)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D) (P)	7,000	7,000	7,000
		Preferred Equity Units (4,400 units) (F) (G)		440	440
		Common Equity Units (4,400 units) (F) (G)		—	—

				7,440	7,440
FedCap Partners, LLC	Private equity fund—aerospace and defense	Class A Membership Units (80 units)(G) (M)		2,000	3,347

Total Affiliate Investments (represented 4.2% of total investments at fair value)				$9,440	$10,787

CONTROL INVESTMENTS(S):
Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,865	$6,865	$6,865
		Common Stock (15,500 shares)(F) (G)		1	1,867

				6,866	8,732
Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt (25.0%, Due Upon	—	—	—
		Demand(F) (P)
		Success Fee on Senior Subordinated Term Debt(F) (P)		—	916
		Common Stock (100 shares)(F) (G)		317	—

				317	916
LocalTel, LLC	Printing and publishing	Line of credit, $199 available (10.0%, Due 6/2014)(F) (H)	3,285	3,285	—
		Line of Credit, $1,830 available (4.7%, Due 6/2014)(F) (H)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2014)(F) (H)	325	325	—
		Senior Term Debt (8.5%, Due 6/2014)(F) (H)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2014)(C) (F) (H)	2,750	2,750	—
		Common Stock Warrants (4,000 shares)(F) (G)		—	—

				10,218	—
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(D)	18,281	18,281	17,733
		Preferred Stock (2,000 shares)(F) (G) (N)		2,000	—
		Common Stock (501 shares)(F) (G)		138	—

				20,419	17,733

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(S) (Continued):
RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	$4,000	$4,000	$4,000
		Mortgage Note (9.5%, Due 12/2014)(F) (P)	6,969	6,969	6,969
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F) (P)	6,000	6,000	6,000
		Preferred Stock (2,299,000 shares)(F) (G) (N)		2,299	2,447
		Common Stock (2,000,000 shares)(F) (G)		370	183

				31,030	30,991
Sunshine Media Holdings	Printing and publishing	Line of credit, $400 available (4.8%, Due 8/2014)(D) (H)	1,600	1,600	320
		Senior Term Debt (4.8%, Due 5/2016)(D) (H)	16,948	16,948	3,389
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (H)	10,700	10,700	2,140
		Preferred Stock (15,270 shares)(F) (G) (N)		5,275	—
		Common Stock (1,867 shares)(F) (G)		740	—
		Common Stock Warrants (72 shares)		—	—

				35,263	5,849

Total Control Investments (represented 25.0% of total investments at fair value)				$104,113	$64,221

TOTAL INVESTMENTS(T)				$332,266	$256,878

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day LIBOR) in effect as of September 30, 2013, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying portfolio company.
(C)	LOT of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Fair value was based on the indicative bid price on or near September 30, 2013, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Investment is non-income producing.
(H)	Investment is on non-accrual status.
(I)	Subsequent to September 30, 2013, the maturity on GFRC Holdings, LLC’s debt was extended until June 30, 2016 and the GFRC Holdings, LLC’s line of credit was repaid in full and terminated.
(J)	Subsequent to September 30, 2013, the maturity on Thibaut Acquisition Co.’s debt was extended until December 11, 2014.
(K)	Subsequent to September 30, 2013, the investment was paid off at par and therefore was valued at the payoff amount as of September 30, 2013.
(L)	Effective October 1, 2013, Precision Acquisition Group Holdings, Inc.’s debt interest rates increased to 13.0%.
(M)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(N)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than ten years after May 9, 2014 (the closing date) or two years after all outstanding leverage has matured.
(P)	Debt security has a fixed interest rate.
(Q)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(R)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(S)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(T)	Cumulative gross unrealized depreciation for federal income tax purposes is $83.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $5.5 million. Cumulative net unrealized depreciation is $78.2 million, based on a tax cost of $335.1 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2014

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

Gladstone Financial Corporation (previously known as Gladstone SSBIC Corporation and herein referred to as “Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of June 30, 2014 and September 30, 2013, we held no investments through Gladstone Financial.

The financial statements of the foregoing two subsidiaries are consolidated with ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 12—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement (the “Administration Agreement”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2014, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on November 20, 2013.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the three and nine months ended June 30, 2014, with no effect on our financial condition, results of operations or cash flows.

Revisions

Certain amounts in the prior year’s financial statements have been revised to correct the net presentation of certain fees in our results of operations. Our Adviser services, administers and collects on the loans held by Business Loan, in return for which our Adviser receives a 2% annual fee from Business Loan. All loan servicing fees are credited back to us by our Advisor. Previously, we presented the loan servicing fee on a net basis, which is zero because it is 100% credited back to us. We have revised our fee presentation related to these loan servicing fees to reflect the gross fee and related gross credit amounts for the three and nine month periods ended June 30, 2013.

Management evaluated this error in presentation and concluded it was not material to the previously issued financial statements for the three and nine months ended June 30, 2013. The impact of the revision is shown in the table below:

	Three Months Ended June 30, 2013		Nine Months Ended June 30, 2013
	As Previously Reported	As Revised	As Previously Reported	As Revised
Expenses
Loan servicing fee	$—	$941	$—	$2,707
Expenses before credits from Adviser	4,696	5,637	14,518	17,225
Credits to base management fee—loan servicing fee	—	(941)	—	(2,707)
Credits to fees from Adviser—other	(555)	(555)	(1,395)	(1,395)

Total expenses net of credits	$4,141	$4,141	$13,123	$13,123

Investment Valuation Policy

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized depreciation or appreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized depreciation or appreciation primarily reflect the change in investment fair values, including the reversal of previously recorded unrealized depreciation or appreciation when gains or losses are realized.

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our established investment valuation policy (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the Valuation Officer, employed by the Administrator (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the Valuation Officer, uses the Policy, which has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, the third-party service provider Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on our non-syndicated debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimates of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value—In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA or revenue multiples; however, TEV may also be calculated using a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Va luation Team uses the DCF to calculate the TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

•	Yield Analysis—The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes—For our syndicate investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar syndicated investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds—For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the net asset value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new non-syndicated debt and equity investments made during the three months ended June 30, 2014 are generally valued at original cost basis.

Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectable. As of June 30, 2014, three portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $52.1 million, or 16.2% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $13.6 million, or 5.6% of the fair value of all debt investments in our portfolio. As of September 30, 2013, two portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio.

We currently hold, and we expect to hold in the future, some loans in our portfolio that contain OID or PIK provisions. We recognize OID for loans originally issued at discounts and recognize the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation and therefore, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain our ability to be taxed as a RIC, we may need to pay out both of our OID and PIK non-cash income amounts in the form of distributions, even though we have not yet collected the cash on either.

As of June 30, 2014 and September 30, 2013, we had 20 and 19 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $59 and $0.2 million for the three and nine months ended June 30, 2014, respectively, as compared to $69 and $0.2 million for the three and nine months ended June 30, 2013, respectively. The unamortized balance of OID investments as of June 30, 2014 and September 30, 2013, totaled $0.8 million and $1.0 million, respectively. As of June 30, 2014, and September 30, 2013, we had three investments which had a PIK interest component. We recorded PIK income of $80 and $0.3 million for the three and nine months ended June 30, 2014, respectively, as compared to $62 and $0.2 million for the three and nine months ended June 30, 2013, respectively. We collected $0 PIK interest in cash during each of the nine months ended June 30, 2014 and 2013.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We received an aggregate of $1.6 million in success fees during the nine months ended June 30, 2014, which resulted from $0.5 million related to the early payoff of Thibaut Acquisition Co. at par in June 2014, $0.5 million prepayment by Francis Drilling Fluids Ltd. (“FDF”) in February 2014 and $0.6 million received as a result of our sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received $1.1 million in success fees during the nine months ended June 30, 2013, which resulted from the early payoff of Westlake Hardware, Inc. at par in December 2012. As of June 30, 2014 and September 30, 2013, our aggregate off-balance sheet success fee receivable on our accruing debt investments totaled approximately $11.0 million and $16.9 million, respectively.

We record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time we exit an investment, based on the respective investment’s prepayment fee schedule. During the nine months ended June 30, 2014, we received an aggregate of $0.3 million in prepayment fees from the early payoffs at par of one of our proprietary investments and four of our syndicated investments (including one partial paydown). During the nine months ended June 30, 2013, we received an aggregate of $0.7 million of prepayment fees which resulted from the early payoffs of seven of our syndicated investments during the period.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the nine months ended June 30, 2014, we recorded an aggregate of $1.0 million of dividend income, net of estimated income taxes payable, which resulted from $0.2 million on our preferred equity investment in FDF, $0.7 million on our investment in FedCap Partners, LLC and $0.1 million on our preferred equity investment in Funko, LLC. We did not record any dividend income during the nine months ended June 30, 2013.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Condensed Consolidated Statements of Operations. In addition, we received $0.4 million in May 2014 from a legal settlement related to a previously exited portfolio company that was recorded in other income during the three months ended June 30, 2014.

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” (“ASU 2013-08”) which amends the criteria that define an investment company, clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we do not believe there is an impact on our financial position or results of operations from adopting this standard. We will continue to assess the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

NOTE 3. INVESTMENTS

Fair Value

In accordance with ASC 820, our investments’ fair value is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2—inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of June 30, 2014 and September 30, 2013, all of our investments were valued using Level 3 inputs and during the nine months ended June 30, 2014 and 2013, there were no investments transferred into or out of Level 1, 2 or 3.

The following table presents our investments carried at fair value as of June 30, 2014 and September 30, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type and input level within the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2014	September 30, 2013
Non-Control/Non-Affiliate Investments
Senior debt	$82,280	$82,923
Senior subordinated debt	106,936	95,162
Junior subordinated debt	—	561
Preferred equity	7,609	2,179
Common equity/equivalents	2,146	1,045

Total Non-Control/Non-Affiliate Investments	$198,971	$181,870

Affiliate Investments
Senior debt	$26,569	$7,000
Senior subordinated debt	7,638	—
Preferred equity	2,794	—
Common equity/equivalents	3,624	3,787

Total Affiliate Investments	$40,625	$10,787

Control Investments
Senior debt	$8,097	$28,211
Senior subordinated debt	11,884	31,513
Preferred equity	—	2,447
Common equity/equivalents	5,506	2,050

Total Control Investments	$25,487	$64,221

Total Investments at Fair Value	$265,083	$256,878

In accordance with the FASB’s ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2014 and September 30, 2013. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Range / Weighted Average as of
	June 30, 2014	September 30, 2013	Valuation Techniques	Unobservable Input	June 30, 2014	September 30, 2013
Senior debt(A)	$73,840	$64,892	Yield analysis	Discount rate(D)	8% - 30% / 22%	6% - 30% / 24%
	26,260	30,881	Market Quotes	IBP	83.0% - 100.0% / 90.7%	90.0% - 100.8% / 95.8%
	16,846	22,361	TEV	EBITDA multiple	11.4x	—
				EBITDA	$1,100	—
				Revenue multiple	—	0.3x - 2.3x / 1.7x
				Revenue	—	$2,451 - $13,905 / $10,312
Senior subordinated debt(B)	74,221	84,124	Yield analysis	Discount rate(D)	11% - 30% / 14%	11% - 30% / 14%
	41,157	29,331	Market Quotes	IBP	97.0% - 102.3% / 100.0%	98.5% - 101.8% / 100.3%
	11,080	13,781	TEV	EBITDA multiple	4.3x - 11.4x / 9.2x	4.5x
				EBITDA	$1,100 - $3,923 / $2,540	$2,653
				Revenue multiple	—	2.3x
				Revenue	—	$13,905
Preferred and common equity / equivalents(C)	19,373	7,908	TEV	EBITDA multiple	3.9x - 22.4x / 7.4x	3.8x - 7.9x / 5.0x
				EBITDA	$144 - $11,615 / $3,111	$84 - $8,724 / $3,107
				Revenue multiple	—	0.3x - 2.3x / 2.3x
				Revenue	—	$2,451 - $13,905 / $13,903
	2,306	3,600	Investments in Funds

Total Investments	$265,083	$256,878

(A)	September 30, 2013 includes one new proprietary investment for $7.0 million, which was valued at cost.
(B)	June 30, 2014 includes one proprietary investment that paid off at par in July 2014 and therefore was valued at the payoff amount of $5.0 million.
(C)	June 30, 2014 includes one proprietary investment that paid off above par in July 2014 and therefore was valued at the payoff amount of $1.5 million. September 30, 2013 includes one new proprietary investment for $0.4 million, which was valued at cost.
(D)	Discount rates capped at 30% for this table disclosure.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase or decrease in market yields, discount rates or leverage or a decrease in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding decrease or increase, respectively, in the fair value of certain of our investments.

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2014 and 2013 for all investments for which we determine fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2014: Three Months Ended June 30, 2014	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2014	$136,081	$138,081	$10,182	$8,976	$293,320
Total gains (losses):
Net realized gain(B)	52	2	—	—	54
Net unrealized (depreciation) appreciation(C)	(13,916)	(10,470)	(779)	2,476	(22,689)
Reversal of prior period net appreciation on realization(C)	(150)	(10)	—	—	(160)
New investments, repayments and settlements:(D)
Issuances/originations	411	2,029	1,000	—	3,440
Settlements/repayments	(5,532)	(3,174)	—	(176)	(8,882)

Fair Value as of June 30, 2014	$116,946	$126,458	$10,403	$11,276	$265,083

Nine Months Ended June 30, 2014	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2013	$118,134	$127,236	$4,626	$6,882	$256,878
Total (losses) gains:
Net realized (loss) gain(B)	(13,445)	87	—	69	(13,289)
Net unrealized (depreciation) appreciation(C)	(7,914)	(18,443)	(3,805)	3,527	(26,635)
Reversal of prior period net depreciation (appreciation) on realization(C)	17,018	(225)	—	(70)	16,723
New investments, repayments and settlements:(D)
Issuances/originations	26,226	46,186	9,689	1,268	83,369
Settlements/repayments	(18,373)	(28,383)	(107)	(400)	(47,263)
Net proceeds from sales	(4,700)	—	—	—	(4,700)

Fair Value as of June 30, 2014	$116,946	$126,458	$10,403	$11,276	$265,083

FISCAL YEAR 2013: Three Months Ended June 30, 2013	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2013	$136,413	$124,478	$256	$6,333	$267,480
Total (losses) gains:
Net realized (loss) gain(B)	(2,753)	7	—	—	(2,746)
Net unrealized depreciation(C)	(4,306)	(1,917)	(46)	(1,155)	(7,424)
Reversal of prior period net depreciation (appreciation) on realization(C)	2,730	(7)	—	—	2,723
New investments, repayments and settlements:(D)
Issuances/originations	493	8,129	1,250	253	10,125
Settlements/repayments	(13,208)	(1,040)	—	—	(14,248)
Net proceeds from sales	(639)	—	—	—	(639)

Fair Value as of June 30, 2013	$118,730	$129,650	$1,460	$5,431	$255,271

Nine Months Ended June 30, 2013	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2012	$157,160	$107,832	$1,103	$7,865	$273,960
Total (losses) gains:
Net realized (loss) gain(B)	(5,905)	13	—	—	(5,892)
Net unrealized depreciation(C)	(2,665)	(8,550)	(2,892)	(4,091)	(18,198)
Reversal of prior period net depreciation on realization(C)	10,131	618	—	—	10,749
New investments, repayments and settlements:(D)
Issuances/originations	5,590	60,494	3,249	1,657	70,990
Settlements/repayments	(39,024)	(30,757)	—	—	(69,781)
Net proceeds from sales	(6,557)	—	—	—	(6,557)

Fair Value as of June 30, 2013	$118,730	$129,650	$1,460	$5,431	$255,271

(A)	Includes a junior subordinated debt investment with a fair value of $0.6 million as of September 30, 2013. During the quarter ended March 31, 2014, we exited our one junior subordinated debt investment at par.
(B)	Included in net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013.
(C)	Included in net unrealized (depreciation) appreciation of investments on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013.
(D)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Non-Syndicated Investments

As of June 30, 2014 and September 30, 2013, we held 30 and 29 non-syndicated investments with an aggregate fair value of $196.2 million and $196.3 million, or 74.0% and 76.4% of the total aggregate portfolio at fair value, respectively. During the nine months ended June 30, 2014, we invested in seven new non-syndicated investments totaling $62.0 million; sold two non-syndicated investments for net proceeds of $4.7 million in the aggregate, resulting in a combined realized loss of $13.5 million; and had four non-syndicated investments pay off early at par, for which we received principal payments of $31.4 million and prepayment and success fees of $0.6 million in the aggregate. Additionally, during the nine months ended June 30, 2014, we funded a combined $4.2 million to existing non-syndicated portfolio companies through revolver draws and follow on investments, while scheduled and unscheduled principal repayments were $7.4 million in the aggregate from existing non-syndicated portfolio companies (exclusive of the aforementioned $31.4 million in combined early payoffs at par). The following significant non-syndicated investment transactions occurred during the nine months ended June 30, 2014:

•	Alloy Die Casting Co.—In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”), through a combination of senior term debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of aluminum and zinc metal components for a diverse range of end markets. This was a co-investment with one of our affiliated funds, Gladstone Investment Corporation (“Gladstone Investment”). Gladstone Investment invested an additional $16.3 million under the same terms as us.

•	Behrens Manufacturing, LLC—In December 2013, we invested $5.5 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of senior term debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Investment participated as a co-investor by investing an additional $12.9 million under the same terms as us.

•	J.America, Inc.—In December 2013, we invested $17.0 million in J.America, Inc. (“J.America”) through senior subordinated term debt. J.America, headquartered in Webberville, Michigan, is a supplier of licensed decorated and undecorated apparel and headwear to collegiate, resort and military markets, wholesale distributors and apparel decorators.

•	Meridian Rack & Pinion, Inc.—In December 2013, we invested $5.6 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of senior term debt and equity. Meridian, headquartered in San Diego, CA, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Investment participated as a co-investor by investing $13.0 million under the same terms as us.

•	LocalTel, LLC—In December 2013, we sold our investment in LocalTel, LLC (“LocalTel”) for net proceeds that are contingent on an earn-out agreement, which resulted in a realized loss of $10.8 million recorded in the three months ended December 31, 2013. LocalTel had been on non-accrual status at the time of the sale.

•	Edge Adhesives Holdings, Inc.—In February 2014, we invested $11.1 million in Edge Adhesives Holdings, Inc. (“Edge”) through a combination of senior term debt, senior subordinated term debt and equity. Edge, headquartered in Fort Worth, TX, is a leading developer and manufacturer of innovative adhesives, sealants, tapes and related solutions used in building products, transportation, electrical and HVAC, among other markets. Gladstone Investment participated as a co-investor by investing $16.7 million under the same terms as us.

•	WadeCo Specialties Inc.—In March 2014, we invested $11.3 million in WadeCo Specialties, Inc. (“WadeCo”) through a combination of senior term debt and equity. Headquartered in Midland, TX, WadeCo provides production well chemicals to oil well operators used for corrosion prevention; separating oil, gas and water once extracted; bacteria growth management; and conditioning water utilized for hydraulic fracturing.

•	Lignetics, Inc.—In March 2014, we invested $7.0 million in Lignetics, Inc. (“Lignetics”) through a combination of senior subordinated term debt and equity. Lignetics, headquartered in Sandpoint, ID, is a manufacturer and distributor of branded wood pellets, which are used as a renewable fuel source for home and industrial heating, animal bedding, moisture absorption products used in fluid management in the energy production industry, and fire logs and fire starters.

•	BAS Broadcasting—In March 2014, we sold our investment in BAS Broadcasting (“BAS”) for net proceeds of $4.7 million, which resulted in a realized loss of $2.8 million recorded in the three months ended March 31, 2014.

Syndicated Investments

We held a total of 19 syndicated investments with an aggregate fair value of $68.9 million, or 26.0% of our total investment portfolio at fair value, as of June 30, 2014, as compared to 18 syndicated investments with an aggregate fair value of $60.6 million, or 23.6% of our total investment portfolio at fair value, as of September 30, 2013. During the nine months ended June 30, 2014, we invested in five new syndicated investments for a combined $11.0 million. Additionally, we had four syndicated investments pay off early at par, for which we received principal payments of $5.2 million and prepayment fees of $0.1 million in the aggregate during the nine months ended June 30, 2014.

Investment Concentrations

As of June 30, 2014, our investment portfolio consisted of investments in 49 companies located in 23 states across 18 different industries, with an aggregate fair value of $265.1 million. The five largest investments at fair value as of June 30, 2014, totaled $70.3 million, or 26.5% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2013, which totaled $96.0 million, or 37.4% of our total investment portfolio. As of June 30, 2014, our average investment by obligor was $7.2 million at cost, compared to $7.1 million at cost as of September 30, 2013. The following table outlines our investments by security type as of June 30, 2014 and September 30, 2013:

	June 30, 2014				September 30, 2013
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Senior debt	$173,855	49.6%	$116,946	44.1%	$184,146	55.4%	$118,134	46.0%
Senior subordinated debt(A)	147,397	42.1	126,458	47.7	129,507	39.0%	127,236	49.5

Total Debt Investments	321,252	91.7	243,404	91.8	313,653	94.4	245,370	95.5

Preferred equity	21,849	6.2	10,403	3.9	12,268	3.7	4,626	1.8
Common equity/equivalents	7,282	2.1	11,276	4.3	6,345	1.9	6,882	2.7

Total Equity Investments	29,131	8.3	21,679	8.2	18,613	5.6	11,508	4.5

Total Investments	$350,383	100.0%	$265,083	100.0%	$332,266	100.0%	$256,878	100.0%

(A)	Includes a junior subordinated debt investment with a cost value of $0.5 million and fair value of $0.6 million as of September 30, 2013. During the quarter ended March 31, 2014, we exited our one junior subordinated debt investment at par.

Investments at fair value consisted of the following industry classifications as of June 30, 2014 and September 30, 2013:

	June 30, 2014		September 30, 2013
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Electronics	$31,826	12.0%	$33,711	13.1%
Healthcare, education and childcare	31,763	12.0	45,339	17.7
Printing and publishing	29,285	11.0	22,224	8.7
Diversified/conglomerate manufacturing	28,228	10.6	4,482	1.7
Personal and non-durable consumer products	27,408	10.4	29,032	11.3
Oil and gas	25,727	9.7	15,174	5.9
Automobile	18,759	7.1	9,701	3.8
Cargo Transportation	12,903	4.9	12,984	5.1
Broadcast and entertainment	8,611	3.2	15,534	6.0
Aerospace and defense	7,946	3.0	11,730	4.6
Textiles and leather	7,578	2.9	8,476	3.3
Diversified natural resources, precious metals and minerals	7,299	2.8	—	—
Buildings and real estate	7,207	2.7	6,392	2.5
Beverage, food and tobacco	6,227	2.3	7,038	2.7
Finance	4,517	1.7	4,489	1.7
Mining, steel, iron and non-precious metals	4,455	1.7	17,733	6.9
Leisure, amusement, motion pictures and entertainment	2,750	1.0	2,756	1.1
Machinery	2,594	1.0	6,425	2.5
Home and office furnishing, housewares and durable consumer goods	—	—	2,651	1.0
Other, < 1.0%(A)	—	—	1,007	0.4

Total Investments	$265,083	100.0%	$256,878	100.0%

(A)	No industry within this category exceeds 1% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2014 and September 30, 2013:

	June 30, 2014		September 30, 2013
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$93,077	35.1%	$67,467	26.2%
Midwest	92,741	35.0	118,570	46.2
West	73,310	27.7	62,939	24.5
Northeast	5,955	2.2	7,902	3.1

Total Investments	$265,083	100.0%	$256,878	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2014:

For the Fiscal Years Ending September 30:		Amount
For the remaining three months ending September 30:	2014	$57,733
	2015	29,023
	2016	79,617
	2017	27,431
	2018	43,131
	Thereafter	85,057

	Total contractual repayments	$321,992
	Equity investments	29,131
	Adjustments to cost basis on debt investments	(740)

	Total Cost Basis of Investments Held at June 30, 2014:	$350,383

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we have incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations. As of June 30, 2014 and September 30, 2013, we had gross receivables from portfolio companies of $0.3 million and $0.7 million, respectively. The allowance for uncollectible receivables was $6 and $0.1 million as of June 30, 2014 and September 30, 2013, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. The Adviser is controlled by our Chairman and Chief Executive Officer. On July 15, 2014, our Board of Directors approved the annual renewal of the Advisory Agreement through August 31, 2015.

The following table summarizes the base management fees, loan servicing fees, incentive fees and associated credits for the three and nine months ended June 30, 2014 and 2013, reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Average total assets subject to base management fee(A)	$292,200	$276,400	$294,700	$282,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	$1,461	$1,382	$4,421	$4,233
Portfolio company fee credit(C)	(38)	(95)	(669)	(235)
Senior syndicated loan fee waiver(D)	(29)	(42)	(88)	(146)

Net Base Management Fee	$1,394	$1,245	$3,664	$3,852

Loan servicing fee(B)	917	941	2,628	2,707
Credits to base management fee—loan servicing fee(B)	(917)	(941)	(2,628)	(2,707)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,266	998	3,361	3,167
Incentive fee credit(E)	—	(418)	(515)	(1,014)

Net Incentive Fee	$1,266	$580	$2,846	$2,153

Portfolio company fee credit	(38)	(95)	(669)	(235)
Senior syndicated loan fee waiver	(29)	(42)	(88)	(146)
Incentive fee credit	—	(418)	(515)	(1,014)

Credit to Fees From Adviser—other(B)	$(67)	$(555)	$(1,272)	$(1,395)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.
(C)	Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. We credit 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a percentage of certain of such fees is retained by the Adviser.
(D)	Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the nine months ended June 30, 2014 and 2013.
(E)	Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the nine months ended June 30, 2014 and 2013.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the base management fee is adjusted by certain credits from the Adviser as explained in the notes to the table above.

Loan Servicing Fee

In addition, our Adviser services, administers and collects on the loans held by Business Loan, in return for which our Adviser receives a 2% annual fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with our line of credit. All loan servicing fees are credited back to us by our Adviser. Overall, the base management fee due to our Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate net unrealized capital depreciation, if any, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate net unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate net unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through June 30, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through June 30, 2014.

Administration Agreement

The Administration Agreement provides that we pay separately for administrative services equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, who also serves as the President of the Administrator, and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all funds managed by the Adviser and administered by the Administrator under similar agreements. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Related Party Fees Due

Fees due to related parties as of June 30, 2014 and September 30, 2013 on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2014	September 30, 2013
Net base management fee due to Adviser	$687	$529
Incentive fee due to Adviser	1,266	1,177

Total fees due to Adviser	1,953	1,706

Fee due to Administrator	219	126

Total Related Party Fees Due	$2,172	$1,832

Other operating expenses due to the Adviser as of June 30, 2014 and September 30, 2013, totaled $8 and $18, respectively. In addition, as of June 30, 2014 and September 30, 2013, other net co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $0.1 and $0.2 million, respectively. These expenses were paid in full in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2014 and September 30, 2013, respectively.

Notes from Former Employees

During the nine months ended June 30, 2014 and 2013, we had one outstanding note receivable from one former employee, who is now an employee of the Adviser. The note was for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The note requires the quarterly payment of interest at the market rate in effect at the date of issuance, has a term of nine years and has been recorded as a reduction of net assets. The note was evidenced by a full recourse note that is due upon maturity or 60 days following termination of employment with the Adviser and the shares of common stock purchased with the proceeds of the note is posted as collateral. Additionally, during the nine months ended June 30, 2013, we received $1.8 million in principal repayments on another note receivable from a former employee, who is now an employee of the Adviser. That note receivable was paid off as of September 30, 2013. We did not receive any principal repayments on the note receivable from the former employees during the nine months ended June 30, 2014. We recognized interest income from all employee notes of $3 and $11 for the three and nine months ended June 30, 2014, respectively and $22 and $0.1 million for the three and nine months ended June 30, 2013, respectively.

The following table is a summary of the remaining note issued to a current employee of the Adviser for the exercise of stock options as of June 30, 2014 and September 30, 2013:

Issue Date	Original Amount of Employee Note		Outstanding Balance of Employee Note As of June 30, 2014 and September 30, 2013	Maturity Date	Interest Rate on Note
Jul-06	275	(A)	175	Jul-15	8.26%

(A)	On September 7, 2010, we entered into a redemption agreements (the “Redemption Agreement”) with Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Ms. Gladstone on July 13, 2006, in the principal amount of $0.3 million (the “Note”). Ms. Gladstone originally executed the Notes to facilitate her payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Note, we, together with Ms. Gladstone entered into a stock pledge agreement (the “Pledge Agreement”), pursuant to which Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 18,334 shares of our common stock that Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). The Redemption Agreement provides that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreement, we reserved all of our existing rights under the Note and the Pledge Agreement, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. During the year ended September 30, 2013, Ms. Gladstone paid down $0.1 million of the principal of her Note, leaving a principal balance of $0.2 million outstanding as of June 30, 2014 and September 30, 2013. In connection with Ms. Gladstone’s pay downs of principal, we have not released any of our first priority security interests on her Pledged Shares.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our remaining note totaling $0.2 million as of June 30, 2014 was recorded as a note receivable from employee and is included in the net assets section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2014, we determined that this note was still recourse.

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

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of June 30, 2014 and September 30, 2013 and during the three and nine months ended June 30, 2014 and 2013:

	June 30, 2014	September 30, 2013
Commitment amount	$137,000	$137,000
Borrowings outstanding	35,100	46,900
Availability	74,200	60,880

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Weighted average borrowings outstanding	$49,389	$54,580	$43,086	$51,967
Effective interest rate(A)	5.7%	5.5%	6.2%	6.2%
Commitment (unused) fees incurred	$221	$207	$707	$644

(A)	Excludes the impact of deferred financing fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits payments on distributions to our stockholders to our aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of June 30, 2014, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2014, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $242.0 million, asset coverage of 290% and an active status as a BDC and RIC. In addition, we had 31 obligors in the borrowing base of our Credit Facility as of June 30, 2014. As of June 30, 2014, we were in compliance with all of our Credit Facility covenants.

On July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2014 and September 30, 2013, the fair value of our interest rate cap agreement was $0 and $4, respectively.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2014 and September 30, 2013, the discount rate used to determine the fair value of our Credit Facility was 4.03% and 4.31%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation, may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of June 30, 2014 and September 30, 2013, our Credit Facility was valued using Level 3 inputs and any changes in its fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2014 and September 30, 2013, on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended June 30, 2014 and 2013:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2014	September 30, 2013
Credit Facility	$36,560	$47,102

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2014	2013
Fair value as of March 31, 2014 and 2013, respectively	$60,514	$56,951
Borrowings	13,800	17,000
Repayments	(38,900)	(13,800)
Net unrealized appreciation (depreciation)(A)	1,146	(620)

Fair Value as of June 30, 2014 and 2013, respectively	$36,560	$59,531

	Nine Months Ended June 30,
	2014	2013
Fair value as of September 30, 2013 and 2012, respectively	$47,102	$62,451
Borrowings	91,000	68,500
Repayments	(102,800)	(68,700)
Net unrealized appreciation (depreciation)(A)	1,258	(2,720)

Fair Value as of June 30, 2014 and 2013, respectively	$36,560	$59,531

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013.

The fair value of the collateral under our Credit Facility was approximately $223.1 million and $229.3 million in aggregate as of June 30, 2014 and September 30, 2013, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In May 2014, we completed a public offering of approximately 2.4 million shares of 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016

Term Preferred Stock, par value $0.001 per share (“Series 2016 Term Preferred Stock”) and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. In connection with the voluntary redemption of our Series 2016 Term Preferred Stock, we recognized a realized loss on extinguishment of debt of $1.3 million, which has been reflected on the accompanying Condensed Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock have a redemption date of June 30, 2021, and are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 240.0%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price, at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2014, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock.

In November 2011, we completed a public offering of approximately 1.5 million shares of our Series 2016 Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $36.4 million, a portion of which was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which were recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and were amortized over the redemption period ending December 31, 2016. In May 2014, when we voluntarily redeemed our Series 2016 Term Preferred Stock, the remaining unamortized costs were fully written off as part of the realized loss on extinguishment of debt discussed above. Our Series 2016 Term Preferred Stock provided for a fixed dividend equal to 7.125% per year, payable monthly (which equated in total to approximately $2.7 million per year). The shares of our Series 2016 Term Preferred were traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. In connection with the voluntary redemption, shares of our Series 2016 Term Preferred Stock were removed from listing on May 22, 2014.

Our Board of Directors declared and paid the following monthly distributions on our Series 2016 Term Preferred Stock for the nine months ended June 30, 2014 and 2013, respectively:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.14843750
	October 8, 2013	November 14, 2013	November 29, 2013	0.14843750
	October 8, 2013	December 16, 2013	December 31, 2013	0.14843750
	January 7, 2014	January 22, 2014	January 31, 2014	0.14843750
	January 7, 2014	February 19, 2014	February 28, 2014	0.14843750
	January 7, 2014	March 17, 2014	March 31, 2014	0.14843750
	April 8, 2014	April 21, 2014	April 30, 2014	0.14843750
	April 8, 2014	May 20, 2014	May 23, 2014(A)	0.14843750

		Nine Months Ended June 30, 2014:		$1.18750000

2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.14843750
	October 10, 2012	November 19, 2012	November 30, 2012	0.14843750
	October 10, 2012	December 19, 2012	December 31, 2012	0.14843750
	January 8, 2013	January 18, 2013	January 31, 2013	0.14843750
	January 8, 2013	February 15, 2013	February 28, 2013	0.14843750
	January 8, 2013	March 15, 2013	March 28, 2013	0.14843750
	April 9, 2013	April 22, 2013	April 30, 2013	0.14843750
	April 9, 2013	May 20, 2013	May 31, 2013	0.14843750
	April 9, 2013	June 19, 2013	June 28, 2013	0.14843750

		Nine Months Ended June 30, 2013:		$1.33593750

(A)	We redeemed all of the outstanding shares of our Series 2016 Term Preferred Stock on May 23, 2014 and at that time, we paid the May dividends in full for record holders as of May 20, 2014.

Our Board of Directors declared and paid the following monthly distributions on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2014 (no distributions were made on our Series 2021 Term Preferred Stock prior to June 30, 2014):

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2014	May 29, 2014	June 19, 2014	June 30, 2014(B)	$0.19687500

		Nine Months Ended June 30, 2014:		$0.19687500

(B)	The dividend declared on May 29, 2014 on our Series 2021 Term Preferred Stock covers the partial period from May 20, 2014 through May 31, 2014 and also covers the June 2014 dividend.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our term preferred stock at cost as of June 30, 2014 and September 30, 2013. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of June 30, 2014, was approximately $63.6 million and for our Series 2016 Term Preferred Stock as of September 30, 2013, was approximately $40.0 million. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder distributions declared and paid on our Series 2016 Term Preferred Stock for the three and nine months ended June 30, 2014, were approximately $0.5 million and $1.8 million, respectively, and for the three and nine months ended June 30, 2013, were approximately $0.7 million and $2.1 million, respectively. Aggregate preferred stockholder distributions declared and paid on our Series 2021 Term Preferred Stock for the three and nine months ended June 30, 2014, were each approximately $0.5 million. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. COMMON STOCK

We filed Post-effective Amendment No. 1 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 23, 2013, and subsequently filed Post-effective Amendment No. 2 on February 14, 2014, which the SEC declared effective on February 21, 2014. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. We currently have the ability to issue up to $239.0 million in securities under our Registration Statement, through one or more transactions. We issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock under our Registration Statement in May 2014. No other securities have been issued to date under our Registration Statement.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(20,175)	$(2,059)	$(11,771)	$3,544
Denominator for basic and diluted weighted average common shares	21,000,160	21,000,160	21,000,160	21,000,160

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.96)	$(0.10)	$(0.56)	$0.17

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our stockholders 90.0% of our investment company taxable income. The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of the fiscal year earnings. Based on that estimate, our Board of Directors declares three monthly distributions each quarter.

The federal income tax characterization of all distributions will be reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For each of the nine months ended September 30, 2013, approximately 92.0% of our common distributions were deemed to be paid from ordinary income, with the remainder of approximately 8.0% deemed to be from a return of capital. For each of October, November and December 2013, approximately 100.0% of our common distributions were deemed to be paid from ordinary income. For the calendar year ended December 31, 2012, approximately 92.0% of our common distributions were deemed to be paid from ordinary income with the remainder of approximately 8.0% deemed to be from a return of capital. The return of capital in both the 2013 and 2012 calendar years resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Our Board of Directors declared and paid the following monthly distributions to common stockholders for the nine months ended June 30, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.07
	October 8, 2013	November 14, 2013	November 29, 2013	0.07
	October 8, 2013	December 16, 2013	December 31, 2013	0.07
	January 7, 2014	January 22, 2014	January 31, 2014	0.07
	January 7, 2014	February 19, 2014	February 28, 2014	0.07
	January 7, 2014	March 17, 2014	March 31, 2014	0.07
	April 8, 2014	April 21, 2014	April 30, 2014	0.07
	April 8, 2014	May 20, 2014	May 30, 2014	0.07
	April 8, 2014	June 19, 2014	June 30, 2014	0.07

		Nine Months Ended June 30, 2014:		$0.63

2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.07
	October 10, 2012	November 19, 2012	November 30, 2012	0.07
	October 10, 2012	December 19, 2012	December 31, 2012	0.07
	January 8, 2013	January 18, 2013	January 31, 2013	0.07
	January 8, 2013	February 15, 2013	February 28, 2013	0.07
	January 8, 2013	March 15, 2013	March 28, 2013	0.07
	April 9, 2013	April 22, 2013	April 30, 2013	0.07
	April 9, 2013	May 20, 2013	May 31, 2013	0.07
	April 9, 2013	June 19, 2013	June 28, 2013	0.07

		Nine Months Ended June 30, 2013:		$0.63

Aggregate distributions declared and paid to our common stockholders for the nine months ended June 30, 2014 and June 30, 2013, were each approximately $13.2 million, and were declared based on estimates of net investment income for the respective periods. The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2014 will be determined at fiscal yearend based upon our taxable income for the full year and distributions paid during the full year. Such a characterization made on a quarterly basis may not be representative of the actual full year characterization. If we characterized our common stockholder distributions as of June 30, 2014, 100.0% would be a return of capital and 0.0% would be from ordinary income, primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

For the fiscal year ended September 30, 2013, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account Term Preferred Stock dividends), resulting in a partial return of capital of approximately $1.3 million. The return of capital primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

For the nine months ended June 30, 2014 and the year ended September 30, 2013, we recorded the following adjustments for book-tax differences to reflect tax character.

	June 30, 2014	September 30, 2013
Overdistributed net investment income	$(2,297)	$(373)
Accumulated net realized losses	13,214	2,151
Capital in excess of par value	(15,511)	(1,778)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of June 30, 2014, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liabilities recorded against the escrow amounts was $0 as of June 30, 2014 and September 30, 2013, respectively, and are recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

For our investments in certain private equity funds, we may have uncalled capital commitments, depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of June 30, 2014 and September 30, 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes the amounts of our unused line of credit and uncalled capital commitments as of June 30, 2014 and September 30, 2013, which are not reflected as a liability in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	June 30, 2014	September 30, 2013
Unused line of credit commitments	$7,305	$6,524
Uncalled capital commitment	2,827	2,700

Total	$10,132	$9,224

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Per Common Share Data(A):
Net asset value at beginning of period(A)	$9.79	$8.91	$9.81	$8.98

Net investment income(B)	0.24	0.21	0.66	0.65
Net realized loss on investments(B)	—	(0.11)	(0.63)	(0.26)
Realized loss on extinguishment of debt(B)	(0.06)	—	(0.06)	—
Net unrealized depreciation of investments(B)	(1.09)	(0.23)	(0.47)	(0.35)
Net unrealized (appreciation) depreciation of other(B)	(0.05)	0.03	(0.06)	0.13
Distributions to common stockholders from net investment income(A)(C)	(0.21)	(0.21)	(0.63)	(0.63)
Repayment of principal on employee note receivable(B)	—	—	—	0.08

Net asset value at end of period(A)	$8.62	$8.60	$8.62	$8.60

Market value at beginning of period	$10.08	$9.20	$8.73	$8.75
Market value at end of period	10.06	8.17	10.06	8.17
Total return (D)	1.94%	(9.01)%	22.91%	0.35%
Common shares outstanding at end of period	21,000,160	21,000,160	21,000,160	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of period	$180,991	$180,678	$180,991	$180,678
Average net assets(E)	197,391	185,257	205,425	189,433
Senior Securities Data:
Borrowings under Credit Facility, at cost	35,100	58,600	35,100	58,600
Mandatorily redeemable preferred stock	61,000	38,497	61,000	38,497
Asset coverage ratio(F)	290%	287%	290%	287%
Asset coverage per unit(G)	$2,896	$2,868	$2,896	$2,868
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(H)(J)	12.37%	12.17%	11.58%	12.12%
Ratio of net expenses to average net assets-annualized(I)	10.37	8.94	9.05	9.24
Ratio of net investment income to average net assets-annualized	10.26	9.52	9.06	9.63

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from income amounts determined under GAAP.
(D)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.
(E)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(F)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(G)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(H)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(I)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser.
(J)	The ratio of expenses to average net assets for the three and nine months ended June 30, 2013 was revised from the previously reported ratio, which was 10.14%% and 10.22%, to correct an error as discussed in Note 2—Summary of Significant Accounting Policies.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries, specifically Defiance Integrated Technologies, Inc., Lindmark, Midwest Metal Distribution, Inc., RBC Acquisition Corp., Sunshine Media Holdings and Viapack, Inc. (“Viapack”) as of June 30, 2014 and September 30, 2013 and for the nine months ended June 30, 2014 and 2013, that met at least one of the significance conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information, in aggregate, is presented below for the nine months ended June 30, 2014 and 2013 for our significant unconsolidated subsidiaries.

	Nine Months Ended June 30,
Income Statement	2014(A)	2013(B)
Net sales	$117,473	$123,587
Gross profit	20,001	21,978
Net loss	(7,189)	(6,939)

(A)	Lindmark was substantially exited in September 2013 and the financial information presented is for the wind-down period.
(B)	Viapack was exited in November 2012 and the financial information presented is through the date of sale.

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to June 30, 2014, we invested $8.1 million in follow on investments to existing portfolio companies, which included an additional $7.1 million in a combination of subordinated term debt and equity in FDF. We also received $5.8 million in scheduled and unscheduled principal repayments from existing portfolio companies, which included the early payoffs of ARSloane Acquisition, LLC at par for prepayment fees of $0.2 million and the early payoff of WP Evenflo Group Holdings, Inc. for a realized gain, both in July 2014.

Distributions to Stockholders

In July 2014, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
July 25, 2014	August 5, 2014	$0.07	$0.140625
August 20, 2014	August 29, 2014	0.07	0.140625
September 19, 2014	September 30, 2014	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts and as otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Bob Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on November 20, 2013. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We focus on investing in small and medium-sized middle market private businesses in the U.S. that meet certain criteria, including, but not limited to, the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

We are externally managed by Gladstone Management Corporation (the “Adviser”), an investment adviser registered with the SEC and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Our shares of common stock and mandatorily redeemable preferred stock are traded on the NASDAQ Global Select Market under the trading symbols “GLAD” and “GLADO,” respectively.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain, although economic conditions generally appear to be improving, albeit slowly. The impacts from the 2008 recession in general, and the resulting disruptions in the capital markets in particular, have had lingering effects on our liquidity options and have increased our cost of debt and equity capital. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for prospective investment, remain vulnerable to the impacts of the uncertain economy. Concerns linger over the ability of the U.S. Congress to pass additional debt ceiling legislation prior to March 2015, given the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013. Uncertain political, regulatory and economic conditions could disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, resulting in the number of our non-performing assets to increase and the fair market value of our portfolio to decrease.

Additionally, there has been increased competitive pressure in the middle market lending marketplace from other BDCs and investment companies, as well as small banks for senior and senior subordinated debt. We have seen an increase in refinancing and recapitalization transactions; however, there is increased yield compression on higher leveraged and increasingly riskier investments in the middle market segment we focus on. We do not know if market conditions will continue to improve or if adverse conditions will recur and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital. In summary, we believe we are in a protracted economic recovery; however, we do not know the full extent to which the impact of the lingering recessionary economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we are seeing a number of new investment opportunities that are consistent with our investment objectives and strategies. During the nine months ended June 30, 2014, we invested an aggregate of $73.0 million in 12 new proprietary and syndicate investments, resulting in a net expansion in our overall portfolio of two portfolio companies, due to eight portfolio companies paying off early at par for an aggregate of $36.6 million and our sale of two of our portfolio companies for combined net proceeds of $4.7 million.

In addition, in July 2012, the SEC granted us an exemptive order that expands our ability to co-invest with certain of our affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest has enhanced and will continue to enhance our ability to further our investment objectives and strategies. We co-invested with Gladstone Investment in four new proprietary investments during the nine months ended June 30, 2014, as discussed under “—Investment Highlights.”

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our $137.0 million revolving line of credit (our “Credit Facility,” described more fully under “Liquidity and Capital Resources—Revolving Credit Facility”) that further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute to our stockholders at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual stockholder distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock.

We believe that market conditions have affected and may continue to affect the trading price of our common stock and our ability to finance new investments through the issuance of equity. On July 29, 2014, the closing market price of our common stock was $10.13, a 17.5% premium to our June 30, 2014, net asset value (“NAV”) per common share of $8.62. During the last six months, our common stock has generally traded at a premium to our NAV, however from time to time over the last four years, our common stock has traded below NAV per share. When our common stock trades below NAV per share, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. To date, we have never issued common stock below our then current NAV per share. At our Annual Meeting of Stockholders held on February 13, 2014, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale.

The current uncertain economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of June 30, 2014, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly for us to access in the near term. However, we believe that our recent issuance of 6.75% Series 2021 Term Preferred Stock (our “Series 2021 Term Preferred Stock,” described more fully under “Liquidity and Capital Resources—Equity—Term Preferred Stock”), our Credit Facility amendments which decreased the interest rate on advances by removing the London Interbank Offered Rate (“LIBOR”) floor of 1.5% and extended the maturity one year until 2016 along with our ability to co-invest with Gladstone Investment and certain other affiliated investment funds, should increase our ability to make investments in businesses that we believe will help us achieve attractive long-term returns for our stockholders. During the first nine months of the 2014 fiscal year, we have continued to focus on building our pipeline with deals that we believe are generally recession resistant and making investments that meet our objectives and strategies and provide appropriate returns, given the risks.

Investment Highlights

During the nine months ended June 30, 2014, we invested an aggregate of $73.0 million in 12 new portfolio companies and an aggregate of $10.2 million to existing portfolio companies. In addition, during the nine months ended June 30, 2014, we sold our investments in two portfolio companies and we received scheduled and unscheduled contractual principal repayments of approximately $47.3 million from existing portfolio companies, including eight early payoffs at par. Since our initial public offering in August 2001, we have made 366 different loans to, or investments in, 184 companies for a total of approximately $1.3 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the nine months ended June 30, 2014, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the nine months ended June 30, 2014, we extended an aggregate of $62.0 million of investments to seven new proprietary portfolio companies and an aggregate of $11.0 million to five new syndicated portfolio companies (The Active Network, Inc., ARSloane Acquisition, LLC, Envision Acquisition Company, LLC, GTCR Valor Companies, Inc. and Vitera Healthcare Solutions, LLC). Below are significant issuances and originations during the nine months ended June 30, 2014:

•	In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”) through a combination of senior term debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc metal components for a diverse range of end markets. This was a co-investment with one of our affiliated funds, Gladstone Investment. Gladstone Investment invested an additional $16.3 million under the same terms as us.

•	In December 2013, we invested $5.5 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of senior term debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Investment participated as a co-investor by investing an additional $12.9 million under the same terms as us.

•	In December 2013, we invested $17.0 million in senior subordinated term debt in J.America, Inc. (“J.America”). J.America, headquartered in Webberville, Michigan, is a supplier of licensed decorated and undecorated apparel and headwear to collegiate, resort and military markets, wholesale distributors and apparel decorators.

•	In December 2013, we invested $5.6 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of senior term debt and equity. Meridian, headquartered in San Diego, CA, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Investment participated as a co-investor by investing an additional $13.0 million under the same terms as us.

•	In February 2014, we invested $11.1 million in Edge Adhesives Holdings, Inc. (“Edge”) through a combination of senior term debt, senior subordinated term debt and equity. Edge, headquartered in Fort Worth, TX, is a leading developer and manufacturer of innovative adhesives, sealants, tapes and related solutions used in building products, transportation, electrical and HVAC, among other markets. Gladstone Investment participated as a co-investor by investing an additional $16.7 million under the same terms as us.

•	In March 2014, we invested $11.3 million in WadeCo Specialties Inc. (“WadeCo”) through a combination of senior term debt and equity. WadeCo, headquartered in Midland, TX, provides production well chemicals to oil well operators used for corrosion prevention; separating oil, gas and water once extracted; bacteria growth management; and conditioning water utilized for hydraulic fracturing.

•	In March 2014, we invested $7.0 million in Lignetics, Inc. (“Lignetics”) through a combination of senior subordinated term debt and equity. Lignetics, headquartered in Sandpoint, ID, is a manufacturer and distributor of branded wood pellets, which are used as a renewable fuel for home and industrial heating, animal bedding, moisture absorption products used in fluid management in the energy production industry, and fire logs and fire starters.

Repayments and Sales:

During the nine months ended June 30, 2014, 23 borrowers made principal repayments totaling $47.3 million in the aggregate, consisting of $45.2 million of unscheduled principal and revolver repayments, as well as $2.1 million in contractual principal amortization. Below are the significant repayments and exits during the nine months ended June 30, 2014.

•	Included in the unscheduled principal payments were the net proceeds at par from the early payoffs of the following:

•	Syndicated investment payoffs: Ascend Learning, LLC of $1.0 million, Allied Security Holdings, Inc. of $1.0 million, Steinway Musical Instruments, Inc. of $0.3 million and Wall Street Systems Holdings, Inc. of $3.0 million.

•	Proprietary investment payoffs: Allen Edmonds Shoe Corporation of $19.5 million, POP Radio, LLC (“POP”) of $7.8 million, Profit Systems Acquisition Co. of $2.0 million and Thibaut Acquisition Co. (“Thibaut”) of $2.1 million.

•	In December 2013, we sold our investment in LocalTel, LLC (“LocalTel”) for net proceeds that are contingent on an earn-out agreement, which resulted in a realized loss of $10.8 million recorded in the three months ended December 31, 2013. LocalTel had been on non-accrual status at the time of the sale.

•	In March 2014, we sold our investment in BAS Broadcasting (“BAS”) for net proceeds of $4.7 million, which resulted in a realized loss of $2.8 million recorded in the three months ended March 31, 2014.

Refer to Note 13—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to June 30, 2014.

Recent Developments

Term Preferred Stock Offering

In May 2014, we completed a public offering of approximately 2.4 million shares of our Series 2021 Term Preferred Stock, at a public offering price of $25.00 per share and a 6.75% rate. Net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses borne by us were approximately $58.5 million and were used to voluntarily redeem all outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock (our “Series 2016 Term Preferred Stock”) and to repay a portion of outstanding borrowings under our Credit Facility. Refer to “Liquidity and Capital Resources—Equity—Term Preferred Stock”) for further discussion of our term preferred stock.

Executive Officers

On January 7, 2014, our Board of Directors appointed Robert L. Marcotte as the Company’s President. David Gladstone, the Company’s prior interim President, remained Chief Executive Officer and Chairman of the Company.

Registration Statement

On December 23, 2013, we filed Post-effective Amendment No. 1 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) and subsequently filed Post-effective Amendment No. 2 on February 14, 2014, which the SEC declared effective on February 21, 2014. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. We currently have the ability to issue up to $239.0 million in securities under our Registration Statement through one or more transactions.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2014, to the Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	$ Change	% Change

INVESTMENT INCOME
Interest income	$8,184	$8,351	$(167)	(2.0)%
Other income	1,996	200	1,796	898.0

Total investment income	10,180	8,551	1,629	19.1

EXPENSES
Base management fee	1,461	1,382	79	5.7
Loan servicing fee	917	941	(24)	(2.6)
Incentive fee	1,266	998	268	26.9
Administration fee	219	183	36	19.7
Interest expense on borrowings	710	756	(46)	(6.1)
Dividend expense on mandatorily redeemable preferred stock	937	686	251	36.6
Amortization of deferred financing fees	314	313	1	0.3
Other expenses	277	378	(101)	(26.7)

Expenses before credits from Adviser	6,101	5,637	464	8.2
Credits to base management fee—loan servicing fee	(917)	(941)	(24)	(2.6)
Credits to fees from Adviser—other	(67)	(555)	488	87.9

Total expenses net of credits	5,117	4,141	976	23.6

NET INVESTMENT INCOME	5,063	4,410	653	14.8

NET REALIZED AND UNREALIZED LOSS
Net realized gain (loss) on investments and escrows	54	(2,388)	2,442	NM
Realized loss on extinguishment of debt	(1,297)	—	(1,297)	(100.0)
Net unrealized depreciation of investments	(22,849)	(4,701)	(18,148)	(386.0)
Net unrealized (appreciation) depreciation of other	(1,146)	620	(1,766)	NM

Net loss from investments and other	(25,238)	(6,469)	(18,769)	(290.1)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(20,175)	$(2,059)	$(18,116)	(879.8)%

NM = Not Meaningful

Investment Income

Total interest income decreased slightly by 2.0% for the three months ended June 30, 2014, as compared to the prior year period. This decrease was due primarily to three early payoffs at par offset by one new syndicate investment during the period. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2014, was $285.3 million, compared to $287.8 million for the prior year period, a decrease of less than 1.0%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and remained consistent at 11.5% and 11.6% for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, three of our portfolio companies were on non-accrual, with an aggregate debt cost basis of approximately $52.1 million, or 16.2%, of the cost basis of all debt investments in our portfolio. As of June 30, 2013, three portfolio companies were on non-accrual, with an aggregate debt cost basis of approximately $53.7 million, or 15.9%, of the cost basis of all debt investments in our portfolio. Effective June 1, 2014 we placed Midwest Metal Distribution, Inc. (“Midwest Metal”) on non-accrual. During the three months ended June 30, 2013, we sold our investment in one portfolio company that had been on non-accrual status. There were no other new non-accruals added and no non-accruals placed on accrual during the three months ended June 30, 2014 and 2013.

For the three months ended June 30, 2014, other income consisted primarily of $0.7 million in dividend income received from Fedcap Partners, LLC (“FedCap”), $0.5 million in success fees received from the early payoff at par of Thibaut, $0.4 million in legal settlement proceeds received related to an investment which was previously sold and $0.2 million in success fees received related to our sale of substantially all of the assets of Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. Other income for the three months ended June 30, 2013, consisted of $0.2 million in aggregate prepayment fees which related to the early payoffs of three of our syndicated investments at par during the period.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2014		Three Months Ended June 30, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
J.America, Inc.(A)	$17,045	6.4%	$473	4.7%
Francis Drilling Fluids, Ltd.	15,677	5.9	459	4.5
AG Transportation Holdings, LLC(B)	12,903	4.9	456	4.5
RBC Acquisition Corp.	12,496	4.7	808	7.9
Defiance Integrated Technologies, Inc.	12,133	4.6	184	1.8

Subtotal—five largest investments	70,254	26.5	2,380	23.4
Other portfolio companies	194,829	73.5	7,796	76.6
Other non-portfolio company revenue	—	—	4	—

Total Investment Portfolio	$265,083	100.0%	$10,180	100.0%

	As of June 30, 2013		Three Months Ended June 30, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$21,818	8.5%	$799	9.3%
Allen Edmonds Shoe Corporation(C)	19,531	7.7	542	6.4
Midwest Metal Distribution, Inc.	17,687	6.9	559	6.5
Francis Drilling Fluids, Ltd.	14,325	5.6	455	5.3
AG Transportation Holdings, LLC(B)	12,909	5.1	459	5.4

Subtotal—five largest investments	86,270	33.8	2,814	32.9
Other portfolio companies	169,001	66.2	5,714	66.8
Other non-portfolio company revenue	—	—	23	0.3

Total Investment Portfolio	$255,271	100.0%	$8,551	100.0%

(A)	Investment added in December 2013.

(B)	Investment added in December 2012.

(C)	Investment exited in December 2013 at par.

Operating Expenses

Operating expenses, net of credits from the Adviser, increased for the three months ended June 30, 2014, by 23.6%, as compared to the prior year period. This increase was primarily due to increases in the net base management and incentive fees, as well as the increase in the dividend expense on our mandatorily redeemable preferred stock during the three months ended June 30, 2014.

The increase of $0.7 million in the net incentive fee earned by the Adviser during the three months ended June 30, 2014, as compared to the prior year period, was due primarily to the partial incentive fee waiver in the prior year period and also to the increase in other income during the three months ended June 30, 2014. In the prior year period, there was a partial incentive fee waiver provided by the Adviser to ensure distributions to stockholders were covered entirely by net investment income. There was no incentive fee waiver needed during the three months ended June 30, 2014.

The increase of $0.2 million in the net base management fee during the three months ended June 30, 2014, as compared to the prior year period, was due primarily to an increase in the average total assets subject to the base management fee during the current period.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2014	2013
Average total assets subject to base management fee(A)	$292,200	$276,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,461	$1,382
Portfolio fee credit	(38)	(95)
Senior syndicated loan fee waiver	(29)	(42)

Net Base Management Fee	$1,394	$1,245

Loan servicing fee(B)	917	941
Credits to base management fee—loan servicing fee(B)	(917)	(941)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,266	998
Incentive fee credit	—	(418)

Net Incentive Fee	$1,266	$580

Portfolio fee credit	(38)	(95)
Senior syndicated loan fee waiver	(29)	(42)
Incentive fee credit	—	(418)

Credit to Fees From Adviser—other(B)	$(67)	$(555)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.

(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

The increase of $0.3 million in dividend expense on our mandatorily redeemable preferred stock during the three months ended June 30, 2014, as compared to the prior year period, was primarily due to the higher monthly distribution amount on our Series 2021 Term Preferred Stock which was issued in May 2014, as compared to our Series 2016 Term Preferred Stock, which was issued in November 2011 (resulting from more shares of our Series 2021 Term Preferred Stock being issued and outstanding, partially offset by a lower rate). Refer to “Liquidity and Capital Resources—Equity—Term Preferred Stock”) for further discussion of our term preferred stock.

Realized Gains (Losses) and Unrealized Depreciation

Net Realized Gain (Loss) on Investments and Escrows

For the three months ended June 30, 2014, there were minimal realized gains on investments. For the three months ended June 30, 2013, we recorded a net realized loss on investments and escrows of $2.4 million, which primarily consisted of a realized loss of $2.9 million resulting from the sale of Kansas Cable Holdings, Inc. (“KCH”) during the period for net proceeds of $0.6 million. This realized loss was partially offset by realized gains of $0.5 million, which consisted of a combined $0.4 million of escrowed proceeds received in connection with exits of two investments in fiscal year 2012 and an aggregated $0.1 million of unamortized discounts related to the early payoffs at par of three syndicated investments during the period.

Realized Loss on Extinguishment of Debt

Realized loss on extinguishment of debt of $1.3 million is comprised primarily of the unamortized deferred financing costs at the time of the voluntary redemption of our then existing Series 2016 Term Preferred Stock in May 2014.

Net Unrealized Depreciation

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended June 30, 2014, we recorded net unrealized depreciation of investments in the aggregate amount of $22.8 million, which included reversals totaling $0.1 million in cumulative unrealized appreciation. Excluding reversals, we had $22.7 million in net unrealized depreciation for the three months ended June 30, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the three months ended June 30, 2014, consisted of approximately $24.4 million of depreciation on our debt investments and approximately $1.7 million of appreciation on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2014, were as follows:

	Three Months Ended June 30, 2014
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
Defiance Integrated Technologies, Inc.	$—	$2,381	$—	$2,381
WP Evenflo Group Holdings, Inc.	—	954	—	954
Francis Drilling Fluids, Ltd.	—	712	—	712
International Junior Golf Training Acquisition Company	—	554	—	554
Westland Technologies, Inc.	—	517	—	517
Edge Adhesives Holdings, Inc.	—	511	—	511
Funko, LLC	—	329	—	329
Lignetics, Inc.	—	299	—	299
Alloy Die Casting Co.	—	(459)	—	(459)
Saunders & Associates	—	(641)	—	(641)
Ameriqual Group, LLC	—	(815)	—	(815)
FedCap Partners, LLC	—	(933)	—	(933)
GFRC Holdings, LLC	—	(1,201)	—	(1,201)
Precision Acquisition Group Holdings, Inc.	—	(3,408)	—	(3,408)
Midwest Metal Distribution, Inc.	—	(3,491)	—	(3,491)
RBC Acquisition Corp.	—	(18,230)	—	(18,230)
Other, net (<$250)	54	232	(160)	126

Total:	$54	$(22,689)	$(160)	$(22,795)

The largest driver of our net unrealized depreciation for the three months ended June 30, 2014, was due to a decrease in financial and operating performance and, to a lesser extent, a decrease in comparable multiples used in valuing RBC Acquisition Corp. (“RBC”) ($18.2 million), Midwest ($3.5 million) and Precision Acquisition Group Holdings, Inc. (“Precision”) ($3.4 million). This unrealized depreciation for the three months ended June 30, 2014, was partially offset by unrealized appreciation due to an incremental improvement in the financial and operational performance and, to a lesser extent, an increase in comparable multiples used in valuing Defiance Integrated Technologies, Inc. (“Defiance”) ($2.4 million), WP Evenflo Group Holdings, Inc. ($1.0 million) and Francis Drilling Fluids, Ltd. (“FDF”) ($0.7 million).

During the three months ended June 30, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $4.7 million, which included the reversal of $2.9 million in unrealized depreciation related to the sale of KCH. Excluding reversals, we had $7.4 million in net unrealized depreciation for the three months ended June 30, 2013. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the three months ended June 30, 2013, consisted of approximately $6.2 million on our debt investments and approximately $1.2 million on our equity investments. The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2013, were as follows:

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

The primary drivers of our net unrealized depreciation of investments for the three months ended June 30, 2013, were due to decreased financial and operational performance and, to a lesser extent, decreases in certain comparable multiples used in valuing several portfolio companies, most notably Defiance and Precision. This unrealized depreciation was partially offset by the reversal of unrealized depreciation of $2.9 million due to the sale of KCH and unrealized appreciation of $0.7 million on RBC, which was due to an incremental improvement in this portfolio company’s financial and operational performance when compared to the prior quarter.

As of June 30, 2014, the fair value of our investment portfolio was less than its cost basis by approximately $85.3 million, and our entire investment portfolio was valued at 75.7% of cost, as compared to cumulative net unrealized depreciation of $62.5 million and a valuation of our entire portfolio at 82.4% of cost as of March 31, 2014. This decrease quarter over quarter represents net unrealized depreciation of our investments of $22.8 million for the three months ended June 30, 2014. Of our current investment portfolio, 12 portfolio companies originated before December 31, 2007, representing 31.1% of the entire cost basis of our portfolio, were valued at 47.0% of cost and include our three investments on non-accrual status. Our 37 portfolio companies which originated after December 31, 2007, representing 68.9% of the entire cost basis of our portfolio, were valued at 88.6% of cost and none of these portfolio companies are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of June 30, 2014, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that were disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

Net unrealized (appreciation) depreciation of other is primarily made up of the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended June 30, 2014, we recorded net unrealized appreciation of borrowings of $1.1 million compared to net unrealized depreciation of borrowings of $0.6 million for the three months ended June 30, 2013. Our Credit Facility was fair valued at $36.6 million and $47.1 million as of June 30, 2014 and September 30, 2013, respectively.

Comparison of the Nine Months Ended June 30, 2014, to the Nine Months Ended June 30, 2013

	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change

INVESTMENT INCOME
Interest income	$24,546	$24,954	$(408)	(1.6)%
Other income	3,357	1,848	1,509	81.7

Total investment income	27,903	26,802	1,101	4.1

EXPENSES
Base management fee	4,421	4,233	188	4.4
Loan servicing fee	2,628	2,707	(79)	(2.9)
Incentive fee	3,361	3,167	194	6.1
Administration fee	635	521	114	21.9
Interest expense	1,994	2,415	(421)	(17.4)
Dividend expense on mandatorily redeemable preferred stock	2,309	2,057	252	12.3
Amortization of deferred financing fees	944	898	46	5.1
Other	1,553	1,227	326	26.6

Expenses before credits from Adviser	17,845	17,225	620	3.6
Credits to base management fee— loan servicing fee	(2,628)	(2,707)	(79)	(2.9)
Credits to fees from Adviser—other	(1,272)	(1,395)	123	8.8

Total expenses net of credits	13,945	13,123	822	6.3

NET INVESTMENT INCOME	13,958	13,679	279	2.0

NET REALIZED AND UNREALIZED LOSS
Net realized loss on investments and escrows	(13,259)	(5,406)	(7,853)	(145.3)
Realized loss on extinguishment of debt	(1,297)	—	(1,297)	(100.0)
Net unrealized depreciation of investments	(9,912)	(7,449)	(2,463)	(33.1)
Net unrealized (appreciation) depreciation of other	(1,261)	2,720	(3,981)	NM

Net loss from investments and other	(25,729)	(10,135)	(15,594)	(153.9)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,771)	$3,544	$(15,315)	NM %

NM = Not Meaningful

Investment Income

Total interest income decreased slightly by 1.6% for the nine months ended June 30, 2014, as compared to the prior year period. This decrease was due primarily to several early payoffs at par during the nine months ended June 30, 2014, offset by new investments funding later during the period. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended June 30, 2014, was $282.7 million, compared to $286.2 million for the prior year period, a decrease of 1.2%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and remained consistent at 11.6% for the nine months ended June 30, 2014 and 2013.

As of June 30, 2014, three of our portfolio companies were on non-accrual, with an aggregate debt cost basis of approximately $52.1 million, or 16.2%, of the cost basis of all debt investments in our portfolio. As of June 30, 2013, three portfolio companies were on non-accrual with an aggregate debt cost of approximately $53.7 million, or 15.9%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland Communications Group on non-accrual status and effective June 1, 2014 we placed Midwest Metal on non-accrual status. During the three months ended December 31, 2013, we sold our investment in LocalTel that had been on non-accrual status. See “Overview—Investment Highlights” for more information. During the nine months ended June 30, 2013, we sold our investments in three portfolio companies that had been on non-accrual status and wrote off our investment in one portfolio company that had been on non-accrual status. There were no other new non-accruals added and no non-accruals placed on accrual during the nine months ended June 30, 2014 and 2013.

For the nine months ended June 30, 2014, other income consisted primarily of $0.7 million in dividend income received from Fedcap, $0.5 million in success fees received related to the early payoff of Thibaut at par, $0.4 million in legal settlement proceeds received related to a portfolio company previously sold, $0.5 million in prepaid success fees received from FDF, $0.1 million in prepayment fees received from POP, $0.3 million in dividend and other fees received from FDF and $0.6 million in success fees received related to our sale of substantially all of the assets of Lindmark and the ensuing pay down of our debt investments in Lindmark at par in September 2013. For the nine months ended June 30, 2013, other income consisted primarily of $1.1 million in success fees received from the early payoff of Westlake Hardware, Inc. (“Westlake”) in December 2012 at par and an aggregate of $0.7 million in prepayment fees related to early payoffs of seven syndicate investments at par during the period.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2014		Nine Months Ended June 30, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
J.America, Inc.(A)	$17,045	6.4%	$966	3.5%
Francis Drilling Fluids, Ltd.	15,677	5.9	2,181	7.8
AG Transportation Holdings, LLC(B)	12,903	4.9	1,367	4.9
RBC Acquisition Corp.	12,496	4.7	2,986	10.7
Defiance Integrated Technologies, Inc.	12,133	4.6	559	2.0

Subtotal—five largest investments	70,254	26.5	8,059	28.9
Other portfolio companies	194,829	73.5	19,832	71.1
Other non-portfolio company revenue	—	—	12	—

Total Investment Portfolio	$265,083	100.0%	$27,903	100.0%

	As of June 30, 2013		Nine Months Ended June 30, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Revenues
RBC Acquisition Corp.	$21,818	8.5%	$1,597	6.0%
Allen Edmonds Shoe Corporation(C)	19,531	7.7	1,169	4.4
Midwest Metal Distribution, Inc.	17,687	6.9	1,678	6.3
Francis Drilling Fluids, Ltd.	14,325	5.6	1,515	5.6
AG Transportation Holdings, LLC(B)	12,909	5.1	946	3.5

Subtotal—five largest investments	86,270	33.8	6,905	25.8
Other portfolio companies	169,001	66.2	19,777	73.8
Other non-portfolio company revenue	—	—	120	0.4

Total Investment Portfolio	$255,271	100.0%	$26,802	100.0%

(A)	Investment added in December 2013.

(B)	Investment added in December 2012.

(C)	Investment exited in December 2013 at par.

Operating Expenses

Operating expenses, net of credits to fees from the Adviser, increased for the nine months ended June 30, 2014, by 6.3%, as compared to the prior year period. This increase was primarily due to increases in the net incentive fee, interest expense on our mandatorily redeemable preferred stock, and other expenses, which were partially offset by a decrease in interest expense on our Credit Facility.

The increase of $0.7 million in the net incentive fee earned by the Adviser during the nine months ended June 30, 2014, as compared to the prior year period, was due primarily to the larger partial incentive fee waiver in the prior year period and, to a lesser extent, the increase in other income during the nine months ended June 30, 2014. During both nine month periods, there was a partial incentive fee waiver provided by the Adviser to ensure distributions to stockholders were covered entirely by net investment income.

The base management fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2014	2013
Average total assets subject to base management fee(A)	$294,700	$282,200
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	$4,421	$4,233
Portfolio company fee credit	(669)	(235)
Senior syndicated loan fee waiver	(88)	(146)

Net Base Management Fee	$3,664	$3,852

Loan servicing fee(B)	2,628	2,707
Credits to base management fee—loan servicing fee(B)	(2,628)	(2,707)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	3,361	3,167
Incentive fee credit	(515)	(1,014)

Net Incentive Fee	$2,846	$2,153

Portfolio company fee credit	(669)	(235)
Senior syndicated loan fee waiver	(88)	(146)
Incentive fee credit	(515)	(1,014)

Credit to Fees From Adviser—other(B)	$(1,272)	$(1,395)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.

(B)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

The increase of $0.3 million in dividend expense on our mandatorily redeemable preferred stock during the nine months ended June 30, 2014, as compared to the prior year period, was primarily due to the higher monthly distribution amount on our Series 2021 Term Preferred Stock, which was issued in May 2014, as compared to our Series 2016 Term Preferred Stock, which was issued in November 2011 (resulting from more shares of our Series 2021 Term Preferred Stock being issued and outstanding, partially offset by a lower rate). Refer to “Liquidity and Capital Resources—Equity—Term Preferred Stock”) for further discussion of our term preferred stock.

The increase of $0.3 million in other expenses during the nine months ended June 30, 2014, as compared to the prior year period, was primarily due to the receipt of certain previously reserved for reimbursable deal expenses in the prior year period. Additionally there were increased due diligence expenses related to certain prospective portfolio companies during the nine months ended June 30, 2014, when compared to the prior year period.

Realized Losses and Unrealized Depreciation

Net Realized Loss on Investments and Escrows

For the nine months ended June 30, 2014, we recorded a net realized loss on investments and escrows of $13.3 million, which primarily consisted of realized losses of $10.8 million due to our sale of LocalTel for proceeds contingent on an earn-out and $2.8 million due to our sale of BAS for net proceeds of $4.7 million.

For the nine months ended June 30, 2013, we recorded a net realized loss on investments and escrows of $5.4 million, which primarily consisted of realized losses of $2.4 million due to our sale of Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million, $0.9 million due to the write off of Access Television Network, Inc. (“Access TV”) and $2.9 million due to our sale of KCH for net proceeds of $0.6 million. These realized losses were partially offset by realized gains of $0.8 million, which consisted of a combined $0.5 million of escrowed proceeds received in connection with exits on two investments in fiscal year 2012 and an aggregated $0.3 million of unamortized discounts related to the early payoffs at par of ten syndicated investments during the period.

Realized Loss on Extinguishment of Debt

Realized loss on extinguishment of debt of $1.3 million is comprised primarily of the unamortized deferred financing costs at the time of the voluntary redemption of our then existing Series 2016 Term Preferred Stock in May 2014.

Net Unrealized Depreciation

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the nine months ended June 30, 2014, we recorded net unrealized depreciation of investments in the aggregate amount of $9.9 million, which included reversals totaling $16.7 million in cumulative unrealized depreciation, primarily related to our sales of LocalTel and BAS. Excluding reversals, we had $26.6 million in net unrealized depreciation for the nine months ended June 30, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the nine months ended June 30, 2014, consisted of approximately $26.3 million on our debt investments and approximately $0.3 million on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2014, were as follows:

	Nine Months Ended June 30, 2014
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
BAS Broadcasting	$(2,765)	$187	$6,905	$4,327
Defiance Integrated Technologies, Inc.	—	3,639	—	3,639
Legend Communications of Wyoming, LLC	—	2,703	—	2,703
Sunshine Media Holdings	—	2,247	—	2,247
Francis Drilling Fluids, Ltd.	—	1,118	—	1,118
WP Evenflo Group Holdings, Inc.	—	1,105	—	1,105
Funko, LLC	—	1,047	—	1,047
Sunburst Media—Louisiana, LLC	—	974	—	974
GFRC Holdings, LLC	—	600	45	645
Edge Adhesives Holdings, Inc.	—	511	—	511
Westland Technologies, Inc.	—	328	—	328
North American Aircraft Services, LLC	—	326	—	326
Lignetics, Inc.	—	299	—	299
LocalTel, LLC	(10,774)	—	10,218	(556)
Targus Group International, Inc.	—	(640)	—	(640)
Ameriqual Group, LLC	—	(829)	—	(829)
FedCap Partners, LLC	—	(933)	—	(933)
Alloy Die Casting Co.	—	(1,364)	—	(1,364)
Precision Acquisition Group Holdings, Inc.	—	(3,831)	—	(3,831)
Midwest Metal Distribution, Inc.	—	(13,452)	—	(13,452)
RBC Acquisition Corp.	—	(21,117)	—	(21,117)
Other, net (<$250)	280	447	(445)	282

Total:	$(13,259)	$(26,635)	$16,723	$(23,171)

The largest driver of our net unrealized depreciation (excluding reversals) for the nine months ended June 30, 2014, was due to a decrease in financial and operational performance and, to a lesser extent, a decrease in comparable multiples used in valuing RBC ($21.1 million) and Midwest ($13.5 million). This unrealized depreciation for the nine months ended June 30, 2014, was partially offset by unrealized appreciation on certain portfolio companies due to incremental improvements in their financial and operational performance, and to a lesser extent, an increase in comparable multiples used in valuations, most notably that of Defiance ($3.6 million). During the nine months ended June 30, 2014, we invested $2.7 million in additional preferred equity capital in RBC.

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

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2013, were as follows:

	Nine Months Ended June 30, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Viapack, Inc.	$(2,407)	$—	$6,660	$4,253
Sunshine Media Holdings	—	1,194	—	1,194
Westlake Hardware, Inc.	—	—	640	640
Kansas Cable Holdings, Inc.	(2,906)	401	2,922	417
FedCap Partners, LLC	—	384	—	384
Access Television Network, Inc.	(903)	—	903	—
International Junior Golf Training Acquisition Company	—	355	—	355
Westland Technologies, Inc.	—	(315)	—	(315)
LocalTel, LLC	—	(327)	—	(327)
Heartland Communications Group	—	(497)	—	(497)
WP Evenflo Group Holdings, Inc.	—	(575)	3	(572)
Saunders & Associates	—	(592)	—	(592)
Sunburst Media—Louisiana, LLC	—	(750)	—	(750)
Precision Acquisition Group Holdings, Inc.	—	(918)	—	(918)
CMI Acquisition, LLC	—	(927)	—	(927)
Legend Communications of Wyoming, LLC	—	(1,042)	—	(1,042)
Francis Drilling Fluids, Ltd.	—	(1,060)	—	(1,060)
BAS Broadcasting	—	(1,120)	—	(1,120)
AG Transportation Holdings, LLC	—	(1,133)	—	(1,133)
Lindmark Acquisition, LLC	—	(1,140)	—	(1,140)
GFRC Holdings, LLC	—	(1,461)	—	(1,461)
Defiance Integrated Technologies, Inc.	—	(2,867)	—	(2,867)
RBC Acquisition Corp.	—	(6,741)	—	(6,741)
Other, net (<$250)	810	933	(379)	1,364

Total:	$(5,406)	$(18,198)	$10,749	$(12,855)

The largest driver of our net unrealized depreciation for the nine months ended June 30, 2013, was the notable net unrealized depreciation of RBC of $6.7 million due to a decline in its financial and operational performance. As noted earlier, we acquired a controlling position in RBC and infused $2.0 million of additional equity capital in the company in the form of preferred equity in March 2013. In addition, there was unrealized depreciation of Defiance of $2.9 million which was also due to a decline in its financial and operational performance and, to a lesser extent, a decrease in the comparable multiples used to estimate the fair value. This unrealized depreciation was partially offset by the reversal of unrealized depreciation of $6.7 million on Viapack, $2.9 million on KCH, $0.6 million on Westlake and $0.9 million on Access TV, all related to sales, write offs or payoffs during the period, as well as unrealized appreciation of Sunshine Media Holdings of $1.2 million due to an incremental improvement in the financial and operational performance of this portfolio company.

As of June 30, 2014, the fair value of our investment portfolio was less than its cost basis by approximately $85.3 million, and our entire investment portfolio was valued at 75.7% of cost, as compared to cumulative net unrealized depreciation of $75.4 million and a valuation of our entire portfolio at 77.3% of cost as of September 30, 2013. This represents net unrealized depreciation of our investments of $9.9 million for the nine months ended June 30, 2014. Of our current investment portfolio, 12 portfolio companies originated before December 31, 2007, representing 31.1% of the entire cost basis of our portfolio, were valued at 47.0% of cost and include our three investments on non-accrual status. Our 37 portfolio companies originated after December 31, 2007, representing 68.9% of the entire cost basis of our portfolio, were valued at 88.6% of cost, none of these portfolio companies are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of June 30, 2014, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that were disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

Net unrealized (appreciation) depreciation of other is primarily made up of the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the nine months ended June 30, 2014, we recorded net unrealized appreciation of borrowings of ($1.3) million compared to net unrealized depreciation of borrowings of $2.7 million for the nine months ended June 30, 2013. Our Credit Facility was fair valued at $36.6 million and $47.1 million as of June 30, 2014 and September 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash used in operating activities during the nine months ended June 30, 2014, was $0.8 million, as compared to net cash provided by operating activities of $19.8 million for the nine months ended June 30, 2013. The difference was primarily due to an increase in new investments, partially offset by a decrease in principal repayments during the nine months ended June 30, 2014.

As of June 30, 2014, we had loans to, syndicated participations in, or equity investments in 49 private companies with an aggregate cost basis of approximately $350.4 million. As of June 30, 2013, we had loans to, syndicated participations in and/or equity investments in 46 private companies with an aggregate cost basis of approximately $353.8 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2014 and 2013, at fair value:

	Nine Months Ended June 30,
	2014	2013
Beginning investment portfolio, at fair value	$256,878	$273,960
New investments	72,981	65,728
Disbursements to existing portfolio companies	10,180	5,129
Scheduled principal repayments	(2,164)	(5,425)
Unscheduled principal repayments	(45,169)	(63,999)
Net proceeds from sales of investments	(4,700)	(6,557)
Net unrealized depreciation of investments	(26,635)	(18,198)
Reversal of prior period depreciation on realization	16,723	10,749
Net realized loss on investments	(13,289)	(5,892)
Increase in investment balance due to PIK(A)	208	133
Net change in premiums, discounts and amortization	70	(357)

Investment Portfolio, at Fair Value	$265,083	$255,271

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income calculated at the contractual rate stated in a loan agreement and is added to the principal balance of a loan and recorded over the life of the obligation.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2014:

For the Fiscal Years Ending September 30:		Amount
For the remaining three months ending September 30:	2014	$57,733
	2015	29,023
	2016	79,617
	2017	27,431
	2018	43,131
	Thereafter	85,057

	Total contractual repayments	$321,992
	Equity investments	29,131
	Adjustments to cost basis on debt investments	(740)

	Total Cost Basis of Investments Held at June 30, 2014:	$350,383

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2014 of $5.3 million consisted primarily of $13.2 million of distributions to common stockholders and $11.8 million of net repayments on our Credit Facility. These net uses were partially offset by the proceeds from the issuance of our Series 2021 Term Preferred Stock, net of the voluntary redemption of the then existing Series 2016 Term Preferred Stock. Net cash used in financing activities for the nine months ended June 30, 2013 of $13.0 million consisted primarily of distributions to common stockholders of $13.2 million.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions to stockholders that we can pay out to be no greater than our net investment income in each fiscal year. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the nine months from October 2013 through June 2014, which totaled an aggregate of $13.2 million. In July 2014, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August and September 2014. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2014.

For the fiscal year ended September 30, 2013, which includes the three months ended December 31, 2012, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for that fiscal year. For our fiscal year ended September 30, 2013, our common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our preferred stock dividends), resulting in a partial return of capital of approximately $1.3 million. The return of capital was primarily due to accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes. The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2014 will be determined at fiscal yearend based upon our taxable income for the full year and distributions paid during the full year. Such a characterization made on a quarterly basis may not be representative of the actual full year characterization. If we characterized our common stockholder distributions as of June 30, 2014, 100.0% would be a return of capital and 0.0% would be from ordinary income, primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Preferred Stock Distributions

Our Board of Directors also declared, and we paid, monthly cash distributions of $0.1484375 per share of our Series 2016 Term Preferred Stock for each of the nine months from October 2013 through May 2014, which totaled an aggregate of $2.3 million. In May 2014, our Board of Directors declared, and we paid, a combined May and June 2014 cash distribution of $0.1968750 per share of our Series 2021 Term Preferred Stock. This covered a prorated portion of May 2014 from the time the stock was issued and outstanding and the full month of June 2014. In July 2014, our Board of Directors declared a monthly distribution of $0.140625 per share of Series 2021 Term Preferred Stock for each of July, August and September 2014. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an operating expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and have been characterized as ordinary income to our preferred stockholders since our Series 2016 Term Preferred Stock was issued in November 2011 and we anticipate the same characterization for our Series 2021 Term Preferred Stock.

Equity

Registration Statement

We filed Post-effective Amendment No. 1 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 23, 2013, and subsequently filed Post-effective Amendment No. 2 on February 14, 2014, which the SEC declared effective on February 21, 2014. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. We currently have the ability to issue up to $239.0 million in securities under our Registration Statement through one or more transactions. We issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock under our Registration in May 2014. No other securities have been issued under our Registration Statement.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has from time to time over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of July 29, 2014, our closing market price was $10.13 per common share, a 17.5% premium to our June 30, 2014 NAV per common share of $8.62. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering to existing common stockholders.

At our Annual Meeting of Stockholders held on February 13, 2014, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008 and have never issued common stock below the then current NAV per share.

Term Preferred Stock

Pursuant to our Registration Statement, in May 2014, we completed a public offering of approximately 2.4 million shares of our Series 2021 Term Preferred Stock, par value $0.001 per share, at a public offering price of $25.00 per share and a 6.75% rate. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing Series 2016 Term Preferred Stock and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. In connection with the voluntary redemption of our Series 2016 Term Preferred Stock, we recognized a realized loss on extinguishment of debt of $1.3 million, which has been reflected on the Condensed Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock have a redemption date of June 30, 2021, and are traded under the ticker symbol of “GLADO” on the NASDAQ Global Select Market. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 240.0%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price, at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2014, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock.

Pursuant to our prior registration statement, in November 2011, we completed a public offering of approximately 1.5 million shares of our Series 2016 Term Preferred Stock at a public offering price of $25.00 per share and a 7.125% rate. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $36.4 million, a portion of which was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which were recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and were amortized over the redemption period ending December 31, 2016. In May 2014 when our Series 2016 Term Preferred Stock was voluntarily redeemed, the remaining unamortized costs at that time were fully written off as part of the realized loss on extinguishment of debt discussed above. Our Series 2016 Term Preferred Stock provided for a fixed dividend equal to 7.125% per year, payable monthly (which equates in total to approximately $2.7 million per year). The shares of our Series 2016 Term Preferred were traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. In connection with the voluntary redemption, shares of our Series 2016 Term Preferred Stock were removed from listing on May 22, 2014.

Our Series 2021 Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks. In addition, our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also generally limits payments on distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability credit under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of June 30, 2014, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2014, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $242.0 million, asset coverage of 290% and an active status as a BDC and RIC. In addition, we had 31 obligors in the borrowing base of our Credit Facility as of June 30, 2014. As of June 30, 2014 we were in compliance with all of our Credit Facility covenants.

On July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2014 and September 30, 2013, the fair value of our interest rate cap agreement was $0 and $4, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of June 30, 2014 and September 30, 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes our contractual obligations as of June 30, 2014, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$35,100	$—	$—	$35,100
Term preferred stock	—	—	—	61,000	61,000
Interest on contractual obligations(C)	1,639	15,537	8,235	7,206	32,617

Total	$1,639	$50,637	$8,235	$68,206	$128,717

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $7.3 million as of June 30, 2014.

(B)	Principal balance of borrowings under our Credit Facility, based on the current contractual maturity as of June 30, 2014 due to the revolving nature of the facility. In April 2013, we amended our Credit Facility to extend the revolver period end date until January 2016.

(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2021 Term Preferred Stock. The amount of interest calculated for purposes of this table was based upon rates and balances of our Credit Facility as of June 30, 2014. Dividend payments on our Series 2021 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions to stockholders through the date of mandatory redemption.

Of our interest bearing debt investments as of June 30, 2014, 44.0% have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we do not recognize success fees as income until they are received in cash. As a result, as of June 30, 2014, we have an aggregate off-balance sheet success fee receivable on our accruing debt investments of $11.0 million, or approximately $0.53 per common share, that would be owed to us based on our current portfolio if fully paid off. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (the “Policy”), which is described below, as our most critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded in our accompanying Condensed Consolidated Financial Statements.

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized depreciation or appreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized depreciation or appreciation primarily reflect the change in investment fair values, including the reversal of previously recorded unrealized depreciation or appreciation when gains or losses are realized.

In accordance with ASC 820, our investments’ fair value is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2—inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of June 30, 2014 and September 30, 2013, all of our investments were valued using Level 3 inputs and during the nine months ended June 30, 2014 and 2013, there were no investments transferred into or out of Level 1, 2 or 3.

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the established Policy. Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the Valuation Officer, employed by the Administrator (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the Valuation Officer, uses the Policy, which has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, the third-party service provider Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on our non-syndicated debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value—In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA or revenue multiples; however, TEV may also be calculated using a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses the DCF to calculate TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

•	Yield Analysis—The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes—For our syndicate investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar syndicated investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds—For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the NAV provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider the other factors when determining fair values of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new non-syndicated debt and equity investments made during the three months ended June 30, 2014 are generally valued at original cost basis.

Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments in the accompanying notes to our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

Credit Monitoring and Risk Rating

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance and, in some instances, that is used as inputs in our valuation techniques. Generally, we, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold board seats and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates certain credit statistics.

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”) (as defined in Rule 2a-7 under the 1940 Act), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the expected loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the three months ended June 30, 2014, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification.

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

The following table lists the risk ratings for all non-syndicated loans in our portfolio as of June 30, 2014 and September 30, 2013, representing approximately 78.2% and 80.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2014	As of September 30, 2013
Highest	9.0	10.0
Average	5.4	5.9
Weighted Average	5.0	5.5
Lowest	3.0	2.0

For syndicated loans that are currently rated by an NRSRO, the Adviser generally uses the average of two corporate level NRSRO ratings available and then converts it into a rating using the Adviser’s system per the table above. The following table lists the Adviser’s risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2014 and September 30, 2013, representing approximately 19.5% and 13.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2014	As of September 30, 2013
Highest	10.0	5.5
Average	5.3	4.8
Weighted Average	5.4	4.9
Lowest	4.0	2.5

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. As of June 30, 2014 and September 30, 2013, these loans represented 2.3% and 5.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2014	As of September 30, 2013
Highest	4.0	5.0
Average	4.0	4.5
Weighted Average	4.0	4.6
Lowest	4.0	4.0

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectable. As of June 30, 2014, three portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $52.1 million, or 16.2% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $13.6 million, or 5.6% of the fair value of all debt investments in our portfolio. As of September 30, 2013, two portfolio companies were on non-accrual with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio.

We currently hold, and we expect to hold in the future, some loans in our portfolio that contain OID or PIK provisions. We recognize OID for loans originally issued at discounts and recognize the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation and therefore, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain our ability to be taxed as a RIC, we may need to pay out both of our OID and PIK non-cash income amounts in the form of distributions, even though we have not yet collected the cash on either.

As of June 30, 2014 and September 30, 2013, we had 20 and 19 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $59 and $0.2 million for the three and nine months ended June 30, 2014, respectively, as compared to $69 and $0.2 million for the three and nine months ended June 30, 2013, respectively. The unamortized balance of OID investments as of June 30, 2014 and September 30, 2013, totaled $0.8 million and $1.0 million, respectively. As of June 30, 2014, and September 30, 2013, we had three investments which had a PIK interest component. We recorded PIK income of $80 and $0.3 million for the three and nine months ended June 30, 2014, respectively, as compared to $62 and $0.2 million for the three and nine months ended June 30, 2013, respectively. We collected $0 PIK interest in cash in each of the nine months ended June 30, 2014 and 2013.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We received an aggregate of $1.6 million in success fees during the nine months ended June 30, 2014, which resulted from $0.5 million related to the early payoff at par of Thibaut in June 2014, $0.5 million prepayment by FDF in February 2014 and $0.6 million related to our sale of substantially all of the assets in Lindmark and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received $1.1 million in success fees during the nine months ended June 30, 2013, which resulted from the early payoff of Westlake at par in December 2012. As of June 30, 2014 and September 30, 2013, our aggregate off-balance sheet success fee receivable on our accruing debt investments totaled approximately $11.0 million and $16.9 million, respectively.

We record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time we exit an investment, based on the respective investment’s prepayment fee schedule. During the nine months ended June 30, 2014, we received an aggregate of $0.3 million in prepayment fees from the early payoffs at par of one of our proprietary investments and four of our syndicated investments (including one partial paydown). During the nine months ended June 30, 2013, we received an aggregate of $0.7 million of prepayment fees which resulted from the early payoffs of seven of our syndicated investments during the period.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the nine months ended June 30, 2014, we recorded an aggregate of $1.0 million of dividend income, net of estimated income taxes payable, which resulted from $0.2 million on our preferred equity investment in FDF, $0.7 million on our investment in FedCap and $0.1 million on our preferred equity investment in Funko, LLC. We did not record any dividend income during the nine months ended June 30, 2013.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Condensed Consolidated Statements of Operations. In addition, we received $0.4 million in May 2014 from a legal settlement related to a previously exited portfolio company that was recorded in other income during the three ended June 30, 2014.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description and our adoption of recent accounting pronouncements.

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

We target to have approximately 15.0% of the loans in our portfolio at fixed rates, with approximately 85.0% made at variable rates or variable rates with a floor. As of June 30, 2014, our portfolio consisted of the following:

Variable rates	84.8%
Fixed rates	15.2

Total:	100.0%

All of our variable-rate debt investments have rates generally associated with the 30-day LIBOR.

In July 2013, we, through Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notational amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on our Credit Facility, which are at variable rates. The use of a cap agreement involves risks that are different from those associated with ordinary portfolio securities transactions. Cap agreements may be considered to be illiquid. Although we will not enter into any such agreements unless we believe that the other party to the transaction is credit worthy, we bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty. As of June 30, 2014, our interest rate cap agreement had a minimal fair value.

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2014 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on November 20, 2013.

ITEM 4.	CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company of our 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (the “Series 2016 Term Preferred Stock”), during the third quarter of our fiscal year 2014. The Company elected to voluntarily redeem the entirety of the then issued and outstanding 2016 Term Preferred Stock, pursuant to its terms, on May 21, 2014. The Company does not have any existing publicly announced repurchase plans or programs.

Period	(a) Total Number of Shares of Series 2016 Term Preferred Stock Purchased	(b) Price Paid per Share of Series 2016 Term Preferred Stock		(c) Total Number of Shares of Series 2016 Term Preferred Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares of Series 2016 Term Preferred Stock that May Yet be Purchased under the Plans or Programs
April 1 through 30, 2014	—	—		—	—
May 1 through 31, 2014	1,539,882	$25.13	(A)	—	—
June 1 through 30, 2014	—	—		—	—

Total	1,539,882	$25.13	(A)	—	—

(A)	Includes a required premium paid as part of the early redemption.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ Melissa Morrison
Melissa Morrison
Chief Financial Officer (principal financial and accounting officer)

Date: July 30, 2014

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Appendix A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021 (filed herewith).

3.5	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.6	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.7	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.8	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 7.125% Series 2016 Term Preferred Stock, incorporated by reference to Exhibit 2.d.5 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

4.3	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.