Form 10-K
period 2014-09-30
GLADSTONE CAPITAL CORP
filed 2014-11-12
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 811-000000

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
6.75% Series 2021 Term Preferred Stock, $0.001 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2014, based on the closing price on that date of $10.08 on the NASDAQ Global Select Market, was $198,636,759. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,000,160 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 11, 2014.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2014.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2014

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described in the “Risk Factors” section of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Capital Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts are in thousands unless otherwise indicated.

PART I

The information contained in this section should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Overview

Organization

We were incorporated under the Maryland General Corporation Law on May 30, 2001, and completed our initial public offering on August 24, 2001. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ( the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

Our shares of common stock and term preferred stock are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GLAD” and “GLADO,” respectively.

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $25 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We expect that our investment portfolio over time will consist of approximately 95.0% in debt investments and 5.0% in equity investments, at cost. As of September 30, 2014, our investment portfolio was made up of approximately 91.6% in debt investments and 8.4% in equity investments, at cost.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

In July 2012, the Securities and Exchange Commission (“SEC”) granted us an exemptive order that expands our ability to co-invest with certain of our affiliates under certain circumstances and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by our external investment adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the one month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement, such as a success fee or deferred interest provision and are primarily interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest. Typically, our equity investments take the form of preferred or common stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

As of September 30, 2014, our portfolio consisted of loans to 45 companies located in 20 states in 17 different industries with an aggregate fair value of $281.3 million. Since our initial public offering in 2001 through September 30, 2014, we have invested in over 185 different companies, while making over 140 consecutive monthly or quarterly distributions to common stockholders totaling approximately $239.1 million or $15.25 per share. We expect that our investment portfolio will primarily include the following four categories of investments in private U.S. companies:

•	Senior Debt Securities: We seek to invest a portion of our assets in senior debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses senior debt to cover a substantial portion of the funding needs of its business. The senior debt security usually takes the form of first priority liens on all, or substantially all, of the assets of the business. Senior debt securities may include investments sourced from the syndicated loan market.

•	Senior Subordinated Debt Securities: We seek to invest a portion of our assets in senior subordinated debt securities, also known as senior subordinated loans and senior subordinated notes. These senior subordinated debts rank junior to the borrowers’ senior debt and may be secured by a first priority lien on a portion of the assets of the business and may be designated as second lien notes (including our participation and investment in syndicated second lien loans). Additionally, we may receive other yield enhancements, such as success fees, in connection with these senior subordinated debt securities.

•	Junior Subordinated Debt Securities: We seek to invest a portion of our assets in junior subordinated debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These junior subordinated debts include may be secured by certain assets of the borrower or unsecured loans. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees, such as warrants to buy common and preferred stock or limited liability interests in connection with these junior subordinated debt securities.

•	Preferred and Common Equity/Equivalents: In some cases we will purchase equity securities which consist of preferred and common equity or limited liability company interests, or warrants or options to acquire such securities, and are in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In some cases, we will own a significant portion of the equity and in other cases we may have voting control of the businesses in which we invest.

Additionally, pursuant to the 1940 Act, we must maintain at least 70.0% of our total assets in qualifying assets, which generally include each of the investment types listed above. Therefore, the 1940 Act permits us to invest up to 30.0% of our assets in other non-qualifying assets. See “Regulation as a BDC — Qualifying Assets” for a discussion of the types of qualifying assets in which we are permitted to invest pursuant to Section 55(a) of the 1940 Act.

Because the majority of the loans in our portfolio consist of term debt in private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be rated below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered higher risk, as compared to investment-grade debt instruments. In addition, many of the debt securities we hold typically do not amortize prior to maturity.

Investment Concentrations

Year over year, our investment concentration as a percentage of fair value and of cost has remained relatively unchanged. As of September 30, 2014, our portfolio allocation is approximately 91.6% debt investments and 8.4% equity investments, at cost. Our portfolio consists primarily of proprietary investments, however, we continue to invest in syndicated investments where we participate with a group of other lenders. As of September 30, 2014, we held 16 syndicated investments totaling $61.1million at cost and $59.5 million at fair value, or 17.5% and 21.1%, respectively, of our total aggregate portfolio. We held 18 syndicated investments totaling $61.2 million at cost and $60.6 million at fair value, or 18.4% and 23.6%, respectively, of our total aggregate portfolio as of September 30, 2013.

The following table outlines our investments by security type at September 30, 2014 and 2013:

	September 30, 2014				September 30, 2013
	Cost		Fair Value		Cost		Fair Value
Senior debt	$168,023	48.1%	$118,414	42.1%	$184,146	55.4%	$118,134	46.0%
Senior subordinated debt	151,782	43.5	135,887	48.3	129,013	38.8	126,675	49.3
Junior subordinated debt	—	—	—	—	494	0.2	561	0.2

Total debt investments	319,805	91.6	254,301	90.4	313,653	94.4	245,370	95.5

Preferred equity	21,496	6.1	13,478	4.8	12,268	3.7	4,626	1.8
Common equity/equivalents	7,984	2.3	13,507	4.8	6,345	1.9	6,882	2.7

Total equity investments	29,480	8.4	26,985	9.6	18,613	5.6	11,508	4.5

Total Investments	$349,285	100.0%	$281,286	100.0%	$332,266	100.0%	$256,878	100.0%

Our five largest investments at fair value as of September 30, 2014, totaled $94.3 million, or 33.5% of our total aggregate portfolio, as compared to our five largest investments at fair value as of September 30, 2013, totaling $96.0 million, or 37.4% of our total aggregate portfolio.

Our investments at fair value consisted of the following industry classifications at September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$47,538	16.9%	$45,339	17.7%
Oil and gas	42,831	15.2	15,174	5.9
Personal and non-durable consumer products	30,157	10.7	29,032	11.3
Diversified/conglomerate manufacturing	27,634	9.8	4,482	1.7
Electronics	24,811	8.8	33,711	13.1
Printing and publishing	23,999	8.5	22,224	8.7
Automobile	19,489	6.9	9,701	3.8
Cargo Transportation	12,838	4.6	12,984	5.1
Textiles and leather	8,171	2.9	8,476	3.3
Diversified natural resources, precious metals and minerals	7,176	2.6	—	—
Aerospace and defense	6,920	2.5	11,730	4.6
Buildings and real estate	6,617	2.4	6,392	2.5
Broadcast and entertainment	6,386	2.3	15,534	6.0
Beverage, food and tobacco	6,235	2.2	7,038	2.7
Mining, steel, iron and non-precious metals	4,455	1.6	17,733	6.9
Other, < 2.0%	4,205	1.5	10,903	4.2
Machinery	1,824	0.6	6,425	2.5

Total Investments	$281,286	100.0%	$256,878	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$107,387	38.2%	$118,570	46.2%
South	92,355	32.8	68,669	26.7
West	80,744	28.7	61,737	24.0
Northeast	800	0.3	7,902	3.1

Total Investments	$281,286	100.0%	$256,878	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Adviser and Administrator

Gladstone Management Corporation (the “Adviser”) is our affiliate, investment adviser and a privately-held company led by a management team that has extensive experience in our lines of business. Another of our and the Adviser’s affiliates, a privately-held company, Gladstone Administration, LLC (the “Administrator”), employs, among others, our chief financial officer, treasurer, chief compliance officer, general legal counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. Excluding our chief financial officer and treasurer, all of our executive officers serve as directors or executive officers, or both, of the following of our affiliates: Gladstone Commercial Corporation (“Gladstone Commercial”) a publicly traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly traded BDC and RIC; Gladstone Land Corporation (“Gladstone Land”), a publicly traded real estate investment trust that invests in farmland and farm related property; the Adviser; and the Administrator. Our chief financial officer is also the chief accounting officer of the Adviser. Our treasurer is also the chief financial officer and treasurer of Gladstone Investment. David Gladstone, our chairman and chief executive officer, also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation.

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

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, Robert L. Marcotte, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of Mr. Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our vice chairman and chief operating officer) and Mr. Marcotte, to the prospective company. If this LOI is issued, then the Adviser and Gladstone Securities (the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our board of directors (our “Board of Directors”), a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•	Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales and cash flow to provide some assurance that they will be able to service their debt. We do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

•	Experienced Management. We typically require that the businesses in which we invest have experienced management teams. We also require the businesses to have in place proper incentives to induce management to succeed and act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

•	Strong Competitive Position in an Industry. We seek to invest in businesses that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Enterprise Collateral Value. The projected enterprise valuation of the business, based on market based comparable cashflow multiples, is an important factor in our investment analysis in determining the collateral coverage of our debt securities.

Extensive Due Diligence

The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in depth business analysis, including, but not limited to, some or all of the following:

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

We also rely on the long-term relationships that the Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, attorneys, accountants, and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of and providing debt and equity capital to small and medium-sized private businesses plays a significant role in our investment evaluation and assessment of risk.

Investment Structure

Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company. As discussed above, the capital classes through which we typically structure a deal include senior debt, senior subordinated debt, junior subordinated debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:

•	seeking collateral or superior positions in the portfolio company’s capital structure where possible;

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with preserving our capital;

•	holding board seats or securing board observation rights at the portfolio company;

•	incorporating put rights and call protection into the investment structure where possible; and

•	making investments with an expected total return (including both interest and potential equity appreciation) that it believes compensates us for the credit risk of the investment.

We expect to hold most of our debt investments until maturity or repayment, but may sell our investments (including our equity investments) earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company or, in the case of an equity investment in a company, its initial public offering. Occasionally, we may sell some or all of our investment interests in a portfolio company to a third party, such as an existing investor in the portfolio company, in a privately negotiated transaction.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include BDCs, non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, serve a broader customer base and establish a greater market share. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over other providers of financing to small and medium-sized businesses.

Management Expertise

Mr. Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of the Adviser and its affiliated companies, other than Gladstone Securities, (the “Gladstone Companies”), and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of the Adviser’s investment committee. Mr. Gladstone and Mr. Marcotte, our president, both have over twenty-five years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Brubaker, our vice chairman and chief operating officer, has over twenty-five years of experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers. These three individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and medium-sized companies and has worked together at the Gladstone Companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial and investment skills.

Increased Access to Investment Opportunities Developed Through Extensive Research Capability and Network of Contacts

The Adviser seeks to identify potential investments through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom the Adviser’s investment professionals have long-term relationships. We believe that the Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation, experience and focus on investing in small and medium-sized companies enables us to source and identify well-positioned prospective portfolio companies, which provide attractive investment opportunities. Additionally, the Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other companies to support the Adviser’s investment activities.

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, the Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect the Adviser to use the same value and income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to manage downside exposure. The Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

•	focusing on companies with sustainable market positions and cash flow;

•	investing in businesses with experienced and established management teams;

•	engaging in extensive due diligence from the perspective of a long-term investor;

•	investing at low price-to-cash flow multiples; and

•	adopting flexible transaction structures by drawing on the experience of the investment professionals of the Adviser and its affiliates.

Longer Investment Horizon

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are a corporation of perpetual duration and are exchange-traded. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe our management team’s broad expertise and its ability to draw upon many years of combined experience enables the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest. We believe that this approach enables the Adviser to craft a financing structure which best fits the investment and growth profile of the underlying business and yields an attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets.

Leverage

For the purpose of making investments and taking advantage of favorable interest rates, we may issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities representing indebtedness and senior securities that are stock (collectively, our “Senior Securities”) in amounts such that we maintain an asset coverage ratio, as defined in Section 18(h) of the 1940 Act, of at least 200.0% on our Senior Securities immediately after each issuance of such Senior Securities. We may also incur such indebtedness to repurchase our common stock. We are exposed to the risks of leverage as a result of incurring indebtedness generally, such as through our revolving line of credit or issuing Senior Securities which are stock, such as our 6.75% Series 2021 Term Preferred Stock (our “Series 2021 Term Preferred Stock”). Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Our Board of Directors is authorized to provide for the issuance of Senior Securities with such preferences, powers, rights and privileges as it deems appropriate, subject to the requirements of the 1940 Act. See “Regulation as a BDC—Asset Coverage” for a discussion of our leveraging constraints and “Risk Factors—Risks Related to Our External Financing” for further discussion of certain leveraging risks.

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

Valuation Process

The following is a general description of the investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) the professionals of the Adviser and Administrator, with oversight and direction from the Valuation Officer, an employee of the Administrator, (collectively, the “Valuation Team”) uses each quarter to determine the value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and assesses whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:

•	Each portfolio company or investment is initially assessed by the Adviser’s investment professionals responsible for the investment along with the Valuation Officer, using the Policy, which may include:

•	utilizing input from third party valuation firms (currently Standard & Poor’s Securities Evaluation, Inc.) and

•	using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.

•	Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors.

•	Next, our Board of Directors reviews this documentation and discusses the information provided by our Valuation Team, and determines whether the Valuation Team has followed the Policy, whether the Valuation Team’s recommended value is reasonable in light of the Policy and reviews other facts and circumstances. Then our Board of Directors votes to accept or reject the Valuation Team’s recommended valuation.

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate, from period to period. Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

Investment Advisory and Management Agreements

In 2006, we entered into an amended and restated investment advisory and management agreement with the Adviser (the “Advisory Agreement”). In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 15, 2014, our Board of Directors, including a majority of the directors who are not parties to the agreement or interested person of any such party, approved the annual renewal of the Advisory Agreement with the Adviser through August 31, 2015. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser.

Base Management Fee

The base management fee is computed and generally payable quarterly to the Adviser and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases during the period. Our Board of Directors may (as it has for the years ended September 30, 2014, 2013 and 2012) accept an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may received fees for services other than managerial assistance. We generally credit 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser.

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), in return for which the Adviser receives a 1.5% annual fee based on the monthly aggregate outstanding balance of loans pledged under our revolving line of credit. All loan servicing fees are credited back to us by the Adviser. Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate net unrealized capital depreciation, if any, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate net unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate net unrealized capital depreciation, if any. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. We have not incurred capital gains-based incentive fees from inception through September 30, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through September 30, 2014.

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the years ended September 30, 2014, 2013 and 2012, which waivers totaled $1.2 million, $1.0 million, and $0.3 million, respectively.

Administration Agreement

In 2006, we entered into an administration agreement with the Administrator ( the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer, treasurer, chief compliance officer and general counsel and secretary (who also serves as the Administrator’s president). Prior to July 1, 2014, our allocable portion of the expenses were derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our allocable portion of the Administrator’s expenses are derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator under contractual agreements. These administrative fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

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

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level federal income tax on any unrealized appreciation with respect to our assets to the extent that any such unrealized appreciation is recognized during a specified period up to ten years.

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90.0% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4.0% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the years ended December 31, 2013, 2012 and 2011, we did not incur any excise taxes.

The federal excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35.0%, on any undistributed income, including both ordinary income and capital gains.

If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our investment company taxable income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2014, we incurred $0.2 million of OID income and the unamortized balance of OID investments (which are primarily all syndicated loans) as of September 30, 2014 totaled $0.6 million. As of September 30, 2014, we had three investments which had a PIK interest component and we recorded PIK interest income of $0.3 million during the year ended September 30, 2014. We collected $0.1 million in PIK interest in cash for the year ended September 30, 2014.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70.0% dividends received deduction with respect to dividends received from us, other than capital gains dividends, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations.

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

If a common stockholder participates in our “opt in” dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the common stockholder’s account. We may use newly issued shares under the guidelines of our dividend reinvestment plan, or we may purchase shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stockholders.

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

The Foreign Account Tax Compliance Act (“FATCA”) imposes a federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied. Under delayed effective dates provided for in the Treasury Regulations and other IRS guidance, such required withholding will not begin until January 1, 2017 with respect to gross proceeds from a sale or other disposition of our stock.

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

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquire in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

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

Code of Ethics

We, and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and employees of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933 (the “Securities Act”) and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Corporate Governance” at www.GladstoneCapital.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, John Dellafiora, Jr., who also serves as chief compliance officer for all of the Gladstone family of companies.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2014 and all of calendar year 2015. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of November 7, 2014, the Adviser and the Administrator collectively had 62 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive management
15	Accounting, administration, compliance, human resources, legal and treasury
36	Investment management, portfolio management and due diligence

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

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Economy and Recent Legislation

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling of a budget could have a material adverse effect on our business, financial condition and results of operations.

In February 2014, the U.S. Congress passed legislation to increase the debt ceiling through March 2015. Congress will need to pass additional legislation prior to March 2015 to further increase the debt ceiling in order for the government to continue to make payments to its creditors. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations. While the U.S. has begun to see improving financial indicators since the 2008 recession, recent events have created more uncertainty in the U.S. economy and capital markets. Therefore, we remain cautious about a long-term economic recovery.

Over the last several years, the U.S. capital markets have experienced significant price volatility, which have caused market prices of many stocks and debt securities to fluctuate substantially. The recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased our cost of debt and equity capital. As a result, we do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which disruptions will continue to affect us. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of our portfolio companies and the companies we may invest in prospectively are also susceptible to these unstable economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These unstable economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of non-performing assets to increase and the fair value of our portfolio to decrease. The unstable economic conditions may also decrease the value of collateral securing some of our loans as well as the value of our equity investments, which would decrease our ability to borrow under our revolving line of credit or raise equity capital, thereby further reducing our ability to make new investments.

Even with the short term increase to the debt ceiling, there is still a great deal of volatility in the marketplace. The unstable economic conditions have affected the availability of credit generally. Though we raised preferred equity capital in May 2014, we cannot guarantee that we will be able to raise additional equity capital in the near future. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

A further downgrade of the U.S. credit rating and the ongoing economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. In August 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the then existing budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings. On March 21, 2014, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government with a stable outlook. This resolved the negative rating watch that was placed on the ratings on October 15, 2013.

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

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.

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

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act (collectively, the “Acts”). The Acts serve as the primary vehicle for comprehensive health care reform in the U.S. The Acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and have begun being implemented through a phased approach concluding in 2018. At this time, the effects of health care reform and its impact on our portfolio companies’ business, results of operations and financial condition and the resulting impact on our operations remain unknown. Accordingly, the Acts could adversely affect the cost of providing healthcare coverage generally and could adversely affect both the financial and operational performance of the portfolio companies in which we invest and our financial and operational performance.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone, Terry Lee Brubaker and Robert L. Marcotte and on the continued operations of the Adviser, for our future success.

We have no employees. Our chief executive officer, chief operating officer, chief financial officer, treasurer, and the employees of the Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, Terry Lee Brubaker and Robert L. Marcotte for their experience, skills and networks . Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.

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

In addition, we depend upon the Adviser to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or members of our investment team fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

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

The Advisory Agreement entitles the Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. When calculating our incentive compensation, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with the Adviser, see “Business —Investment Advisory and Management Agreements.”

We may be required to pay the Adviser incentive compensation on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $74.0 million as of September 30, 2014, at cost, which are primarily all syndicated loan investments. For the year ended September 30, 2014, we incurred $0.2 million of OID income and the unamortized balance of OID investments as of September 30, 2014 totaled $0.6 million. As of September 30, 2014, we had three investments which had a PIK interest component and we recorded PIK interest income of $0.3 million during the year ended September 30, 2014. We collected $0.1 million in PIK interest in cash for the year ended September 30, 2014.

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

There are significant potential conflicts of interest, including with the Adviser, which could impact our investment returns.

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of the Adviser, Gladstone Investment, Gladstone Commercial and Gladstone Land. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of the Adviser, Gladstone Investment, Gladstone Commercial and Gladstone Land. Mr. Marcotte is an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. Our Board of Directors approved a revision of our investment objectives and strategies that became effective on January 1, 2013, which may enhance the potential for conflicts in the allocation of investment opportunities to us and other entities managed by the Adviser.

More specifically, in certain circumstances we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2014, our Board of Directors has approved the following types of co-investment transactions:

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

Certain of our officers, who are also officers of the Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. While, neither we nor the Adviser currently receives fees in connection with managerial assistance, the Adviser and Gladstone Securities have, at various times, provided other services to certain of our portfolio companies and received fees for these other services.

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

We will have a continuing need for capital to finance our investments. As of September 30, 2014, we had $36.7 million in borrowings outstanding under our fourth amended and restated credit agreement (our “Credit Facility”), which provides for maximum borrowings of $137.0 million, with a revolving period end date of January 19, 2016. Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary Gladstone Business Loan (“Business Loan”) to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments of distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015 and 2016. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 20 obligors in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of September 30, 2014, (ii) asset coverage with respect to Senior Securities representing indebtedness of at least 200.0%, in accordance with Section 18, as modified by Section 61, of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2014 and as of the date of this filing, we were in compliance with all of our Credit Facility covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

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

The revolving period end date of our Credit Facility is January 19, 2016 (the “Revolving Period End Date”) and if our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before November 30, 2016. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $237.0 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding mandatorily redeemable preferred stock, which could potentially require us to sell more assets. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under our Credit Facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are able to renew, extend or refinance our Credit Facility prior to its maturity, renewal, extension or refinancing, it could result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to stockholders.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

The last equity offering we completed was for our Series 2021 Term Preferred Stock in May 2014, and there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•	Senior Securities. We may issue Senior Securities representing indebtedness (including borrowings under our Credit Facility) and Senior Securities that are stock, such as our Series 2021 Term Preferred Stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such Senior Securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200.0% immediately after each issuance of such Senior Security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue Senior Securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our Senior Securities is not at least 200.0%. If the aggregate value of our assets declines, we might be unable to satisfy that 200.0% requirement. To satisfy the 200.0% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below net asset value (“NAV”) per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of Senior Securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of Senior Securities that is stock.

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or Senior Securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount from NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of Senior Securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Series 2021 Term Preferred Stock. However, pending legislation in the U.S House of Representatives, if passed, would modify this section of the 1940 Act and allow the issuance of multiple classes of Senior Securities that are stock, which may lessen our dependence on the issuance of common stock as a financing source.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%

Corresponding return to common stockholder(A)	(16.3)%	(8.8)%	(1.2)%	6.3%	13.9%

(A)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2014 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended September 30, 2014, adjusted for the dividends on our Series 2021 Term Preferred Stock; and then dividing the resulting difference by our total assets attributable to common stock. Based on $301.4 million in total assets, $36.7 million drawn on our Credit Facility (at cost), $61.0 million in aggregate liquidation preference of our Series 2021 Term Preferred Stock, and $199.7 million in net assets, each as of September 30, 2014.

Based on the outstanding balance on our Credit Facility of $36.7 million at cost, as of September 30, 2014, the effective annual interest rate of 6.6% as of that date, and aggregate liquidation preference of our Series 2021 Term Preferred Stock of $61.0 million, our investment portfolio at fair value would have had to produce an annual return of at least 2.3% to cover annual interest payments on the outstanding debt and dividends on our Series 2021 Term Preferred Stock.

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

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately 10.0% to be at fixed rates. As of September 30, 2014, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 85.2% of loans at variable rates with floors, approximately 14.8% at fixed rates.

We currently hold one interest rate cap agreement. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement.

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

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•	Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus any economic downturns or recessions, are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio. While we are working with the portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•	Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, and technical personnel.

•	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•

Small and medium-sized businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be exposed to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position, or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow, and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

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

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, Standard & Poor’s Securities Evaluation, Inc. provides estimates of fair value on our non-syndicated debt investments. In addition to these techniques, other factors are considered when determining fair value of our investments, including but limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on non-syndicated debt and equity investments made during the current three month reporting period ended September 30, 2014 are generally valued at original cost basis. For additional information on our valuation policies, procedures and processes, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

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

Our NAV would be adversely affected if the fair value of our investments that are approved by our Board of Directors are higher than the values that we ultimately realize upon the disposal of such securities.

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

We anticipate that most of our investments will continue to be either debt or minority equity investments in our portfolio companies. Therefore, we are and will remain subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives of the other lenders may not be completely aligned with ours. As of September 30, 2014, syndicated loans made up approximately 17.5% of our portfolio at cost, or $61.1 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2014, we received principal payments of a combined $67.9 million, of which an aggregate of $53.5 million resulted from 13 portfolio companies who paid off early at par. We will first use any proceeds from prepayments to repay any borrowings outstanding on our Credit

Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of September 30, 2014, we had investments in 45 portfolio companies, of which there were five investments that comprised approximately $94.3 million or 33.5% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of September 30, 2014, our largest industry concentrations of our total investments at fair value were in healthcare, education and childcare companies, representing 16.9%; oil and gas companies, representing 15.2%; and personal and non-durable consumer product companies, representing 10.7%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

In the course of investing in and often providing significant managerial assistance to certain of our portfolio companies, certain persons employed by the Adviser may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, even if without merit, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources.

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

To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our investment company taxable income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income over the term of the debt investment or PIK interest which is accrued generally over the term of the debt investment but not paid in cash, both of which will increase the amounts we are required to distribute to maintain RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status.”

From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain, we generally only recognize them as income when the payment is received. Success fee amounts are characterized as ordinary income for tax purposes and, as a result, we are required to distribute such amounts to our stockholders in order to maintain RIC status.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

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

Our articles of incorporation permit our Board of Directors to issue up to 50.0 million shares of capital stock. In addition, our Board of Directors, without any action by our stockholders, may amend our articles of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board of Directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board of Directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock, which it did in connection with our issuance of approximately 2.4 million shares of Series 2021 Term Preferred Stock. Preferred stock, including our Series 2021 Term Preferred Stock, could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Risks Related to an Investment in Our Securities

We may experience fluctuations in our quarterly and annual operating results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of inflation. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Our Board of Directors declares monthly distributions quarterly based on then current quarterly estimates of taxable income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of taxable income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital. A return of capital represents a return of a stockholder’s original investment in shares of our stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our shares by reducing the investor’s tax basis for such shares. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have material adverse impact on our ability to make new investments.

The market price of our shares may fluctuate significantly.

The trading price of our common stock and our preferred stock may fluctuate substantially. Due to the extreme volatility and disruptions that have affected the capital and credit markets over the past few years, our stock has experienced greater than usual stock price volatility.

The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include, but are not limited to, the following:

•	general economic trends and other external factors;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of RICs, BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	Changes in stock index definitions or policies, which may impact an investor’s desire to hold shares of BDCs;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of BDC or RIC status;

•	changes in our earnings or variations in our operating results;

•	changes in prevailing interest rates;

•	changes in the value of our portfolio of investments;

•	any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

•	departure of key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to our shares or BDCs generally;

•	the announcement of proposed, or completed, offerings of our securities, including a rights offering; and

•	loss of a major funding source.

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

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV per share. Subsequent to September 30, 2014, our common stock has traded at discounts of up to 13.8% of our NAV per share, which was $9.51 as of September 30, 2014. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our common stockholders and our independent directors. Additionally, at times when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock may trade below NAV, we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Common stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.

At our most recent annual meeting of stockholders on February 13, 2014, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share of our common stock in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale). Absent such stockholder approval, we would not be able to access the capital markets in an offering at below the then current NAV per share due to restrictions applicable to BDCs under the 1940 Act. At the upcoming annual stockholders meeting scheduled for February 12, 2015, our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has traded at times below NAV. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

If we fail to pay dividends on our Series 2021 Term Preferred Stock for two years, the holders of our Series 2021 Term Preferred Stock will be entitled to elect a majority of our directors.

The terms of our Series 2021 Term Preferred Stock provide for annual dividends in the amount of $1.6875 per outstanding share of Series 2021 Term Preferred Stock. In accordance with the terms of our Series 2021 Term Preferred Stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of Series 2021 Term Preferred Stock will be entitled to elect a majority of our Board of Directors.

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

Proposed legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness (which includes senior securities representing indebtedness and senior securities that are stock) unless immediately after such borrowing we have an asset coverage (as defined in Section 18(h) of the 1940 Act) of at least 200.0% (i.e. the amount of borrowings may not exceed 50.0% of the value of our assets). Various pieces of legislation that have been introduced by the federal government, if passed, could modify this section of the 1940 Act and increase the amount of such indebtedness that BDCs may incur and making the asset coverage requirement inapplicable for senior securities that are stock, such as preferred stock. Our preferred stock is currently considered a senior security that is stock and so for this 200.0% asset coverage threshold is included as total indebtedness. However, if this proposed legislation is passed, the 1940 Act may not limit our ability to issue preferred stock in the future. As a result, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future. There can be no assurance in what form this proposed legislation will be passed, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties material to our operations. The Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to the Advisory and Administration Agreements with the Adviser and Administrator, respectively. The Adviser and Administrator are both headquartered in McLean, Virginia, a suburb of Washington, D.C., and the Adviser also has offices in several other states.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ under the symbol “GLAD.” The following table reflects, by quarter, the high and low sales prices per share of our common stock on the NASDAQ, the high and low sales prices as a percentage of NAV per common share and quarterly distributions declared per share for each quarter during the last two fiscal years. Amounts presented for each quarter of fiscal years 2014 and 2013 represent the cumulative amount of the distributions declared per common share for the months composing such quarter.

			Sales Price		Premium	(Discount)	Declared
	Quarter				(Discount) of	Premium of	Common
	Ended	NAV (A)	High	Low	High to NAV(B)	Low to NAV(B)	Distributions
FY 2014	09/30/14	$9.51	$10.27	$8.06	8.0%	(15.2)%	$0.210
	06/30/14	8.62	10.21	9.41	18.4	9.2	0.210
	03/31/14	9.79	10.37	9.27	5.9	(5.3)	0.210
	12/31/13	10.10	9.92	8.60	(1.8)	(14.9)	0.210
FY 2013	09/30/13	$9.81	$8.92	$8.05	(9.1)%	(17.9)%	$0.210
	06/30/13	8.60	9.45	7.76	9.9	(9.8)	0.210
	03/31/13	8.91	9.46	8.24	6.2	(7.5)	0.210
	12/31/12	9.17	9.02	7.25	(1.6)	(20.9)	0.210

(A)	NAV per common share is determined as of the last day in the relevant quarter and, therefore, may not reflect the NAV per common share on the date of the high and low sales prices during such quarter. The per share NAVs shown above are based on outstanding common shares at the end of each period.
(B)	The premiums (discounts) set forth in these columns represent the high or low, as applicable, sales price per share for the relevant quarter minus the NAV per common share as of the end of such quarter, and therefore may not reflect the premium (discount) to NAV per common share on the date of the high and low sales prices.

As of November 7, 2014, there were approximately 40 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90.0% of our investment company taxable income, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to retain some or all of our long-term capital gains, if any, but to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases, our Board of Directors may choose to distribute our net realized long-term capital gains, if any, by paying a one-time special distribution. Additionally, our Credit Facility contains a covenant that limits payments of distributions to our aggregate net investment income for each of the twelve month periods ending September 30, 2015, 2016 and 2017.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2014. We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data for the fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010 are derived from our audited accompanying Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended September 30,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Total Investment Income	$36,585	$36,154	$40,322	$35,211	$35,539
Total Expenses, Net of Credits from Adviser	18,217	17,768	21,278	16,799	17,780

Net Investment Income	18,368	18,386	19,044	18,412	17,759

Net Realized and Unrealized (Loss) Gain on Investments, Borrowings and Other	(7,135)	13,833	(27,052)	(39,511)	(1,365)

Net Increase (Decrease) in Net Assets Resulting from Operations	$11,233	$32,219	$(8,008)	$(21,099)	$16,394

Per Share Data:
Net Investment Income per Common Share – Basic and Diluted(A)	$0.87	$0.88	$0.91	$0.88	$0.84
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share - Basic and Diluted(A)	0.53	1.53	(0.38)	(1.00)	0.78
Cash Distributions Declared Per Common Share	0.84	0.84	0.84	0.84	0.84
Statement of Assets and Liabilities Data:
Total Assets	$301,429	$295,091	$293,402	$317,624	$270,518
Net Assets	199,660	205,992	188,564	213,721	249,246
Net Asset Value Per Common Share	9.51	9.81	8.98	10.16	11.85
Common Shares Outstanding	21,000,160	21,000,160	21,000,160	21,039,242	21,039,242
Weighted Common Shares Outstanding – Basic and Diluted	21,000,160	21,000,160	21,011,123	21,039,242	21,060,351
Senior Securities Data:
Borrowings under Credit Facility, at cost(B)	$36,700	$46,900	$58,800	$99,400	$16,800
Mandatorily redeemable preferred stock(B)	61,000	38,497	38,497	—	—
Asset coverage ratio (C)	305%	341%	296%	315%	1,419%
Asset coverage per unit (D)	$3,054	$3,410	$2,963	$3,150	$14,187

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.
(B)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(C)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our Senior Securities. Our mandatorily redeemable preferred stock is a Senior Security that is stock.
(D)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

	Year Ended September 30,
	2014	2013	2012	2011	2010
Other Unaudited Data:
Number of Portfolio Companies at Year End	45	47	50	59	39
Average Size of Portfolio Company Investment at Cost	$7,762	$7,069	$7,300	$6,488	$7,654
Principal Amount of New Investments	81,731	80,418	45,050	110,903	23,245
Proceeds from Loan Repayments and Investments Sold	72,560	117,048	73,857	50,002	85,634
Weighted Average Yield on Investments(E)	11.47%	11.63%	11.25%	11.21%	11.03%
Total Return(F)	9.62	9.90	41.39	(33.77)	37.46

(E)	Weighted average yield on investments equals interest income on investments divided by the weighted average interest-bearing principal balance throughout the fiscal year.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition, results of operations or percentage relationships for any future periods. Except per share amounts, dollar amounts in the tables included herein are in thousands unless otherwise indicated.

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

We were established for the purpose of investing in debt and equity securities of established private business operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $25 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 95.0% debt investments and 5.0% equity investments, at cost. As of September 30, 2014, our investment portfolio was made up of approximately 91.6% debt investments and 8.4% equity investments, at cost.

We focus on investing in small and medium-sized private businesses in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ablity to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

In July 2012, the Securities and Exchange Commission (“SEC”) granted us an exemptive order that expands our ability to co-invest with certain of our affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by our external investment adviser or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, have a success fee or deferred interest provision and are primarily interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control in the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest.

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

Our shares of common stock and 6.75% Series 2021 Term Preferred Stock (our “Series 2021 Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GLAD” and “GLADO,” respectively.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain, although economic conditions generally appear to be improving, albeit slowly. The impacts from the 2008 recession in general, and the resulting disruptions in the capital markets in particular, have had lingering effects on our liquidity options and increased our cost of debt and equity capital. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for prospective investment, may remain vulnerable to the impacts of the uncertain economy which impacts their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. Concerns linger over the ability of the U.S. Congress to pass additional debt ceiling legislation prior to March 2015, given the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013. Uncertain political, regulatory and economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, resulting in an increase in the number of our non-performing assets and a decrease in the fair market value of our portfolio.

We believe several factors impacting commercial banks, including consolidation, capital constraints and regulatory changes, have benefited our fund and other lenders like us. There has been, however, increased competitive pressure in the middle market lending marketplace from other BDCs and other investment companies, as well as small banks and some private investors, for senior and senior subordinated debt. We have seen an increase in refinancing and recapitalization transactions and there has been increased competitive pressures resulting in reduced investment yields and/or higher leverage and increasingly riskier investments in the middle market segment we focus on. In addition, there has been an increase in new entrants (financial services companies, BDCs and other investment funds) seeking to capitalize on middle market lending opportunities. Many of our competitors have lower cost of capital than we do and also may be willing to take on riskier investments than we are. We do not know if general economic conditions will continue to improve or if adverse conditions will recur and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital. In summary, we believe we are in a prolonged economic recovery; however, we do not know the full extent to which the impact of the of the current economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we believe that the current credit environment provides many investment opportunities that are consistent with our investment objectives and strategies and whereby we can achieve attractive risk-adjusted returns. During the year ended September 30, 2014, we invested in 13 new proprietary and syndicate investments totaling $81.7 million; however, 13 portfolio companies paid off early during the year, for an aggregate of $53.5 million in unscheduled payoffs. Additionally, we have continued to focus on challenged investments over this last fiscal year and decided to sell two companies for aggregate net proceeds of $4.7 million and a combined realized loss of $13.5 million, resulting in a net contraction of two portfolio companies year over year. We will continue to manage any non-strategic investments to an orderly exit.

During the year ended September 30, 2014, our eight new proprietary investments provided a weighted average current pay interest rate of 11.8%, a going in weighted average leverage of 3.2x, a current weighted average life of 4.6 years and a mix of approximately 60.0% subordinated and 40.0% senior investments, all based on the originating debt principal balances. Included in these new proprietary investments were four portfolio companies where we co-invested with Gladstone Investment, as discussed further under “Investment Highlights.” Subsequent to September 30, 2014, we have invested $4.0 million in a follow-on syndicate investment, also discussed under “Investment Highlights.”

Capital Raising Efforts

Despite the challenges in the economy for the past several years, we met our capital needs through enhancements to our
$137.0 million revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of preferred stock. For example, in May 2014, we issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock (for gross proceeds of $61.0 million), which we used to redeem our previously issued 7.125% Series 2016 Term Preferred Stock (“Series 2016 Term Preferred Stock”) issued in November 2011 and also to primarily repay outstanding borrowings on our Credit Facility. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock”) for further discussion of our term preferred stock. In addition, in January 2013, we removed the LIBOR minimum of 1.5% on advances on our Credit Facility and in April 2013, we extended the revolving period end date for an additional year to January 19, 2016. Refer to “Liquidity and Capital Resources — Revolving Credit Facility”) for further discussion of our revolving line of credit.

Although we were able to access the capital markets in 2014, we believe uncertain market conditions continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. The current volatility in the credit market and the uncertainty surrounding the U.S. economy have led to significant stock market fluctuations, particularly with respect to the stock of financial services companies like ours. During times of increased price volatility, our common stock may be more likely to trade at a price below our net asset value (“NAV”) per share, which is not uncommon for BDCs like us.

On November 11, 2014, the closing market price of our common stock was $9.17, a 3.6% discount to our September 30, 2014, NAV per share of $9.51. When our stock trades below NAV per common share, as it has, at times, traded over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 13, 2014, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 12, 2015, our stockholders will again be asked to vote in favor of renewing this proposal for another year, although we have never utilized this authorization.

The current uncertain and volatile economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of September 30, 2014, we were in compliance with all of our Credit Facility’s covenants.

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our Credit Facility that further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual stockholder distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock, (our “Senior Securities”).

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

Going into fiscal year 2015, we intent to continue to work through some of the older investments in our portfolio to enhance overall returns and hope to show our stockholders new conservative investments in businesses with steady cash flows. We are focused on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns, in light of the accompanying risks.

Investment Highlights

During the year ended September 30, 2014, we invested an aggregate of $81.7 million in 13 new portfolio companies and an aggregate of $20.3 million in existing portfolio companies. Also, during the year ended September 30, 2014, we exited our investments in two portfolio companies for net proceeds of a combined $4.7 million, and we received scheduled and unscheduled principal repayments of a combined $67.9 million from existing portfolio companies, including 13 early payoffs at par. Since our initial public offering in August 2001, we have made 369 different loans to, or investments in, 185 companies for a total of approximately $1.3 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the year ended September 30, 2014, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the year ended September 30, 2014, we invested an aggregate of $70.7 million to eight new proprietary portfolio companies and an aggregate of $11.0 million in five new syndicated portfolio companies (The Active Network, Inc., ARSloane Acquisition, LLC, Envision Acquisition Company, LLC, GTCR Valor Companies, Inc. and Vitera Healthcare Solutions, LLC). Below are significant issuances and originations during the year ended September 30, 2014:

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

•	WadeCo Specialties Inc. – In March 2014, we invested $11.3 million in WadeCo Specialties, Inc. (“WadeCo”) through a combination of senior term debt, senior subordinated term debt and equity. Headquartered in Midland, TX, WadeCo provides production well chemicals to oil well operators used for corrosion prevention, separating oil, gas and water once extracted, bacteria growth management, and conditioning water utilized for hydraulic fracturing.

•	Lignetics, Inc. – In March 2014, we invested $7.0 million in Lignetics, Inc. (“Lignetics”) through a combination of senior subordinated term debt and equity. Lignetics, headquartered in Sandpoint, ID, is a manufacturer and distributor of branded wood pellets, which are used as a renewable fuel source for home and industrial heating, animal bedding, moisture absorption products used in fluid management in the energy production industry, and fire logs and fire starters.

•	Southern Petroleum Laboratories, Inc. – In August 2014, we invested $8.8 million in Southern Petroleum Laboratories, Inc. (“SPL”) through a combination of senior subordinated term debt and equity. SPL, headquartered in Houston, TX, provides the oil and gas production industry with independent lab, measurement and field meter services, and well production allocation services.

Repayments and Exits

During the year ended September 30, 2014, 29 borrowers made principal repayments totaling $67.9 million in the aggregate, consisting of $65.1 million of unscheduled principal and revolver repayments, as well as $2.8 million in contractual principal amortization. Below are significant repayments and exits during the year ended September 30, 2014:

•	Included in the unscheduled principal payments were the net proceeds from the early payoffs at or above par of the following:

•	Syndicated investment payoffs: ARSloane Acquisition, LLC of $5.0 million, Ascend Learning, LLC of
$1.0 million, Allied Security Holdings, Inc. of $1.0 million, Steinway Musical Instruments, Inc. of $0.3 million, SumTotal Systems Inc. of $4.0 million, Wall Street Systems Holdings, Inc. of $3.0 million and WP Evenflo Group Holdings, Inc. (“WP Evenflo”) of $0.4 million. These syndicated payoffs had a weighted average internal rate of return (“IRR”) of 14.7% at payoff

•	Proprietary investment payoffs: Allen Edmonds Shoe Corporation of $19.5 million, International Junior Golf Training Acquisition Company of $5.0 million (“Junior Golf”), Ohana Media Group of $1.4 million, POP Radio, LLC (“POP”) of $7.8 million, Profit Systems Acquisition Co. of $2.0 million and Thibaut Acquisition Co. (“Thibaut”) of $2.1 million. These proprietary payoffs had a weighted average IRR of 12.6% at payoff.

•	LocalTel, LLC – In December 2013, we sold our investment in LocalTel, LLC (“LocalTel”) for net proceeds that are contingent on an earn-out agreement, which resulted in a realized loss of $10.8 million recorded in the three months ended December 31, 2013. LocalTel had been on non-accrual status at the time of the sale.

•	BAS Broadcasting – In March 2014, we sold our investment in BAS Broadcasting (“BAS”) for net proceeds of
$4.7 million, which resulted in a realized loss of $2.8 million recorded in the three months ended March 31, 2014.

Refer to Note 15—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for investment activity occurring subsequent to September 30, 2014. Of note, the following significant fundings and exits occurred subsequent to September 30, 2014:

•	Vitera Healthcare Solutions, LLC – In October 2014, we invested $4.0 million in a follow-on investment in Vitera Healthcare Solutoins, LLC.

•	North American Aircraft Services, LLC – In October 2014, we received $2.5 million from the early payoff of the North American Aircraft Services, LLC debt and equity investments, resulting in a realized gain of $1.6 million and success fees of $0.6 million. The resulting IRR at payoff was 18.0%.

Recent Developments

Term Preferred Stock Offering

In May 2014, we completed a public offering of approximately 2.4 million shares of our Series 2021 Term Preferred Stock, at a public offering price of $25.00 per share and a 6.75% annual rate. Net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses borne by us were approximately $58.5 million and were used to voluntarily redeem all outstanding shares of our then existing Series 2016 Term Preferred Stock and to repay a portion of outstanding borrowings under our Credit Facility. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our term preferred stock.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2014 to the Year Ended September 30, 2013

	For the Year Ended September 30,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$32,170	$33,533	$(1,363)	(4.1)%
Other income	4,415	2,621	1,794	68.4

Total investment income	36,585	36,154	431	1.2

EXPENSES
Base management fee	5,864	5,622	242	4.3
Loan servicing fee	3,503	3,656	(153)	(4.2)
Incentive fee	4,297	4,343	(46)	(1.1)
Administration fee	853	647	206	31.8
Interest expense on borrowings	2,628	3,182	(554)	(17.4)
Dividend expense on mandatorily redeemable preferred stock	3,338	2,744	594	21.6
Amortization of deferred financing fees	1,247	1,211	36	3.0
Other expenses	2,084	1,540	544	35.3

Expenses before credits from Adviser	23,814	22,945	869	3.8
Credit to base management fee – loan servicing fee	(3,503)	(3,656)	153	(4.2)
Credit to fees from Adviser - other	(2,094)	(1,521)	(573)	37.7

Total expenses net of credits	18,217	17,768	449	2.5

NET INVESTMENT INCOME	18,368	18,386	(18)	(0.1)

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments and escrows	(12,113)	(5,231)	(6,882)	(131.6)
Net realized loss on extinguishment of debt	(1,297)	—	(1,297)	(100.0)
Net unrealized appreciation of investments	7,389	15,673	(8,284)	(52.9)
Net unrealized (appreciation) depreciation of other	(1,114)	3,391	(4,505)	NM

Net (loss) gain from investments, escrows and other	(7,135)	13,833	(20,968)	(151.6)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,233	$32,219	$(20,986)	(65.1)

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.87	$0.88	$(0.01)	(1.1)

Net increase in net assets resulting from operations	$0.53	$1.53	$(1.00)	(65.4)

NM = Not Meaningful

Investment Income

Total interest income decreased by 4.1% for the year ended September 30, 2014, as compared to the prior year period. This decrease was due primarily to the increase in early payoffs at par during the year, resulting in a lower weighted average principal balance of interest-bearing investments compared to the prior year, offset by new investments funding later in the current year. The level of interest income on our investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the year, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2014, was $280.4 million, compared to $287.3 million for the prior year, a decrease of $6.9 million, or 2.4%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments and remained consistent year over year at 11.5% for the year ended September 30, 2014 and 11.6% for the year ended September 30, 2013.

As of September 30, 2014, three portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio. As of September 30, 2013, two portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $39.5 million, or 12.6%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland Communications Group on non-accrual status and effective June 1, 2014 we placed Midwest Metal Distribution, Inc. (“Midwest Metal”) on non-accrual status. During the year ended September 30, 2014, we sold our investment in LocalTel that had been on non-accrual status. See “Overview – Investment Highlights” for more information. During the year ended September 30, 2013, we sold our investments in three portfolio companies that had been on non-accrual statusand wrote off our investment in one portfolio company that had been on non-accrual status. There were no other new non-accruals added and no non-accruals were placed on accrual during the years ended September 30, 2014 and 2013.

Other income for the year ended September 30, 2014, consisted primarily of $0.7 million in dividend income received from
FedCap Partners, LLC (“FedCap”), $0.5 million in success fees received related to the early payoff of Thibaut at par, $0.4 million in legal settlement proceeds received related to a portfolio company previously sold, $0.8 million in aggregate of prepaid success fees, dividend income and other fees received from Francis Drilling Fluids, Ltd. (“FDF”), $0.1 million in prepayment fees received from POP, an aggregage of $0.3 million in prepayment fees from the early payoff of five syndicate investments at par and $1.4 million in success fees received related to our sale of substantially all of the assets of Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. For the year ended September 30, 2013, other income consisted primarily of $1.1 million in success fees received related to the early payoff of Westlake Hardware, Inc. (“Westlake”) at par, $0.6 million in success fees related to the early payoff of CMI Acquisition, LLC (“CMI”) at par and an aggregate of $0.9 million in prepayment fees from the early payoffs of eight of our syndicate investments at par during the prior year.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2014		Year Ended September 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$28,283	10.1%	$2,879	7.9%
Francis Drilling Fluids, Ltd.(A)	22,837	8.1	2,847	7.8
J. America, Inc.(B)	16,648	5.9	1,444	4.0
Funko, LLC(C)	13,508	4.8	1,100	3.0
Defiance Integrated Technologies, Inc.	13,006	4.6	743	2.0

Subtotal—five largest investments	94,282	33.5	9,013	24.7
Other portfolio companies	187,004	66.5	27,557	75.3
Other non-portfolio company income	—	—	15	—

Total Investment Portfolio	$281,286	100.0%	$36,585	100.0%

	As of September 30, 2013		Year Ended September 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$30,991	12.1%	$2,416	6.7%
Allen Edmonds Shoe Corporation(D)	19,604	7.6	1,717	4.8
Midwest Metal Distribution, Inc.	17,733	6.9	2,240	6.2
Francis Drilling Fluids, Ltd.(A)	14,667	5.7	1,977	5.4
AG Transportation Holdings, LLC(E)	12,984	5.1	1,407	3.9

Subtotal—five largest investments	95,979	37.4	9,757	27.0
Other portfolio companies	160,899	62.6	26,265	72.6
Other non-portfolio company income	—	—	132	0.4

Total Investment Portfolio	$256,878	100.0%	$36,154	100.0%

(A)	Investment added in May 2012.
(B)	Investment added in December 2013.
(C)	Investment added in May 2013.
(D)	Investment added in December 2012 and exited in December 2013, at par.
(E)	Investment added in December 2012.

Expenses

Expenses, net of credits from the Adviser, increased for the year ended September 30, 2014, by 2.5% as compared to the prior year. This increase was primarily due to increases in dividend expense on our mandatorily redeemable preferred stock and other expenses, which were partially offset by decreases in the net base management and incentive fees and interest expense on our Credit Facility.

The increase of $0.6 million in dividend expense on our mandatorily redeemable preferred stock during the year ended September 30, 2014, as compared to the prior year, was primarily due to the higher monthly distribution amount on our Series 2021 Term Preferred Stock, which was issued in May 2014 and voluntary redemption of our Series 2016 Term Preferred Stock, which was issued in November 2011 and redeemed in May 2014, (resulting in more shares of our Series 2021 Term Preferred Stock being issued and outstanding, partially offset by a lower rate on the new issuance). Refer to “Liquidity and Capital Resources—Equity—Term Preferred Stock” for further discussion of our mandatorily redeemable preferred stock.

The increase of $0.5 million in other expenses during the year ended September 30, 2014, as compared to the prior year, was primarily due to the receipt of certain previously reserved for reimbursable deal expenses in the prior year. Additionally, there were increased due diligence expenses related to certain prospective portfolio companies during the year ended September 30, 2014, when compared to the prior year.

Partially offsetting these increases in expenses were decreases in the net base management and incentive fees of $0.2 million each when compared to the prior year, which were due primarily to the larger credits of each of these fees during the year ended September 30, 2014. During both fiscal years ended September 30, 2014 and 2013, there were incentive fees earned during the year; however, partial incentive fee waivers were provided by the Adviser to ensure distributions to stockholders were covered entirely by net investment income.

The base management fee, loan servicing fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the table below:

	Year Ended September 30,
	2014	2013
Average total assets subject to base management fee(A)	$293,200	$281,100
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	5,864	5,622
Portfolio fee credit	(797)	(324)
Senior syndicated loan fee waiver	(117)	(183)

Net Base Management Fee	$4,950	$5,115

Loan servicing fee(B)	$3,503	$3,656
Credit to base management fee – loan servicing fee(B)	(3,503)	(3,656)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$4,297	$4,343
Incentive fee credit	(1,180)	(1,014)

Net Incentive Fee	$3,117	$3,329

Portfolio fee credit	$(797)	$(324)
Senior syndicated loan fee waiver	(117)	(183)
Incentive fee credit	(1,180)	(1,014)

Credit to Fees from Adviser - Other(B)	$(2,094)	$(1,521)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and appropriately adjusted for any share issuances or repurchases during the applicable year.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this report.

Interest expense on our Credit Facility decreased by $0.6 million for the year ended September 30, 2014, as compared to the prior year, due primarily to decreased borrowings under our Credit Facility, resulting primarily from the repayments made from proceeds on the Series 2021 Term Preferred Stock offering in May 2014. The weighted average balance outstanding on our Credit Facility decreased year over year from $53.2 million as of September 30, 2013 to $41.9 million as of September 30, 2014, a decrease of 21.2%. Additionally, the decrease in interest expense for the year ended September 30, 2014, as compared to the prior year, was due to the January 2013 amendment of our Credit Facility to remove the LIBOR minimum of 1.5% on advances.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments and Escrows

For the year ended September 30, 2014, we recorded a net realized loss on investments and escrows of $12.1 million, which primarily consisted of realized losses of $10.8 million due to our sale of LocalTel for proceeds contingent on an earn-out and $2.8 million due to our sale of BAS for net proceeds of $4.7 million. Partially offsetting these realized losses, was the realized gain of $1.0 million we recognized on the exit of WP Evenflo.

For the year ended September 30, 2013, we recorded a net realized loss on investments and escrows of $5.2 million, which primarily consisted of realized losses of $2.9 million related to the sale of Kansas Cable Holdings, Inc. (“KCH”) for net proceeds of
$0.6 million, $2.4 million related to the sale of Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million and $0.9 million related to the write off of Access Television Network, Inc. (“Access TV”). These realized losses were partially offset by realized gains of $1.0 million, which consisted of a combined $0.5 million of escrowed proceeds and tax refunds received in connection with exits on two investments in fiscal year 2012 and an aggregate of $0.5 million of unamortized discounts related to the early payoffs at par of 12 syndicated investments during the year.

Realized Loss on Extinguishment of Debt

Realized loss on extinguishment of debt of $1.3 million for the year ended September 30, 2014, is comprised primarily of our unamortized deferred financing costs at the time of the voluntary redemption of our then existing Series 2016 Term Preferred Stock in May 2014.

Net Unrealized Appreciation of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the year ended September 30, 2014, we recorded net unrealized appreciation of investments in the aggregate amount of
$7.4 million, which included the reversal of an aggregate of $18.0 million in cumulative unrealized depreciation primarily related to the repayment of principal in full at par on Junior Golf and the sales of BAS and LocalTel during the fiscal year. Excluding reversals, we recorded $10.6 million in net unrealized depreciation for the year ended September 30, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the year ended September 30, 2014, consisted of approximately $16.3 million of depreciation on our debt investments and approximately $5.7 million of appreciation on our equity investments.

The net realized (loss) gain and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2014, were as follows:

	Year Ended September 30, 2014
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Defiance Integrated Technologies, Inc.	$—	$4,594	$—	$4,594
BAS Broadcasting	(2,765)	187	6,905	4,327
Funko, LLC	—	4,162	—	4,162
Legend Communications of Wyoming, LLC	—	2,729	—	2,729
International Junior Golf Training Acquisition Company	—	(6)	2,261	2,255
Sunshine Media Holdings	—	1,955	—	1,955
North American Aircraft Services, LLC	—	1,755	—	1,755
Francis Drilling Fluids, Ltd.	—	1,186	—	1,186
WP Evenflo Group Holdings, Inc.	988	1,105	(1,002)	1,091
Sunburst Media – Louisiana, LLC	—	974	—	974
Edge Adhesives Holdings, Inc.	—	579	—	579
Westland Technologies, Inc.	—	405	—	405
J. America, Inc.	—	(352)	—	(352)
LocalTel, LLC	(10,768)	—	10,218	(550)
Alloy Die Casting Co.	—	(643)	—	(643)
Lindmark Acquisition, LLC	—	(827)	—	(827)
FedCap Partners, LLC	—	(827)	—	(827)
Ameriqual Group, LLC	—	(838)	—	(838)
Saunders and Associates	—	(3,945)	—	(3,945)
Precision Acquisition Group Holdings, Inc.	—	(4,601)	—	(4,601)
RBC Acquisition Corp.	—	(5,330)	—	(5,330)
Midwest Metal Distribution, Inc.	—	(12,892)	—	(12,892)
Other, net (<$250)	432	43	(406)	69

Total:	$(12,113)	$(10,587)	$17,976	$(4,724)

The largest driver of our net unrealized depreciation (excluding reversals) for the year ended September 30, 2014, was the decreases in comparable multiples used in valuations and a decline in the financial and operational performance of Midwest Metal and RBC Acquisition Corp. (“RBC”) resulting in $12.9 million and $5.3 million, respectively, of net unrealized depreciation during the year. Partially offsetting this net unrealized depreciation for the year ended September 30, 2014, was the net unrealized appreciation on Defiance Integrated Technologies, Inc. (“Defiance”) of $4.6 million and and on Funko, LLC (“Funko”) of $4.2 million due to increases in comparable multiples used in valuations and incremental improvements in the financial and operational performance of these portfolio companies.

During the year ended September 30, 2013, we recorded net unrealized appreciation of investments in the aggregate amount of
$15.7 million, which included the reversal of an aggregate of $26.0 million in unrealized depreciation primarily related to the repayment of principal in full at par on Lindmark, the sales of Viapack and KCH, and the write off of Access TV. Excluding reversals, we recorded $10.4 million in net unrealized depreciation for the year ended September 30, 2013. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the year ended September 30, 2013, consisted of approximately $5.3 million of depreciation on our debt investments and approximately $5.1 million of depreciation on our equity investments.

The net realized (loss) gain and unrealized (depreciation) appreciation across our investments for the year ended September 30, 2013, were as follows:

	Year Ended September 30, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Lindmark Acquisition, LLC	$—	$(224)	$14,006	$13,782
Viapack, Inc.	(2,407)	—	6,660	4,253
RBC Acquisition Corp.	—	2,159	—	2,159
Sunshine Media Holdings	—	1,632	—	1,632
Westlake Hardware, Inc.	—	—	640	640
GFRC Holdings, LLC	—	572	—	572
North American Aircraft Services LLC	—	505	8	513
CMI Acquisition, LLC	—	(927)	1,426	499
Kansas Cable Holdings, Inc.	(2,906)	401	2,922	417
Funko, LLC	—	396	—	396
FedCap Partners, LLC	—	384	—	384
Allison Publications, LLC	—	265	—	265
Access Television Network, Inc.	(872)	—	903	31
Saunders & Associates	—	(296)	—	(296)
WP Evenflo Group Holdings, Inc.	—	(443)	3	(440)
Francis Drilling Fluids, Ltd.	—	(718)	—	(718)
Westland Technologies, Inc.	—	(825)	—	(825)
Targus Group International, Inc.	—	(881)	—	(881)
Heartland Communications Group	—	(951)	—	(951)
AG Transportation Holdings, LLC	—	(1,078)	—	(1,078)
Precision Acquisition Group Holdings, Inc.	—	(1,193)	—	(1,193)
LocalTel, LLC	—	(1,209)	—	(1,209)
BAS Broadcasting	—	(1,493)	—	(1,493)
Legend Communications of Wyoming, LLC	—	(1,557)	—	(1,557)
Sunburst Media – Louisiana, LLC	—	(1,650)	—	(1,650)
Midwest Metal Distribution, Inc.	—	(2,101)	—	(2,101)
Defiance Integrated Technologies, Inc.	—	(2,246)	—	(2,246)
Other, net (<$250)	954	1,123	(540)	1,537

Total:	$(5,231)	$(10,355)	$26,028	$10,442

The largest driver of our net unrealized depreciation (excluding reversals) for the year ended September 30, 2013,was due to a decline in financial and operational performance of Defiance and Midwest Metal resulting in $2.2 million and $2.1 million, respectively, of net unrealized depreciation during the year. Partially offsetting this net unrealized depreciation was the net unrealized appreciation on RBC of $2.2 million during the year ended September 30, 2013, due to an incremental improvement in the financial and operational performance of this portfolio company.

As of September 30, 2014, the fair value of our investment portfolio was less than its cost basis by approximately $68.0 million and our entire investment portfolio was valued at 80.5% of cost, as compared to cumulative net unrealized depreciation of $75.4 million and a valuation of our entire portfolio at 77.3% of cost as of September 30, 2013. This decrease year over year in the cumulative unrealized depreciation on investments represents net unrealized appreciation of $10.1 million for the year ended September 30, 2014. Of our current investment portfolio, 11 portfolio companies originated before December 31, 2007, which represented 39.0% of the entire cost basis of our portfolio, were valued at 54.0% of cost and included our three investments on non-accrual status. Our 34 portfolio companies that originated after December 31, 2007, representing 61.0% of the entire cost basis of our portfolio, were valued at 97.5% of cos,t and none of which were on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of September 30, 2014, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that have been disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

Net unrealized (appreciation) depreciation of other includes the net change in the fair value of our Credit Facility and our interest rate swap during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the year ended September 30, 2014, we recorded a net unrealized appreciation of other of $1.1 million, compared to a net unrealized depreciation of $3.4 million for the year ended September 30, 2013. Our Credit Facility was fair valued at
$38.0 million and $47.1 million as of September 30, 2014 and 2013, respectively. The interest rate swap was fair valued at $0 and $4 as of September 30, 2014 and 2013, respectively.

Comparison of the Year Ended September 30, 2013 to the Year Ended September 30, 2012

	For the Year Ended September 30,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$33,533	$36,077	$(2,544)	(7.1)%
Other income	2,621	4,245	(1,624)	(38.3)

Total investment income	36,154	40,322	(4,168)	(10.3)

EXPENSES
Base management fee	5,622	6,165	(543)	(8.8)
Loan servicing fee	3,656	3,604	52	1.4
Incentive fee	4,343	4,691	(348)	(7.4)
Administration fee	647	753	(106)	(14.1)
Interest expense on borrowings	3,182	4,374	(1,192)	(27.3)
Dividend expense on mandatorily redeemable preferred stock	2,744	2,491	253	10.2
Amortization of deferred financing fees	1,211	1,243	(32)	(2.6)
Other expenses	1,540	2,609	(1,069)	(41.0)

Expenses before credits from Adviser	22,945	25,930	(2,985)	(11.5)
Credit to base management fee – loan servicing fee	(3,656)	(3,604)	(473)	(45.1)
Credit to fees from Adviser – other	(1,521)	(1,048)	(52)	(1.4)

Total expenses net of credits	17,768	21,278	(3,510)	(16.5)

NET INVESTMENT INCOME	18,386	19,044	(658)	(3.5)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments and escrows	(5,231)	(12,819)	7,588	59.2
Net unrealized appreciation (depreciation) of investments	15,673	(11,194)	26,867	NM
Net unrealized depreciation (appreciation) of other	3,391	(3,039)	6,430	NM

Net gain (loss) from investments, escrows and other	13,833	(27,052)	40,885	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$32,219	$(8,008)	$40,227	NM

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.88	$0.91	$(0.03)	(3.3)

Net increase (decrease) in net assets resulting from operations	$1.53	$(0.38)	$1.91	NM

NM = Not Meaningful

Investment Income

Total interest income decreased by 7.1%, which was driven by a decrease of $2.4 million or 6.7% on interest income on our investments in debt securities for the year ended September 30, 2013, as compared to the year ended September 30, 2012. This was primarily due to the increase in early payoffs at par during the year, partially offset by an increase in our weighted average yield on our interest-bearing investment portfolio. The level of interest income on our investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the year, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2013, was $287.3 million, compared to $317.5 million for the prior year, a decrease of $30.2 million, or 9.5%. The weighted average yield on the principal balance of our interest-bearing investments for the year ended September 30, 2013, was 11.6%, as compared to 11.3% for the prior year. The weighted average yield on our portfolio increased during the year ended September 30, 2013, as compared to the prior year, due to the origination of higher yielding new proprietary investments coupled with the early payoffs of 12 of our syndicated investments, which generally bear lower interest rates than our proprietary investments.

As of September 30, 2013, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio. As of September 30, 2012, six portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $61.1 million, or 17.3% of the cost basis of all debt investments in our portfolio. During the year ended September 30, 2013, we sold our investments in two portfolio companies, wrote off our investment in one portfolio company and sold substantially all of the assets of one portfolio company that had all been on non-accrual status. See “Overview – Investment Highlights” for more information. There were no portfolio companies that changed from accrual status to non-accrual during the year ended September 30, 2013.

Other income for the years ended September 30, 2013 and 2012, consisted primarily of success fees, which we generally recognize when payment is received. During the year ended September 30, 2013, we received an aggregate of $1.7 million in success fees, which resulted from the early payoffs at par of Westlake for $1.1 million and CMI for $0.6 million during the 2012 fiscal year. In addition, we received prepayment fees in the aggregate of $0.9 million during the year ended September 30, 2013, which resulted from the early payoffs of eight of our syndicate investments at par during the year. During the year ended September 30, 2012, we received an aggregate of $4.0 million in success fees, which resulted from the early payoffs at par of Winchester Electronics (“Winchester”) for $1.2 million, Global Materials Technologies (“GMT”) for $1.1 million, RCS Management Holding Co. (“RCS”) for $0.9 million and Northern Contours, Inc. (“Northern Contours”) for $0.8 million. In addition, we received prepayment fees in the aggregate of $0.2 million during the year ended September 30, 2012, which resulted from the early payoffs of five of our syndicate investments at par during the year.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2013		Year Ended September 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$30,991	12.1%	$2,416	6.7%
Allen Edmonds Shoe Corporation(A)	19,604	7.6	1,717	4.8
Midwest Metal Distribution, Inc.	17,733	6.9	2,240	6.2
Francis Drilling Fluids, Ltd.(B)	14,667	5.7	1,977	5.4
AG Transportation Holdings, LLC(C)	12,984	5.1	1,407	3.9

Subtotal—five largest investments	95,979	37.4	9,757	27.0
Other portfolio companies	160,899	62.6	26,265	72.6
Other non-portfolio company income	—	—	132	0.4

Total Investment Portfolio	$256,878	100.0%	$36,154	100.0%

	As of September 30, 2012		Year Ended September 30, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$25,439	9.3%	$3,193	7.9%
Westlake Hardware, Inc.(D)	19,360	7.1	2,592	6.4
Midwest Metal Distribution, Inc.	17,824	6.5	2,249	5.6
Francis Drilling Fluids, Ltd.(B)	15,385	5.6	750	1.9
CMI Acquisition, LLC(E)	13,766	5.0	2,021	5.0

Subtotal—five largest investments	91,774	33.5	10,805	26.8
Other portfolio companies	182,186	66.5	29,257	72.6
Other non-portfolio company income	—	—	260	0.6

Total Investment Portfolio	$273,960	100.0%	$40,322	100.0%

(A)	Investment added in December 2012 and exited in December 3013, at par.
(B)	Investment added in May 2012.
(C)	Investment added in December 2012.
(D)	Investment exited in December 2012, at par.
(E)	Investment exited in September 2013, at par.

Expenses

Expenses, net of credits from the Adviser, decreased for the year ended September 30, 2013, by $3.5 million, or 16.5%, as compared to the year ended September 30, 2012. This decrease was primarily due to a decrease in interest expense on our Credit Facility, other expenses and incentive fees.

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

The base management fee, loan servicing fee, incentive fee and associated credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the table below:

	Year Ended September 30,
	2013	2012
Average total assets subject to base management fee(A)	$281,100	$308,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	5,622	6,165
Portfolio fee credit	(324)	(342)
Senior syndicated loan fee waiver	(183)	(428)

Net Base Management Fee	$5,115	$5,395

Loan servicing fee(B)	$3,656	$3,604
Credit to base management fee – loan servicing fee(B)	(3,656)	(3,604)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	$4,343	$4,691
Incentive fee credit	(1,014)	(278)

Net Incentive Fee	$3,329	$4,413

Portfolio fee credit	$(324)	$(342)
Senior syndicated loan fee waiver	(183)	(428)
Incentive fee credit	(1,014)	(278)

Credit to Fees from Adviser - Other(B)	$(1,521)	$(1,048)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and appropriately adjusted for any share issuances or repurchases during the applicable year.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this report.

Realized Loss and Unrealized Appreciation (Depreciation)

Net Realized Loss on Investments and Escrows

For the year ended September 30, 2013, we recorded a net realized loss on investments and escrows of $5.2 million, which primarily consisted of realized losses of $2.9 million related to the sale of KCH, $2.4 million related to the sale of Viapack and $0.9 million related to the write off of Access TV. These realized losses were partially offset by realized gains of $1.0 million, which consisted of a combined $0.5 million of escrowed proceeds and tax refunds received in connection with exits on two investments in fiscal year 2012 and an aggregate of $0.5 million of unamortized discounts related to the early payoffs at par of 12 syndicated investments during the year.

For the year ended September 30, 2012, we recorded a net realized loss on investments and escrows of $12.8 million, which primarily consisted of realized losses of $7.4 million related to the sale of Newhall Holdings Inc. (“Newhall”), $1.0 million related to the restructure of KMBQ Corporation (“KMBQ”), $1.8 million related to the sale of BERTL, Inc. (“BERTL”) and $3.2 million related to the sale of U.S. Healthcare (“USHC”). These realized losses were partially offset by realized gains of $0.5 million, which consisted of a combined $0.2 million of escrowed proceeds received in connection with exits on two investments in each of fiscal year 2012 and 2010 and an aggregate of $0.3 million of unamortized discounts related to the early payoffs at par of eight syndicated investments during the year.

Net Unrealized Appreciation (Depreciation) of Investments

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

The net realized (loss) gain and unrealized (depreciation) appreciation across our investments for the year ended September 30, 2013, were as follows:

	Year Ended September 30, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Lindmark Acquisition, LLC	$—	$(224)	$14,006	$13,782
Viapack, Inc.	(2,407)	—	6,660	4,253
RBC Acquisition Corp.	—	2,159	—	2,159
Sunshine Media Holdings	—	1,632	—	1,632
Westlake Hardware, Inc.	—	—	640	640
GFRC Holdings, LLC	—	572	—	572
North American Aircraft Services LLC	—	505	8	513
CMI Acquisition, LLC	—	(927)	1,426	499
Kansas Cable Holdings, Inc.	(2,906)	401	2,922	417
Funko, LLC	—	396	—	396
FedCap Partners, LLC	—	384	—	384
Allison Publications, LLC	—	265	—	265
Access Television Network, Inc.	(872)	—	903	31
Saunders & Associates	—	(296)	—	(296)
WP Evenflo Group Holdings, Inc.	—	(443)	3	(440)
Francis Drilling Fluids, Ltd.	—	(718)	—	(718)
Westland Technologies, Inc.	—	(825)	—	(825)
Targus Group International, Inc.	—	(881)	—	(881)
Heartland Communications Group	—	(951)	—	(951)
AG Transportation Holdings, LLC	—	(1,078)	—	(1,078)
Precision Acquisition Group Holdings, Inc.	—	(1,193)	—	(1,193)
LocalTel, LLC	—	(1,209)	—	(1,209)
BAS Broadcasting	—	(1,493)	—	(1,493)
Legend Communications of Wyoming, LLC	—	(1,557)	—	(1,557)
Sunburst Media – Louisiana, LLC	—	(1,650)	—	(1,650)
Midwest Metal Distribution, Inc.	—	(2,101)	—	(2,101)
Defiance Integrated Technologies, Inc.	—	(2,246)	—	(2,246)
Other, net (<$250)	954	1,123	(540)	1,537

Total:	$(5,231)	$(10,355)	$26,028	$10,442

The largest driver of our net unrealized depreciation (excluding reversals) for the year ended September 30, 2013,was due to a decline in financial and operational performance of Defiance and Midwest Metal resulting in $2.2 million and $2.1 million, respectively, of net unrealized depreciation during the year. Partially offsetting this net unrealized depreciation was the net unrealized appreciation on RBC of $2.2 million during the year ended September 30, 2013, due to an incremental improvement in the financial and operational performance of this portfolio company.

During the year ended September 30, 2012, we recorded net unrealized depreciation of investments in the aggregate amount of $11.2 million, which included the reversal of an aggregate of $17.0 million in unrealized depreciation primarily related to the sales of Newhall, USHC and BERTL and the restructure of KMBQ. Excluding reversals, we recorded $28.2 million in net unrealized depreciation for the year ended September 30, 2012. Over our entire portfolio, the net unrealized depreciation consisted of approximately $21.8 million of depreciation on our debt investments and approximately $6.4 million of depreciation on our equity investments for the year ended September 30, 2012.

The net realized (loss) gain and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2012, were as follows:

	Year Ended September 30, 2012
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Newhall Holdings, Inc.	$(7,327)	$—	$9,978	$2,651
FedCap Partners, LLC	—	1,010	—	1,010
Midwest Metal Distribution, Inc.	—	630	—	630
Mood Media Corporation	—	622	—	622
Northern Contours, Inc.	—	—	444	444
Global Materials Technologies, Inc.	—	422	—	422
Vision Solutions, Inc.	—	374	—	374
Keypoint Government Solutions, Inc.	—	271	—	271
Allison Publications, LLC	—	264	—	264
RCS Management Holding Company	—	(81)	306	225
KMBQ Corporation	(1,044)	—	1,135	91
US Healthcare Communications, LLC	(3,173)	—	3,189	16
BERTL, Inc.	(1,771)	(4)	1,782	7
CMI Acquisitions, LLC	—	(571)	—	(571)
Francis Drilling Fluids, Ltd.	—	(614)	—	(614)
Kansas Cable Holdings, Inc.	—	(658)	—	(658)
LocalTel, LLC	—	(962)	—	(962)
Precision Acquisition Group Holdings, Inc.	—	(1,078)	—	(1,078)
Saunders & Associates	—	(1,150)	—	(1,150)
RBC Acquisition Corp.	—	(1,344)	—	(1,344)
International Junior Golf Training Acquisition Company	—	(1,415)	—	(1,415)
Sunburst Media – Louisiana, LLC	—	(1,612)	—	(1,612)
Lindmark Acquisition, LLC	—	(1,739)	—	(1,739)
Viapack, Inc.	—	(1,760)	—	(1,760)
Defiance Integrated Technologies, Inc.	—	(3,422)	—	(3,422)
GFRC Holdings, LLC	—	(3,845)	—	(3,845)
BAS Broadcasting	—	(4,367)	—	(4,367)
Sunshine Media Holdings	—	(7,847)	—	(7,847)
Other, net (<$250)	496	682	166	1,344

Total:	$(12,819)	$(28,194)	$17,000	$(24,013)

The largest driver of our net unrealized depreciation (excluding reversals) for the year ended September 30, 2012, was the decline in the financial and operational performance of Sunshine Media Holdings (“Sunshine”) and BAS, resulting in net unrealized depreciation of $7.8 million and $4.4 million, respectively, during the year. Of note, Sunshine was put on non-accrual status during the year ended September 30, 2012.

As of September 30, 2013, the fair value of our investment portfolio was less than its cost basis by approximately $75.4 million and our entire investment portfolio was valued at 77.3% of cost, as compared to cumulative net unrealized depreciation of $91.1 million and a valuation of our entire portfolio at 75.0% of cost as of September 30, 2012. This decrease year over year in the cumulative unrealized depreciation on investments represents net unrealized appreciation of $15.7 million for the year ended September 30, 2013. Of the investment portfolio as of September 30, 2013, 16 portfolio companies originated before December 31, 2007, which represented 46.5% of the entire cost basis of our portfolio, were valued at 61.5% of cost and included our two investments that were on non-accrual status. Of the investment portfolio as of September 30, 2013, our 31 portfolio companies that originated after December 31, 2007, representing 53.5% of the entire cost basis of our portfolio, were valued at 91.0% of cost and none of which were on non-accrual status.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash provided by operating activities for the year ended September 30, 2014, was $0.5 million as compared to $32.1 million for the year ended September 30, 2013. The decrease in cash provided by operating activities was primarily due to the decrease in repayments on investments and, to a lesser extent, the increase in purchases of investments during the year ended September 30, 2014. For the year ended September 30, 2012, net cash provided by operating activities was $26.2 million, which was primarily driven by net proceeds from sales of investments during fiscal year 2012.

As of September 30, 2014, we had loans to, syndicated participations in or equity investments in 45 private companies, with an aggregate cost basis of approximately $349.3 million. As of September 30, 2013, we had loans to, syndicated participations in or equity investments in 47 private companies, with an aggregate cost basis of approximately $332.3 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2014 and 2013:

	Year Ended September 30,
	2014	2013
Beginning investment portfolio, at fair value	$256,878	$273,960
New investments	81,731	80,418
Disbursements to existing portfolio companies	20,314	9,739
Scheduled principal repayments	(2,802)	(7,369)
Unscheduled principal repayments	(65,058)	(103,122)
Net proceeds from sales of investments	(4,700)	(6,557)
Net unrealized depreciation of investments	(10,587)	(10,355)
Reversal of prior period net depreciation of investments on realization	17,976	26,028
Net realized loss on investments	(12,163)	(5,753)
Increase in investment balance due to PIK interest(A)	288	234
Interest payments received on non-accrual loans	(717)	—
Net change in premiums, discounts and amortization	126	(345)

Ending Investment Portfolio, at Fair Value	$281,286	$256,878

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2014.

Year Ending September 30,	Amount
2015	$81,074
2016	77,460
2017	12,431
2018	51,422
2019	51,182
Thereafter	47,499

Total contractual repayments	$321,068
Equity investments	29,480
Adjustments to cost basis on debt investments	(1,263)

Investment Portfolio as of September 30, 2014, at Cost:	$349,285

Financing Activities

Net cash used in financing activities for the year ended September 30, 2014 of $8.1 million consisted primarily of $17.6 million in distributions to common stockholders and $10.2 million in net repayments on our Credit Facility. These financing activities were partially offset by the gross proceeds of $61.0 million from the issuance of our Series 2021 Term Preferred Stock, net of the voluntary redemption of $38.5 million of the then existing Series 2016 Term Preferred Stock in May 2014.

Net cash used in financing activities for the year ended September 30, 2013 of $28.1 million consisted primarily of $17.6 million in distributions to common stockholders and $11.9 million in net repayments on our Credit Facility.

Net cash used in financing activities for the year ended September 30, 2012 of $22.8 million primarily consisted of $40.6 million in net repayments on our Credit Facility and $17.7 million in distributions to common stockholders. These financing activities were partially offset by gross proceeds of $38.5 million from the issuance of our Series 2016 Term Preferred Stock of $38.5 million in November 2011.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our net investment income in each fiscal year. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the years ended September 30, 2014, 2013 and 2012, which totaled an aggregate of $17.6 million, $17.6 million and $17.7 million, respectively. In October 2014, our Board of Directors declared a monthly distribution of $0.07 per common share for each of October, November and December 2014. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2015.

As of September 30, 2014, we have paid 140 either monthly or quarterly consecutive distributions to common stockholders totaling approximately $239.1 million or $15.25 per share.

For each of the years ended September 30, 2014, 2013 and 2012, common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred dividends), which resulted in an estimated partial return of capital of approximately $15.2 million, $1.3 million and $1.5 million, respectively. The returns of capital resulted primarily from accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes in each of those fiscal years. Our accumulated earnings and profits exceeded common stockholder distributions declared and paid for the year ended September 30, 2011, and we therefore elected to treat $0.7 million of common distributions paid in fiscal year 2011 as having been paid in fiscal year 2012. The characterization of the common stockholder distributions declared and paid for the year ending September 30, 2015 will be determined after the 2015 fiscal year end based upon our taxable income for the full year and distributions paid during the full year. Such a characterization made on a quarterly basis may not be representative of the actual full year characterization.

Preferred Stock Distributions

We paid monthly cash distributions of $0.1484375 per share of our Series 2016 Term Preferred Stock for each of the nine months from October 2013 through May 2014, which totaled an aggregate of $2.3 million. In May 2014, our Board of Directors declared, and we paid, a combined May and June 2014 cash distribution of $0.1968750 per share of our Series 2021 Term Preferred Stock. This covered a prorated portion of May 2014 from the time the stock was issued and outstanding and the full month of June 2014. We paid a monthly distribution of $0.140625 per share of Series 2021 Term Preferred Stock for each of July, August and September 2014. In October 2014, our Board of Directors declared a monthly distribution of $0.140625 per share of Series 2021 Term Preferred Stock for each of October, November and December 2014.

During the year ended September 30, 2013, we paid monthly cash distributions of $0.1484375 per share of Series 2016 Term Preferred Stock for each month during the year ended September 30, 2013, which total an aggregate of $2.7 million. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an operating expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and have been characterized as ordinary income to our preferred stockholders since our Series 2016 Term Preferred Stock was issued in November 2011 and we anticipate the same characterization for our Series 2021 Term Preferred Stock.

Dividend Reinvestment Plan

We offer a dividend reinvestment plan for our common stockholders who hold their shares through our transfer agent, Computershare, Inc. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash dividends automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their dividends in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. We may use newly issued shares under the guidelines of the dividend reinvestment plan, or we may purchase shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stock stockholders.

Equity

Registration Statement

We filed Post-effective Amendment No. 1 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 23, 2013, and subsequently filed Post-effective Amendment No. 2 on February 14, 2014, which the SEC declared effective on February 21, 2014. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. We currently have the ability to issue up to $239.0 million in securities under our Registration Statement through one or more transactions. We issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock under our Registration Statement in May 2014 for gross proceeds of $61.0 million. No other securities have been issued under our Registration Statement.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has at times over the last several years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of September 30, 2014, our NAV per common share was $9.51 and as of November 11, 2014 our closing market price was $9.17 per common share. To the extent that our common stock continues to trade at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering to existing common stockholders.

At our Annual Meeting of Stockholders held on February 13, 2014, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. We have not issued any common stock since February 2008 and have never issued to date common stock below the then current NAV per share.

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

Term Preferred Stock

Pursuant to our Registration Statement, in May 2014, we completed a public offering of approximately 2.4 million shares of our Series 2021 Term Preferred Stock, par value $0.001 per share, at a public offering price of $25.00 per share and a 6.75% rate. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing Series 2016 Term Preferred Stock and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. In connection with the voluntary redemption of our Series 2016 Term Preferred Stock, we recognized a realized loss on extinguishment of debt of $1.3 million, which has been reflected in our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

We incurred approximately $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock are traded under the ticker symbol of “GLADO” on the NASDAQ Global Select Market. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 200.0% and do not take steps to cure such asset coverage amount within a specified period of time. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price in order to have an asset coverage ratio of up to and including 240.0% and, at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2014, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock. Our Series 2021 Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks.

Pursuant to our prior registration statement, in November 2011, we completed a public offering of approximately 1.5 million shares of our Series 2016 Term Preferred Stock at a public offering price of $25.00 per share and a 7.125% rate. Gross proceeds totaled
$38.5 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $36.4 million, a portion of which was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which were recorded as deferred financing fees on our accompanying Consolidated Statements of Assets and Liabilities and were amortized over the redemption period ending December 31, 2016. In May 2014 when our Series 2016 Term Preferred Stock was voluntarily redeemed, the remaining unamortized costs at that time were fully written off as part of the realized loss on extinguishment of debt discussed above. Our Series 2016 Term Preferred Stock provided for a fixed dividend equal to 7.125% per year, payable monthly (which equates in total to approximately $2.7 million per year). The shares of our Series 2016 Term Preferred were traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. In connection with the voluntary redemption, shares of our Series 2016 Term Preferred Stock were removed from listing on May 22, 2014. No preferred stock had been issued prior to the issuance of our Series 2016 Term Preferred Stock.

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (effective January 1, 2014, now known as Key Equipment Finance, a division of KeyBank National Association) (“Key Equipment”) as administrative agent. Keybank National Association (“Keybank”), Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by the January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.6 million in January 2013 and $0.7 million in April 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also limits payments of distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015, and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base of our Credit Facility. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of September 30, 2014, (ii) asset coverage with respect to Senior Securities of at least 200%, in accordance with Section 18, as modified by Section 61, of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2014, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $260.7 million, an asset coverage of 305.4% and an active status as a BDC and RIC. In addition, we had 29 obligors in the borrowing base of our Credit Facility as of September 30, 2014. As of September 30, 2014, we were in compliance with all of our Credit Facility covenants.

On July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement. Beginning with the quarter ending September 30, 2013, we have recorded the fair value of the interest rate cap agreement in other assets in our accompanying Consolidated Statements of Assets and Liabilities and the change in the fair value based on the current market valuations in net unrealized appreciation (depreciation) of other in our accompanying Consolidated Statements of Operations.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2014 and 2013, our unused line of credit commitments totaled $5.9 million and $6.5 million, respectively.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of September 30, 2014 and 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P. of $2.8 million and $2.7 million, respectively.

The following table shows our contractual obligations as of September 30, 2014, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$36,700	$—	$—	$36,700
Term Preferred Stock	—	—	—	61,000	61,000
Interest expense on debt obligations(C)	6,604	13,112	8,236	3,088	31,040

Total	$6,604	$49,812	$8,236	$64,088	$128,740

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $8.7 million as of September 30, 2014.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual revolver period end date to the revolving nature of the facility.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2014. Dividend payments on our Series 2021 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

Of our interest bearing debt investments as of September 30, 2014, 46.2% had a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally recognize success fees as income only when the payment has been received. As a result, as of September 30, 2014 and 2013, we had aggregate off-balance sheet success fee receivables of $11.0 million and $14.8 million (or approximately $0.52 per common share and $0.70 per common share), respectively, on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the fiscal years reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (the “Policy”), which is described below, as our most critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded in our accompanying Consolidated Financial Statements.

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized depreciation or appreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized depreciation or appreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized depreciation or appreciation when gains or losses are realized.

In accordance with ASC 820, our investments’ fair value is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2014 and 2013, all of our investments were valued using Level 3 inputs and during the years ended September 30, 2014 and 2013, there were no investments transferred into or out of Level 1, 2 or 3.

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the Valuation Officer, (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the Valuation Officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

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

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our syndicate investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar syndicated investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the NAV provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on non-syndicated debt and equity investments made during the current reporting quarter (the three months ended September 30, 2014) are generally valued at original cost basis.

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

Refer to Note 3—Investments in the accompanying notes to our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

Credit Monitoring and Risk Rating

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance and, in some instances, used as inputs in our valuation techniques. Generally, we, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold board seats and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates certain credit statistics.

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”) (as defined in Rule 2a-7 under the 1940 Act), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the three months ended June 30, 2014, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification.

The following table reflects risk ratings for all non-syndicated loans in our portfolio at September 30, 2014 and 2013, representing approximately 80.8% and 80.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2014	2013
Highest	9.0	10.0
Average	5.9	5.9
Weighted Average	5.2	5.5
Lowest	2.0	2.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2014 and 2013, representing approximately 16.6% and 13.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2014	2013
Highest	6.0	6.0
Average	4.6	4.8
Weighted Average	4.8	4.9
Lowest	3.5	2.5

In addition, the risk ratings for one and two syndicated loans in our portfolio as of September 30, 2014 and 2013, respectively, that were not rated by an NRSRO represented 2.6% and 5.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year and were rated a 4 and a 4 and 5, respectively.

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

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gain net income from preceding years that were not distributed during such years. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carryforward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital loss carryforwards.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio. At September 30, 2013, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio.

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

As of September 30, 2014 and 2013, we had 17 and 19 OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.2 million, $0.3 million and $0.3 million for the years ended September 30, 2014, 2013 and 2012, respectively. The unamortized balance of OID investments as of September 30, 2014 and 2013 totaled $0.6 million and $1.0 million, respectively. As of September 30, 2014 and 2013, we had three investments which had a PIK interest component. We recorded PIK interest income of $0.3 million, $0.3 million and $20 for the years ended September 30, 2014, 2013 and 2012, respectively. We collected $0.1 million and $0 of PIK interest in cash for the years ended September 30, 2014 and 2013, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We received an aggregate of $2.4 million in success fees during the year ended September 30, 2014, which resulted from $0.5 million related to the early payoff at par of Thibaut, $0.5 million prepayment by FDF and $1.4 million related to our sale of substantially all of the assets in Lindmark and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received an aggregate of $1.7 million in success fees during the year ended September 30, 2013, which resulted from the early payoffs at par of Westlake for $1.1 million and CMI for $0.6 million during the 2013 fiscal year. We received an aggregate of $4.0 million in success fees during the year ended September 30, 2012, which resulted from the early payoffs at par of Winchester for $1.2 million, GMT for $1.1 million, RCS for $0.9 million and Northern Contours for $0.8 million during the 2012 fiscal year.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. During the year ended September 30, 2014, we received an aggregate of $0.5 million in prepayment fees from the early payoffs at par of one of our proprietary investments and six of our syndicated investments (including one partial paydown). During the year ended September 30, 2013, we received an aggregate of $0.9 million in prepayment fees, which resulted from the early payoffs of eight of our syndicated investments at par during the 2013 fiscal year. We received an aggregate of $0.2 million in prepayment fees during the year ended September 30, 2012, which resulted from the early payoffs of five of our syndicated investments at par during the 2012 fiscal year.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the year ended September 30, 2014, we recorded an aggregate of $1.0 million of dividend income, net of estimated income taxes payable, which resulted from $0.2 million on our preferred equity investment in FDF, $0.7 million on our investment in FedCap and $0.1 million on our preferred equity investment in Funko. During the years ended September 30, 2013 and 2012 we did not record or collect any dividend income on our preferred equity investments.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Consolidated Statements of Operations. In addition, we received $0.4 million in May 2014 from a legal settlement related to a previously exited portfolio company that was recorded in other income during the year ended September 30, 2014.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for a description and our application of recent accounting pronouncements. We are currently assessing whether additional disclosure requirements will be necessary in future periods and anticipate no impact from adoption of recent accounting pronouncements on our financial position or results of operations.

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

We target to have approximately 10.0% of the loans in our portfolio at fixed rates, with approximately 90.0% made at variable rates or variable rates with a floor. All of our variable-rate loans have rates generally associated with either the current LIBOR or prime rate. As of September 30, 2014, our portfolio consisted of the following:

85.2%	Variable rates with a LIBOR or prime rate floor
14.8	Fixed rates

100.0%	total

In July 2013, we, through our wholly-owned subsidiary, Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under the terms of our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notational amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on the Credit Facility, which are at variable rates. As of September 30, 2014 and 2013, the interest rate cap agreement had a minimal fair value.

To illustrate the potential impact of changes in interest rates on our net increase (decrease) in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of September 30, 2014 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (A)	Increase in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$2,530	$1,101	$1,429
Up 200 basis points	892	734	158
Up 100 basis points	93	367	(274)
Down 15 basis points	—	(57)	57

(A)	As of September 30, 2014, our effective average LIBOR was 0.15%, therefore, the largest decrease in basis points that could occur was 15 basis points.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 12, 2014

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at September 30, 2014 and 2013, by correspondence with the custodian, and where replies were not received, we performed alternative auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

November 12, 2014

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,
	2014	2013
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (Cost of $225,845 and $218,713, respectively)	$198,926	$181,870
Affiliate investments (Cost of $61,281 and $9,440, respectively)	57,006	10,787
Control investments (Cost of $62,159 and $104,113, respectively)	25,354	64,221

Total investments at fair value (Cost of $349,285 and $332,266, respectively)	281,286	256,878
Cash and cash equivalents	6,314	13,900
Restricted cash and cash equivalents	675	1,176
Interest receivable	2,767	2,488
Due from custodian	6,022	16,473
Deferred financing fees	3,340	3,086
Other assets	1,025	1,090

TOTAL ASSETS	$301,429	$295,091

LIABILITIES
Borrowings at fair value (Cost of $36,700 and $46,900, respectively)	$38,013	$47,102
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 and 1,539,882 shares issued and outstanding at September 30, 2014 and 2013, respectively	61,000	38,497
Accounts payable and accrued expenses	462	494
Interest payable	146	170
Fees due to Adviser(A)	875	1,706
Fee due to Administrator(A)	218	126
Other liabilities	1,055	1,004

TOTAL LIABILITIES	$101,769	$89,099

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value, 46,000,000 shares authorized and 21,000,160 shares issued and outstanding	$21	$21
Capital in excess of par value(C)	307,348	322,936
Notes receivable from employees(A)	(100)	(175)
Cumulative net unrealized depreciation of investments	(67,999)	(75,388)
Cumulative net unrealized appreciation of other	(1,374)	(260)
Overdistributed net investment income(C)	(1,928)	(100)
Accumulated net realized losses	(36,308)	(41,042)

TOTAL NET ASSETS	$199,660	$205,992

NET ASSET VALUE PER COMMON SHARE AT END OF YEAR	$9.51	$9.81

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.
(C)	Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2014	2013	2012
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$25,117	$27,704	$31,745
Affiliate investments	3,721	216	—
Control investments	3,317	5,481	4,072
Other	15	132	260

Total interest income	32,170	33,533	36,077
Other income
Non-Control/Non-Affiliate investments	1,885	2,621	4,245
Affiliate investments	701	—	—
Control investments	1,829	—	—

Total other income	4,415	2,621	4,245

Total investment income	36,585	36,154	40,322

EXPENSES
Base management fee(A)	5,864	5,622	6,165
Loan servicing fee(A)	3,503	3,656	3,604
Incentive fee(A)	4,297	4,343	4,691
Administration fee(A)	853	647	753
Interest expense on borrowings	2,628	3,182	4,374
Dividend expense on mandatorily redeemable preferred stock	3,338	2,744	2,491
Amortization of deferred financing fees	1,247	1,211	1,243
Professional fees	993	514	1,218
Other general and administrative expenses	1,091	1,026	1,391

Expenses before credits from Adviser	23,814	22,945	25,930
Credit to base management fee - loan servicing fee(A)	(3,503)	(3,656)	(3,604)
Credit to fees from Adviser - other(A)	(2,094)	(1,521)	(1,048)

Total expenses net of credits	18,217	17,768	21,278

NET INVESTMENT INCOME	18,368	18,386	19,044

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	(1,431)	(439)	(8,054)
Control investments	(10,732)	(5,314)	(4,944)
Escrows	50	522	179
Extinguishment of debt	(1,297)	—	—

Total net realized loss	(13,410)	(5,231)	(12,819)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	9,925	(7,125)	(1,414)
Control investments	6,304	22,414	(10,790)
Affiliate investments	(8,840)	384	1,010
Other	(1,114)	3,391	(3,039)

Total unrealized appreciation (depreciation)	6,275	19,064	(14,233)

Net realized and unrealized (loss) gain	(7,135)	13,833	(27,052)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,233	$32,219	$(8,008)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.87	$0.88	$0.91

Net increase (decrease) in net assets resulting from operations	$0.53	$1.53	$(0.38)

Distributions declared and paid per share	$0.84	$0.84	$0.84

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	21,000,160	21,000,160	21,011,123

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2014	2013	2012
OPERATIONS
Net investment income	$18,368	$18,386	$19,044
Net realized loss on investments and escrows	(12,113)	(5,231)	(12,819)
Realized loss on extinguishment of debt	(1,297)	—	—
Net unrealized appreciation (depreciation) of investments	7,389	15,673	(11,194)
Net unrealized (appreciation) depreciation of other	(1,114)	3,391	(3,039)

Net increase (decrease) in net assets from operations	11,233	32,219	(8,008)

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(2,430)	(16,309)	(16,189)
Return of capital to common stockholders	(15,210)	(1,331)	(1,461)

Net decrease in net assets from distributions	(17,640)	(17,640)	(17,650)

CAPITAL TRANSACTIONS
Repayment of principal on employee notes(A)	75	2,849	833
Stock redemption for repayment of principal on employee notes(A)	—	—	(332)

Net increase in net assets from capital transactions	75	2,849	501

NET (DECREASE) INCREASE IN NET ASSETS	(6,332)	17,428	(25,157)
NET ASSETS, BEGINNING OF YEAR	205,992	188,564	213,721

NET ASSETS, END OF YEAR	$199,660	$205,992	$188,564

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$11,233	$32,219	$(8,008)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:

Purchase of investments	(102,045)	(90,157)	(68,941)
Principal repayments on investments	67,860	110,491	67,370
Net proceeds from sale of investments	4,700	6,557	6,487
Increase in investment balance due to paid-in-kind interest	(288)	(234)	—
Net change in premiums, discounts and amortization	(126)	345	(121)
Interest payments received on non-accrual loans	717	—	—
Net realized loss on investments	12,163	5,753	12,998
Net unrealized (appreciation) depreciation of investments	(7,389)	(15,673)	11,194
Realized loss on extinguishment of debt	1,297	—	—
Net unrealized appreciation (depreciation) of other	1,114	(3,391)	3,039
Decrease (increase) in restricted cash and cash equivalents	501	(371)	(534)
(Increase) decrease in interest receivable	(279)	208	370
Decrease (increase) in funds due from custodian	10,451	(14,296)	370
Amortization of deferred financing fees	1,247	1,211	1,243
Decrease (increase) in other assets	61	(136)	732
(Decrease) increase in accounts payable and accrued expenses	(32)	19	(38)
Decrease in interest payable	(24)	(15)	(104)
(Decrease) increase in fees due to Adviser(A)	(831)	(124)	70
Increase (decrease) in fee due to Administrator(A)	92	(48)	(20)
Increase (decrease) in other liabilities	51	(222)	91

Net cash provided by operating activities	473	32,136	26,198

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	108,800	84,800	74,900
Repayments on borrowings	(119,000)	(96,700)	(115,500)
Proceeds from issuance of mandatorily redeemable preferred stock	61,000	—	38,497
Redemption of previously issued mandatorily redeemable preferred stock	(38,497)	—	—
Purchase of derivative	—	(62)	—
Payment of deferred financing fees	(2,797)	(1,340)	(3,550)
Distributions paid to common stockholders	(17,640)	(17,640)	(17,650)
Receipt of principal on employee notes(A)	75	2,849	501

Net cash used in financing activities	(8,059)	(28,093)	(22,802)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,586)	4,043	3,396
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,900	9,857	6,461

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,314	$13,900	$9,857

CASH PAID DURING YEAR FOR INTEREST	$2,650	$3,230	$4,477
CASH PAID DURING YEAR FOR DIVIDENDS ON MANDATORILY REDEEMABLE PREFERRED STOCK	3,338	2,744	2,491
NON-CASH FINANCING ACTIVITIES
Stock redemption for repayment of principal on employee notes(A)	—	—	(332)

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Non-syndicated investments:
AG Transportation Holdings, LLC	Cargo transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,899	$12,838
		Member Profit Participation (18.0% ownership)(F) (H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (H)		244	—

				14,143	12,838

Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	598
		Senior Term Debt (8.3%, Due 9/2018)(D)	2,875	2,875	2,864
		Senior Term Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,380

				8,875	8,842

Alloy Die Casting Co.	Diversified/conglomerate manufacturing	Senior Term Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,228
		Preferred Stock (1,742 units)(F) (H)		1,742	1,122
		Common Stock (270 units)(F) (H)		18	—

				6,995	6,350

Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Senior Term Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,280
		Preferred Stock (1,253 shares)(F) (H) (M)		1,253	1,150

				5,528	5,430

Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	95

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.4%, Due 11/2017)(D)	15,000	15,000	14,550
		Senior Subordinated Term Debt (11.3%, Due 11/2017)(J)	7,000	7,000	7,000
		Preferred Equity Units (999 units)(F) (H)		983	1,081
		Common Equity Units (999 units)(F) H)		1	206

				22,984	22,837

Funko, LLC	Personal and non-durable consumer products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,645	7,645	7,817
		Preferred Equity Units (1,305 units)(F) (H)		1,305	5,691

				8,950	13,508

GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $130 available (10.5%, Due 12/2014)(D)	270	270	149
		Senior Term Debt (10.5%, Due 6/2016)(D)	4,924	4,924	2,708
		Senior Subordinated Term Debt (13.0%, Due 6/2016)(D)	6,598	6,598	3,761

				11,792	6,618

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 9/2014)(D) (G) (I)	100	97	65
		Line of Credit, $0 available (10.0%, Due 9/2014)(D) (G) (I)	100	93	65
		Senior Term Debt (5.0%, Due 9/2014)(D) (G) (I)	4,342	4,196	809
		Common Stock Warrants (8.8% ownership)(F) (H)		66	—

				4,452	939

J.America, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (10.4%, Due 12/2019)(D)(G)	7,500	7,500	7,350
		Senior Subordinated Term Debt (11.5%, Due 12/2019)(D)(G)	9,500	9,500	9,298

				17,000	16,648

Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,827 uncalled capital commitment)(H) (O)		173	36

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (12.0%, Due 1/2014)(D)	6,699	6,699	3,757

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):

Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018)(D)	$4,140	$4,140	$4,135
		Convertible Preferred Stock (1,449 shares)(F) (H)		1,449	1,549

				5,589	5,684

North American Aircraft Services, LLC	Aerospace and defense	Senior Subordinated Term Debt (12.5%, Due 8/2016)(F) (L)	2,115	2,115	2,115
		Success Fee on Senior Subordinated Term Debt(F) (L)		—	639
		Common Stock Warrants (35,000 shares)(F) (H) (L)		350	1,928

				2,465	4,682

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (9.0%, Due 3/2015)(D)	1,000	1,000	881
		Senior Term Debt (9.0%, Due 3/2015)(D)	4,125	4,125	485
		Senior Term Debt (9.0%, Due 3/2015)(C) (D)	4,053	4,053	457

				9,178	1,823

Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	413
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	4,026

				9,864	4,439

Southern Petroleum Laboratories, Inc.	Oil and gas	Senior Subordinated Term Debt (11.5%, Due 2/2020)(J)	8,000	8,000	8,000
		Common Stock (100 shares)(H) (J)		750	750

				8,750	8,750

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (8.5%, Due 2/2016)(F) (G)	6,026	6,026	1,600

WadeCo Specialties, Inc.	Oil and gas	Line of Credit, $526 available (8.0%, Due 3/2015)(D)	1,474	1,474	1,452
		Senior Term Debt (8.0%, Due 3/2019)(D)	4,500	4,500	4,433
		Senior Subordinated Term Debt (12.0%, Due 3/2019)(D)	4,500	4,500	4,421
		Convertible Preferred Stock (1,000 shares)(F) (H)		250	454

				10,724	10,760

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	50	50	46
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,699
		Common Stock (58,333 shares)(H)		408	58

				4,458	3,803

Subtotal – Non-syndicated investments				$164,753	$139,439

Syndicated Investments:

Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0% and 1.5% PIK, Due 3/2016)(E)	$7,335	$7,283	$6,235

Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	7,143	7,135	7,224

Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	833	830	800

Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,974	3,038

Envision Acquisition Company, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.8%, Due 11/2021)(E)	2,500	2,454	2,500

First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,195	4,167	4,205

GTCR Valor Companies, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	3,000	2,982	2,970

New Trident Holdcorp, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	4,000	3,987	4,000

PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,925	5,000

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):

RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	$2,000	$1,967	$1,898

Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	497	495

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(D)	9,034	8,956	8,171

The Active Network	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	1,000	995	1,000

Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,953	10,972

Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.3%, Due 11/2021)(E)	500	493	495

W3, Co.	Oil and Gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	484

Subtotal - Syndicated investments				$61,092	$59,487

Total Non-Control/Non-Affiliate Investments (represented 70.7% of total investments at fair value)				$225,845	$198,926

AFFILATE INVESTMENTS(Q) :

Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D) (G)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D) (G)	7,000	7,000	7,053
		Preferred Equity Units (4,400 units)(F) (H)		440	206
		Common Equity Units (4,400 units)(F) (H)		—	—

				7,440	7,259

Edge Adhesives Holdings, Inc.	Diversified/conglomerate manufacturing	Line of Credit, $230 available (12.5%, Due 8/2015)(D)	770	770	768
		Senior Term Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,208
		Senior Subordinated Term Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,604
		Senior Subordinated Term Debt (13.8%, Due 11/2014)(J)	585	585	585
		Convertible Preferred Stock (2,316 shares)(F) (H)		2,316	2,885

				11,471	12,050

FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H) (N)		1,718	2,238

Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Senior Subordinated Term Debt (12.0%, Due 3/2020)(D)	6,000	6,000	6,007
		Common Stock (100,000 shares)(F) (H)		1,000	1,169

				7,000	7,176

RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F) (G)	6,891	6,891	6,891
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F)(G)	6,000	6,000	6,000
		Preferred Stock (4,999,000 shares)(F) (H) (M)		4,999	—
		Common Stock (2,000,000 shares)(F) (H)		370	—

				33,652	28,283

Total Affiliate Investments (represented 20.3% of total investments at fair value)				$61,281	$57,006

CONTROL INVESTMENTS(R):

Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,545	$6,545	$6,545
		Common Stock (15,500 shares)(F) (H)		1	6,461

				6,546	13,006

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt, $3,120 available (25.0%, Due Upon Demand)(F) (G)	—	—	—
		Success Fee on Senior Subordinated Term Debt(F)		—	89
		Common Stock (100 shares)(F) (H)		317	—

				317	89

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(F) (I)	$18,281	$17,720	$4,455
		Preferred Stock (2,000 shares)(F) (H) (M)		2,175	—
		Common Stock (501 shares)(F) (H)		138	—

				20,033	4,455

Sunshine Media Holdings	Printing and publishing	Line of Credit, $400 available (4.8%, Due 5/2016)(D) (I)	1,600	1,600	424
		Senior Term Debt (4.8%, Due 5/2016)(D) (I)	16,948	16,948	4,491
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (I)	10,700	10,700	2,889
		Preferred Stock (15,270 shares)(F) (H) (M)		5,275	—
		Common Stock (1,867 shares)(F) (H)		740	—
		Common Stock Warrants (72 shares)(F) (H)		—	—

				35,263	7,804

Total Control Investments (represented 9.0% of total investments at fair value)				$62,159	$25,354

TOTAL INVESTMENTS(S)				$349,285	$281,286

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company. Additionally, the majority of the securities listed above, totaling $222.0 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at September 30, 2014, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	Last out tranche (“LOT”) of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near September 30, 2014, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or follow-on proprietary investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2014 best represents fair value as of September 30, 2014.
(K)	Subsequent to September 30, 2014, the debt interest rates on Francis Drilling Fluids, Ltd. were decreased to approximately 11.9% and 10.8%, respectively, based on a leverage grid.
(L)	Subsequent to September 30, 2014, North American Aircraft Services, LLC debt and equity investment cost basis were paid off, resulting in a realized gain of $1.6 million and success fees of $0.6 million. As such, the fair value as of September 30, 2014 was based upon the payoff amount.
(M)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May, 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $84.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $15.6 million. Cumulative net unrealized depreciation is $68.7 million, based on a tax cost of $349.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(Q):
Non-syndicated investments:
AG Transportation Holdings, LLC	Cargo Transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,818	$12,984
		Member Profit Participation (18.0% ownership)(F) (H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (H)		244	—

				14,062	12,984

Allen Edmonds Shoe Corporation	Personal and non-durable consumer products	Senior Subordinated Term Debt (11.3%, Due 12/2015)(D) (G)	19,483	19,483	19,604

Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	594
		Senior Term Debt (8.3%, Due 9/2018)(D)	2,875	2,875	2,846
		Senior Term Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,346

				8,875	8,786

BAS Broadcasting	Broadcasting and entertainment	Senior Term Debt (11.5%, Due 7/2013)(D)	7,465	7,465	373

Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	243	243	148

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (12.0%, Due 11/2017)(D)	15,000	15,000	14,475
		Preferred Equity Units (999 units)(F) (H)		999	192
		Common Equity Units (999 units)(F) H)		1	—

				16,000	14,667

Funko, LLC	Personal and non-durable consumer products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,530	7,530	7,530
		Preferred Equity Units (1,250 units)(F) (H)		1,250	1,646

				8,780	9,176

GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $100 available (8.7%, Due 12/2013)(D) (J)	100	100	55
		Senior Term Debt (10.5%, Due 12/2013)(D) (J)	4,924	4,924	2,708
		Senior Subordinated Term Debt (13.0%, Due 12/2013)(D) (J)	6,598	6,598	3,629

				11,622	6,392

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 3/2014)(D) (G)	100	100	20
		Line of Credit, $0 available (10.0%, Due 3/2014)(D) (G)	100	100	20
		Senior Term Debt (5.0%, Due 3/2014)(D) (G)	4,342	4,342	868
		Common Stock Warrants (8.8% ownership)(F) (H)		66	—

				4,608	908

International Junior Golf Training Acquisition Company	Leisure, amusement, motion pictures and entertainment	Line of Credit, $0 available (11.0%, Due 5/2014)(D)	2,250	2,250	1,238
		Senior Term Debt (10.5%, Due 12/2013)(D)	261	261	144
		Senior Term Debt (12.5%, Due 5/2014)(C) (D)	2,500	2,500	1,375

				5,011	2,757

Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (8.4% ownership, $2,700 uncalled capital commitment)(H) (P)		253	253

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (11.0%, Due 12/2013)(D)	6,874	6,874	1,203

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(Q) (Continued):
North American Aircraft Services, LLC	Aerospace and defense	Senior Subordinated Term Debt (11.8%, Due 8/2016)(D)	$4,750	$4,750	$4,774
		Senior Subordinated Term Debt (12.5%, Due 8/2016)(D)	2,820	2,820	2,834
		Common Stock Warrants (35,000 shares)(F) (H)		350	774

				7,920	8,382

Ohana Media Group	Broadcasting and entertainment	Senior Term Debt (10.0%, Due 10/2016)(D) (G)	1,472	1,472	1,432

POP Radio, LLC	Broadcasting and entertainment	Senior Term Debt (11.8%, Due 5/2017)(D)	9,422	9,422	9,540
		Junior Subordinated Term Debt (11.0% PIK, Due 11/2017)(D) (G)	556	494	561
		Participation Unit (2.4% ownership)(F) (H)		75	—

				9,991	10,101

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (11.0%, Due 3/2014)(D) (M)	1,000	1,000	700
		Senior Term Debt (11.0%, Due 3/2014)(D) (M)	4,125	4,125	2,888
		Senior Term Debt (11.0%, Due 3/2014)(C) (D) (M)	4,053	4,053	2,837

				9,178	6,425

PROFIT Systems Acquisition Co.	Electronics	Senior Term Debt (10.5%, Due 7/2014)(C) (D) (L)	1,950	1,950	1,950

Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	779
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	7,605

				9,864	8,384

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (10.5%, Due 11/2013)(D)	6,000	6,000	600

Thibaut Acquisition Co.	Home and office furnishings, housewares and durable consumer products	Line of Credit, $875 available (9.0%, Due 1/2014)(D) (K)	125	125	126
		Senior Term Debt (12.0%, Due 1/2014)(C) (D) (K)	2,500	2,500	2,525

				2,625	2,651

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	850	850	723
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,400
		Common Stock Warrants (77,287 shares)(F) (H)		350	18

				5,200	4,141

Subtotal – Non-syndicated investments				$157,476	$121,317

Syndicated Investments:
Allied Security Holdings, LLC	Personal, food and miscellaneous services	Senior Subordinated Term Debt (9.8%, Due 2/2018)(E)	$1,000	$992	$1,008

Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0%, Due 3/2016)(E)	7,331	7,248	7,038

Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	4,000	3,927	4,070

Ascend Learning, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (11.5%, Due 12/2017)(E)	1,000	980	1,000

Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	1,000	996	969

Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,971	3,015

First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,500	4,469	4,489

New Trident Holdcorp, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	4,000	3,985	4,025

PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,914	5,000

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(Q) (Continued):
RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	$2,000	$1,963	$2,025

Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	496	485

Steinway Musical Instruments, Inc.	Personal and non-durable consumer products	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	250	247	252

SumTotal Systems, Inc.	Electronics	Senior Subordinated Term Debt (10.3%, Due 5/2019)(E)	4,000	3,928	3,940

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,418	9,299	8,476

Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,939	10,890

W3, Co.	Oil and Gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	494	507

Wall Street Systems Holdings, Inc.	Electronics	Senior Term Debt (9.3%, Due 10/2020)(E)	3,000	2,945	3,023

WP Evenflo Group Holdings, Inc.	Diversified/conglomerate manufacturing	Senior Preferred Stock (333 shares)(F) (H)		333	341
		Junior Preferred Stock (111 shares)(F) (H)		111	—
		Common Stock (1,874 shares)(F) (H)		—	—

				444	341

Subtotal - Syndicated investments				$61,237	$60,553

Total Non-Control/Non-Affiliate Investments (represented 70.8% of total investments at fair value)				$218,713	$181,870

AFFILATE INVESTMENTS(R) :
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D) (G)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D) (G)	7,000	7,000	7,000
		Preferred Equity Units (4,400 units)(F) (H)		440	440
		Common Equity Units (4,400 units)(F) (H)		—	—

				7,440	7,440

FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H) (O)		2,000	3,347

Total Affiliate Investments (represented 4.2% of total investments at fair value)				$9,440	$10,787

CONTROL INVESTMENTS(S):
Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,865	$6,865	$6,865
		Common Stock (15,500 shares)(F) (H)		1	1,867

				6,866	8,732

Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt, $3,120 available (25.0%, Due Upon Demand)(F) (G)	—	—	—
		Success Fee on Senior Subordinated Term Debt(F)		—	916
		Common Stock (100 shares)(F) (H)		317	—

				317	916

LocalTel, LLC	Printing and publishing	Line of Credit, $199 available (10.0%, Due 6/2014)(F) (I)	3,285	3,285	—
		Line of Credit, $1,830 available (4.7%, Due 6/2014)(F) (I)	1,170	1,170	—
		Senior Term Debt (12.5%, Due 6/2014)(F) (I)	325	325	—
		Senior Term Debt (8.5%, Due 6/2014)(F) (I)	2,688	2,688	—
		Senior Term Debt (10.5%, Due 6/2014)(C) (F) (I)	2,750	2,750	—
		Common Stock Warrants (4,000 shares)(F) (H)		—	—

				10,218	—

Midwest Metal Distribution, Inc.	Mining, steel, iron and non- precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(D)	18,281	18,281	17,733
		Preferred Stock (2,000 shares)(F) (H) (N)		2,000	—
		Common Stock (501 shares)(F) (H)		138	—

				20,419	17,733

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS) (Continued)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(S) (Continued):
RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	$4,000	$4,000	$4,000
		Mortgage Note (9.5%, Due 12/2014)(F) (G)	6,969	6,969	6,969
		Senior Term Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2014)(F)(G)	6,000	6,000	6,000
		Preferred Stock (2,299,000 shares)(F) (H) (N)		2,299	2,447
		Common Stock (2,000,000 shares)(F) (H)		370	183

				31,030	30,991

Sunshine Media Holdings	Printing and publishing	Line of Credit, $400 available (4.8%, Due 8/2014)(D) (I)	1,600	1,600	320
		Senior Term Debt (4.8%, Due 5/2016)(D) (I)	16,948	16,948	3,389
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (I)	10,700	10,700	2,140
		Preferred Stock (15,270 shares)(F) (H) (N)		5,275	—
		Common Stock (1,867 shares)(F) (H)		740	—
		Common Stock Warrants (72 shares)(F) (H)		—	—

				35,263	5,849

Total Control Investments (represented 25.0% of total investments at fair value)				$104,113	$64,221

TOTAL INVESTMENTS(T)				$332,266	$256,878

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company. Additionally, the majority of the securities listed above, totaling $229.3 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day LIBOR) in effect at September 30, 2013, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	LOT of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by SPSE.
(E)	Fair value based on the indicative bid price on or near September 30, 2013, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	Subsequent to September 30, 2013, the maturity on GFRC Holdings, LLC’s debt was extended until June 30, 2016 and the GFRC Holdings, LLC’s line of credit was repaid in full and terminated.
(K)	Subsequent to September 30, 2013, the maturity on Thibaut Acquisition Co.’s debt was extended until December 11, 2014.
(L)	Subsequent to September 30, 2013, the investment was paid off at par and, as such, the fair value as of September 30, 2013 was based upon the payoff amount.
(M)	Effective October 1, 2013, Precision Acquisition Group Holdings, Inc.’s debt interest rates increased to approximately 13.0%.
(N)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(O)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(P)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(Q)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(R)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(S)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(T)	Cumulative gross unrealized depreciation for federal income tax purposes is $83.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $5.5 million. Cumulative net unrealized depreciation is $78.2 million, based on a tax cost of $335.1 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of September 30, 2014 and 2013, we held no investments through Gladstone Financial.

The financial statements of the foregoing two subsidiaries are consolidated with those of ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 14—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts in our prior fiscal year’s consolidated financial statements have been reclassified to conform to the presentation for the year ended September 30, 2014 with no effect on our financial condition, results of operations or cash flows.

Revisions

Certain amounts in our prior fiscal year’s financial statements have been revised to correct the net presentation of certain fees in our results of operations. The Adviser services, administers and collects on the loans held by Business Loan, in return for which the Adviser receives a 2.0% annual fee from Business Loan. All loan servicing fees are credited back to us by the Advisor. Previously, we presented the loan servicing fee on a net basis, which is zero, because it is 100.0% credited back to us. We have revised our fee presentation related to these loan servicing fees to reflect the gross fee and related gross credit amounts for the years ended September 30, 2013 and 2012. Management evaluated this error in presentation and concluded it was not material to the previously issued financial statements for the years ended September 30, 2013 and 2012. The impact of the revision is shown in the table below:

	Year Ended September 30,
	2013		2012
	As Previously Reported	As Revised	As Previously Reported	As Revised
Aggregate expenses (not revised)	$19,289	$19,289	$22,326	$22,326
Loan servicing fee	—	3,656	—	3,604

Expenses before credits from Adviser	19,289	22,945	22,326	25,930
Credit to base management fee – loan servicing fee	—	(3,656)	—	(3,604)
Credit to fees from Adviser - other	(1,521)	(1,521)	(1,048)	(1,048)

Total Expenses, Net of Credits	$17,768	$17,768	$21,278	$21,278

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

Investment Valuation Policy

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized depreciation or appreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized depreciation or appreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized depreciation or appreciation when gains or losses are realized.

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our established investment valuation policy (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the Valuation Officer, (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the Valuation Officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, the third-party service provider SPSE provides estimates of fair value on our non-syndicated debt investments.

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

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•

Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA or revenue multiples; however, TEV may also be calculated using a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses the DCF to calculate the TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our syndicate investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar syndicated investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the net asset value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on non-syndicated debt and equity investments made during the current reporting quarter (the three months ended September 30, 2014) are generally valued at original cost basis.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. At September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio. At September 30, 2013, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $39.5 million, or 12.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.8 million, or 2.4% of the fair value of all debt investments in our portfolio.

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

As of September 30, 2014 and 2013, we had 17 and 19 OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.2 million, $0.3 million and $0.3 million for the years ended September 30, 2014, 2013 and 2012, respectively. The unamortized balance of OID investments as of September 30, 2014 and 2013 totaled $0.6 million and $1.0 million, respectively. As of September 30, 2014 and 2013, we had three investments which had a PIK interest component. We recorded PIK interest income of $0.3 million, $0.3 million and $20 for the years ended September 30, 2014, 2013 and 2012, respectively. We collected $0.1 million and $0 of PIK interest in cash for the years ended September 30, 2014 and 2013, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We received an aggregate of $2.4 million in success fees during the year ended September 30, 2014, which resulted from $0.5 million related to the early payoff of Thibaut Acquisition Co. at par, $0.5 million prepayment by Francis Drilling Fluids Ltd. (“FDF”) and $1.4 million received as a result of our sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received an aggregate of $1.7 million of success fees during the year ended September 30, 2013, which resulted from the early payoffs at par of Westlake Hardware, Inc. for $1.1 million and CMI Acquisitions, LLC for $0.6 million during the 2013 fiscal year. We received an aggregate of $4.0 million of success fees during the year ended September 30, 2012, which resulted from the early payoffs at par of Winchester Electronics for $1.2 million, Global Materials Technologies for $1.1 million, RCS Management Holding Co. for $0.9 million and Northern Contours, Inc. for $0.8 million during the 2012 fiscal year.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. During the year ended September 30, 2014, we received an aggregate of $0.5 million in prepayment fees from the early payoffs at par of one of our proprietary investments and six of our syndicated investments (including one partial paydown) during the 2014 fiscal year. During the year ended September 30, 2013, we received an aggregate of $0.9 million in prepayment fees, which resulted from the early payoffs of eight of our syndicated investments at par during the 2013 fiscal year. We received an aggregate of $0.2 million in prepayment fees during the year ended September 30, 2012, which resulted from the early payoffs of five of our syndicated investments at par during the 2012 fiscal year.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the year ended September 30, 2014, we recorded an aggregate of $1.0 million of dividend income, net of estimated income taxes payable, which resulted from $0.2 million on our preferred equity investment in FDF, $0.7 million on our investment in FedCap Partners, LLC and $0.1 million on our preferred equity investment in Funko, LLC. During the years ended September 30, 2013 and 2012 we did not record or collect any dividend income on our preferred equity investments.

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Consolidated Statements of Operations. In addition, we received $0.4 million from a legal settlement related to a previously exited portfolio company that was recorded in other income during the year ended September 30, 2014.

Deferred Financing Fees

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administration fees. Costs associated with our revolving line of credit and the issuance of our mandatorily redeemable preferred stock are deferred and amortized in our accompanying Consolidated Statements of Operations using the straight-line method, which approximates the effective interest method, over the terms of the respective financing instrument. Refer to Note 6—Mandatorily Redeemable Preferred Stock for additional information regarding our preferred stock and Note 5 —Borrowings for additional information regarding our revolving line of credit.

Related Party Fees

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee, loan servicing fee and an incentive fee. These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

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

Income Taxes

We intend to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. We intend to continue to distribute sufficient dividends to eliminate taxable income. Refer to Note 10— Federal and State Income Taxes for additional information regarding our RIC requirements.

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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2010 - 2013 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to pay out at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to pay out as a distribution up to 100.0% of those amounts. The amount to be paid is determined by our Board of Directors each quarter and is based on the annual earnings estimated by our management. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. Refer to Note 9—Distributions to Common Stockholders for further information. We have a dividend reinvestment plan for our common stockholders. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash dividends automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their dividends in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. We may use newly issued shares under the guidelines of the dividend reinvestment plan, or we may purchase shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stock stockholders.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position or results of operations from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position or results of operations from adopting this standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted.

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company, clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we anticipate no impact on our financial position or results of operations from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2013-08. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

NOTE 3. INVESTMENTS

In accordance with ASC 820, our investments’ fair value is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2014 and 2013, all of our investments were valued using Level 3 inputs and during the years ended September 30, 2014 and 2013, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our investments carried at fair value as of September 30, 2014 and 2013, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2014	2013
Non-Control/Non-Affiliate Investments
Senior debt	$74,299	$82,923
Senior subordinated debt	110,601	95,162
Junior subordinated debt	—	561
Preferred equity	10,593	2,179
Common equity/equivalents	3,433	1,045

Total Non-Control/Non-Affiliate Investments	$198,926	$181,870

Affiliate Investments
Senior debt	$36,311	$7,000
Senior subordinated debt	14,197	—
Preferred equity	2,885	—
Common equity/equivalents	3,613	3,787

Total Affiliate Investments	$57,006	$10,787

Control Investments
Senior debt	$7,804	$28,211
Senior subordinated debt	11,089	31,513
Preferred equity	—	2,447
Common equity/equivalents	6,461	2,050

Total Control Investments	$25,354	$64,221

Total Investments, at Fair Value	$281,286	$256,878

In accordance with ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2014 and 2013. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	As of September 30,				Range / Weighted Average as of September 30,
	2014	2013	Valuation Techniques/ Methodologies	Unobservable Input	2014	2013
Senior debt(A)	$54,410	$64,892	Yield Analysis	Discount Rate	8.4% - 18.8% / 13.4%	—

			SPSE	EBITDA	—	$(80) - $4,754 / $1,463

	45,502	22,361	TEV	EBITDA multiple	4.0x - 7.6x / 6.1x	—

				EBITDA	$247 - $3,700 / $1,839	—

				Revenue multiple	0.6x – 0.75x / 0.69x	0.3x – 2.3 x /1.7x

				Revenue	$2,416 - $5,327 / $4,151	$2,451 - $13,905 / $10,312

	18,502	30,881	Market Quotes	IBP	85.0% - 99.8% / 94.1%	90.0% - 100.8% / 95.8%

Senior subordinated debt(B)	79,470	84,124	Yield Analysis	Discount Rate	11.3% - 13.8% / 12.5%	—

			SPSE	EBITDA	—	$1,220 - $15,891 / $7,797

	32,813	29,331	Market Quotes	IBP	94.9% - 101.3% / 99.9%	98.5% - 101.8% / 100.3%

	23,604	13,781	TEV	EBITDA multiple	4.3x – 7.6x / 6.3x	4.5x

				EBITDA	$1,100 - $6,219 / $3,403	$2,653

				Revenue multiple	—	2.3x

				Revenue	—	$13,905

Preferred and common equity /equivalents (C)	24,711	7,908	TEV	EBITDA multiple	4.3x – 7.6x / 6.1x	3.8x – 7.9x / 5.0x

				EBITDA	$998 - $15,685 / $4,135	$84 - $8,724 / $3,107

				Revenue multiple	—	0.3x – 2.3x / 2.3x

				Revenue	—	$2,451 - $13,905 / $13,903

	2,274	3,600	Investments in Funds

Total Investments, at Fair Value	$281,286	$256,878

(A)	September 30, 2013 includes one new proprietary debt investment for $7.0 million, which was valued at cost.
(B)	September 30, 2014 includes one new proprietary debt investment for $8.0 million and two follow-on debt investments for a combined $7.6 million, which were valued at cost, and one proprietary investment, which was valued at payoff amounts totaling $2.8 million.
(C)	September 30, 2014 includes one new proprietary equity investment for $0.8 million, which was valued at cost, and one proprietary equity investment, which was valued at payoff amount totaling $1.9 million. September 30, 2013 includes one new proprietary investment for $0.4 million, which was valued at cost.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2014 and 2013 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

Year Ended September 30, 2014:	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of September 30, 2013	$118,134	$127,236	$4,626	$6,882	$256,878
Total (losses) gains:
Net realized (loss) gain(B)	(13,445)	225	362	695	(12,163)
Net unrealized (depreciation) appreciation(C)	(2,889)	(13,378)	(7)	5,687	(10,587)
Reversal of prior period net depreciation (appreciation) on realization(C)	19,294	(246)	(370)	(702)	17,976

New investments, repayments, and settlements:( D)
Issuances/originations	27,677	62,800	9,780	2,076	102,333
Settlements/repayments	(25,657)	(40,750)	(913)	(1,131)	(68,451)
Sales	(4,700)	—	—	—	(4,700)

Fair Value as of September 30, 2014	$118,414	$135,887	$13,478	$13,507	$281,286

Year Ended September 30, 2013:	Senior Debt	Senior Subordinated Debt(A)	Preferred Equity	Common Equity/ Equivalents	Total
Fair value as of September 30, 2012	$157,160	$107,832	$1,103	$7,865	$273,960
Total (losses) gains:
Net realized (loss) gain(B)	(5,883)	130	—	—	(5,753)
Net unrealized (depreciation) appreciation(C)	(5,344)	95	(2,026)	(3,080)	(10,355)
Reversal of prior period net depreciation on realization(C)	10,145	15,883	—	—	26,028

New investments, repayments, and settlements:(D)
Issuances/originations	14,971	67,774	5,549	2,097	90,391
Settlements/repayments	(46,358)	(64,478)	—	—	(110,836)
Sales	(6,557)	—	—	—	(6,557)

Fair Value as of September 30, 2013	$118,134	$127,236	$4,626	$6,882	$256,878

(A)	Includes a junior subordinated investment totaling $0 and $0.6 million in fair value as of September 30, 2014 and 2013, respectively. During the quarter ended March 31, 2014, we exited our one junior subordinated debt investment at par.
(B)	Included in net realized (loss) gain on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2014 and 2013.
(C)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2014 and 2013.
(D)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Non-Syndicated Investments

As of September 30, 2014 and 2013, we held 29 non-syndicated investments with an aggregate fair value of $221.8 million and $196.3 million, or 78.9% and 76.4% of the total aggregate portfolio, respectively. During the year ended September 30, 2014, we invested in eight new non-syndicated investments totaling $70.7 million; sold two non-syndicated investments for net proceeds of $4.7 million in the aggregate, resulting in a combined realized loss of $13.5 million; and had six non-syndicated investments pay off at par, for which we received principal payments of $37.8 million and prepayment and success fees of $0.6 million in the aggregate. Additionally, during the year ended September 30, 2014, we funded a combined $13.3 million to existing non-syndicated portfolio companies through revolver draws and follow-on investments, while scheduled and unscheduled principal repayments were $10.5 million in the aggregate from existing non-syndicated portfolio companies (exclusive of the aforementioned $37.8 million in combined early payoffs at par). The following significant non-syndicated investment transactions occurred during the year ended September 30, 2014:

•	Alloy Die Casting Co. – In October 2013, we invested $7.0 million in Alloy Die Casting Co. (“ADC”), through a combination of senior term debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc metal components for a diverse range of end markets. This was a co-investment with one of our affiliated funds, Gladstone Investment Corporation (“Gladstone Investment”). Gladstone Investment invested an additional $16.3 million under the same terms as us.

•	Behrens Manufacturing, LLC – In December 2013, we invested $5.5 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of senior term debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Investment participated as a co-investor by investing an additional $12.9 million under the same terms as us.

•	J.America, Inc. – In December 2013, we invested $17.0 million in J.America, Inc. (“J.America”) through senior subordinated term debt. J.America, headquartered in Webberville, Michigan, is a supplier of licensed decorated and undecorated apparel and headwear to collegiate, resort and military markets, wholesale distributors and apparel decorators.

•	Meridian Rack & Pinion, Inc. – In December 2013, we invested $5.6 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of senior term debt and equity. Meridian, headquartered in San Diego, CA, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Investment participated as a co-investor by investing $13.0 million under the same terms as us.

•	LocalTel, LLC – In December 2013, we sold our investment in LocalTel, LLC (“LocalTel”) for net proceeds that are contingent on an earn-out agreement, which resulted in a realized loss of $10.8 million recorded in the three months ended December 31, 2013. LocalTel had been on non-accrual status at the time of the sale.

•	Edge Adhesives Holdings, Inc. – In February 2014, we invested $11.1 million in Edge Adhesives Holdings, Inc. (“Edge”) through a combination of senior term debt, senior subordinated term debt and equity. Edge, headquartered in Fort Worth, TX, is a leading developer and manufacturer of innovative adhesives, sealants, tapes and related solutions used in building products, transportation, electrical and HVAC, among other markets. Gladstone Investment participated as a co-investor by investing $16.7 million under the same terms as us.

•	WadeCo Specialties Inc. – In March 2014, we invested $11.3 million in WadeCo Specialties, Inc. (“WadeCo”) through a combination of senior term debt, senior subordinated term debt and equity. Headquartered in Midland, TX, WadeCo provides production well chemicals to oil well operators used for corrosion prevention, separating oil, gas and water once extracted, bacteria growth management, and conditioning water utilized for hydraulic fracturing.

•	Lignetics, Inc. – In March 2014, we invested $7.0 million in Lignetics, Inc. (“Lignetics”) through a combination of senior subordinated term debt and equity. Lignetics, headquartered in Sandpoint, ID, is a manufacturer and distributor of branded wood pellets, which are used as a renewable fuel source for home and industrial heating, animal bedding, moisture absorption products used in fluid management in the energy production industry, and fire logs and fire starters.

•	BAS Broadcasting – In March 2014, we sold our investment in BAS Broadcasting (“BAS”) for net proceeds of $4.7 million, which resulted in a realized loss of $2.8 million recorded in the three months ended March 31, 2014.

•	Southern Petroleum Laboratories, Inc. – In August 2014, we invested $8.8 million in Southern Petroleum Laboratories, Inc. (“SPL”) through a combination of senior subordinated term debt and equity. SPL, headquartered in Houston, TX, provides the oil and gas production industry with independent lab, measurement and field meter services and well production allocation services.

Syndicated Investments

We held a total of 16 and 18 syndicate loans with an aggregate fair value of $59.5 million and $60.6 million, or 21.1% and 23.6% of our total investment portfolio, as of September 30, 2014 and 2013, respectively. During the year ended September 30, 2014, we invested in five new syndicated investments for a combined $11.0 million. Additionally, we had seven syndicated investments pay off early at par, for which we received principal payments of $15.7 million and prepayment fees of $0.3 million in the aggregate during the year ended September 30, 2014.

Investment Concentrations

As of September 30, 2014, we had loans in 45 portfolio companies located in 20 states in 17 different industries, with an aggregate fair value of $281.3 million. The five largest investments at fair value as of September 30, 2014 totaled $94.3 million, or 33.5% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2013 totaling $96.0 million, or 37.4% of our total investment portfolio. As of September 30, 2014, our average investment by obligor was $7.8 million at cost, compared to $7.1 million at cost as of September 30, 2013.

The following table outlines our investments by security type at September 30, 2014 and 2013:

	September 30, 2014				September 30, 2013
	Cost		Fair Value		Cost		Fair Value
Senior debt	$168,023	48.1%	$118,414	42.1%	$184,146	55.4%	$118,134	46.0%
Senior subordinated debt	151,782	43.5	135,887	48.3	129,013	38.8	126,675	49.3
Junior subordinated debt	—	—	—	—	494	0.2	561	0.2

Total debt investments	319,805	91.6	254,301	90.4	313,653	94.4	245,370	95.5

Preferred equity	21,496	6.1	13,478	4.8	12,268	3.7	4,626	1.8
Common equity/equivalents	7,984	2.3	13,507	4.8	6,345	1.9	6,882	2.7

Total equity investments	29,480	8.4	26,985	9.6	18,613	5.6	11,508	4.5

Total Investments	$349,285	100.0%	$281,286	100.0%	$332,266	100.0%	$256,878	100.0%

Our investments at fair value consisted of the following industry classifications at September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, education and childcare	$47,538	16.9%	$45,339	17.7%
Oil and gas	42,831	15.2	15,174	5.9
Personal and non-durable consumer products	30,157	10.7	29,032	11.3
Diversified/conglomerate manufacturing	27,634	9.8	4,482	1.7
Electronics	24,811	8.8	33,711	13.1
Printing and publishing	23,999	8.5	22,224	8.7
Automobile	19,489	6.9	9,701	3.8
Cargo Transportation	12,838	4.6	12,984	5.1
Textiles and leather	8,171	2.9	8,476	3.3
Diversified natural resources, precious metals and minerals	7,176	2.6	—	—
Aerospace and defense	6,920	2.5	11,730	4.6
Buildings and real estate	6,617	2.4	6,392	2.5
Broadcast and entertainment	6,386	2.3	15,534	6.0
Beverage, food and tobacco	6,235	2.2	7,038	2.7
Mining, steel, iron and non-precious metals	4,455	1.6	17,733	6.9
Other, < 2.0%	4,205	1.5	10,903	4.2
Machinery	1,824	0.6	6,425	2.5

Total Investments	$281,286	100.0%	$256,878	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$107,387	38.2%	$118,570	46.2%
South	92,355	32.8	68,669	26.7
West	80,744	28.7	61,737	24.0
Northeast	800	0.3	7,902	3.1

Total Investments	$281,286	100.0%	$256,878	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2014:

Year Ending September 30,	Amount
2015	$81,074
2016	77,460
2017	12,431
2018	51,422
2019	51,182
Thereafter	47,499

Total contractual repayments	$321,068
Equity investments	29,480
Adjustments to cost basis on debt investments	(1,263)

Investment Portfolio as of September 30, 2014, at Cost:	$349,285

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2014 and 2013, we had gross receivables from portfolio companies of $0.4 million and $0.7 million, respectively. The allowance for uncollectible receivables was and $0.1 million at both September 30, 2014 and 2013. In addition, as of September 30, 2014 and 2013, we recorded an allowance for uncollectible interest receivables of $0.4 million and $0, respectively, which is reflected in interest receivable on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee, loan servicing fee and an incentive fee. The Adviser is controlled by our chairman and chief executive officer. On July 15, 2014, our Board of Directors, including a majority of the directors who are not parties to the agreement or interest persons of any such party, approved the annual renewal of the Advisory Agreement through August 31, 2015. The following table summarizes the base management fees, loan servicing fees, incentive fees and associated credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2014	2013	2012
Average total assets subject to base management fee(A)	$293,200	$281,100	$308,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%

Base management fee(B)	5,864	5,622	6,165
Portfolio company fee credit(C)	(797)	(324)	(342)
Senior syndicated loan fee waiver(D)	(117)	(183)	(428)

Net Base Management Fee	$4,950	$5,115	$5,395

Loan servicing fee(B)	3,503	3,656	3,604
Credit to base management fee - loan servicing fee(B)	(3,503)	(3,656)	(3,604)

Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$4,297	$4,343	$4,691
Incentive fee credit(E)	(1,180)	(1,014)	(278)

Net Incentive Fee	$3,117	$3,329	$4,413

Portfolio company fee credit(C)	$(797)	$(324)	$(342)
Senior syndicated loan fee waiver(D)	(117)	(183)	(428)
Incentive fee credit(E)	(1,180)	(1,014)	(278)

Credit to Fees from Adviser - Other(B)	$(2,094)	$(1,521)	$(1,048)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item, on our accompanying Consolidated Statements of Operations.
(C)	Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. We generally credit 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser.
(D)	Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the years ended September 30, 2014, 2013 and 2012.
(E)	Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2014, 2013 and 2012.

Base Management Fee

The base management fee is computed and generally payable quarterly to the Adviser and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters

(inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. The base management fee is then adjusted by certain credits from the Adviser as explained in the notes to the table above.

Additionally, the Adviser services, administers and collects on the loans held by Business Loan, in return for which our Adviser receives a 2% annual fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with our revolving line of credit. All loan servicing fees are credited back to us by the Adviser. Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2014, 2013 and 2012.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate net unrealized capital depreciation, if any, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate net unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate net unrealized capital depreciation, if any. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through September 30, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such fiscal year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through September 30, 2014.

Administration Agreement

The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and the salaries and benefits expenses of the Administrator’s employees, including, but not limited to, the chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as the Adminstrator’s president). Prior to July 1, 2014, our allocable portion of the expenses were derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our allocable portion of the Administrator’s expenses are derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator under contractual agreements. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,
	2014	2013
Base management fee due to Adviser	$604	$529
Incentive fee due to Adviser	271	1,177

Total fees due to Adviser	875	1,706

Fee due to Administrator	218	126

Total Related Party Fees Due	$1,093	$1,832

Other operating expenses due to the Adviser as of September 30, 2014 and 2013, totaled $20 and $18, respectively. In addition, other co-investment expenses due to Gladstone Investment totaled $41 and $0.2 million for the years ended September 30, 2014 and 2013, respectively. These expenses were paid in full subsequent to each fiscal year end and have been included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2014 and 2013.

Notes Receivable from Former Employees

We have, from time to time, held promissory notes from certain of our former employees, who are now employees of the Adviser. The notes were for the exercise of options granted under our Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The notes require the quarterly payment of interest at the market rate in effect at the date of issuance, have varying terms not exceeding ten years and have been recorded as a reduction of net assets. The notes are evidenced by full recourse notes that are due upon maturity or 60 days following termination of employment with the Adviser, and the shares of common stock purchased with the proceeds of the notes were posted as collateral. We received $0.1 million and $2.8 million in aggregated principal repayments during the years ended September 30, 2014 and 2013, respectively. We recognized interest income from all employee notes of an aggregated $14, $0.1 million and $0.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.

The following table is a summary of all outstanding notes issued to employees of the Adviser of September 30, 2014 and 2013:

Issue Date	Original Amount of Employee Note		Outstanding Balance on Employee Note As of September 30,		Maturity Date	Interest Rate on Note
			2014	2013
Jul-06	$275	(A)	$100	$175	Jul-15	8.26%

(A)	On September 7, 2010, we entered into a redemption agreements (the “Redemption Agreement”) with Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Ms. Gladstone on July 13, 2006, in the principal amount of $0.3 million (the “Note”). Ms. Gladstone originally executed the Notes to facilitate her payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Note, we, together with Ms. Gladstone entered into a stock pledge agreement (the “Pledge Agreement”), pursuant to which Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 18,334 shares of our common stock that Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). The Redemption Agreement provides that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreement, we reserved all of our existing rights under the Note and the Pledge Agreement, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. During the years ended September 30, 2014 and 2013, Ms. Gladstone paid down $75 and $0.1 million, respectively, of the principal of her Note, leaving a principal balance of $0.1 million and $0.2 million outstanding as of September 30, 2014 and September 30, 2013, respectively. In connection with Ms. Gladstone’s pay downs of principal, we have not released any of our first priority security interests on her Pledged Shares.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our remaining note totaling $0.1 million and $0.2 million as of September 30, 2014 and 2013, respectively, was recorded as a note receivable from employee and is included in the net assets section of our accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2014, we determined that this note was still full recourse.

NOTE 5. BORROWINGS

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolving period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance Inc. (effective January 1, 2014, now known as Key Equipment Finance, a division of KeyBank National Association) (“Key Equipment”) as administrative agent. Keybank National Association (“Keybank”), Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50.0% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50.0%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.6 million in January 2013 and $0.7 million in April 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of September 30, 2014 and 2013 and during the years ended September 30, 2014, 2013 and 2012.

	As of September 30,
	2014	2013
Commitment amount	$137,000	$137,000
Borrowings outstanding	36,700	46,900
Availability	57,500	60,880

	Year Ended September 30,
	2014	2013	2012
Weighted average borrowings outstanding	$41,866	$53,207	$72,192
Weighted average interest rate(A)	6.3%	6.0%	6.1%
Commitment (unused) fees incurred	$959	$853	$520

(A)	Excludes the impact of deferred financing fees and includes the weighted average unused commitment fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also generally limits payments of distributions to our stockholders to our aggregate net investment income for each of the twelve month periods ending September 30, 2014, 2015 and 2016. Business Loan is subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of September 30, 2014, (ii) asset coverage with respect to senior securities representing indebtedness and senior securities that are stock, (our “Senior Securities”), of at least 200.0%, in accordance with Section 18, as modified by Section 61, of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2014, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $260.7 million, an asset coverage of 305.4% and an active status as a BDC and RIC. In addition, we had 29 obligors in the borrowing base of our Credit Facility as of September 30, 2014. As of September 30, 2014, we were in compliance with all of the facility covenants.

On July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2014 and 2013, the fair value of our interest rate cap agreement was $0 and $4, respectively.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2014 and 2013, the discount rate used to determine the fair value of our Credit Facility was 4.0% and 4.3%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation, may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of September 30, 2014 and 2013, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2014 and 2013, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2014 and 2013:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2014	2013
Credit Facility	$38,013	$47,102

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2014	2013
Fair value as of September 30, 2013 and 2012, respectively	$47,102	$62,451
Borrowings	108,800	84,800
Repayments	(119,000)	(96,700)
Net unrealized appreciation (depreciation) (A)	1,111	(3,449)

Fair Value as of September 30, 2014 and 2013, respectively	$38,013	$47,102

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Assets and Liabilities for the years ended September 30, 2014 and 2013.

The fair value of the collateral under our Credit Facility was approximately $222.0 million and $229.3 million in aggregate as of September 30, 2014 and 2013, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In May 2014, we completed a public offering of approximately 2.4 million shares of 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Series 2016 Term Preferred Stock”) and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. In connection with the voluntary redemption of our Series 2016 Term Preferred Stock, we recognized a realized loss on extinguishment of debt of $1.3 million, which has been reflected on our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

We incurred approximately $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock have a mandatory redemption date of June 30, 2021, and are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 200.0% and do not take steps to cure such asset coverage amount within a specified period of time. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price in order to have an asset coverage ratio of up to and including 240.0% and, at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2014, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock.

In November 2011, we completed a public offering of approximately 1.5 million shares of our Series 2016 Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $36.4 million, a portion of which was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which were recorded as deferred financing fees on our accompanying Consolidated Statements of Assets and Liabilities and were amortized over the redemption period ending December 31, 2016. In May 2014, when we voluntarily redeemed our Series 2016 Term Preferred Stock, the remaining unamortized costs were fully written off as part of the realized loss on extinguishment of debt discussed above. Our Series 2016 Term Preferred Stock provided for a fixed dividend equal to 7.125% per year, payable monthly (which equated in total to approximately $2.7 million per year). The shares of our Series 2016 Term Preferred were traded under the ticker symbol of “GLADP” on the NASDAQ Global Select Market. In connection with the voluntary redemption, shares of our Series 2016 Term Preferred Stock were removed from listing on May 22, 2014.

We paid the following monthly distributions on our Series 2016 Term Preferred Stock for the years ended September 30, 2014 and 2013, respectively:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2016 Term Preferred Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.14843750
	October 8, 2013	November 14, 2013	November 29, 2013	0.14843750
	October 8, 2013	December 16, 2013	December 31, 2013	0.14843750
	January 7, 2014	January 22, 2014	January 31, 2014	0.14843750
	January 7, 2014	February 19, 2014	February 28, 2014	0.14843750
	January 7, 2014	March 17, 2014	March 31, 2014	0.14843750
	April 8, 2014	April 21, 2014	April 30, 2014	0.14843750
	April 8, 2014	May 20, 2014	May 23, 2014(A)	0.14843750

			Fiscal Year 2014 Total:	$1.18750000

2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.14843750
	October 10, 2012	November 19, 2012	November 30, 2012	0.14843750
	October 10, 2012	December 19, 2012	December 31, 2012	0.14843750
	January 8, 2013	January 18, 2013	January 31, 2013	0.14843750
	January 8, 2013	February 15, 2013	February 28, 2013	0.14843750
	January 8, 2013	March 15, 2013	March 28, 2013	0.14843750
	April 9, 2013	April 22, 2013	April 30, 2013	0.14843750
	April 9, 2013	May 20, 2013	May 31, 2013	0.14843750
	April 9, 2013	June 19, 2013	June 28, 2013	0.14843750
	July 9, 2013	July 19, 2013	July 31, 2013	0.14843750
	July 9, 2013	August 21, 2013	August 30, 2013	0.14843750
	July 9, 2013	September 18, 2013	September 30, 2013	0.14843750

			Fiscal Year 2013 Total:	$1.78125000

(A)	We redeemed all of the outstanding shares of our Series 2016 Term Preferred Stock on May 23, 2014 and at that time, we paid the May dividends in full for record holders as of May 20, 2014.

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the year ended September 30, 2014 (no distributions were paid on our Series 2021 Term Preferred Stock prior to June 30, 2014):

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2014	May 29, 2014	June 19, 2014	June 30, 2014(B)	$0.19687500
	July 15, 2014	July 25, 2014	August 5, 2014	0.14062500
	July 15, 2014	August 20, 2014	August 29, 2014	0.14062500
	July 15, 2014	September 19, 2014	September 30, 2014	0.14062500

			Fiscal Year 2014 Total:	$0.61875000

(B)	The dividend declared on May 29, 2014 on our Series 2021 Term Preferred Stock covers the partial period from May 20, 2014 through May 31, 2014 and also covers the June 2014 dividend.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our term preferred stock at cost as of September 30, 2014 and 2013. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of September 30, 2014, was approximately $63.0 million and for our Series 2016 Term Preferred Stock as of September 30, 2013, was approximately $40.0 million. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder distributions declared and paid on our Series 2016 Term Preferred Stock for the years ended September 30, 2014 and 2013, were approximately $1.8 million and $2.7 million, respectively. Aggregate preferred stockholder distributions declared and paid on our Series 2021 Term Preferred Stock for the year ended September 30, 2014, were approximately $1.5 million. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. COMMON STOCK TRANSACTIONS

We filed Post-effective Amendment No. 1 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 23, 2013, and subsequently filed Post-effective Amendment No. 2 on February 14, 2014, which the SEC declared effective on February 21, 2014. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. We currently have the ability to issue up to $239.0 million in securities under our Registration Statement through one or more transactions. We issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock under our Registration Statement in May 2014 for gross proceeds of $61.0 million. No other securities have been issued to date under our Registration Statement.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$11,233	$32,219	$(8,008)
Denominator for basic and diluted weighted average common shares	21,000,160	21,000,160	21,011,123

Basic and Diluted Net Increase (Decrease) in Net Assets Resulting from Operations per Weighted Average Common Share	$0.53	$1.53	$(0.38)

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

The federal income tax characteristics of all distributions will be reported to stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For each of the nine months ended September 30, 2013, approximately 92.0% of our common distributions were deemed to be paid from ordinary income, with the remainder of approximately 8.0% deemed to be from a return of capital. For each of the three months ended December 31, 2013, approximately 100.0% of our common distributions were deemed to be paid from ordinary income, with none deemed to be from a return of capital. For the calendar year ended December 31, 2012, approximately 92.0% of our common distributions were deemed to be paid from ordinary income with the remainder of approximately 8.0% deemed to be from a return of capital. The return of capital in both the 2013 and 2012 calendar years resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes. For the calendar year ended December 31, 2011, 100.0% of our distributions were deemed to be paid from ordinary income.

We paid the following monthly distributions to common stockholders for the fiscal years ended September 30, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	October 8, 2013	October 22, 2013	October 31, 2013	$0.07
	October 8, 2013	November 14, 2013	November 29, 2013	0.07
	October 8, 2013	December 16, 2013	December 31, 2013	0.07
	January 7, 2014	January 22, 2014	January 31, 2014	0.07
	January 7, 2014	February 19, 2014	February 28, 2014	0.07
	January 7, 2014	March 17, 2014	March 31, 2014	0.07
	April 8, 2014	April 21, 2014	April 30, 2014	0.07
	April 8, 2014	May 20, 2014	May 30, 2014	0.07
	April 8, 2014	June 19, 2014	June 30, 2014	0.07
	July 15, 2014	July 25, 2014	August 5, 2014	0.07
	July 15, 2014	August 20, 2014	August 29, 2014	0.07
	July 15, 2014	September 19, 2014	September 30, 2014	0.07

			Fiscal Year 2014 Total:	$0.84

2013	October 10, 2012	October 22, 2012	October 31, 2012	$0.07
	October 10, 2012	November 19, 2012	November 30, 2012	0.07
	October 10, 2012	December 19, 2012	December 31, 2012	0.07
	January 8, 2013	January 18, 2013	January 31, 2013	0.07
	January 8, 2013	February 15, 2013	February 28, 2013	0.07
	January 8, 2013	March 15, 2013	March 28, 2013	0.07
	April 9, 2013	April 22, 2013	April 30, 2013	0.07
	April 9, 2013	May 20, 2013	May 31, 2013	0.07
	April 9, 2013	June 19, 2013	June 28, 2013	0.07
	July 9, 2013	July 19, 2013	July 31, 2013	0.07
	July 9, 2013	August 21, 2013	August 30, 2013	0.07
	July 9, 2013	September 18, 2013	September 30, 2013	0.07

			Fiscal Year 2013 Total:	$0.84

Aggregate distributions declared and paid to our common stockholders were approximately $17.6 million for each of the years ended September 30, 2014 and 2013, and were declared based on estimates of net investment income for the respective fiscal years. For each of the years ended September 30, 2014, 2013 and 2012, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends), which resulted in an estimated partial return of capital of approximately $15.2 million, $1.3 million and $1.5 million, respectively. The returns of capital primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes in each of those fiscal years.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2014	2013
Common stock	$21	$21
Capital in excess of par value	307,348	322,936
Notes receivable from employees	(100)	(175)
Cumulative net unrealized depreciation of investments	(68,659)	(78,239)
Cumulative net unrealized appreciation of other	(1,374)	(260)
Capital loss carryforward	(36,228)	(35,569)
Post-October tax loss deferral	—	(2,486)
Other temporary differences	(1,348)	(236)

Net Assets	$199,660	$205,992

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2014, we had $26.4 million and $0.9 million of capital loss carryforwards that expire in 2018 and 2019, respectively. Additionally, as of September 30, 2014, we had $9.0 million of capital loss carryforwards that do not expire. We had no deemed distributions during the years ended September 30, 2014, 2013 and 2012.

For the years ended September 30, 2014 and 2013, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, net assets nor cash flows were affected by this revision.

	Year Ended September 30,
	2014	2013
Overdistributed net investment income	$(2,556)	$(373)
Accumulated net realized losses	18,144	2,151
Capital in excess of par value	(15,588)	(1,778)

The tax character of distributions paid by us to common stockholders is summarized as follows:

	Year Ended September 30,
	2014	2013	2012
Distributions from:
Ordinary income	$2,430	$16,309	$16,189
Return of capital	15,210	1,331	1,461

Total Common Distributions	$17,640	$17,640	$17,650

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in amount up to 100.0% of our investment company taxable income. Because we have distributed more than 90.0% of our investment company taxable income, no income tax provisions have been recorded for the years ended September 30, 2014, 2013 and 2012.

In an effort to limit certain federal excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2014, 2013 and 2012.

Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of as of September 30, 2014, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. We recorded $0 in aggregate contingent liabilities against the escrow amounts as of September 30, 2014 and 2013.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit with portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some of our portfolio companies during the normal course of business. In January 2012, we executed a guarantee for one of our Control investments, Viapack, to irrevocably and unconditionally guarantee payment and performance of Viapack’s obligations regarding purchase agreements and expenses to one of its vendors. This guarantee, for a maximum amount of $0.3 million, was terminated effective January 4, 2013, as part of the sale of our investment in Viapack. We were never required to make any payments on this guarantee. As of September 30, 2014 and 2013, we were not party to any guarantees.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of September 30, 2014 and 2013, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes the dollar balances of our unused line of credit and uncalled capital commitments as of September 30, 2014 and 2013, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

	As of September 30,
	2014	2013
Unused line of credit commitments	$5,905	$6,524
Uncalled capital commitment	2,827	2,700

Total	$8,732	$9,224

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2014	2013	2012	2011	2010
Per Common Share Data:
Net asset value at beginning of year (A)	$9.81	$8.98	$10.16	$11.85	$11.81
Income from investment operations(B)
Net investment income	0.87	0.88	0.91	0.88	0.84
Net realized loss on investments and escrows	(0.58)	(0.25)	(0.61)	(0.06)	(0.14)
Net unrealized appreciation (depreciation) of investments	0.35	0.74	(0.53)	(1.84)	0.11
Realized loss on extinguishment of debt	(0.06)	—	—	—	—
Net unrealized (appreciation) depreciation of other	(0.05)	0.16	(0.15)	0.02	(0.03)

Total from investment operations	0.53	1.53	(0.38)	(1.00)	0.78

Distributions to common stockholders from(B)(C)
Taxable ordinary income	(0.12)	(0.78)	(0.77)	(0.84)	(0.80)
Return of capital	(0.72)	(0.06)	(0.07)	—	(0.04)

Total distributions	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)

Capital share transactions(B)
Repayment of principal (including stock redemption) on employee notes	—	0.14	0.02	0.15	0.07
Anti-dilutive effect of common stock reduction	—	—	—	—	0.03

Total from capital share transactions	—	0.14	0.02	0.15	0.10

Other, net(B)(D)	0.01	—	0.02	—	—

Net asset value at end of year(A)	$9.51	$9.81	$8.98	$10.16	$11.85

Per common share market value at beginning of year	$8.73	$8.75	$6.86	$11.27	$8.93
Per common share market value at end of year	8.77	8.73	8.75	6.86	11.27
Total return(E)	9.62%	9.90%	41.39%	(33.77)%	37.46%
Common stock outstanding at end of year(A)	21,000,160	21,000,160	21,000,160	21,039,242	21,039,242

Statement of Assets and Liabilities Data:
Net assets at end of year	$199,660	$205,992	$188,564	$213,721	$249,246
Average net assets(F)	201,009	189,599	201,012	235,901	249,968
Senior Securities Data:
Borrowings under Credit Facility, at cost	$36,700	$46,900	$58,800	$99,400	$16,800
Mandatorily redeemable preferred stock	61,000	38,497	38,497	—	—
Asset coverage ratio(G)	305%	341%	296%	315%	1,419%
Average coverage per unit(H)	$3,054	$3,410	$2,963	$3,150	$14,187
Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)	11.85%	12.10%	12.90%	8.82%	8.65%
Ratio of net expenses to average net assets(J)(K)	9.06	9.37	10.59	7.12	7.11
Ratio of net investment income to average net assets(L)	9.14	9.70	9.47	7.81	7.10

(A)	Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(E)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(F)	Computed using the average of the balance of net assets at the end of each month of the fiscal year.
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our Senior Securities. Our mandatorily redeemable preferred stock is a Senior Security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Ratio of expenses to average net assets is computed using expenses, before credits and waivers, from the Adviser. The ratio of expenses to average net assets for the twelve months ended September 30, 2013, 2012, 2011 and 2010 were revised from the previously reported ratios, which were 10.17%, 11.11%, 7.39% and 7.28%. Refer to Note 2—Summary of Significant Accounting Policies for additional information on the revisions.
(J)	Ratio of net expenses to average net assets is computed using total expenses, net of credits and waivers from the Adviser, to the base management, loan servicing and incentive fees.

(K)	Had we not received any voluntary waivers of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 9.65%, 9.91%, 10.72%, 7.13%, and 7.18% for the fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010, respectively.
(L)	Had we not received any voluntary waivers of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.55%, 9.17%, 9.13%, 7.64%, and 7.02% for the fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended September 30, 2014
	Quarter Ended December 31, 2013	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014
Total investment income	$8,392	$9,331	$10,180	$8,682
Net investment income	4,410	4,485	5,063	4,410
Net increase (decrease) in net assets resulting from operations	10,506	(2,102)	(20,175)	23,004

Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$0.50	$(0.10)	$(0.96)	$1.09

	Quarter Ended December 31, 2012	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013
Total investment income	$9,828	$8,424	$8,551	$9,351
Net investment income	4,859	4,410	4,410	4,707
Net increase (decrease) in net assets resulting from operations	8,366	(2,763)	(2,059)	28,675

Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$0.40	$(0.13)	$(0.10)	$1.36

NOTE 14. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries as of September 30, 2014 and 2013 and for the years ended September 30, 2014, 2013 and 2012, that met at least one of the significant conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Rule 3-09 of Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of September 30, 2014 and 2013 and for the years ended September 30, 2014, 2013 and 2012.

		As of September 30,			For the Year Ended September 30,
Portfolio Company	Balance Sheet	2014	2013	Income Statement	2014	2013	2012
Defiance Integrated	Current assets	$8,244	$5,116	Net sales	$28,565	$24,012	$25,417
Technologies, Inc.	Noncurrent assets	11,237	11,086	Gross profit	6,589	4,282	4,790
	Current liabilities	4,056	2,417	Net income	2,016	597	983
	Noncurrent liabilities	8,370	8,725

Lindmark Acquisition, LLC(A)	Current assets	983	3,376	Net sales	62	7,236	7,372
	Noncurrent assets	270	1,309	Gross profit	(60)	4,346	4,531
	Current liabilities	16	2,004	Net (loss) income	(1,910)	8,408	(2,216)
	Noncurrent liabilities	7,141	6,661

Midwest Metal Distribution, Inc.	Current assets	31,371	36,184	Net sales	104,867	100,967	106,580
	Noncurrent assets	6,668	7,712	Gross profit	8,801	7,472	9,668
	Current liabilities	47,633	32,571	Net (loss) income	(1,690)	(11,846)	99
	Noncurrent liabilities	48	19,491

RBC Acquisition Corp.	Current assets	7,884	6,621	Net sales	12,508	13,786	9,891
	Noncurrent assets	21,240	22,890	Gross profit	861	1,526	(739)
	Current liabilities	30,814	6,432	Net loss	(5,859)	(7,132)	(5,406)
	Noncurrent liabilities	1,911	22,774

Sunshine Media Group, Inc.	Current assets	3,481	3,134	Net sales	15,703	15,006	16,707
	Noncurrent assets	1,453	14,713	Gross profit	7,508	6,305	7,687
	Current liabilities	8,798	9,645	Net loss	(783)	(4,405)	(12,469)
	Noncurrent liabilities	27,794	28,554

Viapack, Inc.(B)	Current assets	—	—	Net sales	—	3,848	22,461
	Noncurrent assets	—	—	Gross profit	—	456	1,737
	Current liabilities	—	—	Net loss	—	(154)	(12,114)
	Noncurrent liabilities	—	—

(A)	Substantially all assets were sold in September 2013.
(B)	Investment exited in November 2012. The financial information presented for the income statement for the year ended September 30, 2013 is from October 1, 2012 through the date of exit in November 2012.

Defiance Integrated Technologies, Inc. (“Defiance”) was incorporated in Delaware on May 22, 2009. Defiance is a leading manufacturer of axle nut and washer systems for heavy (Class 8) truck industry in North America and also provides a wheel bearing retainer nut, used primarily on light trucks, and brake cable tension limiters. Defiance is headquartered in Defiance, OH.

Lindmark was incorporated in Delaware on January 15, 2009 and is a single member limited liability company. The Company was primarily engaged in the outdoor advertising business operating approximately 1,600 billboard advertising displays in six states.

Midwest Metal Distribution, Inc. (“Midwest Metal”) was incorporated in Delaware, on May 18, 2010 and is a distributor and processor of custom cut aluminum and stainless steel sheet plate and bar products. Midwest Metal is headqurtered in Clinton, Ohio.

Sunshine Media Group, Inc. (“Sunshine”) was incorporated in Delaware on December 20, 2000 and is headquartered in Chattanooga, Tennessee. Sunshine is a fully integrated publishing, media and marketing services company that provides custom media and branded content solutions across multiple platforms, with an emphasis on healthcare and financial services.

Viapack, Inc. (“Viapack”) was incorporated in Delaware on March 31, 2004 and is headquartered in Dalton, Georgia. Viapack was a regional manufacturer and marketer of polyethylene film serving the packaging and plastic film converting industries.

NOTE 15. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to September 30, 2014, we funded a follow-on investment of $4.0 million in Vitera Healthcare Solutions, LLC and received $2.6 million in scheduled and unscheduled loan repayments from existing portfolio companies, which included the early payoff of $2.5 million in debt and equity at cost from North American Aircraft Services, LLC. This early payoff resulted in a realized gain of $1.6 million and success fees of $0.6. million.

Distributions

On October 7, 2014, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
October 22,2014	October 31,2014	$0.07	$0.140625
November 17,2014	November 26,2014	0.07	0.140625
December 19,2014	December 31,2014	0.07	0.140625

	Total for the Quarter	$0.21	$0.421875

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOUSRE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the fiscal year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Election of Directors” and “Section  16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Director Compensation for Fiscal 2014.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Principal Accounting Firm Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

2.	The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates 119

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Appendix A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No. 814-000000), filed July 30, 2014.

3.5	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.6	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.7	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.8	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

4.3	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.

10.5	Fourth Amended and Restated Credit Agreement dated as of March 15, 2010, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed March 16, 2010.

10.6	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of November 22, 2010, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 814-00237), filed November 22, 2010.

10.7	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 10, 2011 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

10.8	Consent and Acknowledgement to Increase No. 1 under Fourth Amended and Restated Credit Agreement, dated as of August 9, 2011 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed August 10, 2011.

10.9	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of January 19, 2012 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed January 24, 2012.

10.10	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of January, 29, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed January, 29, 2013.

10.11	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed April 30, 2013.

10.12	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of April 26, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed April 30, 2013.

10.13	Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated as of September 12, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

10.14	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.15	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.16	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12	Statements Re: Computation of Ratios (filed herewith).

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2013 and 2012 (audited) (filed herewith).

99.2	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2012 and 2011 (audited) (filed herewith).

99.3	Financial Statements of Midwest Metal Distribution, Inc. and Subsidiaries as of and for the years ended December 31, 2013 and 2012 (audited) (filed herewith).

99.4	Financial Statements of Midwest Metal Distribution, Inc. and Subsidiaries as of and for the years ended December 31, 2012 and 2011 (unaudited) (filed herewith).

99.5	Financial Statements of Sunshine Media Group, Inc. as of and for the years ended December 31, 2013 and 2012 (unaudited) (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 12, 2014	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 12, 2014	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 12, 2014	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 12, 2014	By:	/s/ ROBERT L. MARCOTTE
Robert L. Marcotte
President

Date: November 12, 2014	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer (principal financial and accounting officer)

Date: November 12, 2014	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 12, 2014	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Director

Date: November 12, 2014	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 12, 2014	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 12, 2014	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 12, 2014	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Interest, Dividends, and Other Income(C)	Value as of September 30, 2013	Gross Additions(D)	Gross Reductions(E)	Value as of September 30, 2014
CONTROL INVESTMENTS:
Defiance Integrated	Senior Term Debt	$743	$6,865	$—	$(320)	$6,545
Technologies, Inc.	Common Stock	—	1,867	4,799	(205)	6,461

		743	8,732	4,799	(525)	13,006

Lindmark Acquisition, LLC	Senior Subordinated Term Debt	1,404	—	—	—	—
	Senior Subordinated Term Debt	—	916	31	(858)	89
	Common Stock	—	—	—	—	—

		1,404	916	31	(858)	89

LocalTel, LLC (H)	Line of Credit(F)	—	—	3,799	(3,799)	—
	Senior Term Debt(F)	—	—	325	(325)	—
	Line of Credit(F)	—	—	1,170	(1,170)	—
	Senior Term Debt(F)	—	—	2,688	(2,688)	—
	Senior Term Debt(F)	—	—	2,750	(2,750)	—
	Common Stock Warrants	—	—	—	—	—

		—	—	10,732	(10,732)	—

Midwest Metal	Senior Subordinated Term Debt(F)	1,481	17,733	3,612	(16,890)	4,455
Distributions, Inc.	Common Stock Warrants	—	—	—	—	—
	Preferred Stock	—	—	175	(175)	—

		1,481	17,733	3,787	(17,065)	4,455

RBC Acquisition Corp.(G)	Line of Credit	124	4,000	—	(4,000)	—
	Mortgage Note	231	6,969	—	(6,969)	—
	Senior Term Debt	477	11,392	—	(11,392)	—
	Senior Subordinated Term Debt	261	6,000	—	(6,000)	—
	Preferred Stock	—	2,447	72	(2,519)	—
	Common Stock	—	183	3,184	(3,367)	—

		1,093	30,991	3,256	(34,247)	—

Sunshine Media Holdings	Line of Credit(F)	—	320	128	(24)	424
	Senior Term Debt(F)	—	3,389	1,356	(254)	4,491
	Senior Term Debt(F)	—	2,140	910	(161)	2,889
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—

		—	5,849	2,394	(439)	7,804

TOTAL CONTROL INVESTMENTS		$4,721	$64,221	$24,999	$(63,866)	$25,354

AFFILIATE INVESTMENTS:

Ashland Acquisition, LLC	Line of Credit	$15	$—	$—	$—	$—
	Senior Term Debt	852	7,000	88	(35)	7,053
	Preferred Equity Units	—	440	206	(440)	206
	Common Equity Units	—	—	—	—	—

		867	7,440	294	(475)	7,259

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Interest, Dividends, and Other Income(C)	Value as of September 30, 2013	Gross Additions(D)	Gross Reductions(E)	Value as of September 30, 2014
AFFILIATE INVESTMENTS (Continued):
Edge Adhesives Holdings,	Line of Credit	$51	$—	$771	$(3)	$768
Inc.(I)	Senior Term Debt	463	—	6,223	(15)	6,208
	Senior Subordinated Term Debt	131	—	1,608	(4)	1,604
	Senior Subordinated Term Debt	14	—	585	—	585
	Convertible Preferred Stock	—	—	2,885	—	2,885

		659	—	12,072	(22)	12,050
FedCap Partners, LLC	Class A Membership Units	701	3,347	106	(1,215)	2,238

Lignetics, Inc.(I)	Senior Subordinated Term Debt	408	—	6,030	(23)	6,007
	Common Stock	—	—	1,269	(100)	1,169

		408	—	7,299	(123)	7,176

RBC Acquisition Corp.(G)	Line of Credit	203	—	4,000	—	4,000
	Mortgage Note	378	—	6,941	(50)	6,891
	Senior Term Debt	780	—	21,179	(9,787)	11,392
	Senior Subordinated Term Debt	426	—	12,000	(6,000)	6,000
	Preferred Stock	—	—	5,219	(5,219)	—
	Common Stock	—	—	3,367	(3,367)	—

		1,787	—	52,706	(24,423)	28,283

TOTAL AFFILIATE INVESTMENTS		$4,422	$10,787	$72,477	$(26,258)	$57,006

(A)	Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company.
(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in our accompanying Consolidated Schedules of Investments as of September 30, 2014 and 2013.
(C)	Represents the total amount of interest, dividends and other income credited to investment income for the portion of the fiscal year an investment was a control or affiliate investment, as appropriate.
(D)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.
(E)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.
(F)	Debt security is on non-accrual status as of September 30, 2014, and, therefore, was considered non-income producing for a period of time during the fiscal year ended September 30, 2014.
(G)	We acquired a controlling position in RBC Acquisition Corp. in March 2013 and, as such, this investment is shown as a Control investment on our accompanying Consolidated Schedule of Investments as of September 30, 2013. We ceded a portion of our voting rights in RBC Acquisition Corp. in March 2014, and, as such, this investment is shown as an Affiliate investment on our accompanying Consolidated Schedule of Investments as of September 30, 2014.
(H)	We exited this investment during the year ended September 30, 2014.
(I)	New investments during the year ended September 30, 2014.
**	Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.