Form 10-K/A
period 2014-09-30
GLADSTONE CAPITAL CORP
filed 2014-12-29
CIK 1143513

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

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K. Such proxy statement was filed on December 12, 2014.

EXPLANATORY NOTE

Gladstone Capital Corporation (“we” or the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2014 (the “Form 10-K”), to provide separate audited financial statements for our unconsolidated portfolio company, RBC Acquisition Corp. and Subsidiary (“RBC”), as of and for the fiscal year ended September 30, 2014 (Exhibit 99.6) and separate unaudited financial statements for RBC as of and for the fiscal years ended September 30, 2013 and 2012 (Exhibit 99.7), in Part IV, Item 15.

We have determined that this unconsolidated portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate financial statements of RBC are being filed as an amendment to the Form 10-K, within 90 days after the end of our fiscal year.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to to include, among other items, the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

No other changes have been made to the Form 10-K other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

3.	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Appendix A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No. 814-000000), filed July 30, 2014.

3.5	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.6	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.7	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.8	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed on October 5, 2006.

10.5	Fourth Amended and Restated Credit Agreement dated as of March 15, 2010, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed March 16, 2010.

10.6	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of November 22, 2010, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 814-00237), filed November 22, 2010.

10.7	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 10, 2011 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

10.8	Consent and Acknowledgement to Increase No. 1 under Fourth Amended and Restated Credit Agreement, dated as of August 9, 2011 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed August 10, 2011.

10.9	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of January 19, 2012 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed January 24, 2012.

10.10	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of January, 29, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed January, 29, 2013.

10.11	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of February 21, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed April 30, 2013.

10.12	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of April 26, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed April 30, 2013.

10.13	Amendment No. 7 to Fourth Amended and Restated Credit Agreement, dated as of September 12, 2013, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Key Equipment Finance Inc., as Administrative Agent, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

10.14	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.15	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.16	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

11*	Computation of Per Share Earnings.

12*	Statements Re: Computation of Ratios.

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

21*	Subsidiaries of the Registrant.

23*	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2013 and 2012 (audited).

99.2*	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2012 and 2011 (audited).

99.3*	Financial Statements of Midwest Metal Distribution, Inc. and Subsidiaries as of and for the years ended December 31, 2013 and 2012 (audited).

99.4*	Financial Statements of Midwest Metal Distribution, Inc. and Subsidiaries as of and for the years ended December 31, 2012 and 2011 (unaudited).

99.5*	Financial Statements of Sunshine Media Group, Inc. as of and for the years ended December 31, 2013 and 2012 (unaudited).

99.6	Financial Statements of RBC Acquisition Corp. and Subsidiary as of and for the year September 30, 2014 (audited).

99.7	Financial Statements of RBC Acquisition Corp. and Subsidiary as of and for the years ended September 30, 2013 and 2012 (unaudited).

*	Filed November 12, 2014, with the Company’s Annual Report on Form 10-K (File No. 811-000000), for the year ended September 30, 2014, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: December 29, 2014	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2014	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: December 29, 2014	By:	/s/ TERRY L. BRUBAKER
Terry L. Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: December 29, 2014	By:	/s/ ROBERT L. MARCOTTE
Robert L. Marcotte
President

Date: December 29, 2014	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer (principal financial and accounting officer)

Date: December 29, 2014	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: December 29, 2014	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Director

Date: December 29, 2014	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: December 29, 2014	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: December 29, 2014	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: December 29, 2014	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: December 29, 2014	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director