Form 10-Q
period 2014-12-31
GLADSTONE CAPITAL CORP
filed 2015-02-02
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of January 30, 2015 was 21,000,160.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2014	September 30, 2014
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (Cost of $283,539 and $225,845, respectively)	$249,107	$198,926
Affiliate investments (Cost of $60,275 and $61,281, respectively)	55,747	57,006
Control investments (Cost of $42,046 and $62,159, respectively)	21,770	25,354

Total investments at fair value (Cost of $385,860 and $349,285, respectively)	326,624	281,286

Cash and cash equivalents	6,380	6,314
Restricted cash and cash equivalents	974	675
Interest receivable	3,583	2,767
Due from custodian	1,999	6,022
Deferred financing fees	3,039	3,340
Other assets	1,382	1,025

TOTAL ASSETS	$343,981	$301,429

LIABILITIES
Borrowings at fair value (Cost of $83,500 and $36,700, respectively)	$84,078	$38,013
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding	61,000	61,000
Accounts payable and accrued expenses	590	462
Interest payable	207	146
Fees due to Adviser(A)	1,470	875
Fee due to Administrator(A)	281	218
Other liabilities	774	1,055

TOTAL LIABILITIES	$148,400	$101,769

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized and 21,000,160 shares issued and outstanding	$21	$21
Capital in excess of par value	292,859	307,348
Note receivable from employee(A)	(100)	(100)
Cumulative net unrealized depreciation of investments	(59,236)	(67,999)
Cumulative net unrealized appreciation of other	(639)	(1,374)
Overdistributed net investment income	(3,873)	(1,928)
Accumulated net realized losses	(33,451)	(36,308)

TOTAL NET ASSETS	$195,581	$199,660

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$9.31	$9.51

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,343	$6,399
Affiliate investments	1,121	219
Control investments	182	1,569
Other	2	4

Total interest income	7,648	8,191
Other income
Non-Control/Non-Affiliate investments	1,078	1
Affiliate investments	—	—
Control investments	—	200

Total other income	1,078	201

Total investment income	8,726	8,392

EXPENSES
Base management fee(A)	1,597	1,456
Loan servicing fee(A)	832	884
Incentive fee(A)	922	974
Administration fee(A)	281	203
Interest expense on borrowings	678	615
Dividend expense on mandatorily redeemable preferred stock	1,029	686
Amortization of deferred financing fees	302	315
Professional fees	374	290
Other general and administrative expenses	264	321

Expenses before credits from Adviser	6,279	5,744
Credit to base management fee - loan servicing fee(A)	(832)	(884)
Credits to fees from Adviser - other(A)	(412)	(878)

Total expenses, net of credits	5,035	3,982

NET INVESTMENT INCOME	3,691	4,410

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	1,578	—
Control investments	(14,459)	(10,732)
Escrows	23	(42)

Total net realized loss	(12,858)	(10,774)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(7,513)	2,094
Affiliate investments	(252)	(155)
Control investments	16,528	14,938
Other	735	(7)

Total net unrealized appreciation	9,498	16,870

Net realized and unrealized (loss) gain	(3,360)	6,096

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$331	$10,506

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.18	$0.21

Net increase in net assets resulting from operations	$0.02	$0.50

Distributions declared and paid	$0.21	$0.21

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	21,000,160	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
OPERATIONS
Net investment income	$3,691	$4,410
Net realized loss on investments	(12,858)	(10,774)
Net unrealized appreciation of investments	8,763	16,877
Net unrealized depreciation (appreciation) of other	735	(7)

Net increase in net assets resulting from operations	331	10,506

DISTRIBUTIONS
Distributions to common stockholders	(4,410)	(4,410)

NET (DECREASE) INCREASE IN NET ASSETS	(4,079)	6,096
NET ASSETS, BEGINNING OF PERIOD	199,660	205,992

NET ASSETS, END OF PERIOD	$195,581	$212,088

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$331	$10,506
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(61,465)	(44,881)
Principal repayments on investments	4,497	24,667
Net proceeds from sale of investments	7,713	—
Increase in investment balance due to paid-in-kind interest	(70)	(53)
Net change in premiums, discounts and amortization	371	84
Interest payments received on non-accrual loans	(502)	—
Net realized loss on investments	12,881	10,732
Net unrealized appreciation of investments	(8,763)	(16,877)
Net unrealized (depreciation) appreciation other	(735)	7
(Increase) decrease in restricted cash and cash equivalents	(299)	307
Amortization of deferred financing fees	302	315
(Increase) decrease in interest receivable	(816)	3
Decrease in due from custodian	4,023	14,344
(Increase) decrease in other assets	(357)	177
Increase (decrease) in accounts payable and accrued expenses	128	(2)
Increase (decrease) in interest payable	61	(22)
Increase (decrease) in fees due to Adviser(A)	595	(851)
Increase in fee due to Administrator(A)	63	77
(Decrease) increase in other liabilities	(281)	267

Net cash used in operating activities	(42,323)	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	59,500	42,400
Repayments on borrowings	(12,700)	(41,600)
Deferred financing fees	(1)	—
Distributions paid to common stockholders	(4,410)	(4,410)

Net cash provided by (used in) financing activities	42,389	(3,610)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66	(4,810)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,314	13,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,380	$9,090

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Senior Subordinated Term Debt (13.3%, Due 3/2018)(D)	$13,000	$12,920	$12,805
		Member Profit Participation (18.0% ownership)(F) (H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (H)		244	—

				14,164	12,805

Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	596
		Senior Term Debt (8.3%, Due 9/2018)(D)	2,875	2,875	2,853
		Senior Term Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,366

				8,875	8,815

Alloy Die Casting Co.	Diversified/ conglomerate Manufacturing	Senior Term Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,183
		Preferred Stock (1,742 units)(F) (H)		1,742	1,585
		Common Stock (270 units)(F) (H)		18	—

				6,995	6,768

Behrens Manufacturing, LLC	Diversified/ conglomerate manufacturing	Senior Term Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,232
		Preferred Stock (1,252 shares)(F) (H) (K)		1,253	1,203

				5,528	5,435

B+T Group Acquisition Inc.	Telecommunications	Line of Credit, $300 available (10.0%, Due 6/2015)(J)	300	300	300
		Senior Term Debt (13.0%, Due 12/2019)(J)	6,000	6,000	6,000
		Convertible Preferred Stock (5,503 units)(H) (J) (K)		1,799	1,799

				8,099	8,099

Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	81

Circuitronics, Inc.	Diversified/ conglomerate manufacturing	Line of Credit, $1,500 available (6.5%, Due 12/2017)(J)	1,500	1,500	1,500
		Senior Term Debt (9.5%, Due 12/2019)(J)	11,000	11,000	11,000
		Common Stock (100 shares) (H) (J)		1,000	1,000

				13,500	13,500

Francis Drilling Fluids, Ltd.	Oil and gas	Senior Subordinated Term Debt (11.4%, Due 4/2020)(D)	15,000	15,000	14,025
		Senior Subordinated Term Debt (10.3%, Due 4/2020)(D)	7,000	7,000	6,545
		Preferred Equity Units (999 units)(F) (H)		648	747
		Common Equity Units (999 units)(F) H)		1	206

				22,649	21,523

Funko, LLC	Personal and non- durable consumer products	Senior Subordinated Term Debt (9.5%, Due 5/2019)(J)(G)	7,500	7,500	7,500
		Senior Subordinated Term Debt (9.5%, Due 5/2019)(J)(G)		2,000	2,000
		Preferred Equity Units (1,305 units)(F) (H)		1,305	9,511

				10,805	19,011

GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $130 available (10.5%, Due 12/2014)(D)	270	270	134
		Senior Term Debt (10.5%, Due 6/2016)(D)	4,924	4,924	2,435
		Senior Subordinated Term Debt (13.0%, Due 6/2016)(D)	6,598	6,598	1,064

				11,792	3,633

Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 9/2014)(D) (G) (I)	100	95	65
		Line of Credit, $0 available (10.0%, Due 9/2014)(D) (G) (I)	100	91	65
		Senior Term Debt (5.0%, Due 9/2014)(D) (G) (I)	4,342	4,141	824
		Common Stock Warrants (8.8% ownership)(F) (H)		66	—

				4,393	954

J. America, Inc.	Personal and non- durable consumer products	Senior Subordinated Term Debt (10.4%, Due 12/2019)(D)(G)	7,500	7,500	7,125
		Senior Subordinated Term Debt (11.5%, Due 12/2019)(D)(G)	9,500	9,500	8,978

				17,000	16,103

Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,778 uncalled capital commitment)(H) (M)		217	49

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Senior Term Debt (11.0%, Due 11/2014)(D)	$6,699	$6,699	$3,724

Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018)(D)	4,140	4,140	4,114
		Convertible Preferred Stock (1,449 shares)(F) (H)		1,449	1,279

				5,589	5,393

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (9.0%, Due 3/2015)(D)	1,000	1,000	890
		Senior Term Debt (9.0%, Due 3/2015)(D)	4,125	4,125	1,096
		Senior Term Debt (9.0%, Due 3/2015)(C) (D)	4,053	4,053	457

				9,178	2,443

Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	275
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	2,684

				9,864	2,959

Southern Petroleum Laboratories, Inc.	Oil and gas	Senior Subordinated Term Debt (11.5%, Due 2/2020)(D)	8,000	8,000	7,940
		Common Stock (100 shares)(F) (H)		750	750

				8,750	8,690

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (8.5%, Due 2/2016)(F) (G)	6,026	6,026	1,600

Vision Government Solutions, Inc.	Diversified/conglomerate service	Line of Credit, $1,000 available (7.5%, Due 12/2017) (J)	1,000	1,000	1,000
		Senior Term Debt (9.75%, Due 12/2019) (J)	9,000	9,000	9,000

				10,000	10,000

WadeCo Specialties, Inc.	Oil and gas	Line of Credit, $3,526 available (8.0%, Due 3/2016)(D)	1,474	1,474	1,416
		Senior Term Debt (8.0%, Due 3/2019)(D)	13,000	13,000	12,480
		Senior Subordinated Term Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,685
		Convertible Preferred Stock (1,000 shares)(F) (H)		313	516

				21,787	21,097

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	50	50	50
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,728
		Common Stock (58,333 shares) (F) (H)		408	58

				4,458	3,836

Subtotal – Proprietary Investments				$206,476	$176,518

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0% and 1.5% PIK, Due 3/2016)(E)	$7,344	$7,300	$6,243

Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	7,143	7,135	7,107

Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	700	697	684

Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,975	2,925

Envision Acquisition Company, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.8%, Due 11/2021)(E)	2,500	2,455	2,463

First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,195	4,168	4,158

GTCR Valor Companies, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	3,000	2,982	2,880

New Trident Holdcorp, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	4,000	3,987	3,960

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	$5,000	$4,928	$4,250

PSC Industrial Holdings Corp	Oil and gas	Senior Subordinated Term Debt (10.5%, Due 12/2021)(E)	3,500	3,430	3,430

RP Crown Parent, LLC	Electronics	Senior Subordinated Term Debt (11.3%, Due 12/2019)(E)	2,000	1,968	1,660

Sensus USA, Inc.	Electronics	Senior Term Debt (8.5%, Due 5/2018)(E)	500	497	475

SourceHOV LLC	Finance	Senior Subordinated Term Debt (11.5%, Due 4/2020) (E)	5,000	4,803	4,762

Targus Group International, Inc.	Textiles and leather	Senior Term Debt (11.0% and 1.0% PIK, Due 5/2016)(E)	9,031	8,964	7,496

The Active Network	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	1,000	995	965

Vertellus Specialties, Inc.	Chemicals, plastics and rubber	Senior Term Debt (10.5%, Due 10/2019)(E)	3,990	3,853	3,751

Vision Solutions, Inc.	Electronics	Senior Term Debt (9.5%, Due 7/2017)(E)	11,000	10,957	10,559

Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.3%, Due 11/2021)(E)	4,500	4,474	4,342

W3, Co.	Oil and gas	Senior Subordinated Term Debt (9.3%, Due 9/2020)(E)	499	495	479

Subtotal - Syndicated Investments				$77,063	$72,589

Total Non-Control/Non-Affiliate Investments (represented 76.3% of total investments at fair value)				$283,539	$249,107

AFFILATE INVESTMENTS(O) :
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D) (G)	$—	$—	$—
		Senior Term Debt (12.0%, Due 7/2018)(D) (G)	7,000	7,000	7,018
		Preferred Equity Units (4,400 units)(F) (H)		440	205
		Common Equity Units (4,400 units)(F) (H)		—	—

				7,440	7,223

Edge Adhesives Holdings, Inc.	Diversified/conglomerate manufacturing	Line of Credit, $567 available (12.5%, Due 8/2015)(D)	433	433	431
		Senior Term Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,184
		Senior Subordinated Term Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,598
		Convertible Preferred Stock (2,316 shares)(F) (H)		2,316	2,613

				10,549	10,826

FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H) (L)		1,634	1,996

Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Senior Subordinated Term Debt (12.0%, Due 3/2020)(D)	6,000	6,000	6,000
		Common Stock (100,000 shares)(F) (H)		1,000	1,419

				7,000	7,419

RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 12/2015)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2015)(F) (G)	6,891	6,891	6,891
		Senior Term Debt (12.0%, Due 12/2015)(C) (F)	11,392	11,392	11,392
		Senior Subordinated Term Debt (12.5%, Due 12/2015)(F)(G)	6,000	6,000	6,000
		Preferred Stock (4,999,000 shares)(F) (H) (K)		4,999	—
		Common Stock (2,000,000 shares)(F) (H)		370	—

				33,652	28,283

Total Affiliate Investments (represented 17.0% of total investments at fair value)				$60,275	$55,747

CONTROL INVESTMENTS(P):
Defiance Integrated Technologies, Inc.	Automobile	Senior Subordinated Term Debt (11.0%, Due 4/2016)(C) (F)	$6,465	$6,465	$6,465
		Common Stock (15,500 shares)(F) (H)		1	7,855

				6,466	14,320

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P) (Continued):
Lindmark Acquisition, LLC	Broadcasting and entertainment	Senior Subordinated Term Debt, $3,120 available (25.0%, Due Upon Demand)(F) (G)	$—	$—	$—
		Success Fee on Senior Subordinated Term Debt(F)		—	84
		Common Stock (100 shares)(F) (H)		317	—

				317	84

Sunshine Media Holdings	Printing and publishing	Line of Credit, $400 available (4.8%, Due 5/2016)(D) (I)	1,600	1,600	400
		Senior Term Debt (4.8%, Due 5/2016)(D) (I)	16,948	16,948	4,237
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (I)	10,700	10,700	2,729
		Preferred Stock (15,270 shares)(F) (H) (K)		5,275	—
		Common Stock (1,867 shares)(F) (H)		740	—
		Common Stock Warrants (72 shares)(F) (H)		—	—

				35,263	7,366

Total Control Investments (represented 6.7% of total investments at fair value)				$42,046	$21,770

TOTAL INVESTMENTS				$385,860	$326,624

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $268.6 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Additionally, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of December 31, 2014.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at December 31, 2014, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	Last out tranche (“LOT”) of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near December 31, 2014, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or follow-on proprietary investment valued at cost, as it was determined that the price paid during the three months ended December 31, 2014 best represents fair value as of December 31, 2014.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(M)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May, 9, 2024 or two years after all outstanding leverage has matured.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Proprietary Investments:
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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018)(D)	$4,140	$4,140	$4,135
		Convertible Preferred Stock (1,449 shares)(F) (H)		1,449	1,549

				5,589	5,684

North American Aircraft Services, LLC	Aerospace and defense	Senior Subordinated Term Debt (12.5%, Due 8/2016)(F) (L)	2,115	2,115	2,115
		Success Fee on Senior Subordinated Term Debt(F) (L)		—	639
		Common Stock Warrants (35,000 shares)(F) (H) (L)		350	1,928

				2,465	4,682

Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (9.0%, Due 3/2015)(D)	1,000	1,000	881
		Senior Term Debt (9.0%, Due 3/2015)(D)	4,125	4,125	485
		Senior Term Debt (9.0%, Due 3/2015)(C) (D)	4,053	4,053	457

				9,178	1,823

Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	413
		Senior Term Debt (11.3%, Due 5/2013)(D)	8,947	8,947	4,026

				9,864	4,439

Southern Petroleum Laboratories, Inc.	Oil and gas	Senior Subordinated Term Debt (11.5%, Due 2/2020)(J)	8,000	8,000	8,000
		Common Stock (100 shares)(H) (J)		750	750

				8,750	8,750

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Senior Term Debt (8.5%, Due 2/2016)(F) (G)	6,026	6,026	1,600

WadeCo Specialties, Inc.	Oil and gas	Line of Credit, $526 available (8.0%, Due 3/2015)(D)	1,474	1,474	1,452
		Senior Term Debt (8.0%, Due 3/2019)(D)	4,500	4,500	4,433
		Senior Subordinated Term Debt (12.0%, Due 3/2019)(D)	4,500	4,500	4,421
		Convertible Preferred Stock (1,000 shares)(F) (H)		250	454

				10,724	10,760

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Senior Term Debt (7.5%, Due 4/2016)(D)	50	50	46
		Senior Term Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,699
		Common Stock (58,333 shares)(H)		408	58

				4,458	3,803

Subtotal – Proprietary Investments				$164,753	$139,439

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Senior Term Debt (9.0% and 1.5% PIK, Due 3/2016)(E)	$7,335	$7,283	$6,235

Ardent Medical Services, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.0%, Due 1/2019)(E)	7,143	7,135	7,224

Autoparts Holdings Limited	Automobile	Senior Term Debt (10.5%, Due 1/2018)(E)	833	830	800

Blue Coat Systems, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 6/2020)(E)	3,000	2,974	3,038

Envision Acquisition Company, LLC	Healthcare, education and childcare	Senior Subordinated Term Debt (9.8%, Due 11/2021)(E)	2,500	2,454	2,500

First American Payment Systems, L.P.	Finance	Senior Subordinated Term Debt (10.8%, Due 4/2019)(E)	4,195	4,167	4,205

GTCR Valor Companies, Inc.	Electronics	Senior Subordinated Term Debt (9.5%, Due 11/2021)(E)	3,000	2,982	2,970

New Trident Holdcorp, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (10.3%, Due 7/2020)(E)	4,000	3,987	4,000

PLATO Learning, Inc.	Healthcare, education and childcare	Senior Subordinated Term Debt (11.3%, Due 5/2019)(E)	5,000	4,925	5,000

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Senior Subordinated Term Debt (12.0%, Due 7/2015)(F) (I)	$18,281	$17,720	$4,455
		Preferred Stock (2,000 shares)(F) (H) (M)		2,175	—
		Common Stock (501 shares)(F) (H)		138	—

				20,033	4,455

Sunshine Media Holdings	Printing and publishing	Line of Credit, $400 available (4.8%, Due 5/2016)(D) (I)	1,600	1,600	424
		Senior Term Debt (4.8%, Due 5/2016)(D) (I)	16,948	16,948	4,491
		Senior Term Debt (5.5%, Due 5/2016)(C) (D) (I)	10,700	10,700	2,889
		Preferred Stock (15,270 shares)(F) (H) (M)		5,275	—
		Common Stock (1,867 shares)(F) (H)		740	—
		Common Stock Warrants (72 shares)(F) (H)		—	—

				35,263	7,804

Total Control Investments (represented 9.0% of total investments at fair value)				$62,159	$25,354

TOTAL INVESTMENTS(S)				$349,285	$281,286

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $222.0 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Additionally, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act as of September 30, 2014.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day LIBOR) in effect at September 30, 2014, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	LOT of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by SPSE.
(E)	Fair value was based on the indicative bid price on or near September 30, 2014, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or follow-on proprietary investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2014 best represents fair value as of September 30, 2014.
(K)	Subsequent to September 30, 2014, the debt interest rates on Francis Drilling Fluids, Ltd. were decreased to approximately 11.9% and 10.8%, respectively, based on a leverage grid.
(L)	Subsequent to September 30, 2014, North American Aircraft Services, LLC debt and equity investment cost basis were paid off, resulting in a realized gain of $1.6 million and success fees of $0.6 million. As such, the fair value as of September 30, 2014 was based upon the payoff amount.
(M)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May, 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $84.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $15.6 million. Cumulative net unrealized depreciation is $68.7 million, based on a tax cost of $349.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the General Corporation Law of the State of Maryland on May 30, 2001, and completed an initial public offering on August 23, 2001. The terms “the Company,” “we,” “our,” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally-managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Our investment objectives are to (1) achieve and grow current income by investing in debt securities of established small and medium-sized businesses in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation of the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell them for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio of investments in connection with our revolving line of credit.

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of December 31 and September 30, 2014, we held no investments through Gladstone Financial.

The financial statements of the foregoing two subsidiaries are consolidated with ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 12—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by our investment advisor, Gladstone Management Corporation (the “Adviser”), a Delaware corporation and a Securities and Exchange Commission (the “SEC”) registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement (the “Administration Agreement”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2014, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on November 12, 2014 and amended on December 29, 2014.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the three months ended December 31, 2014, with no effect on our financial condition, results of operations or cash flows.

Revisions

Certain amounts in the prior year’s financial statements have been revised to correct the net presentation of certain fees in our results of operations. The Adviser services, administers and collects on the loans held by Business Loan, in return for which the Adviser receives a 1.5% annual fee from Business Loan. All such loan servicing fees are voluntarily and irrevocably credited back to us by the Advisor. Previously, we presented the loan servicing fee on a net basis, which is zero, because it is 100.0% credited back to us. We have revised our fee presentation related to these loan servicing fees to reflect the gross fee and related gross unconditional, non-contractual and irrevocable credit amounts for the three month period ended December 31, 2013. Management evaluated this error in presentation and concluded it was not material to the previously issued financial statements for the three months ended December 31, 2013. The impact of the revision is shown in the table below:

	Three Months Ended December 31, 2013
	As Previously Reported	As Revised
Expenses
Aggregate expenses	$4,860	$4,860
Loan servicing fee	—	884

Expenses before credits from Adviser	4,860	5,744

Credit to base management fee – loan servicing fee	—	(884)
Credits to fees from Adviser - other	(878)	(878)

Total expenses, net of credits	$3,982	$3,982

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

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our established investment valuation policy (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the valuation officer (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the valuation officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, the sole third-party service provider, Standard & Poor’s Securities Evaluation, Inc. (“SPSE”), provides estimates of fair value on our proprietary debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimates of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our syndicate investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar syndicated investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the net asset value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the most recently completed quarter are generally valued at original cost basis.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2014, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $33.6 million, or 9.4% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $8.3 million, or 2.8% of the fair value of all debt investments in our portfolio. As of September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio.

We currently hold, and we expect to hold in the future, some loans in our portfolio that contain OID or paid-in-kind (“PIK”) provisions. We recognize OID for loans originally issued at discounts and recognize the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Therefore, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain our ability to be taxed as a RIC, we may need to pay out both of our OID and PIK non-cash income amounts in the form of distributions, even though we have not yet collected the cash on either.

As of December 31 and September 30, 2014, we had 20 and 17 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $63 and $61 for the three months ended December 31, 2014 and 2013, respectively. The unamortized balance of OID investments as of December 31 and September 30, 2014, totaled $1.0 million and $0.6 million, respectively. As of December 31 and September 30, 2014, we had two and three investments, respectively, which had a PIK interest component. We recorded PIK income of $67 and $92 for the three months ended December 31, 2014 and 2013, respectively. We collected $0.2 million and $0 PIK interest in cash during each of the three months ended December 31, 2014 and 2013, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We received an aggregate of $0.9 million in success fees during the three months ended December 31, 2014, which resulted from $0.6 million related to the early payoff of North American Aircraft Services, LLC at a realized gain and $0.3 million prepayment of success fees by Francis Drilling Fluids, LLC (“FDF”). We received $0.2 million in success fees during the three months ended December 31, 2013, which related to our sale of substantially all of the assets in Lindmark Acquisition, LLC and the ensuing pay down of our debt investments at par in September 2013.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the three months ended December 31, 2014, we recorded $0.1 million of dividend income, net of return of capital cost basis adjustments, which resulted from our preferred equity investment in FDF. We did not record any dividend income during the three months ended December 31, 2013.

Success fees and dividend income are both recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-09 is effective for annual reporting periods that begin after December 15, 2016 and interim periods within those years. Early adoption is not permitted.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of December 31 and September 30, 2014, all of our investments were valued using Level 3 inputs and during the three months ended December 31, 2014 and 2013, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents our investments carried at fair value as of December 31 and September 30, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2014	September 30, 2014
Non-Control/Non-Affiliate Investments
Senior debt	$112,356	$74,299
Senior subordinated debt	118,047	110,601
Preferred equity	16,124	10,593
Common equity/equivalents	2,580	3,433

Total Non-Control/Non-Affiliate Investments	$249,107	$198,926

Affiliate Investments
Senior debt	$35,916	$36,311
Senior subordinated debt	13,598	14,197
Preferred equity	2,613	2,885
Common equity/equivalents	3,620	3,613

Total Affiliate Investments	$55,747	$57,006

Control Investments
Senior debt	$7,366	$7,804
Senior subordinated debt	6,549	11,089
Preferred equity	—	—
Common equity/equivalents	7,855	6,461

Total Control Investments	$21,770	$25,354

Total Investments at Fair Value	$326,624	$281,286

In accordance with the FASB’s ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31 and September 30, 2014. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2014	September 30, 2014	Valuation Technique/ Methodology	Unobservable Input	December 31, 2014	September 30, 2014

Senior debt(A)	$76,232	$54,410	Yield Analysis	Discount Rate	6.5% - 18.4% / 11.3%	8.4% - 18.8% / 13.4%
	50,198	45,502	TEV	EBITDA multiple	4.0x - 11.9x / 6.6x	4.0x - 7.6x / 6.1x
				EBITDA	$135 - $4,400 / $1,248	$247 - $3,700 / $1,839
				Revenue multiple	0.6x - 0.8x / 0.7x	0.6x - 0.8x / 0.7x
				Revenue	$2,452 - $5,419 / $4,220	$2,416 - $5,327 / $4,151
	29,208	18,502	Market Quotes	IBP	83.0% - 97.8% / 89.7%	85.0% - 99.8% / 94.1%

Senior subordinated debt(B)	81,200	79,470	Yield Analysis	Discount Rate	9.3% - 13.8% / 12.4%	11.3% - 13.8% / 12.5%
	43,381	32,813	Market Quotes	IBP	83.0% - 99.5% / 97.0%	94.9% - 101.3% / 99.9%

	13,613	23,604	TEV	EBITDA multiple	4.0x - 8.6x / 5.6x	4.3x - 7.6x / 6.3x
				EBITDA	$600 - 4,790 / $2,159	$1,100 - $6,219 / $3,403

Preferred and common equity / equivalents (C)	30,747	24,711	TEV	EBITDA multiple	3.8x - 8.6x / 6.2x	4.3x - 7.6x / 6.1x
				EBITDA	$1,038 - $27,865 / $4,294	$998 - $15,685 / $4,135
	2,045	2,274	Investments in Funds

Total Investments, at Fair Value	$326,624	$281,286

(A)	December 31, 2014 includes three new proprietary debt investments for $28.8 million, which were valued at cost.
(B)	December 31, 2014 includes two follow-on proprietary debt investments for $9.5 million and September 30, 2014 includes one new proprietary debt investment for $8.0 million and two follow-on debt investments for a combined $7.6 million, which were valued at cost, and one proprietary investment, which was valued at payoff amounts totaling $2.8 million.
(C)	December 31, 2014 includes two new proprietary equity investments for $2.8 million, which were valued at cost. September 30, 2014 includes one new proprietary equity investment for $0.8 million, which was valued at cost, and one proprietary equity investment, which was valued at payoff amount totaling $1.9 million.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2014 and 2013 for all investments for which we determine fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR TO DATE 2015:		Senior		Common
	Senior	Subordinated	Preferred	Equity/
Three Months Ended December 31, 2014	Debt	Debt	Equity	Equivalents	Total

Fair Value as of September 30, 2014	$118,414	$135,887	$13,478	$13,507	$281,286
Total gains (losses):
Net realized (loss) gain(B)	—	(12,146)	(2,175)	1,440	(12,881)
Net unrealized (depreciation) appreciation(C)	(3,430)	(6,417)	3,794	1,454	(4,599)
Reversal of prior period net depreciation (appreciation) on realization(C)	—	12,627	2,175	(1,440)	13,362
New investments, repayments and settlements:(D)
Issuances/originations	41,611	17,019	1,799	1,106	61,535
Settlements/repayments	(957)	(2,641)	(334)	(434)	(4,366)
Sales	—	(6,135)	—	(1,578)	(7,713)

Fair Value as of December 31, 2014	$155,638	$138,194	$18,737	$14,055	$326,624

FISCAL YEAR TO DATE 2014:		Senior		Common
	Senior	Subordinated	Preferred	Equity/
Three Months Ended December 31, 2013	Debt	Debt(A)	Equity	Equivalents	Total

Fair Value as of September 30, 2013	$118,134	$127,236	$4,626	$6,882	$256,878
Total (losses) gains:
Net realized (loss)(B)	(10,732)	—	—	—	(10,732)
Net unrealized appreciation(C)	1,637	1,591	438	3,070	6,736
Reversal of prior period net depreciation (appreciation) on realization(C)	10,263	(122)	—	—	10,141
New investments, repayments and settlements:(D)
Issuances/originations	14,214	26,029	4,673	18	44,934
Settlements/repayments	(5,004)	(19,668)	—	(79)	(24,751)

Fair Value as of December 31, 2013	$128,512	$135,066	$9,737	$9,891	$283,206

(A)	Includes one junior subordinated debt investment with a fair value of $0.6 million as of December 31, 2013. During the quarter ended March 31, 2014, we exited our one junior subordinated debt investment at par.
(B)	Included in net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013.
(C)	Included in net unrealized (depreciation) appreciation of investments on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013.
(D)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activities

Proprietary Investments

As of December 31 and September 30, 2014, we held 30 and 29 proprietary investments with an aggregate fair value of $254.0 million and $221.8 million, or 77.8% and 78.9% of the total aggregate portfolio at fair value, respectively. During the three months ended December 31, 2014, we invested in three new proprietary investments totaling $31.6 million; sold one proprietary investment for net proceeds of $6.1 million, resulting in a realized loss of $14.5 million; and had one proprietary investment pay off early at $2.5 million of cost basis and a realized gain of $1.6 million, for which we received success fees of $0.6 million. Additionally, during the three months ended December 31, 2014, we funded a combined $13.4 million to existing proprietary portfolio companies through revolver draws and follow on investments, while scheduled and unscheduled principal repayments were $1.7 million in the aggregate from existing proprietary portfolio companies (exclusive of the aforementioned $2.5 million in early payoffs). The following significant proprietary investment transactions occurred during the three months ended December 31, 2014:

•	B+T Holdings Inc. – In December 2014, we invested $8.4 million in B+T Holdings Inc. (“B+T”), through a combination of senior term debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. This was a co-investment with one of our affiliated funds, Gladstone Investment Corporation (“Gladstone Investment”). Gladstone Investment invested an additional $19.6 million under the same terms as us.

•	Midwest Metal Distribution, Inc. – In December 2014, we sold our investment in Midwest Metal Distribution, Inc. (“Midwest Metal”) for net proceeds of $6.1 million, which resulted in a realized loss of $14.5 million recorded in the three months ended December 31, 2014. Midwest Metal had been on non-accrual status at the time of the sale.

•	Circuitronics, Inc. – In December 2014, we invested $15.0 million in Circuitronics, Inc. (“Circuitronics”) through a combination of senior term debt and equity. Circuitronics, headquartered in Dallas, Texas, is a premier electronic manufacturing services company focused on the design and production of specialized printed circuit board assemblies and related services.

•	Vision Government Solutions, Inc. – In December 2014, we invested $11.0 million in Vision Government Solutions, Inc. (“Vision”) through senior term debt. Vision, headquartered in Northboro, Massachusetts, is a leading provider of land parcel management software technology and appraisal services to local government organizations, enabling efficient assessment, billing, collections, mapping, and permitting.

Syndicated Investments

We held a total of 19 syndicated investments with an aggregate fair value of $72.6 million, or 22.2% of our total investment portfolio at fair value, as of December 31, 2014, as compared to 16 syndicated investments with an aggregate fair value of $59.5 million, or 21.1% of our total investment portfolio at fair value, as of September 30, 2014. During the three months ended December 31, 2014, we invested in three new syndicated investments for a combined $12.5 million. Additionally, we funded an additional $4.0 million in Vitera Healthcare Solutions, LLC, an existing syndicated investment, during the three months ended December 31, 2014.

Investment Concentrations

As of December 31, 2014, our investment portfolio consisted of investments in 49 companies located in 21 states across 19 different industries, with an aggregate fair value of $326.6 million. The five largest investments at fair value as of December 31, 2014, totaled $106.0 million, or 32.5% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2014, which totaled $94.3 million, or 33.5% of our total investment portfolio. As of December 31, 2014, our average investment by obligor was $7.9 million at cost, compared to $7.8 million at cost as of September 30, 2014. The following table outlines our investments by security type as of December 31 and September 30, 2014:

	December 31, 2014				September 30, 2014
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Senior debt	$208,678	54.1%	$155,638	47.7%	$168,023	48.1%	$118,414	42.1%
Senior subordinated debt	147,879	38.3	138,194	42.3	151,782	43.5	135,887	48.3

Total Debt Investments	356,557	92.4	293,832	90.0	319,805	91.6	254,301	90.4

Preferred equity	20,785	5.4	18,737	5.7	21,496	6.1	13,478	4.8
Common equity/equivalents	8,518	2.2	14,055	4.3	7,984	2.3	13,507	4.8

Total Equity Investments	29,303	7.6	32,792	10.0	29,480	8.4	26,985	9.6

Total Investments	$385,860	100.0%	$326,624	100.0%	$349,285	100.0%	$281,286	100.0%

Investments at fair value consisted of the following industry classifications as of December 31 and September 30, 2014:

	December 31, 2014		September 30, 2014
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Oil and gas	$55,219	16.9%	$42,831	15.2%
Healthcare, education and childcare	46,474	14.2	47,538	16.9
Diversified/conglomerate manufacturing	40,366	12.4	27,634	9.8
Personal and non-durable consumer products	35,113	10.8	30,157	10.7
Electronics	26,404	8.1	24,811	8.8
Printing and publishing	23,485	7.2	23,999	8.5
Automobile	20,397	6.2	19,489	6.9
Cargo transportation	12,805	3.9	12,838	4.6
Diversified/conglomerate services	10,000	3.1	—	—
Finance	8,920	2.7	4,205	1.5
Telecommunications	8,099	2.5	—	—
Textiles and leather	7,496	2.3	8,171	2.9
Diversified natural resources, precious metals and minerals	7,419	2.3	7,176	2.6
Broadcast and entertainment	6,362	1.9	6,386	2.3
Beverage, food and tobacco	6,243	1.9	6,235	2.2
Other, < 2.0% (A)	6,194	1.9	6,279	2.2
Buildings and real estate	3,632	1.1	6,617	2.4
Aerospace and defense	1,996	0.6	6,920	2.5

Total Investments	$326,624	100.0%	$281,286	100.0%

(A)	No industry within this category exceeds 2.0% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of December 31 and September 30, 2014:

	December 31, 2014		September 30, 2014
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$121,022	37.0%	$92,355	32.8%
Midwest	111,131	34.0	107,387	38.2
West	83,787	25.7	80,744	28.7
Northeast	10,684	3.3	800	0.3

Total Investments	$326,624	100.0%	$281,286	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2014:

For the Fiscal Years Ending September 30:	Amount
For the remaining nine months ending September 30:
2015	$43,666
2016	93,777
2017	12,431
2018	31,789
2019	64,037
Thereafter	111,989

Total contractual repayments	$357,689
Equity investments	29,303
Adjustments to cost basis on debt investments	(1,132)

Total Cost Basis of Investments Held at December 31, 2014:	$385,860

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we have incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31 and September 30, 2014, we had gross receivables from portfolio companies of $0.3 million and $0.4 million, respectively. The allowance for uncollectible receivables was $0.1 million as of December 31 and September 30, 2014, which is reflected in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In addition, as of December 31 and September 30, 2014, we recorded an allowance for uncollectible interest receivables of $0.9 million and $0.4 million, respectively, which is reflected in interest receivable on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee, loan servicing fee and an incentive fee. The Adviser is controlled by our chairman and chief executive officer. On July 15, 2014, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2015.

The following table summarizes the base management fees, loan servicing fees, incentive fees and associated fee credits for the three months ended December 31, 2014 and 2013, reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
	2014	2013
Average total assets subject to base management fee(A)	$319,400	$291,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,597	$1,456
Portfolio company fee credit(C)	(375)	(333)
Senior syndicated loan fee waiver(D)	(37)	(30)

Net Base Management Fee	$1,185	$1,093

Loan servicing fee(B)	832	884
Credits to base management fee - loan servicing fee(B)	(832)	(884)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	922	974
Incentive fee credit(E)	—	(515)

Net Incentive Fee	$922	$459

Portfolio company fee credit(C)	(375)	(333)
Senior syndicated loan fee waiver(D)	(37)	(30)
Incentive fee credit(E)	—	(515)

Credit to Fees From Adviser - other(B)	$(412)	$(878)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.
(C)	As a BDC, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. We credit 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.
(D)	Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three months ended December 31, 2014 and 2013.
(E)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three months ended December 31, 2013. No such credit from the Adviser was granted for the three months ended December 31, 2014, due to a change in the assessment of distribution coverage of net investment income to a fiscal year end basis rather than a quarterly basis.

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

Additionally, the Adviser services, administers and collects on the loans held by Business Loan, in return for which our Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with our revolving line of credit. All loan servicing fees are voluntarily and irrevocably credited back to us by the Adviser. Overall, the base management fee due to the Adviser (including any loan servicing fees) cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate net unrealized capital depreciation, if any, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate net unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate net unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through December 31, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through December 31, 2014.

Administration Agreement

The Administration Agreement provides for payments equal to our portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president). Prior to July 1, 2014, our portion of the expenses were generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator under contractual agreements. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Related Party Fees Due

Fees due to related parties as of December 31 and September 30, 2014 on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2014	September 30, 2014
Net base management fee due to Adviser	$548	$604
Net incentive fee due to Adviser	922	271

Total fees due to Adviser, net of credits	1,470	875

Fee due to Administrator	281	218

Total Related Party Fees Due	$1,751	$1,093

Other operating expenses due to the Adviser as of December 31 and September 30, 2014, totaled $23 and $20, respectively. In addition, other net co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $0 and $41 as of December 31 and September 30, 2014, respectively. These expenses were paid in full in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of December 31 and September 30, 2014, respectively.

Notes from Former Employees

During the three months ended December 31, 2014 and 2013, we had one outstanding note receivable from one former employee, who is now an employee of the Adviser. The note was for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The note requires the quarterly payment of interest at the market rate in effect at the date of issuance, has a term of nine years and has been recorded as a reduction of net assets. The note was evidenced by a full recourse note that is due upon maturity or 60 days following termination of employment with the Adviser and the shares of common stock purchased with the proceeds of the note is posted as collateral. We did not receive any principal repayments on the note receivable from the former employee during the three months ended December 31, 2014 and 2013. We recognized interest income from this employee note of $2 and $4 for the three months ended December 31, 2014 and 2013, respectively.

The following table is a summary of the remaining note issued to a current employee of the Adviser for the exercise of stock options as of December 31 and September 30, 2014:

Issue Date	Original Amount of Employee Note		Outstanding Balance of Employee Note As of December 31 and September 30, 2014	Maturity Date	Interest Rate on Note
Jul-06	$275	(A)	$100	Jul-15	8.26%

(A)	On September 7, 2010, we entered into a redemption agreements (the “Redemption Agreement”) with Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Ms. Gladstone on July 13, 2006, in the principal amount of $0.3 million (the “Note”). Ms. Gladstone originally executed the Notes to facilitate her payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Note, we, together with Ms. Gladstone entered into a stock pledge agreement (the “Pledge Agreement”), pursuant to which Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 18,334 shares of our common stock that Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). The Redemption Agreement provides that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreement, we reserved all of our existing rights under the Note and the Pledge Agreement, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. During the year ended September 30, 2014, Ms. Gladstone paid down $0.1 million of the principal of her Note, leaving a principal balance of $0.1 million outstanding as of September 30 and December 31, 2014. In connection with Ms. Gladstone’s pay downs of principal, we have not released any of our first priority security interests on her Pledged Shares.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our remaining note totaling $0.1 million as of December 31, 2014 was recorded as a note receivable from employee and is included in the net assets section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2014, we determined that this note was still recourse.

NOTE 5. BORROWINGS

Revolving Credit Facility

On April 26, 2013, we, through Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance, a division of KeyBank National Association, (“Key Equipment”) as administrative agent. Keybank National Association (“Keybank”), Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day London Interbank Offered Rate (“LIBOR”) plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.7 million in April 2013 and $0.6 million in January 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of December 31 and September 30, 2014 and during the three months ended December 31, 2014 and 2013:

	December 31, 2014	September 30, 2014
Commitment amount	$137,000	$137,000
Borrowings outstanding	83,500	36,700
Availability	37,300	57,500

	For the Three Months Ended December 31,
	2014	2013
Weighted average borrowings outstanding	$44,804	$33,145
Effective interest rate(A)	6.1%	7.4%
Commitment (unused) fees incurred	$222	$259

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment and with The Bank of New York Mellon Trust Company, N.A as custodian. Key Equipment, which also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits payments on distributions to our stockholders to our aggregate net investment income for each of the twelve month periods ending September 30, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of December 31, 2014, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2014, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $256.6 million, asset coverage of 235.6% and an active status as a BDC and RIC. In addition, we had 32 obligors in the borrowing base of our Credit Facility as of December 31, 2014. As of December 31, 2014, we were in compliance with all of our Credit Facility covenants.

Pursuant to the terms of our Credit Facility, on July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31 and September 30, 2014, the fair value of our interest rate cap agreement was $0.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31 and September 30, 2014, the discount rate used to determine the fair value of our Credit Facility was 4.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation, may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of December 31 and September 30, 2014, our Credit Facility was valued using Level 3 inputs and any changes in its fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31 and September 30, 2014, on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2014 and 2013:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2014	September 30, 2014
Credit Facility	$84,078	$38,013

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2014	2013
Fair value as of September 30, 2014 and 2013, respectively	$38,013	$47,102
Borrowings	59,500	42,400
Repayments	(12,700)	(41,600)
Net unrealized appreciation (depreciation)(A)	(735)	6

Fair Value as of December 31, 2014 and 2013, respectively	$84,078	$47,908

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013.

The fair value of the collateral under our Credit Facility was approximately $268.6 million and $222.0 million in aggregate as of December 31 and September 30, 2014, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In May 2014, we completed a public offering of approximately 2.4 million shares of 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Series 2016 Term Preferred Stock”) and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. In connection with the voluntary redemption of our Series 2016 Term Preferred Stock, we recognized a realized loss on extinguishment of debt of $1.3 million, which was reflected on our statement of operations for the three months ended June 30, 2014 and which was primarily comprised of the unamortized deferred issuance costs at the time of redemption.

We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock and are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market (“NASDAQ”). Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 200.0% and do not take steps to cure such asset coverage amount within a specified period of time. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at the Redemption Price in our sole discretion to have an asset coverage ratio of up to and including 240.0% and at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of December 31, 2014, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock.

In November 2011, we completed a public offering of approximately 1.5 million shares of our Series 2016 Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $36.4 million, a portion of which was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which were recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and were amortized over the redemption period ending December 31, 2016. In May 2014, when we voluntarily redeemed our Series 2016 Term Preferred Stock, the remaining unamortized costs were fully written off as part of the realized loss on extinguishment of debt discussed above. Our Series 2016 Term Preferred Stock provided for a fixed dividend rate equal to 7.125% per year, payable monthly (which equated in total to approximately $2.7 million per year). The shares of our Series 2016 Term Preferred Stock were traded under the ticker symbol of “GLADP” on the NASDAQ. In connection with the voluntary redemption, shares of our Series 2016 Term Preferred Stock were removed from listing on May 22, 2014.

We paid the following monthly distributions on our Series 2016 Term Preferred Stock for the three months ended December 31, 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2016 Term Preferred Share

2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.1484375
	October 8, 2013	November 14, 2013	November 29, 2013	0.1484375
	October 8, 2013	December 16, 2013	December 31, 2013	0.1484375

		Three Months Ended December 31, 2013:		$0.4453125

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the three months ended December 31, 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share

2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.1406250
	October 7, 2014	November 17, 2014	November 26, 2014	0.1406250
	October 7, 2014	December 19, 2014	December 31, 2014	0.1406250

		Three Months Ended December 31, 2014:		$0.4218750

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our term preferred stock at cost as of December 31 and September 30, 2014. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of December 31 and September 30, 2014, was approximately $62.5 million and $63.0 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder distributions declared and paid on our Series 2016 Term Preferred Stock for the three months ended December 31, 2013, were approximately $0.7 million. Aggregate preferred stockholder distributions declared and paid on our Series 2021 Term Preferred Stock for the three months ended December 31, 2014, were approximately $1.0 million. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. REGISTRATION STATEMENT

We filed Post-Effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 1, 2014, and subsequently filed Post-Effective Amendment No. 5 on January 29, 2015, which the SEC has declared effective as of January 30, 2015. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. We have the ability to issue up to $239.0 million in securities under our Registration Statement. We issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock under our Registration Statement in May 2014. No other securities have been issued to date under our Registration Statement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$331	$10,506
Denominator for basic and diluted weighted average common shares	21,000,160	21,000,160

Basic and diluted net increase in net assets resulting from operations per common share	$0.02	$0.50

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

The federal income tax characterization of all distributions is reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For each of the nine months ended September 30, 2014, approximately 100.0% of our common distributions were deemed to be paid from a return of capital and for each of October, November and December 2014, approximately 100.0% of our common distributions were deemed to be paid from ordinary income for Form 1099 reporting purposes. For each of the nine months ended September 30, 2013, approximately 92.0% of our common distributions were deemed to be paid from ordinary income, with the remainder of approximately 8.0% deemed to be from a return of capital and for each of October, November and December 2013, approximately 100.0% of our common distributions were deemed to be paid from ordinary income for Form 1099 reporting purposes. In determining the characterization of distributions, the Internal Revenue Code Section 316(b)(4) allows RICs to apply current earnings and profits first to distributions made during the portion of the tax year prior to January 1, which in our case would be the three months ended December 31. The return of capital in both the 2014 and 2013 calendar years for Form 1099 reporting purposes resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.07
	October 7, 2014	November 17, 2014	November 26, 2014	0.07
	October 7, 2014	December 19, 2014	December 31, 2014	0.07

		Three Months Ended December 31, 2014:		$0.21

2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.07
	October 8, 2013	November 14, 2013	November 29, 2013	0.07
	October 8, 2013	December 16, 2013	December 31, 2013	0.07

		Three Months Ended December 31, 2013:		$0.21

Aggregate distributions declared and paid to our common stockholders for the three months ended December 31, 2014 and 2013, were each approximately $4.4 million, and were declared based on estimates of net investment income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. If we characterized our common stockholder distributions for the three months ended December 31, 2014, 100.0% would be a return of capital, primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes. For the fiscal year ended September 30, 2014, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account term preferred stock dividends), resulting in a partial return of capital of approximately $15.2 million. The return of capital for the three months ended December 31, 2014 and the year ended September 30, 2014, primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

For the three months ended December 31, 2014 and the year ended September 30, 2014, we recorded the following adjustments for book-tax differences to reflect tax character.

	Three Months Ended December 31, 2014	Year Ended September 30, 2014
Overdistributed net investment income	$(1,945)	$(2,556)
Accumulated net realized losses	16,434	18,144
Capital in excess of par value	(14,489)	(15,588)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of December 31, 2014, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Condensed Consolidated Statements of Assets and Liabilities and totaled $1.1 million and $0 as of December 31 and September 30, 2014, respectively. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liabilities recorded against the escrow amounts was $0.6 million and $0 as of December 31 and September 30, 2014, respectively.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

When investing in certain private equity funds, we may have uncalled capital commitments, depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of December 31 and September 30, 2014, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes the amounts of our unused line of credit and uncalled capital commitments as of December 31 and September 30, 2014, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	December 31, 2014	September 30, 2014
Unused line of credit commitments	$12,042	$5,905
Uncalled capital commitment	2,778	2,827

Total	$14,820	$8,732

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2014	2013
Per Common Share Data(A):
Net asset value at beginning of period(A)	$9.51	$9.81

Net investment income(B)	0.18	0.21
Net realized loss on investments(B)	(0.61)	(0.51)
Net unrealized appreciation of investments(B)	0.41	0.80
Net unrealized depreciation of other(B)	0.03	—
Distributions to common stockholders from net investment income(A)(C)	(0.21)	(0.21)

Net asset value at end of period(A)	$9.31	$10.10

Market value at beginning of period	$8.77	$8.73
Market value at end of period	8.27	9.57
Total return (D)	(3.45)%	12.10%
Common shares outstanding at end of period	21,000,160	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of period	$195,581	$212,088
Average net assets(E)	198,295	208,396
Senior Securities Data:
Borrowings under Credit Facility, at cost	83,500	47,700
Mandatorily redeemable preferred stock	61,000	38,497
Asset coverage ratio(F)	236%	346%
Asset coverage per unit(G)	$2,356	$3,459
Ratios/Supplemental Data:
Ratio of expenses to average net assets-annualized(H)(J)	12.67%	11.02%
Ratio of net expenses to average net assets-annualized(I)	10.16	7.64
Ratio of net investment income to average net assets-annualized	7.44	8.46

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from income amounts determined under GAAP.
(D)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.
(E)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(F)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(G)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(H)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(I)	Ratio of net expenses to average net assets is computed using total expenses net of credits from the Adviser.
(J)	The ratio of expenses to average net assets for the three months ended December 31, 2013 was revised from the previously reported ratio, which was 9.33%, to correct an error as discussed in Note 2—Summary of Significant Accounting Policies.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries, specifically Defiance Integrated Technologies, Inc., Midwest Metal, RBC Acquisition Corp. and Sunshine Media Holdings, as of December 31 and September 30, 2014 and for the three months ended December 31, 2014 and 2013, that met at least one of the significance conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information, in aggregate, is presented below for the three months ended December 31, 2014 and 2013 for our significant unconsolidated subsidiaries.

	Three Months Ended December 31,
Income Statement	2014	2013
Net sales	$41,960	$36,557
Gross profit	7,825	7,375
Net loss	(305)	(1,091)

NOTE 13. SUBSEQUENT EVENTS

Distributions to Stockholders

In January 2015, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
January 23, 2015	February 3, 2015	$0.07	$0.140625
February 18, 2015	February 27, 2015	0.07	0.140625
March 20, 2015	March 31, 2015	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts and as otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein and in Item 1A. “Risk Factors” herein and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 12, 2014. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on November 12, 2014 and subsequently amended on December 29, 2014. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $25 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 95.0% debt investments and 5.0% equity investments, at cost. As of December 31, 2014, our investment portfolio was made up of approximately 92.4% debt investments and 7.6% equity investments, at cost.

We focus on investing in small and medium-sized middle market private businesses in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We typically avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

In July 2012, the SEC granted us an exemptive order that expanded our ability, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by Gladstone Management Corporation, our external investment adviser (the “Adviser”) or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest has enhanced and will continue to enhance our ability to further our investment objectives and strategies. Pursuant to this exemptive order, we co-invested with Gladstone Investment in one new proprietary investment during the three months ended December 31, 2014, as discussed under “—Investment Highlights.”

We are externally managed by the Adviser, an investment adviser registered with the SEC and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Our shares of common stock and 6.75% Series 2021 Term Preferred Stock (our “Series 2021 Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GLAD” and “GLADO,” respectively.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain, although economic conditions generally appear to be improving, albeit slowly. The impacts from the 2008 recession in general, and the resulting disruptions in the capital markets in particular, have had lingering effects on our liquidity options and have increased our cost of debt and equity capital. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for prospective investment, may remain vulnerable to the impacts of the uncertain economy. Concerns linger over the ability of the U.S. Congress to pass additional debt ceiling legislation prior to March 2015, given the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013. Uncertain political, regulatory and economic conditions, including the current volatility of oil and gas demand and prices, could disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, resulting in an increase in the number of our non-performing assets and a decrease in the fair market value of our portfolio.

We believe several factors impacting commercial banks, including industry consolidation, capital constraints and regulatory changes, have benefited our fund and other lenders like us. There has been, however, increased competitive pressure in the middle market lending marketplace from other BDCs and investment companies, as well as small banks and some private investors, for senior and senior subordinated debt. We have seen an increase in refinancing and recapitalization transactions and there has been increased competitive pressures resulting in reduced investment yields and/or higher leverage and increasingly riskier investments in the middle market segment we focus on. In addition, there has been an increase in new entrants (financial services companies, BDCs and other investment funds) seeking to capitalize on middle market lending opportunities. Many of our competitors have lower cost of capital than we do and also may be willing to take on riskier investments than we are. We do not know if general economic conditions will continue to improve or if adverse conditions will recur and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in successfully raising and investing capital. In summary, we believe we are in a prolonged economic recovery; however, we do not know the full extent to which the impact of the current economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we have seen many investment opportunities that are consistent with our investment objectives and strategies and whereby we can achieve attractive risk-adjusted returns. During the three months ended December 31, 2014, we invested an aggregate of $44.1 million in six new proprietary and syndicate investments, resulting in a net expansion in our overall portfolio of four portfolio companies, due to one portfolio company paying off early resulting in a realized gain of $1.6 million and the sale of one of our non-accrual portfolio companies for net proceeds of $6.1 million. We will continue to focus on exiting challenged and non-strategic investments in our portfolio over the next several quarters in an orderly manner.

Capital Raising

Despite the challenges in the economy for the past several years, we met our capital needs through enhancements to our $137.0 million revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of preferred stock. For example, in May 2014, we issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock (for gross proceeds of $61.0 million), which we used to redeem our previously issued 7.125% Series 2016 Term Preferred Stock (“Series 2016 Term Preferred Stock”) issued in November 2011 and also to primarily repay outstanding borrowings on our Credit Facility. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our term preferred stock. In addition, in January 2013, we removed the LIBOR minimum of 1.5% on advances on our Credit Facility and in April 2013, we extended the revolving period end date for an additional year to January 19, 2016. Refer to “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our revolving line of credit.

Although we were able to access the capital markets in 2014, we believe uncertain market conditions continue to affect the trading price of our capital stock and thus may challenge our ability to finance new investments through the issuance of equity. The current volatility in the credit market and the uncertainty surrounding the U.S. economy have led to significant stock market fluctuations, particularly with respect to the stock of financial services companies like ours. During times of increased price volatility, our common stock may be more likely to trade at a price below our net asset value (“NAV”) per share, which is not uncommon for BDCs like us.

On January 30, 2015, the closing market price of our common stock was $7.41, a 25.6% discount to our December 31, 2014, NAV per share of $9.31. When our stock trades below NAV per common share, as it has at times traded over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 13, 2014, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 12, 2015, our stockholders will again be asked to vote in favor of renewing this proposal for another year. Although we have not utilized this authorization to date, we may do so in the future.

The current uncertain and volatile economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth, which are affected by the decrease in the aggregate value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of December 31, 2014, we were in compliance with all of our Credit Facility’s covenants.

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act that may further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual stockholder distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources may include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock, (collectively, our “Senior Securities”).

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may not be sufficient in the near term. However, we believe that our amendments to our Credit Facility to decrease the interest rate on advances and extend its maturity until 2016 (refer to “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our revolving line of credit) and our ability to co-invest with Gladstone Investment and certain other affiliated investment funds, has increased our ability to make investments in businesses that we believe will be generally resistant to a recession and, as a result, will be likely to achieve attractive long-term returns for our stockholders.

During the quarter ended December 31, 2014, we continued to focus on building our pipeline with deals that we believe are generally recession resistant and are in businesses with steady cash flows, while providing appropriate returns, given the risks. We will also continue to work through some of the older investments in our portfolio to enhance overall returns to our stockholders.

Investment Highlights

During the three months ended December 31, 2014, we invested an aggregate of $44.1 million in six new portfolio companies and an aggregate of $17.4 million in existing portfolio companies. In addition, during the three months ended December 31, 2014, we sold our investment in one portfolio company for net proceeds of $6.1 million and we received scheduled and unscheduled principal repayments of approximately $4.5 million from existing portfolio companies. Since our initial public offering in August 2001, we have made 385 different loans to, or investments in, 191 companies for a total of approximately $1.4 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the three months ended December 31, 2014, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the three months ended December 31, 2014, we extended an aggregate of $31.6 million of investments in three new proprietary portfolio companies and an aggregate of $12.5 million in three new syndicated portfolio companies (PSC Industrial Holdings Corp, SourceHOV, LLC and Vertellus Specialties, Inc.). Below are significant issuances and originations during the three months ended December 31, 2014:

•	In December 2014, we invested $8.4 million in B+T Holdings Inc. (“B+T”), through a combination of senior term debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. This was a co-investment with Gladstone Investment, which invested an additional $19.6 million under the same terms as us.

•	In December 2014, we invested $15.0 million in Circuitronics, Inc. (“Circuitronics”) through a combination of senior term debt and equity. Circuitronics, headquartered in Dallas, Texas, is a premier electronic manufacturing services company focused on the design and production of specialized printed circuit board assemblies and related services.

•	In December 2014, we invested $11.0 million in Vision Government Solutions, Inc. (“Vision”) through senior term debt. Vision, headquartered in Northboro, Massachusetts, is a leading provider of land parcel management software technology and appraisal services to local government organizations, enabling efficient assessment, billing, collections, mapping, and permitting.

Repayments and Sales:

During the three months ended December 31, 2014, ten borrowers made principal repayments totaling $4.5 million in the aggregate, consisting of $4.4 million of unscheduled principal and revolver repayments, as well as $0.1 million in contractual principal amortization. Below are the significant repayments and exits during the three months ended December 31, 2014.

•	In October 2014, North American Aircraft Services, LLC (“NAAS”) paid off early resulting in a $1.6 million realized gain and success fees of $0.6 million. The resulting IRR at payoff was 18.0%.

•	In December 2014, we sold our investment in Midwest Metal Distribution, Inc. (“Midwest Metal”) for net proceeds of $6.1 million, which resulted in a realized loss of $14.5 million recorded in the three months ended December 31, 2014. Midwest Metal had been on non-accrual status at the time of the sale.

Recent Developments

Executive Officers

On January 9, 2015, David Watson resigned as the Company’s treasurer. On January 13, 2015, our Board of Directors accepted Mr. Watson’s resignation and appointed Melissa Morrison, the Company’s then-current assistant treasurer as the Company’s treasurer.

Registration Statement

On December 1, 2014, we filed Post-effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) and subsequently filed Post-effective Amendment No. 5 on January 29, 2015, which the SEC was declared effective as of January 30, 2015. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. We currently have the ability to issue up to $239.0 million in securities under our Registration Statement through one or more transactions.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2014, to the Three Months Ended December 31, 2013

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$7,648	$8,191	$(543)	(6.6)%
Other income	1,078	201	877	436.3

Total investment income	8,726	8,392	334	4.0

EXPENSES
Base management fee	1,597	1,456	141	9.7
Loan servicing fee	832	884	(52)	(5.9)
Incentive fee	922	974	(52)	(5.3)
Administration fee	281	203	78	38.4
Interest expense on borrowings	678	615	63	10.2
Dividend expense on mandatorily redeemable preferred stock	1,029	686	343	50.0
Amortization of deferred financing fees	302	315	(13)	(4.1)
Other expenses	638	611	27	4.4

Expenses before credits from Adviser	6,279	5,744	535	9.3
Credits to base management fee – loan servicing fee	(832)	(884)	52	5.9
Credits to fees from Adviser - other	(412)	(878)	466	53.1

Total expenses net of credits	5,035	3,982	1,053	26.4

NET INVESTMENT INCOME	3,691	4,410	(719)	(16.3)

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments and escrows	(12,858)	(10,774)	2,084	19.3
Net unrealized appreciation of investments	8,763	16,877	(8,114)	(48.1)
Net unrealized depreciation (appreciation) of other	735	(7)	742	NM

Net (loss) gain from investments and other	(3,360)	6,096	(9,456)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$331	$10,506	$(10,175)	(96.8)%

NM = Not Meaningful

Investment Income

Total interest income decreased by 6.6% for the three months ended December 31, 2014, as compared to the prior year period. This decrease was due primarily to the increase in early payoffs at par during the year, resulting in a lower weighted average principal balance of interest-bearing investments compared to the prior period. This was partially offset by six new investments that we funded during the three months ended December 31, 2014. In addition, we recorded an allowance on certain interest receivables totaling $0.5 million, which reduces interest income, during the three months ended December 31, 2014, which resulted in a lower weighted average yield on the portfolio. The level of interest income from investments is directly related to the principal balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2014, was $283.0 million, compared to $299.6 million for the prior year period, a decrease of 5.5%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and decreased to 10.8% for the three months ended December 31, 2014 compared to 11.6% for the three months ended December 31, 2013. The weighted average yield on our interest-bearing investments for the three months ended December 31, 2014 includes any allowances on interest receivables made during that period.

As of December 31, 2014, two portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $33.6 million, or 9.4%, of the cost basis of all debt investments in our portfolio. As of December 31, 2013, one portfolio company was on non-accrual status, with an aggregate debt cost basis of approximately $29.2 million, or 9.2%, of the cost basis of all debt investments in our portfolio. During the three months ended December 31, 2014, one non-accrual portfolio company was sold. See “Overview – Investment Highlights” for more information. There were no new non-accruals added and no non-accruals placed on accrual status during the three months ended December 31, 2014 and 2013.

For the three months ended December 31, 2014, other income consisted primarily of $0.6 million in success fees received from the early payoff of NAAS, $0.3 million in success fees prepaid by Francis Drilling Fluids, Ltd. (“FDF”), $0.1 million in dividend income and $0.1 million in other fees, both received from FDF. Other income for the three months ended December 31, 2013, consisted of $0.2 million in success fees received related to the sale of substantially all of the assets of Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments at par in September 2013.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2014		Three Months Ended December 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$28,283	8.7%	$433	5.0%
Francis Drilling Fluids, Ltd.	21,523	6.6	1,075	12.3
WadeCo Specialties, Inc.(A)	21,097	6.5	324	3.7
Funko, LLC	19,011	5.8	249	2.9
J.America, Inc.(B)	16,103	4.9	478	5.5

Subtotal—five largest investments	106,017	32.5	2,559	29.4
Other portfolio companies	220,607	67.5	6,165	70.6
Other non-portfolio company revenue	—	—	2	—

Total Investment Portfolio	$326,624	100.0%	$8,726	100.0%

	As of December 31, 2013		Three Months Ended December 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$34,219	12.1%	$817	9.7%
Midwest Metal Distribution, Inc.(C)	18,098	6.4	561	6.7
J.America, Inc.(B)	17,000	6.0	26	0.3
Francis Drilling Fluids, Ltd.	14,773	5.2	462	5.5
AG Transportation Holdings, LLC	13,065	4.6	461	5.5

Subtotal—five largest investments	97,155	34.3	2,327	27.7
Other portfolio companies	186,051	65.7	6,061	72.2
Other non-portfolio company revenue	—	—	4	0.1

Total Investment Portfolio	$283,206	100.0%	$8,392	100.0%

(A)	Investment added in March 2014.
(B)	Investment added in December 2013.
(C)	Investment exited in December 2014.

Expenses

Expenses, excluding any voluntary, irrevocable and non-contractual credits from the Adviser to the base management, loan servicing, and incentive fees, increased for the three months ended December 31, 2014, by 26.4%, as compared to the prior year period. This increase was primarily due to the increases in the net incentive fee and dividend expense on our mandatorily redeemable preferred stock during the three months ended December 31, 2014.

The increase of $0.5 million in the net incentive fee earned by the Adviser during the three months ended December 31, 2014, as compared to the prior year period, was due to the partial incentive fee credit taken in the prior year period. There was no incentive fee credit granted by the Adviser during the three months ended December 31, 2014, due to a change in the assessment of distribution coverage of net investment income to a fiscal year end basis rather than a quarterly basis.

The base management fee, loan servicing fee and incentive fee, and associated unconditional and irrevocable voluntary credits, are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2014	2013
Average total assets subject to base management fee(A)	$319,400	$291,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,597	$1,456
Portfolio company fee credit	(375)	(333)
Senior syndicated loan fee waiver	(37)	(30)

Net Base Management Fee	$1,185	$1,093

Loan servicing fee(B)	832	884
Credit to base management fee - loan servicing fee(B)	(832)	(884)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	922	974
Incentive fee credit	—	(515)

Net Incentive Fee	$922	$459

Portfolio company fee credit	(375)	(333)
Senior syndicated loan fee waiver	(37)	(30)
Incentive fee credit	—	(515)

Credits to Fees From Adviser - other(B)	$(412)	$(878)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.

The increase of $0.3 million in dividend expense on our mandatorily redeemable preferred stock during the three months ended December 31, 2014, as compared to the prior year period, was primarily due to the higher monthly distribution amount on our Series 2021 Term Preferred Stock, which was issued in May 2014, and which was partially offset by the voluntary redemption of our Series 2016 Term Preferred Stock, which was issued in November 2011 and redeemed in May 2014. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock”) for further discussion of our term preferred stock.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments and Escrows

For the three months ended December 31, 2014, we recorded a net realized loss on investments and escrows of $12.9 million, which primarily consisted of a realized loss of $14.5 million resulting from the sale of Midwest Metal during the period for net proceeds of $6.1 million. This realized loss was partially offset by the realized gain of $1.6 million we recognized on the early payoff of NAAS.

For the three months ended December 31, 2013, we recorded a net realized loss on investments of $10.8 million related to the sale of LocalTel, LLC (“LocalTel”).

Net Unrealized Appreciation of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended December 31, 2014, we recorded net unrealized appreciation of investments in the aggregate amount of $8.8 million, which included reversals totaling $13.4 million in cumulative unrealized depreciation primarily related to the sale of Midwest Metal during the period. Excluding reversals, we had $4.6 million in net unrealized depreciation for the three months ended December 31, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the three months ended December 31, 2014, consisted of approximately $9.8 million of depreciation on our debt investments and approximately $5.2 million of appreciation on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2014, were as follows:

	Three Months Ended December 31, 2014
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$3,648	$—	$3,648
Defiance Integrated Technologies, Inc.	—	1,394	—	1,394
Midwest Metal Distribution, Inc.	(14,459)	—	15,578	1,119
Precision Acquisition Group Holdings, Inc.	—	620	—	620
Alloy Die Casting Co.	—	417	—	417
Meridian Rack & Pinion, Inc.	—	(290)	—	(290)
Edge Adhesives Holdings, Inc.	—	(301)	—	(301)
Vision Solutions, Inc.	—	(416)	—	(416)
Sunshine Media Holdings	—	(439)	—	(439)
J.America, Inc.	—	(546)	—	(546)
North American Aircraft Services, LLC	1,578	—	(2,216)	(638)
Targus Group International, Inc.	—	(684)	—	(684)
WadeCo. Specialties, Inc.	—	(726)	—	(726)
PLATO Learning, Inc.	—	(753)	—	(753)
Francis Drilling Fluids, Ltd.	—	(980)	—	(980)
Saunders & Associates	—	(1,480)	—	(1,480)
GFRC Holdings, LLC	—	(2,985)	—	(2,985)
Other, net (<$250)	23	(1,078)	—	(1,055)

Total:	$(12,858)	$(4,599)	$13,362	$(4,095)

The largest driver of our net unrealized depreciation (excluding reversals) for the three months ended December 31, 2014, were declines in the financial and operational performance of GFRC Holdings, LLC of $3.0 million and Saunders & Associates of $1.5 million. Partially offsetting this net unrealized depreciation for the three months ended December 31, 2014, was the net unrealized appreciation on Funko, LLC of $3.6 million and Defiance Integrated Technologies, Inc. of $1.4 million due to incremental improvements in the financial and operational performance of these portfolio companies and, to lesser extent, increases in comparable multiples used in valuations.

During the three months ended December 31, 2013, we recorded net unrealized appreciation of investments in the aggregate amount of $16.9 million, which included reversals of $10.2 million in cumulative unrealized depreciation primarily related to the sale of LocalTel during the period. Excluding reversals, we had $6.7 million in net unrealized appreciation for the three months ended December 31, 2013. Over our entire portfolio, the net unrealized appreciation (excluding reversals) was comprised of approximately $3.2 million on our debt investments and approximately $3.5 million on our equity investments for the three months ended December 31, 2013.

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

The largest driver of our net unrealized appreciation (excluding reversals) for the three months ended December 31, 2013, was due to several portfolio companies’ increased financial and operational performance and, to a lesser extent, the increase in certain comparable multiples used for equity valuations during the period, most notably that of RBC Acquisition Corp.

As of December 31, 2014, the fair value of our investment portfolio was less than its cost basis by approximately $59.2 million, and our entire investment portfolio was valued at 84.6% of cost, as compared to cumulative net unrealized depreciation of $68.0 million and a valuation of our entire portfolio at 80.5% of cost as of September 30, 2014. This decrease in cumulative unrealized depreciation quarter over quarter represents net unrealized appreciation of our investments of $8.8 million for the three months ended December 31, 2014. Of our current investment portfolio, ten portfolio companies originated before December 31, 2007, representing 30.1% of the entire cost basis of our portfolio, were valued at 58.2% of cost and include our two investments on non-accrual status. Our 39 portfolio companies which originated after December 31, 2007, representing 69.9% of the entire cost basis of our portfolio, were valued at 96.0% of cost and none of these portfolio companies are on non-accrual status.

We believe that our aggregate investment portfolio was valued at a depreciated value as of December 31, 2014, primarily due to the lingering effects of the recession that began in 2008 and its affect on the performance of certain of our portfolio companies and also because we were invested in certain industries that were disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation (Appreciation) of Other

Net unrealized depreciation (appreciation) of other includes the net change in the fair value of our Credit Facility and our interest rate swap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended December 31, 2014, we recorded net unrealized depreciation of borrowings of $0.7 million compared to net unrealized appreciation of borrowings of $7 for the three months ended December 31, 2013. Our Credit Facility was fair valued at $84.1 million and $38.0 million as of December 31 and September 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash used in operating activities during the three months ended December 31, 2014, was $42.3 million, as compared to $1.2 million for the three months ended December 31, 2013. The increase in cash used in operating activities was primarily due to an increase in disbursements to existing portfolio companies and a decrease in unscheduled principal repayments during the three months ended December 31, 2014.

As of December 31, 2014, we had loans to, syndicated participations in, or equity investments in 49 private companies with an aggregate cost basis of approximately $385.9 million. As of December 31, 2013, we had loans to, syndicated participations in and/or equity investments in 52 private companies with an aggregate cost basis of approximately $341.7 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2014 and 2013, at fair value:

	Three Months Ended December 31,
	2014	2013
Beginning investment portfolio, at fair value	$281,286	$256,878
New investments	44,099	44,111
Disbursements to existing portfolio companies	17,366	770
Scheduled principal repayments	(134)	(930)
Unscheduled principal repayments	(4,363)	(23,737)
Net proceeds from sales of investments	(7,713)	—
Net unrealized (depreciation) appreciation of investments	(4,599)	6,736
Reversal of prior period depreciation on realization	13,362	10,141
Net realized loss on investments	(12,881)	(10,732)
Increase in investment balance due to PIK(A)	70	53
Interest payments received on non-accrual loans	502	—
Net change in premiums, discounts and amortization	(371)	(84)

Investment Portfolio, at Fair Value	$326,624	$283,206

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income calculated at the contractual rate stated in a loan agreement and is added to the principal balance of a loan and recorded over the life of the obligation.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2014:

For the Fiscal Years Ending September 30:	Amount
For the remaining nine months ending September 30:
2015	$43,666
2016	93,777
2017	12,431
2018	31,789
2019	64,037
Thereafter	111,989

Total contractual repayments	$357,689
Equity investments	29,303
Adjustments to cost basis on debt investments	(1,132)

Total Cost Basis of Investments Held at December 31, 2014:	$385,860

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2014 of $42.4 million consisted primarily of net borrowings on our line of credit of $46.8 million, partially offset by $4.4 million of distributions to common stockholders. Net cash used in financing activities for the three months ended December 31, 2013 of $3.6 million consisted primarily of distributions to common stockholders of $4.4 million.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions to stockholders that we can pay out to be no greater than our net investment income in each fiscal year. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the three months from October 2014 through December 2014, which totaled an aggregate of $4.4 million. In January 2015, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February and March 2015. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2015.

For the fiscal year ended September 30, 2014, which includes the three months ended December 31, 2013, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for that fiscal year. For our fiscal year ended September 30, 2014, our common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our preferred stock dividends), resulted in a partial return of capital of approximately $15.2 million. The return of capital was primarily due to accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes. The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2015 will be determined at fiscal year-end based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. If we characterized our common stockholder distributions for the three months ended December 31, 2014, 100.0% would be a return of capital, primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Preferred Stock Distributions

Our Board of Directors also declared, and we paid, monthly cash distributions of $0.140625 per share of our Series 2021 Term Preferred Stock for each of the three months from October 2014 through December 2014, which totaled an aggregate of $1.0 million. In January 2015, our Board of directors declared a monthly distribution of $0.140625 per share of Series 2021 Term Preferred stock for each of January, February and March 2015. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits have been characterized as ordinary income to our preferred stockholders.

Equity

Registration Statement

We filed Post-effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 1, 2014, and subsequently filed Post-effective Amendment No. 5 on January 29, 2015, which the SEC was declared effective as of January 30, 2015. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. We currently have the ability to issue up to $239.0 million in securities under our Registration Statement through one or more transactions. We issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock under our Registration in May 2014. No other securities have been issued under our Registration Statement.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has from time to time over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of January 30, 2015, our closing market price was $7.41 per common share, a 25.6% discount to our December 31, 2014 NAV per common share of $9.31. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering to existing common stockholders.

At our Annual Meeting of Stockholders held on February 13, 2014, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 12, 2015, our stockholders will again be asked to vote in favor of renewing our ability to issue stock below NAV for another year. We have not issued any common stock since February 2008 and have not issued common stock below the then current NAV per share to date.

Term Preferred Stock

Pursuant to our Registration Statement, in May 2014, we completed a public offering of approximately 2.4 million shares of our Series 2021 Term Preferred Stock, par value $0.001 per share, at a public offering price of $25.00 per share and a 6.75% rate. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing Series 2016 Term Preferred Stock and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. In connection with the voluntary redemption of our Series 2016 Term Preferred Stock, we recognized a realized loss on extinguishment of debt of $1.3 million, which was reflected on our statement of operations during the three months ended June 30, 2014 and was primarily comprised of the unamortized deferred issuance costs at the time of redemption.

We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock and are traded under the ticker symbol of “GLADO” on the NASDAQ. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 200.0% and do not take steps to cure such asset coverage amount within a specified period of time. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price in order to have an asset coverage ratio of up to and including 240.0% and at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of December 31, 2014, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock. Our Series 2021 Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks.

Pursuant to our prior registration statement, in November 2011, we completed a public offering of approximately 1.5 million shares of our Series 2016 Term Preferred Stock at a public offering price of $25.00 per share and a 7.125% rate. Gross proceeds totaled $38.5 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $36.4 million, a portion of which was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.1 million in total offering costs related to these transactions, which were recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and were amortized over the redemption period ending December 31, 2016. In May 2014 when our Series 2016 Term Preferred Stock was voluntarily redeemed, the remaining unamortized costs at that time were fully written off as part of the realized loss on extinguishment of debt discussed above. Our Series 2016 Term Preferred Stock provided for a fixed dividend rate equal to 7.125% per year, payable monthly (which equated in total to approximately $2.7 million per year). The shares of our Series 2016 Term Preferred were traded under the ticker symbol of “GLADP” on the NASDAQ. In connection with the voluntary redemption, shares of our Series 2016 Term Preferred Stock were removed from listing on May 22, 2014. We had not issued any preferred stock prior to the issuance of our Series 2016 Term Preferred Stock.

Revolving Credit Facility

On April 26, 2013, we, through our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”), entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by Key Equipment Finance, a division of KeyBank National Association, (“Key Equipment”) as administrative agent. Keybank, Branch Banking and Trust Company and ING Capital LLC also joined our Credit Facility as committed lenders. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.7 million in April 2013 and $0.6 million in January 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment as custodian and with The Bank of New York Mellon Trust Company, N.A as custodian. Key Equipment, which also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also generally limits payments on distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability credit under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of December 31, 2014, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2014, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $256.6 million, asset coverage of 235.6% and an active status as a BDC and RIC. In addition, we had 32 obligors in the borrowing base of our Credit Facility as of December 31, 2014. As of December 31, 2014 we were in compliance with all of our Credit Facility covenants.

On July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our revolving line of credit pursuant to the terms of our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2014 and September 30, 2014, the fair value of our interest rate cap agreement was $0.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. As of December 31 and September 30, 2014, our unused line of credit commitments totaled $12.0 million and $5.9 million, respectively.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of December 31, 2014 and September 30, 2014, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P. of $2.8 million.

The following table summarizes our contractual obligations as of December 31, 2014, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$83,500	$—	$—	$83,500
Series 2021 term preferred stock	—	—	—	61,000	61,000
Interest expense on debt obligations(C)	5,800	13,457	8,235	3,088	30,580

Total	$5,800	$96,957	$8,235	$64,088	$175,080

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $14.8 million as of December 31, 2014.
(B)	Principal balance of borrowings under our Credit Facility, based on the current contractual maturity as of December 31, 2014 due to the revolving nature of the facility.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2014. Dividend payments on our Series 2021 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions to stockholders through the date of mandatory redemption.

Of our interest bearing debt investments as of December 31, 2014, 34.9% had a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally recognize success fees as income only when the payment has been received. As a result, as of December 31 and September 30, 2014, we had aggregate unrecognized success fee receivables on our accruing debt investments of $10.8 million and $11.0 million (or approximately $0.51 per common share and $0.52 million), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of December 31 and September 30, 2014, all of our investments were valued using Level 3 inputs and during the three months ended December 31, 2014 and 2013, there were no investments transferred into or out of Level 1, 2 or 3.

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the valuation officer (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the valuation officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, the sole third-party service provider Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on our proprietary debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

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

•	Investments in Funds — For equity investments in other funds, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the NAV provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider the other factors when determining fair values of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the most recently completed quarter are generally valued at original cost basis.

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

Credit Monitoring and Risk Rating

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance and, in some instances, are used as inputs in our valuation techniques. Generally, we, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold board seats and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates certain credit statistics.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of December 31, 2014 and September 30, 2014, representing approximately 78.2% and 80.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2014	As of September 30, 2014
Highest	8.0	9.0
Average	5.7	5.9
Weighted Average	5.4	5.2
Lowest	3.0	2.0

The following table reflects corporate level risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31, 2014 and September 30, 2014, representing approximately 19.7% and 16.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of December 31,	As of September 30,
Rating	2014	2014
Highest	6.0	6.0
Average	4.6	4.6
Weighted Average	4.7	4.8
Lowest	3.0	3.5

In addition, there was one syndicated loan in our portfolio that was not rated by an NRSRO as of December 31, 2014 and September 30, 2014 and it represented 2.1% and 2.6%, respectively, of the principal balance of all debt investments in our portfolio. For the periods ended December 31, 2014 and September 30, 2014 the syndicated loan had a risk rating of 4.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2014, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $33.6 million, or 9.4% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $8.3 million, or 2.8% of the fair value of all debt investments in our portfolio. As of September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio.

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

As of December 31 and September 30, 2014, we had 20 and 17 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $63 and $61 for the three months ended December 31, 2014 and 2013, respectively. The unamortized balance of OID investments as of December 31 and September 30, 2014, totaled $1.0 million and $0.6 million, respectively. As of December 31 and September 30, 2014, we had two and three investments which had a PIK interest component. We recorded PIK income of $67 and $92 for the three months ended December 31, 2014 and 2013, respectively. We collected $0.2 million and $0 PIK interest in cash in each of the three months ended December 31, 2014 and 2013, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We received an aggregate of $0.9 million in success fees during the three months ended December 31, 2014, which resulted from $0.6 million related to the early payoff of NAAS at a realized gain and $0.3 million prepayment of success fees by FDF. We received $0.2 million in success fees during the three months ended December 31, 2013 related to our sale of substantially all of the assets in Lindmark and the ensuing pay down of our debt investments at par in September 2013.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the three months ended December 31, 2014, we recorded an aggregate of $0.1 million of dividend income, net of return of capital cost basis adjustments, which resulted from our preferred equity investment in FDF. We did not record any dividend income during the three months ended December 31, 2013.

Success fees and dividend income are recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

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

As of December 31, 2014, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	84.1%
Fixed rates	15.9

Total:	100.0%

Pursuant to our Credit Facility, in July 2013, we, through Business Loan, entered into an interest rate cap agreement with Keybank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notational amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on our Credit Facility, which are at variable rates. As of December 31 and September 30, 2014, our interest rate cap agreement had a minimal fair value.

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2014 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on November 12, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section and the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on November 12, 2014, and subsequently amended on December 29, 2014. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The recent volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.

Our portfolio includes a high concentration of oil and gas companies with the fair value of our investments in the oil and gas industry representing approximately $55.2 million, or 16.9% of our total portfolio at fair value. These businesses are heavily dependent upon the prices of, and demand for, oil and natural gas, which have recently declined significantly and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flow, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

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
Melissa Morrison
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: February 2, 2015

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Exhibit A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No. 814-000000), filed July 30, 2014.

3.5	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.6	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.7	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.8	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.