Form 10-Q
period 2015-03-31
GLADSTONE CAPITAL CORP
filed 2015-05-06
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 6, 2015 was 21,131,622.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,	September 30,
	2015	2014
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (Cost of $280,549 and $225,845, respectively)	$262,551	$198,926
Affiliate investments (Cost of $81,625 and $61,281, respectively)	77,000	57,006
Control investments (Cost of $54,156 and $62,159, respectively)	24,089	25,354

Total investments at fair value (Cost of $416,330 and $349,285, respectively)	363,640	281,286

Cash and cash equivalents	5,523	6,314
Restricted cash and cash equivalents	1,532	675
Interest receivable	4,965	2,767
Due from custodian	2,417	6,022
Deferred financing fees	2,846	3,340
Other assets	1,264	1,025

TOTAL ASSETS	$382,187	$301,429

LIABILITIES
Borrowings at fair value (Cost of $114,100 and $36,700, respectively)	$114,793	$38,013
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding	61,000	61,000
Accounts payable and accrued expenses	505	462
Interest payable	284	146
Fees due to Adviser(A)	1,583	875
Fee due to Administrator(A)	268	218
Other liabilities	2,586	1,055

TOTAL LIABILITIES	$181,019	$101,769

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 21,067,311 shares issued and outstanding as of March 31, 2015 and 21,000,160 shares issued and outstanding as of September 30, 2014	$21	$21
Capital in excess of par value	293,989	307,348
Note receivable from employee(A)	(50)	(100)
Cumulative net unrealized depreciation of investments	(52,690)	(67,999)
Cumulative net unrealized appreciation of other	(754)	(1,374)
Overdistributed net investment income	(3,873)	(1,928)
Accumulated net realized losses	(35,475)	(36,308)

TOTAL NET ASSETS	$201,168	$199,660

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$9.55	$9.51

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,895	$6,285	$13,196	$12,684
Affiliate investments	1,536	874	2,699	1,093
Control investments	308	1,008	490	2,577
Other	1	4	3	8

Total interest income	8,740	8,171	16,388	16,362
Other income
Non-Control/Non-Affiliate investments	—	960	1,078	961
Control investments	483	200	483	400

Total other income	483	1,160	1,561	1,361

Total investment income	9,223	9,331	17,949	17,723

EXPENSES
Base management fee(A)	1,801	1,504	3,398	2,960
Loan servicing fee(A)	955	826	1,787	1,711
Incentive fee(A)	923	1,121	1,845	2,095
Administration fee(A)	268	213	549	416
Interest expense on borrowings	1,024	669	1,702	1,284
Dividend expense on mandatorily redeemable preferred stock	1,029	686	2,058	1,372
Amortization of deferred financing fees	302	315	604	630
Professional fees	210	337	584	627
Other general and administrative expenses	407	328	671	649

Expenses before credits from Adviser	6,919	5,999	13,198	11,744
Credit to base management fee—loan servicing fee(A)	(955)	(826)	(1,787)	(1,711)
Credits to fees from Adviser—other(A)	(434)	(327)	(846)	(1,205)

Total expenses, net of credits	5,530	4,846	10,565	8,828

NET INVESTMENT INCOME	3,693	4,485	7,384	8,895

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	—	(2,610)	1,578	(2,610)
Control investments	—	—	(14,459)	(10,731)
Escrows	(582)	71	(559)	28

Total net realized loss	(582)	(2,539)	(13,440)	(13,313)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	8,275	10,141	762	12,237
Affiliate investments	(98)	(6,339)	(350)	(6,495)
Control investments	(1,631)	(7,742)	14,897	7,195
Other	(115)	(108)	620	(115)

Total net unrealized appreciation (depreciation)	6,431	(4,048)	15,929	12,822

Net realized and unrealized gain (loss)	5,849	(6,587)	2,489	(491)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$9,542	$(2,102)	$9,873	$8,404

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.18	$0.21	$0.35	$0.42

Net increase (decrease) in net assets resulting from operations	$0.45	$(0.10)	$0.47	$0.40

Distributions declared and paid	$0.21	$0.21	$0.42	$0.42

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	21,011,809	21,000,160	21,005,920	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
OPERATIONS
Net investment income	$7,384	$8,895
Net realized loss on investments and escrows	(13,440)	(13,313)
Net unrealized appreciation of investments	15,309	12,937
Net unrealized appreciation (depreciation) of other	620	(115)

Net increase in net assets resulting from operations	9,873	8,404

DISTRIBUTIONS
Distributions to common stockholders	(8,825)	(8,820)

CAPITAL TRANSACTIONS
Repayment of principal on employee note(A)	50	—
Issuance of common stock	593	—
Offering costs for issuance of common stock	(183)	—

Net increase in net assets resulting from capital transactions	460	—

NET INCREASE (DECREASE) IN NET ASSETS	1,508	(416)
NET ASSETS, BEGINNING OF PERIOD	199,660	205,992

NET ASSETS, END OF PERIOD	$201,168	$205,576

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$9,873	$8,404
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(92,440)	(79,801)
Principal repayments on investments	5,080	38,415
Net proceeds from sale of investments	7,713	4,700
Increase in investment balance due to paid-in-kind interest	(129)	(128)
Net change in premiums, discounts and amortization	294	(34)
Cost adjustments on non-accrual loans	(444)	—
Net realized loss on investments	12,881	13,343
Net unrealized appreciation of investments	(15,309)	(12,937)
Net unrealized (appreciation) depreciation other	(620)	115
(Increase) decrease in restricted cash and cash equivalents	(857)	145
Amortization of deferred financing fees	604	630
(Increase) decrease in interest receivable	(2,198)	162
Decrease in due from custodian	3,605	14,544
(Increase) decrease in other assets	(239)	268
Increase (decrease) in accounts payable and accrued expenses	43	(149)
Increase in interest payable	138	21
Increase (decrease) in fees due to Adviser(A)	708	(40)
Increase in fee due to Administrator(A)	50	87
Increase in other liabilities	1,531	340

Net cash used in operating activities	(69,716)	(11,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	93,500	77,200
Repayments on borrowings	(16,100)	(63,900)
Deferred financing fees	(110)	(75)
Proceeds from issuance of common stock	593	—
Offering costs for issuance of common stock	(183)	—
Distributions paid to common stockholders	(8,825)	(8,820)
Receipt of principal on employee note	50	—

Net cash provided by financing activities	68,925	4,405

NET DECREASE IN CASH AND CASH EQUIVALENTS	(791)	(7,510)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,314	13,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,523	$6,390

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(O):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$12,940	$12,935
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	37
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,184	12,972
Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	599
		Secured First Lien Debt (8.3%, Due 9/2018)(D)	2,767	2,767	2,760
		Secured First Lien Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,393

				8,767	8,752
Alloy Die Casting Co.	Diversified/conglomerate	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,209
	manufacturing	Preferred Stock (1,742 units)(F)(H)		1,742	1,767
		Common Stock (270 units)(F)(H)		18	—

				6,995	6,976
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,270
		Preferred Stock (1,252 shares)(F)(H)(L)		1,253	1,476

				5,528	5,746
B+T Group Acquisition Inc.	Telecommunications	Line of Credit, $300 available (10.0%, Due 6/2015)(D)	300	300	301
		Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	6,015
		Preferred Stock (5,503 units)(H)(F)(L)		1,799	1,946

				8,099	8,262
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	65
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.4%, Due 4/2020)(D)	15,000	15,000	13,650
		Secured Second Lien Debt (10.3%, Due 4/2020)(D)	7,000	7,000	6,370
		Preferred Equity Units (999 units)(F)(H)		648	747
		Common Equity Units (999 units)(F)(H)		1	206

				22,649	20,973
Funko, LLC	Personal and non-durable consumer products	Secured Second Lien Debt (9.3%, Due 5/2019)(D)(G)	7,500	7,500	7,734
		Secured Second Lien Debt (9.3%, Due 5/2019)(D)(G)	2,000	2,000	2,063
		Preferred Equity Units (1,305 units)(F)(H)		1,305	15,211

				10,805	25,008
Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 6/2015)(D)(G)(I)	100	94	65
		Line of Credit, $0 available (10.0%, Due 6/2015)(D)(G)(I)	100	88	65
		Secured First Lien Debt (5.0%, Due 6/2015)(D)(G)(I)	4,342	4,087	792
		Common Stock Warrants (8.8% ownership)(F)(H)		66	—

				4,335	922
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, Due 12/2019)(D)(G)	7,500	7,500	7,275
		Secured Second Lien Debt (11.5%, Due 12/2019)(D)(G)	9,500	9,500	9,168

				17,000	16,443
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,487 uncalled capital commitment)(H)(N)		509	594

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(O) (Continued):
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (11.0%, Due 11/2014)(D)	$6,699	$6,699	$3,834
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	4,119
		Preferred Stock (1,449 shares)(F (H)		1,449	1,336

				5,589	5,455
Precision Acquisition Group	Machinery	Equipment Note (9.0%, Due 4/2016)(D)	1,000	1,000	523
Holdings, Inc.		Secured First Lien Debt (9.0%, Due 4/2016)(D)	4,125	4,125	2,145
		Secured First Lien Debt (9.0%, Due 4/2016)(C)(D)	4,053	4,053	2,087

				9,178	4,755
Precision Metal Hose, Inc.	Diversified/conglomerate manufacturing	Line of Credit, $4,000 available (7.0%, Due 2/2018)(J)	—	—	—
		Secured First Lien Debt (9.3%, Due 2/2020)(J)	21,000	21,000	21,000
		Preferred Stock (245 shares)(H)(J)		245	245
		Common Stock (500 shares)(H)(J)		5	5

				21,250	21,250
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	206
		Secured First Lien Debt (11.3%, Due 5/2013)(D)	8,947	8,947	2,013

				9,864	2,219
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(D)	8,000	8,000	7,840
		Common Stock (100 shares)(F) (H)		750	750

				8,750	8,590
Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Secured First Lien Debt (8.5%, Due 2/2016)(D)(G)	6,026	6,026	3,731
Vision Government Solutions, Inc.	Diversified/conglomerate service	Line of Credit, $1,000 available (7.5%, Due 12/2017)(D)	1,000	1,000	1,001
		Secured First Lien Debt (9.75%, Due 12/2019)(D)	9,000	9,000	9,011

				10,000	10,012
WadeCo Specialties, Inc.	Oil and gas	Line of Credit, $2,525 available (8.0%, Due 3/2016)(D)	2,475	2,475	2,338
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	13,000	13,000	12,285
		Secured Second Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,580
		Preferred Stock (1,000 shares)(F)(H)		313	512

				22,788	21,715
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,935
		Common Stock (58,333 shares)(F)(H)		408	71

				4,408	4,006

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$203,531	$192,280

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Secured First Lien Debt (9.0% and 1.0% PIK, Due 3/2016)(E)	$7,354	$7,318	$6,251
Ardent Medical Services, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.0%, Due 1/2019)(K)	7,143	7,136	7,143
Autoparts Holdings Limited	Automobile	Secured First Lien Debt (10.5%, Due 1/2018)(E)	700	697	672
Blue Coat Systems, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 6/2020)(K)	3,000	2,975	3,000
Envision Acquisition Company, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.8%, Due 11/2021)(K)	2,500	2,456	2,575
First American Payment Systems, L.P.	Finance	Secured Second Lien Debt (10.8%, Due 4/2019)(E)	4,195	4,170	4,163
GTCR Valor Companies, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	3,000	2,983	2,820
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,988	3,760

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(O) (Continued):
PLATO Learning, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.3%, Due 5/2019)(F)	$5,000	$4,931	$1,750
PSC Industrial Holdings Corp	Diversified/conglomerate service	Secured Second Lien Debt (10.5%, Due 12/2021)(E)	3,500	3,432	3,474
RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	2,000	1,969	1,820
Sensus USA, Inc.	Electronics	Secured First Lien Debt (8.5%, Due 5/2018)(K)	500	497	492
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,809	4,800
Targus Group International, Inc.	Textiles and leather	Secured First Lien Debt (13.8% and 1.0% PIK, Due 5/2016)(E)	8,931	8,885	7,412
The Active Network	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	995	960
Vertellus Specialties, Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)	3,980	3,848	3,502
Vision Solutions, Inc.	Electronics	Secured First Lien Debt (9.5%, Due 7/2017)(E)	11,000	10,960	10,835
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,474	4,388
W3, Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	454

Subtotal—Syndicated Investments				$77,018	$70,271

Total Non-Control/Non-Affiliate Investments (represented 72.2% of total investments at fair value)				$280,549	$262,551

AFFILATE INVESTMENTS(P) :
Proprietary Investments:
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)(G)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(D)(G)	7,000	7,000	7,035
		Preferred Equity Units (4,400 units)(F)(H)		440	541
		Common Equity Units (4,400 units)(F)(H)		—	65

				7,440	7,641
Edge Adhesives Holdings, Inc.	Diversified/conglomerate manufacturing	Line of Credit, $7 available (12.5%, Due 8/2015)(D)	993	993	992
		Secured First Lien Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,200
		Secured Second Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,602
		Preferred Stock (2,316 shares)(F)(H)		2,316	2,133

				11,109	10,927
FedCap Partners, LLC	Private equity fund – aerospace	Class A Membership Units (80 units)(H)(M)		1,634	1,996
	and defense
Lignetics, Inc.	Diversified natural resources,	Secured Second Lien Debt (12.0%, Due 3/2020)(D)	6,000	6,000	5,970
	precious metals and minerals	Secured Second Lien Debt (12.0%, Due 3/2020)(J)	6,000	6,000	6,000
		Common Stock (139,330 shares)(F)(H)(J)		1,590	2,119

				13,590	14,089
LWO Acquisitions Company, LLC	Diversified/conglomerate manufacturing	Line of Credit, $800 available (6.5%, Due 12/2017)(D)	2,200	2,200	2,200
		Secured First Lien Debt (9.5%, Due 12/2019)(D)	11,000	11,000	11,000
		Common Stock (100 shares)(H) (F)		1,000	864

				14,200	14,064
RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 12/2015)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2015)(F)(G)	6,891	6,891	6,891
		Secured First Lien Debt (12.0%, Due 12/2015)(C)(F)	11,392	11,392	11,392
		Secured Second Lien Debt (12.5%, Due 12/2015)(F)(G)	6,000	6,000	6,000
		Preferred Stock (4,999,000 shares)(F)(H)(L)		4,999	—
		Common Stock (2,000,000 shares)(F (H)		370	—

				33,652	28,283

Total Affiliate Proprietary Investments (represented 21.2% of total investments at fair value)				$81,625	$77,000

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(Q):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 4/2016)(C)(F)	$6,385	$6,385	$6,385
		Common Stock (15,500 shares)(F)(H)		1	7,597

				6,386	13,982
GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $0 available (10.5%, Due 12/2014)(F)(I)	736	736	132
		Secured First Lien Debt (10.5%, Due 6/2016)(F)(I)	4,924	4,924	884
		Secured Second Lien Debt (13.0%, Due 6/2016)(F)(I)	6,598	6,598	1,184

				12,258	2,200
Lindmark Acquisition, LLC	Broadcasting and entertainment	Secured Second Lien Debt, $3,120 available (25.0%, Due Upon Demand)(F)(G)	—	—	—
		Success Fee on Secured Second Lien Debt(F)		—	82
		Common Stock (100 shares)(F)(H)		317	—

				317	82
Sunshine Media Holdings	Printing and publishing	Line of Credit, $468 available (8.0%, Due 5/2016)(F)(G)	1,532	1,532	411
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)	5,000	5,000	1,341
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)	11,948	11,948	3,204
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)	10,700	10,700	2,869
		Preferred Stock (15,270 shares)(F)(H)(L)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares)(F)(H)		—	—

				35,195	7,825

Total Control Proprietary Investments (represented 6.6% of total investments at fair value)				$54,156	$24,089

TOTAL INVESTMENTS				$416,330	$363,640

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $298.3 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Additionally, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of March 31, 2015.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at March 31, 2015, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Secured first lien debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	Last out tranche (“LOT”) of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near March 31, 2015, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or follow-on proprietary investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2015 best represents fair value as of March 31, 2015.
(K)	Investment was exited subsequent to March 31, 2015, or anticipated to exit subsequent to March 31, 2015, and, as such, was valued based on the exit price or the anticipated payoff amount.
(L)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(M)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(N)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May, 9, 2024 or two years after all outstanding leverage has matured.
(O)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(P)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(Q)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$12,899	$12,838
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,143	12,838
Allison Publications, LLC	Printing and publishing	Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	598
		Secured First Lien Debt (8.3%, Due 9/2018)(D)	2,875	2,875	2,864
		Secured First Lien Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,380

				8,875	8,842
Alloy Die Casting Co.	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,228
		Preferred Stock (1,742 units)(F)(H)		1,742	1,122
		Common Stock (270 units)(F)(H)		18	—

				6,995	6,350
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,280
		Preferred Stock (1,253 shares)(F)(H)(M)		1,253	1,150

				5,528	5,430
Chinese Yellow Pages Company	Printing and publishing	Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	95
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (12.4%, Due 11/2017)(D)(K)	15,000	15,000	14,550
		Secured Second Lien Debt (11.3%, Due 11/2017)(J)(K)	7,000	7,000	7,000
		Preferred Equity Units (999 units)(F)(H)		983	1,081
		Common Equity Units (999 units)(F)(H)		1	206

				22,984	22,837
Funko, LLC	Personal and non-durable consumer products	Secured Second Lien Debt (12.0% and 1.5% PIK,	7,645	7,645	7,817
		Due 5/2019)(D)
		Preferred Equity Units (1,305 units)(F)(H)		1,305	5,691

				8,950	13,508
GFRC Holdings, LLC	Buildings and real estate	Line of Credit, $130 available (10.5%, Due 12/2014)(D)	270	270	149
		Secured First Lien Debt (10.5%, Due 6/2016)(D)	4,924	4,924	2,708
		Secured Second Lien Debt (13.0%, Due 6/2016)(D)	6,598	6,598	3,761

				11,792	6,618
Heartland Communications Group	Broadcasting and entertainment	Line of Credit, $0 available (5.0%, Due 9/2014)(D)(G)(I)	100	97	65
		Line of Credit, $0 available (10.0%, Due 9/2014)(D)(G)(I)	100	93	65
		Secured First Lien Debt (5.0%, Due 9/2014)(D)(G)(I)	4,342	4,196	809
		Common Stock Warrants (8.8% ownership)(F)(H)		66	—

				4,452	939
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, Due 12/2019)(D)(G)	7,500	7,500	7,350
		Secured Second Lien Debt (11.5%, Due 12/2019)(D)(G)	9,500	9,500	9,298

				17,000	16,648
Leeds Novamark Capital I, L.P.	Private equity fund - healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,827 uncalled capital commitment)(H)(O)		173	36
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (12.0%, Due 1/2014)(D)	6,699	6,699	3,757

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	$4,140	$4,140	$4,135
		Preferred Stock (1,449 shares)(F)(H)		1,449	1,549

				5,589	5,684
North American Aircraft Services, LLC	Aerospace and defense	Secured Second Lien Debt (12.5%, Due 8/2016)(F)(L)	2,115	2,115	2,115
		Success Fee on Secured Second Lien Debt(F)(L)		—	639
		Common Stock Warrants (35,000 shares)(F)(H)(L)		350	1,928

				2,465	4,682
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (9.0%, Due 3/2015)(D)	1,000	1,000	881
		Secured First Lien Debt (9.0%, Due 3/2015)(D)	4,125	4,125	485
		Secured First Lien Debt (9.0%, Due 3/2015)(C)(D)	4,053	4,053	457

				9,178	1,823
Saunders & Associates	Electronics	Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	413
		Secured First Lien Debt (11.3%, Due 5/2013)(D)	8,947	8,947	4,026

				9,864	4,439
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(J)	8,000	8,000	8,000
		Common Stock (100 shares)(H)(J)		750	750

				8,750	8,750
Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Secured First Lien Debt (8.5%, Due 2/2016)(F)(G)	6,026	6,026	1,600
WadeCo Specialties, Inc.	Oil and gas	Line of Credit, $526 available (8.0%, Due 3/2015)(D)	1,474	1,474	1,452
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	4,500	4,500	4,433
		Secured Second Lien Debt (12.0%, Due 3/2019)(D)	4,500	4,500	4,421
		Preferred Stock (1,000 shares)(F)(H)		250	454

				10,724	10,760
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (7.5%, Due 4/2016)(D)	50	50	46
		Secured First Lien Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,699
		Common Stock (58,333 shares)(H)		408	58

				4,458	3,803

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$164,753	$139,439

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Secured First Lien Debt (9.0% and 1.5% PIK, Due 3/2016)(E)	$7,335	$7,283	$6,235
Ardent Medical Services, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.0%, Due 1/2019)(E)	7,143	7,135	7,224
Autoparts Holdings Limited	Automobile	Secured First Lien Debt (10.5%, Due 1/2018)(E)	833	830	800
Blue Coat Systems, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 6/2020)(E)	3,000	2,974	3,038
Envision Acquisition Company, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.8%, Due 11/2021)(E)	2,500	2,454	2,500
First American Payment Systems, L.P.	Finance	Secured Second Lien Debt (10.8%, Due 4/2019)(E)	4,195	4,167	4,205
GTCR Valor Companies, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	3,000	2,982	2,970
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,987	4,000
PLATO Learning, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.3%, Due 5/2019)(E)	5,000	4,925	5,000

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	$2,000	$1,967	$1,898
Sensus USA, Inc.	Electronics	Secured First Lien Debt (8.5%, Due 5/2018)(E)	500	497	495
Targus Group International, Inc.	Textiles and leather	Secured First Lien Debt (11.0% and 1.0% PIK, Due 5/2016)(D)	9,034	8,956	8,171
The Active Network	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	995	1,000
Vision Solutions, Inc.	Electronics	Secured First Lien Debt (9.5%, Due 7/2017)(E)	11,000	10,953	10,972
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	500	493	495
W3, Co.	Oil and Gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	494	484

Subtotal - Syndicated Investments				$61,092	$59,487

Total Non-Control/Non-Affiliate Investments (represented 70.7% of total investments at fair value)				$225,845	$198,926

AFFILIATE INVESTMENTS(Q) :
Proprietary Investments:
Ashland Acquisition, LLC	Printing and publishing	Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)(G)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(D)(G)	7,000	7,000	7,053
		Preferred Equity Units (4,400 units)(F)(H)		440	206
		Common Equity Units (4,400 units)(F)(H)		—	—

				7,440	7,259
Edge Adhesives Holdings, Inc.	Diversified/conglomerate manufacturing	Line of Credit, $230 available (12.5%, Due 8/2015)(D)	770	770	768
		Secured First Lien Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,208
		Secured Second Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,604
		Secured Second Lien Debt (13.8%, Due 11/2014)(J)	585	585	585
		Preferred Stock (2,316 shares)(F)(H)		2,316	2,885

				11,471	12,050
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H)(N)		1,718	2,238
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 3/2020)(D)	6,000	6,000	6,007
		Common Stock (100,000 shares)(F)(H)		1,000	1,169

				7,000	7,176
RBC Acquisition Corp.	Healthcare, education and childcare	Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F)(G)	6,891	6,891	6,891
		Secured First Lien Debt (12.0%, Due 12/2014)(C)(F)	11,392	11,392	11,392
		Secured Second Lien Debt (12.5%, Due 12/2014)(F)(G)	6,000	6,000	6,000
		Preferred Stock (4,999,000 shares)(F)(H)(M)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				33,652	28,283

Total Affiliate Proprietary Investments (represented 20.3% of total investments at fair value)				$61,281	$57,006

CONTROL INVESTMENTS(R):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 4/2016)(C)(F)	$6,545	$6,545	$6,545
		Common Stock (15,500 shares)(F)(H)		1	6,461

				6,546	13,006
Lindmark Acquisition, LLC	Broadcasting and entertainment	Secured Second Lien Debt, $3,120 available (25.0%, Due Upon Demand)(F)(G)	—	—	—
		Success Fee on Secured Second Lien Debt(F)		—	89
		Common Stock (100 shares)(F)(H)		317	—

				317	89

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Secured Second Lien Debt (12.0%, Due 7/2015)(F)(I)	$18,281	$17,720	$4,455
		Preferred Stock (2,000 shares)(F)(H)(M)		2,175	—
		Common Stock (501 shares)(F)(H)		138	—

				20,033	4,455
Sunshine Media Holdings	Printing and publishing	Line of Credit, $400 available (4.8%, Due 5/2016)(D)(I)	1,600	1,600	424
		Secured First Lien Debt (4.8%, Due 5/2016)(D)(I)	16,948	16,948	4,491
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(D)(I)	10,700	10,700	2,889
		Preferred Stock (15,270 shares)(F)(H)(M)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares)(F)(H)		—	—

				35,263	7,804

Total Control Proprietary Investments (represented 9.0% of total investments at fair value)				$62,159	$25,354

TOTAL INVESTMENTS(S)				$349,285	$281,286

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $222.0 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Additionally, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act as of September 30, 2014.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day LIBOR) in effect at September 30, 2014, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Secured first lien debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	LOT of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by SPSE.
(E)	Fair value was based on the indicative bid price on or near September 30, 2014, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or follow-on proprietary investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2014 best represents fair value as of September 30, 2014.
(K)	Subsequent to September 30, 2014, the debt interest rates on Francis Drilling Fluids, Ltd. were decreased to approximately 11.9% and 10.8%, respectively, based on a leverage grid.
(L)	Subsequent to September 30, 2014, North American Aircraft Services, LLC debt and equity investment cost basis were paid off, resulting in a realized gain of $1.6 million and success fees of $0.6 million. As such, the fair value as of September 30, 2014 was based upon the payoff amount.
(M)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May, 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $84.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $15.6 million. Cumulative net unrealized depreciation is $68.7 million, based on a tax cost of $349.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of March 31, 2015 and September 30, 2014, we held no investments through Gladstone Financial.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2015, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on November 12, 2014, and subsequently amended on December 29, 2014.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the six months ended March 31, 2015, with no effect on our financial condition, results of operations or cash flows.

Revisions

Certain amounts in the prior year’s financial statements have been revised to correct the net presentation of certain fees in our results of operations. The Adviser services, administers and collects on the loans held by Business Loan, in return for which the Adviser receives a 1.5% annual fee from Business Loan. All such loan servicing fees are voluntarily and irrevocably credited back to us by the Advisor. Previously, we presented the loan servicing fee on a net basis, which is zero, because it is 100.0% credited back to us. We have revised our fee presentation related to these loan servicing fees to reflect the gross fee and related gross unconditional, non-contractual and irrevocable credit amounts for the three and six months ended March 31, 2014. Management evaluated this error in presentation and concluded it was not material to the previously issued financial statements for the three or six months ended March 31, 2014. The impact of the revision is shown in the table below:

	Three Months Ended March 31, 2014		Six Months Ended March 31, 2014
	As Previously Reported	As Revised	As Previously Reported	As Revised
Expenses
Aggregate expenses	$5,173	$5,173	$10,033	$10,033
Loan servicing fee	—	826	—	1,711

Expenses before credits from Adviser	5,173	5,999	10,033	11,744
Credit to base management fee – loan servicing fee	—	(826)	—	(1,711)
Credits to fees from Adviser - other	(327)	(327)	(1,205)	(1,205)

Total expenses, net of credits	$4,846	$4,846	$8,828	$8,828

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

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our established investment valuation policy (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimates of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

In addition, we recently began using a third party valuation firm for the March 31, 2015 quarter end to provide additional EBITDA multiple ranges, as well as other information, that may be incorporated into our total enterprise valuations of certain of our equity investments. Generally, at least once per year, we plan to use an independent valuation firm to independently value or review our significant equity investments and provide additional information for us to consider in our total enterprise valuations. The Valuation Team reviews all information from the valuation firm and makes a recommendation to our Board of Directors as to valuations. Our Board of Directors then reviews the recommended value and whether it is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when a loan’s status significantly improves regarding the debtor’s ability and intent to pay contractual amounts due, or past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2015, three portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $39.2 million, or 10.2% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $9.2 million, or 2.8% of the fair value of all debt investments in our portfolio. As of September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio.

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

As of March 31, 2015 and September 30, 2014, we had 20 and 17 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $80 and $0.1 million for the three and six months ended March 31, 2015, respectively, as compared to $58 and $0.1 million for the three and six months ended March 31, 2014, respectively. The unamortized balance of OID investments as of March 31, 2015 and September 30, 2014, totaled $0.9 million and $0.6 million, respectively. As of March 31, 2015 and September 30, 2014, we had two and three investments, respectively, with a PIK interest component. We recorded PIK income of $41 and $0.1 million for the three and six months ended March 31, 2015, respectively, as compared to $80 and $0.2 million for the three and six months ended March 31, 2014, respectively. We collected $0 PIK interest in cash during the six months ended March 31, 2015 and 2014, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We received an aggregate of $1.4 million in success fees during the six months ended March 31, 2015, which resulted from $0.6 million related to the early payoff of North American Aircraft Services, LLC (“NAAS”) at a realized gain, $0.3 million prepayment of success fees by Francis Drilling Fluids, LLC (“FDF”), $0.3 million prepayment of success fees by Defiance Integrated Technologies, Inc. (“Defiance”) and $0.2 million of success fees related to our sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received $0.9 million in success fess during the six months ended March 31, 2014, which resulted from a $0.5 million prepayment by FDF and $0.4 million related to our sale of substantially all of the assets in Lindmark.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the six months ended March 31, 2015 and 2014, we recorded $0.1 million and $0.2 million, respectively, of dividend income resulting from our preferred equity investment in FDF.

Success fees and dividend income are both recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. We are currently assessing the impact of ASU 2015-03 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether a) limited partnerships and similar entities should be consolidated, b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not anticipate ASU 2015-02 to have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-09 is effective for annual reporting periods that begin after December 15, 2016 and interim periods within those years, with early adoption not permitted.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of March 31, 2015 and September 30, 2014, all of our investments were valued using Level 3 inputs and during the six months ended March 31, 2015 and 2014, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents our investments carried at fair value as of March 31, 2015 and September 30, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2015	September 30, 2014
Non-Control/Non-Affiliate Investments
Secured first lien debt	$122,927	$74,299
Secured second lien debt	114,720	110,601
Preferred equity	22,728	10,593
Common equity/equivalents	2,176	3,433

Total Non-Control/Non-Affiliate Investments	$262,551	$198,926

Affiliate Investments
Secured first lien debt	$49,710	$36,311
Secured second lien debt	19,572	14,197
Preferred equity	2,673	3,091
Common equity/equivalents	5,045	3,407

Total Affiliate Investments	$77,000	$57,006

Control Investments
Secured first lien debt	$8,842	$7,804
Secured second lien debt	7,650	11,089
Preferred equity	—	—
Common equity/equivalents	7,597	6,461

Total Control Investments	$24,089	$25,354

Total Investments at Fair Value	$363,640	$281,286

In accordance with the FASB’s ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2015 and September 30, 2014. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	March 31, 2015	September 30, 2014	Valuation Technique/ Methodology	Unobservable Input	March 31, 2015	September 30, 2014
Secured first lien debt(A)	$121,681	$54,410	Yield Analysis	Discount Rate	6.5% - 42.5% / 14.5%	8.4% - 18.8% / 13.4%
	31,125	45,502	TEV	EBITDA multiple	4.0x - 8.6x / 7.1x	4.0x - 7.6x / 6.1x
				EBITDA	$550 - $1,282 / $1,170	$247 - $3,700 / $1,839
				Revenue multiple	N/A	0.6x - 0.8x / 0.7x
				Revenue	N/A	$2,416 - $5,327 / $4,151
	28,673	18,502	Market Quotes	IBP	83.0% - 98.5% / 89.7%	85.0% - 99.8% / 94.1%
Secured second lien debt(B)	97,328	79,470	Yield Analysis	Discount Rate	5.0% - 14.0% / 12.2%	11.3% - 13.8% / 12.5%
	29,213	32,813	Market Quotes	IBP	91.0% - 103.0%/ 96.8%	94.9% - 101.3%/ 99.9%
	15,401	23,604	TEV	EBITDA multiple	4.0x - 8.6x / 6.0x	4.3x - 7.6x / 6.3x
				EBITDA	$550 - 40,167 / $10,089	$1,100 - $6,219 / $3,403
Preferred and common equity / equivalents(C)	37,628	24,711	TEV	EBITDA multiple	3.7x - 8.6x / 6.4x	4.3x - 7.6x / 6.1x
				EBITDA	$1,204 - 30,250 / $5,160	$998 - $15,685 / $4,135
	2,591	2,274	Investments in Funds

Total Investments, at Fair Value	$363,640	$281,286

(A)	March 31, 2015 includes one new proprietary debt investment for $21.0 million, which was valued at cost.
(B)	March 31, 2015 includes one follow-on proprietary debt investment for $6.0 million and September 30, 2014 includes one new proprietary debt investment for $8.0 million and two follow-on debt investments for a combined $7.6 million, which were all valued at cost. March 31, 2015 includes four syndicated investments which were valued at the subsequent payoff amount or anticipated subsequent payoff amount totaling in the aggregate $13.2 million. September 30, 2014 includes one proprietary investment, which was valued at the subsequent payoff amount totaling $2.8 million.
(C)	March 31, 2015 includes one new proprietary equity investment for $0.3 million, which was valued at cost. September 30, 2014 includes one new proprietary equity investment for $0.8 million, which was valued at cost, and one proprietary equity investment, which was valued at payoff amount totaling $1.9 million.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase or decrease in market yields, discount rates or leverage, or a decrease in EBITDA or EBITDA multiples (or revenue or revenue multiples), may result in a corresponding decrease or increase, in the fair value of certain of our investments.

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2015 and 2014 for all investments for which we determine fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2015:
Three Months Ended March 31, 2015	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2014	$155,638	$138,194	$18,942	$13,850	$326,624
Total gains (losses):
Net unrealized appreciation (depreciation)(B)	2,461	(2,211)	6,214	82	6,546
New investments, repayments and settlements:(C)
Issuances/originations	23,903	6,000	245	886	31,034
Settlements/repayments	(523)	(41)	—	—	(564)

Fair Value as of March 31, 2015	$181,479	$141,942	$25,401	$14,818	$363,640

Six Months Ended March 31, 2015	Secured First Lien Debt	Secured Second Lien Deb[t]	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2014	$118,414	$135,887	$13,684	$13,301	$281,286
Total (losses) gains:
Net realized (loss) gain(A)	—	(12,146)	(2,175)	1,440	(12,881)
Net unrealized (depreciation) appreciation(B)	(969)	(8,628)	10,007	1,537	1,947
Reversal of prior period net depreciation (appreciation) on realization(B)	—	12,627	2,175	(1,440)	13,362
New investments, repayments and settlements:(C)
Issuances/originations	65,514	23,019	2,044	1,992	92,569
Settlements/repayments	(1,480)	(2,682)	(334)	(434)	(4,930)
Net proceeds from sales	—	(6,135)	—	(1,578)	(7,713)

Fair Value as of March 31, 2015	$181,479	$141,942	$25,401	$14,818	$363,640

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2014:
Three Months Ended March 31, 2014	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2013	$128,512	$135,066	$9,960	$9,668	$283,206
Total (losses) gains:
Net realized (loss) gain(A)	(2,765)	85	—	69	(2,611)
Net unrealized appreciation (depreciation)(B)	4,365	(9,564)	(3,687)	(1,796)	(10,682)
Reversal of prior period net depreciation (appreciation) on realization(B)	6,905	(93)	—	(70)	6,742
New investments, repayments and settlements:(C)
Issuances/originations	16,101	13,628	4,016	1,250	34,995
Settlements/repayments	(7,837)	(5,541)	(107)	(145)	(13,630)
Net proceeds from sales	(4,700)	—	—	—	(4,700)

Fair Value as of March 31, 2014	$140,581	$133,581	$10,182	$8,976	$293,320

Six Months Ended March 31, 2014	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2013	$118,134	$127,236	$5,066	$6,442	$256,878
Total (losses) gains:
Net realized (loss) gain(A)	(13,497)	85	—	69	(13,343)
Net unrealized appreciation (depreciation)(B)	6,002	(7,973)	(3,466)	1,491	(3,946)
Reversal of prior period net depreciation (appreciation) on realization(B)	17,168	(215)	—	(70)	16,883
New investments, repayments and settlements:(C)
Issuances/originations	30,315	39,657	8,689	1,268	79,929
Settlements/repayments	(12,841)	(25,209)	(107)	(224)	(38,381)
Net proceeds from sales	(4,700)	—	—	—	(4,700)

Fair Value as of March 31, 2014	$140,581	$133,581	$10,182	$8,976	$293,320

(A)	Included in net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014.
(B)	Included in net unrealized (depreciation) appreciation of investments on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activities

Proprietary Investments

As of March 31, 2015 and September 30, 2014, we held 31 and 29 proprietary investments with an aggregate fair value of $293.4 million and $221.8 million, or 80.7% and 78.9% of the total aggregate portfolio at fair value, respectively. During the six months ended March 31, 2015, we invested in four new proprietary investments totaling $52.8 million; sold one proprietary investment for net proceeds of $5.6 million, resulting in a realized loss of $15.0 million; and had one proprietary investment pay off early generating net proceeds of $2.5 million realized gain of $1.6 million, for which we received success fees of $0.6 million. Additionally, during the six months ended March 31, 2015, we funded a combined $23.1 million to existing proprietary portfolio companies through revolver draws and follow on investments, while scheduled and unscheduled principal repayments were $2.3 million in the aggregate from existing proprietary portfolio companies (exclusive of the aforementioned $2.5 million in early payoffs). The following significant proprietary investment transactions occurred during the six months ended March 31, 2015:

•	B+T Holdings Inc. – In December 2014, we invested $8.1 million, along with an unfunded line of credit of $0.3 million, in B+T Holdings Inc. (“B+T”), through a combination of secured first lien debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. This was a co-investment with one of our affiliated funds, Gladstone Investment Corporation (“Gladstone Investment”). Gladstone Investment invested an additional $19.6 million under the same terms as us.

•	Midwest Metal Distribution, Inc. – In December 2014, we sold our investment in Midwest Metal Distribution, Inc. (“Midwest Metal”) for net proceeds of $6.1 million, which resulted in a realized loss of $14.5 million recorded in the six months ended March 31, 2015. Midwest Metal had been on non-accrual status at the time of the sale.

•	LWO Acquisitions Company, LLC, – In December 2014, we invested $13.5 million, along with an unfunded line of credit of $1.5 million, in LWO Acquisitions Company, LLC, (“LWO Acquisitions”) through a combination of secured first lien debt and equity. LWO Acquisitions, headquartered in Dallas, Texas, is a premier electronic manufacturing services company focused on the design and production of specialized printed circuit board assemblies and related services.

•	Vision Government Solutions, Inc. – In December 2014, we invested $10.0 million, along with an unfunded line of credit of $1.0 million, in Vision Government Solutions, Inc. (“Vision”) through secured first lien debt. Vision, headquartered in Northboro, Massachusetts, is a leading provider of land parcel management software technology and appraisal services to local government organizations, enabling efficient assessment, billing, collections, mapping, and permitting.

•	Precision Metal Hose, Inc. – In February 2015, we invested $21.2 million, along with an unfunded line of credit of $4.0 million, in Precision Metal Hose, Inc. (“Precision Metal”) through a combination of secured first lien debt and equity. Precision Metal, headquartered in Romeoville, IL, is a global leader in the design, development, manufacture and support of performance critical flexible engineered solutions for the transfer of fluids and gasses in extreme environments.

Syndicated Investments

We held a total of 19 syndicated investments with an aggregate fair value of $70.3 million or 19.3% of our total investment portfolio at fair value, as of March 31, 2015, as compared to 16 syndicated investments with an aggregate fair value of $59.5 million, or 21.1% of our total investment portfolio at fair value, as of September 30, 2014. During the six months ended March 31, 2015, we invested in three new syndicated investments for a combined $12.5 million. Additionally, we funded $4.0 million in Vitera Healthcare Solutions, LLC, an existing syndicated investment, during the six months ended March 31, 2015.

Investment Concentrations

As of March 31, 2015, our investment portfolio consisted of investments in 50 companies located in 21 states across 19 different industries, with an aggregate fair value of $363.6 million. The five largest investments at fair value as of March 31, 2015, totaled $117.2 million, or 32.2% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2014, which totaled $94.3 million, or 33.5% of our total investment portfolio. As of March 31, 2015, our average investment by obligor was $8.3 million at cost, compared to $7.8 million at cost as of September 30, 2014. The following table outlines our investments by security type as of March 31, 2015 and September 30, 2014:

	March 31, 2015				September 30, 2014
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Secured first lien debt	$232,058	55.7%	$181,479	49.9%	$168,023	48.1%	$118,414	42.1%
Secured second lien debt	153,838	37.0	141,942	39.0	151,782	43.5	135,887	48.3

Total Debt Investments	385,896	92.7	323,421	88.9	319,805	91.6	254,301	90.4
Preferred equity	21,470	5.1	25,401	97.0	21,936	6.2	13,684	4.9
Common equity/equivalents	8,964	2.2	14,818	4.1	7,544	2.2	13,301	4.7

Total Equity Investments	30,434	7.3	40,219	11.1	29,480	8.4	26,985	9.6

Total Investments	$416,330	100.0%	$363,640	100.0%	$349,285	100.0%	$281,286	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2015 and September 30, 2014:

	March 31, 2015		September 30, 2014
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/conglomerate manufacturing	$62,969	17.3%	$27,634	9.8%
Oil and gas	51,732	14.2	42,831	15.2
Healthcare, education and childcare	44,513	12.2	47,538	16.9
Personal and non-durable consumer products	41,451	11.4	30,157	10.7
Electronics	26,127	7.2	24,811	8.8
Printing and publishing	24,283	6.7	23,999	8.5
Automobile	20,109	5.5	19,489	6.9
Diversified natural resources, precious metals and minerals	14,089	3.9	7,176	2.6
Diversified/conglomerate services	13,486	3.7	—	—
Cargo transportation	12,972	3.6	12,838	4.6
Finance	8,963	2.5	4,205	1.5
Broadcast and entertainment	8,568	2.4	6,386	2.3
Telecommunications	8,262	2.3	—	—
Textiles and leather	7,412	2.0	8,171	2.9
Beverage, food and tobacco	6,251	1.7	6,235	2.2
Other, < 2.0%(A)	8,257	2.3	6,279	2.2
Buildings and real estate	2,200	0.6	6,617	2.4
Aerospace and defense	1,996	0.5	6,920	2.5

Total Investments	$363,640	100.0%	$281,286	100.0%

(A)	No industry within this category exceeds 2.0% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2015 and September 30, 2014:

	March 31, 2015		September 30, 2014
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$132,870	36.5%	$107,387	38.2%
South	123,875	34.1	92,355	32.8
West	96,211	26.5	80,744	28.7
Northeast	10,684	2.9	800	0.3

Total Investments	$363,640	100.0%	$281,286	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2015:

For the Fiscal Years Ending September 30:		Amount
For the remaining six months ending September 30:	2015	$33,075
	2016	106,312
	2017	13,271
	2018	33,539
	2019	82,832
	Thereafter	117,980

	Total contractual repayments	$387,009
	Equity investments	30,434
	Adjustments to cost basis on debt investments	(1,113)

	Total Cost Basis of Investments Held at March 31, 2015:	$416,330

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we have incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and September 30, 2014, we had gross receivables from portfolio companies of $0.5 million and $0.4 million, respectively. The allowance for uncollectible receivables from portfolio companies was $0.1 million as of March 31, 2015 and September 30, 2014, which is reflected in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In addition, as of March 31, 2015 and September 30, 2014, we recorded an allowance for uncollectible interest receivables of $1.3 million and $0.4 million, respectively, which is reflected in interest receivable on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees and associated fee credits for the three and six months ended March 31, 2015 and 2014, reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Average total assets subject to base management fee(A)	$360,200	$300,800	$339,800	$296,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	$1,801	$1,504	$3,398	$2,960
Portfolio company fee credit(C)	(392)	(298)	(767)	(631)
Senior syndicated loan fee waiver(D)	(42)	(29)	(79)	(59)

Net Base Management Fee	$1,367	$1,177	$2,552	$2,270

Loan servicing fee(B)	955	826	1,787	1,711
Credits to base management fee—loan servicing fee(B)	(955)	(826)	(1,787)	(1,711)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	923	1,121	1,845	2,095
Incentive fee credit(E)	—	—	—	(515)

Net Incentive Fee	$923	$1,121	$1,845	$1,580

Portfolio company fee credit(C)	(392)	(298)	(767)	(631)
Senior syndicated loan fee waiver(D)	(42)	(29)	(79)	(59)
Incentive fee credit(E)	—	—	—	(515)

Credit to Fees From Adviser—other(B)	$(434)	$(327)	$(846)	$(1,205)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.
(C)	As a BDC, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. At the end of each quarter, we credit 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.
(D)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% for the quarter, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three and six months ended March 31, 2015 and 2014.
(E)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the three months ended December 31, 2013. No such credit was granted for the three and six months ended March 31, 2015, due to a change in the assessment of distribution coverage of net investment income to a fiscal year end basis rather than a quarterly basis.

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

Additionally, the Adviser services, administers and collects on the loans held by Business Loan, in return for which our

Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with our revolving line of credit. The entire loan servicing fee paid to the Adviser by Business Loan is voluntarily credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year pursuant to the Advisory Agreement.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through March 31, 2015, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through March 31, 2015.

Administration Agreement

The Administration Agreement provides for payments equal to our portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president) and their respective staffs. Prior to July 1, 2014, our portion of the expenses were generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Related Party Fees Due

Fees due to related parties as of March 31, 2015 and September 30, 2014 on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2015	September 30, 2014
Net base management fee due to Adviser	$660	$604
Net incentive fee due to Adviser	923	271

Total fees due to Adviser, net of credits	1,583	875

Fee due to Administrator	268	218

Total Related Party Fees Due	$1,851	$1,093

Other operating expenses due to the Adviser as of March 31, 2015 and September 30, 2014, totaled $9 and $20, respectively. In addition, other net co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $0 and $41 as of March 31, 2015 and September 30, 2014, respectively. These expenses were paid in full in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2015 and September 30, 2014, respectively.

Note Receivable from Former Employee

During the six months ended March 31, 2015 and 2014, we had one outstanding note receivable from one former employee, who is now an employee of the Adviser. The note was for the exercise of options granted under the Amended and Restated 2001 Equity Incentive Plan, which has since been terminated. The note requires the quarterly payment of interest at the market rate in effect at the date of issuance, has a term of nine years and has been recorded as a reduction of net assets. The note was evidenced by a full recourse note that is due upon maturity or 60 days following termination of employment with the Adviser and the shares of common stock purchased with the proceeds of the note is posted as collateral. Additionally, during the six months ended March 31, 2015, we received $50 in principal repayments from the former employee. We did not receive any principal repayments during the six months ended March 31, 2014. We recognized interest income from employee notes of $1 and $3 for the three and six months ended March 31, 2015, respectively and $4 and $8 for the three and six months ended March 31, 2014, respectively.

The following table is a summary of the remaining note issued to a current employee of the Adviser for the exercise of stock options as of March 31, 2015 and September 30, 2014:

	Original		Outstanding			Interest
	Amount of		Balance of Employee Note		Maturity	Rate
Issue Date	Employee Note		March 31, 2015	September 30, 2014	Date	on Note
Jul-06	$275	(A)	$50	$100	Jul-15	8.26%

(A)	On September 7, 2010, we entered into a redemption agreement (the “Redemption Agreement”) with Laura Gladstone, a Managing Director of the Adviser and the daughter of Mr. Gladstone, in connection with the maturity of secured promissory notes executed by Ms. Gladstone on July 13, 2006, in the principal amount of $0.3 million (the “Note”). Ms. Gladstone originally executed the Notes to facilitate her payment of the exercise price of certain stock options (the “Options”) to acquire shares of our common stock. Concurrently with the execution of the Note, we, together with Ms. Gladstone entered into a stock pledge agreement (the “Pledge Agreement”), pursuant to which Ms. Gladstone granted to us a first priority security interest in the Pledged Collateral (as defined in the respective Pledge Agreements), which included 18,334 shares of our common stock that Ms. Gladstone acquired pursuant to the exercise of the Options (collectively, the “Pledged Shares”). The Redemption Agreement provides that, pursuant to the terms and conditions thereof, we will automatically accept and retire the Pledged Shares in partial or full satisfaction, as applicable, of Ms. Gladstone’s obligations to us under the Notes at such time, if ever, that the trading price of our common stock reaches $15 per share. In entering into the Redemption Agreement, we reserved all of our existing rights under the Note and the Pledge Agreement, including, but not limited to, the ability to foreclose on the Pledged Collateral at any time. During the year ended September 30, 2014, Ms. Gladstone paid down $0.1 million of the principal of the Note, leaving a principal balance of $0.1 million outstanding as of September 30, 2014. During the six months ended March 31, 2015, Ms. Gladstone paid down $50 of the principal of the Note, leaving a principal balance of $50 outstanding as of March 31, 2015. In connection with Ms. Gladstone’s pay downs of principal, we have not released any of our first priority security interests on her Pledged Shares.

In accordance with ASC 505, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, our remaining note totaling $50 as of March 31, 2015 was recorded as a note receivable from employee and is included in the net assets section of our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2015, we determined that this note was still recourse.

NOTE 5. BORROWINGS

Revolving Credit Facility

On April 26, 2013, we, through Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by KeyBank National Association, (“KeyBank”) as administrative agent. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day London Interbank Offered Rate (“LIBOR”) plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.7 million in April 2013 and $0.6 million in January 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments. Refer to Note 13—Subsequent Events for a discussion of the amendment and extension of our Credit Facility in May 2015.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of March 31, 2015 and September 30, 2014 and during the three and six months ended March 31, 2015 and 2014:

	March 31, 2015	September 30, 2014
Commitment amount	$137,000	$137,000
Borrowings outstanding	114,100	36,700
Availability	7,900	57,500

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Weighted average borrowings outstanding	$100,257	$46,877	$72,226	$39,935
Effective interest rate(A)	4.1%	5.7%	4.7%	6.4%
Commitment (unused) fees incurred	$50	$226	$272	$486

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank and with The Bank of New York Mellon Trust Company, N.A as custodian. KeyBank, which also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits payments on distributions to our stockholders to our aggregate net investment income for each of the twelve month periods ending September 30, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of March 31, 2015, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $262.2 million, asset coverage of 215.1% and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of March 31, 2015. As of March 31, 2015, we were in compliance with all of our Credit Facility covenants.

Pursuant to the terms of our Credit Facility, on July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and September 30, 2014, the fair value of our interest rate cap agreement was $0.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2015 and September 30, 2014, the discount rate used to determine the fair value of our Credit Facility was 3.7% and 4.0%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation, may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of March 31, 2015 and September 30, 2014, our Credit Facility was valued using Level 3 inputs and any changes in its fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2015 and September 30, 2014, on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2015 and 2014:

	Total Recurring Fair Value Measurement Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2015	September 30, 2014
Credit Facility	$114,793	$38,013

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2015	2014
Fair value as of December 31, 2014 and 2013, respectively	$84,078	$47,908
Borrowings	34,000	34,800
Repayments	(3,400)	(22,300)
Net unrealized depreciation(A)	115	106

Fair Value as of March 31, 2015 and 2014, respectively	$114,793	$60,514

	Six Months Ended March 31,
	2015	2014
Fair value as of September 30, 2014 and 2013, respectively	$38,013	$47,102
Borrowings	93,500	77,200
Repayments	(16,100)	(63,900)
Net unrealized (appreciation) depreciation(A)	(620)	112

Fair Value as of March 31, 2015 and 2014, respectively	$114,793	$60,514

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014.

The fair value of the collateral under our Credit Facility was approximately $298.3 million and $222.0 million in aggregate as of March 31, 2015 and September 30, 2014, respectively.

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

We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market (“NASDAQ”). Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 200.0% and do not take steps to cure such asset coverage amount within a specified period of time. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at the Redemption Price in our sole discretion to have an asset coverage ratio of up to and including 240.0% and at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2015, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock.

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

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the six months ended March 31, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.1406250
	October 7, 2014	November 17, 2014	November 26, 2014	0.1406250
	October 7, 2014	December 19, 2014	December 31, 2014	0.1406250
	January 13, 2015	January 23, 2015	February 3, 2015	0.1406250
	January 13, 2015	February 18, 2015	February 27, 2015	0.1406250
	January 13, 2015	March 20, 2015	March 31, 2015	0.1406250

		Six Months Ended March 31, 2015:		$0.8437500

We paid the following monthly distributions on our Series 2016 Term Preferred Stock for the six months ended March 31, 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.14843750
	October 8, 2013	November 14, 2013	November 29, 2013	0.14843750
	October 8, 2013	December 16, 2013	December 31, 2013	0.14843750
	January 7, 2014	January 22, 2014	January 31, 2014	0.14843750
	January 7, 2014	February 19, 2014	February 28, 2014	0.14843750
	January 7, 2014	March 17, 2014	March 31, 2014	0.14843750

		Six Months Ended March 31, 2014:		$0.89062500

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our term preferred stock at cost as of March 31, 2015 and September 30, 2014. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of March 31, 2015 and September 30, 2014, was approximately $63.1 million and $63.0 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder distributions declared and paid on our Series 2016 Term Preferred Stock for the six months ended March 31, 2014, were approximately $1.4 million. Aggregate preferred stockholder distributions declared and paid on our Series 2021 Term Preferred Stock for the six months ended March 31, 2015, were approximately $2.1 million. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

We filed Post-Effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 1, 2014, and subsequently filed Post-Effective Amendment No. 5 on January 29, 2015, which the SEC declared effective January 30, 2015. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock.

In addition, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements or the “Sales Agreements”) with Keybanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock.

As of March 31, 2015, we had the ability to issue up to $238.9 million in securities under our Registration Statement. We sold approximately 2.4 million shares, or $61.0 million in gross proceeds, of our Series 2021 Term Preferred Stock under our Registration Statement in May 2014 and 67,151 shares, or $0.6 million in gross proceeds, of our common stock under the Sales Agreements in March 2015. No other securities had been sold under our Registration Statement as of March 31, 2015.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$9,542	$(2,102)	$9,873	$8,404
Denominator for basic and diluted weighted average common shares	21,011,809	21,000,160	21,005,920	21,000,160

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.45	$(0.10)	$0.47	$0.40

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our stockholders 90.0% of our investment company taxable income. The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of our fiscal year earnings. Based on that estimate, our Board of Directors declares three monthly distributions each quarter.

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

We paid the following monthly distributions to common stockholders for the six months ended March 31, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.07
	October 7, 2014	November17, 2014	November 26, 2014	0.07
	October 7, 2014	December 19, 2014	December 31, 2014	0.07

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
	January 13, 2015	January 23, 2015	February 3, 2015	0.07
	January 13, 2015	February 18, 2015	February 27, 2015	0.07
	January 13, 2015	March 20, 2015	March 31, 2015	0.07

		Six Months Ended March 31, 2015:		$0.42

2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.07
	October 8, 2013	November 14, 2013	November 29, 2013	0.07
	October 8, 2013	December 16, 2013	December 31, 2013	0.07
	January 7, 2014	January 22, 2014	January 31, 2014	0.07
	January 7, 2014	February 19, 2014	February 28, 2014	0.07
	January 7, 2014	March 17, 2014	March 31, 2014	0.07

		Six Months Ended March 31, 2014:		$0.42

Aggregate distributions declared and paid to our common stockholders for the six months ended March 31, 2015 and 2014, were each approximately $8.8 million, and were declared based on estimates of net investment income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. If we characterized our common stockholder distributions for the six months ended March 31, 2015, 100.0% would be a return of capital, primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes. For the fiscal year ended September 30, 2014, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account term preferred stock dividends), resulting in a partial return of capital of approximately $15.2 million. The return of capital for the six months ended March 31, 2015 and the year ended September 30, 2014, primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

For the six months ended March 31, 2015 and the year ended September 30, 2014, we recorded the following adjustments for book-tax differences to reflect tax character.

	Six Months Ended March 31, 2015	Year Ended September 30, 2014
Overdistributed net investment income	$(1,945)	$(2,556)
Accumulated net realized losses	15,713	18,144
Capital in excess of par value	(13,768)	(15,588)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of March 31, 2015, we have not established reserves for such loss contingencies. Additionally, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Condensed Consolidated Statements of Assets and Liabilities which totaled $1.1 million and $0 as of March 31, 2015 and September 30, 2014, respectively. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liabilities recorded against the escrow amounts was $0.6 million and $0 as of March 31, 2015 and September 30, 2014, respectively.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

When investing in certain private equity funds, we may have uncalled capital commitments, depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of March 31, 2015 and September 30, 2014, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes the amounts of our unused line of credit and uncalled capital commitments as of March 31, 2015 and September 30, 2014, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	March 31,	September 30,
	2015	2014
Unused line of credit commitments	$13,720	$5,905
Uncalled capital commitment	2,487	2,827

Total	$16,207	$8,732

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Per Common Share Data(A):
Net asset value at beginning of period(A)	$9.31	$10.10	$9.51	$9.81

Net investment income(B)	0.18	0.21	0.35	0.42
Net realized loss on investments and escrows(B)	(0.03)	(0.12)	(0.64)	(0.63)
Net unrealized appreciation (depreciation) of investments(B)	0.30	(0.18)	0.73	0.62
Net unrealized (depreciation) appreciation of other(B)	—	(0.01)	0.03	(0.01)
Distributions to common stockholders(A)(C)	(0.21)	(0.21)	(0.42)	(0.42)
Issuance of common stock under shelf offering	0.03	—	0.03	—
Offering costs	(0.01)	—	(0.01)	—
Other, net(D)	(0.02)	—	(0.03)	—

Net asset value at end of period(A)	$9.55	$9.79	$9.55	$9.79

Market value at beginning of period	$8.27	$9.57	$8.77	$8.73
Market value at end of period	8.81	10.08	8.81	10.08
Total return(E)	9.27%	7.56%	5.49%	20.57%
Common shares outstanding at end of period	21,067,311	21,000,160	21,067,311	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of period	$201,168	$205,576	$201,168	$205,576
Average net assets(F)	197,606	210,489	197,606	209,443
Senior Securities Data:
Borrowings under Credit Facility, at cost	114,100	60,200	114,100	60,200
Mandatorily redeemable preferred stock	61,000	38,497	61,000	38,497
Asset coverage ratio(G)	215%	308%	215%	308%
Asset coverage per unit(H)	$2,151	$3,082	$2,151	$3,082
Ratios/Supplemental Data:
Ratio of operating expenses to average net assets-annualized(I)	9.24%	8.23%	8.93%	8.08%
Ratio of net operating expenses to average net assets-annualized(J)	6.43%	6.04%	6.27%	5.29%
Ratio of net expenses to average net assets-annualized(K)	11.20	9.21	9.21	8.43
Ratio of net investment income to average net assets-annualized	7.48	8.52	7.46	8.49

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from income amounts determined under GAAP.
(D)	Represents the impact of the different share amounts (weighted average shares outstanding during the period and shares outstanding at the end of the period) in the per share data calculations and rounding impacts.
(E)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.
(F)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(I)	Ratio of operating expenses to average net assets is computed using total expenses, excluding interest expense on borrowings, dividend expense on mandatorily redeemable preferred stock and amortization of deferred financing fees. If these expenses were not excluded the ratios for the three and six months ended March 31, 2015 and 2014 would have been 14.01% and 13.34% and 11.40% and 11.21%, respectively. The ratios of expenses to average net assets for the three and six months ended March 31, 2014 were revised from the previously reported ratios, which were 9.83% and 9.58%, respectively, to correct an error as discussed in Note 2—Summary of Significant Accounting Policies.
(J)	Ratio of net operating expenses to average net assets is computed using total expenses, net of credits from the Adviser, and excluding interest expense on borrowings, dividend expense on mandatorily redeemable preferred stock and amortization of deferred financing fees.
(K)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries, specifically Defiance, Midwest Metal, RBC Acquisition Corp., Sunshine Media Holdings and GFRC Holdings, LLC, as of March 31, 2015 and September 30, 2014 and for the six months ended March 31, 2015 and 2014, that met at least one of the significance conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information, in aggregate, is presented below for the six months ended March 31, 2015 and 2014 for our significant unconsolidated subsidiaries.

	Six Months Ended March 31,
Income Statement	2015(A)	2014
Net sales	$83,326	$82,586
Gross profit	12,048	15,204
Net loss	(17,370)	(3,393)

(A)	We exited Midwest Metal in December 2014 and as such its financial results are included only through the date of exit.

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to March 31, 2015, we invested $0.5 million in follow-on investments to existing portfolio companies. We also received $3.3 million in scheduled and unscheduled principal repayments from existing portfolio companies, including $3.0 million from the sale of our investment in Blue Coat Systems, Inc..

Amendment and Extension of Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a fifth amended and restated credit agreement (the “New Credit Facility”). The New Credit Facility increases the commitment amount from $137.0 million to $140.0 million, extends the revolving period end date by three years to January 19, 2019, decreases the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, removes the commitment fee toggle such that it is 0.50% on all undrawn amounts, regardless of usage, and amends other terms and conditions to among other items, expand the scope of eligible collateral. The New Credit Facility was arranged by KeyBank, as administrative agent, lead arranger and a lender. If the New Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, the New Credit Facility may be expanded up to a total of $250.0 million through commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which will be amortized through our New Credit Facility’s revolving period end date of January 19, 2019.

Distributions to Stockholders

In April 2015, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
April 24, 2015	May 5, 2015	$0.07	$0.140625
May 19, 2015	May 29, 2015	0.07	0.140625
June 19, 2015	June 30, 2015	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts and as otherwise indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein and in Item 1A. “Risk Factors” herein and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 12, 2014, and subsequently amended on December 29, 2014. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on November 12, 2014, and subsequently amended on December 29, 2014. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $25 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2015, our investment portfolio was made up of approximately 92.7% debt investments and 7.3% equity investments, at cost.

We focus on investing in small and medium-sized middle market private businesses in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the business, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital, to finance acquisitions, or recapitalize or refinance their existing debt facilities. We typically avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain, although economic conditions generally appear to be improving. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for prospective investment, may remain vulnerable to the impacts of the uncertain economy. A failure by the U.S. Congress to raise the debt limit would increase the risk of default by the U.S. on its obligations, as well as the risk of other economic dislocations. Uncertain political, regulatory and economic conditions, including the current volatility of oil and gas demand and prices, could disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, resulting in an increase in the number of our non-performing assets and a decrease in the fair market value of our portfolio.

We believe several factors impacting commercial banks, including industry consolidation, capital constraints and regulatory changes, have benefited our fund and other lenders like us. There has been, however, increased competitive pressure in the middle market lending marketplace from newly formed and existing BDCs and investment companies, as well as small banks and some private investors, for senior and subordinated term debt, resulting in reduced investment yields and/or higher leverage and increasingly riskier investments in the middle market segment we focus on. Many of our competitors have lower cost of capital than we do and also may be willing to take on riskier investments than we are. We do not know if general economic conditions will continue to improve or if adverse conditions will recur and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in successfully raising and investing capital. In summary, we believe we are in a prolonged economic recovery; however, we do not know the full extent to which the impact of the current economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we have seen many investment opportunities that are consistent with our investment objectives and strategies and whereby we can achieve attractive risk-adjusted returns. During the six months ended March 31, 2015, we invested an aggregate of $65.3 million in seven new proprietary and syndicate investments, resulting in a net expansion in our overall portfolio of four portfolio companies, due to one portfolio company paying off early resulting in a realized gain of $1.6 million and the sale of one of our non-accrual portfolio companies for net proceeds of $5.6 million. We will continue to focus on exiting challenged and non-strategic investments in our portfolio over the next several quarters in an orderly manner.

In July 2012, the SEC granted us an exemptive order that expanded our ability, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by Gladstone Management Corporation, our external investment adviser (the “Adviser”) or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest has enhanced and will continue to enhance our ability to further our investment objectives and strategies. Pursuant to this exemptive order, we co-invested with Gladstone Investment in one new proprietary investment during the six months ended March 31, 2015, as discussed under “—Investment Highlights.”

Capital Raising

Despite the challenges in the economy for the past several years, we met our capital needs through enhancements to our $137.0 million revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of preferred stock. In May 2014, we issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock (for gross proceeds of $61.0 million), which we used to redeem our previously issued 7.125% Series 2016 Term Preferred Stock (“Series 2016 Term Preferred Stock”) issued in November 2011 and also to repay outstanding borrowings on our Credit Facility. Refer to “Liquidity and Capital

Resources — Equity — Term Preferred Stock” for further discussion of our term preferred stock. In addition, in May 2015, we decreased the interest rates on advances under our Credit Facility and extended the revolving period end date for three years, amongst other terms and conditions that were amended to expand the scope of eligible collateral. Refer to “Recent Developments— Amendment and Extension of Revolving Credit Facility” and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our revolving line of credit.

Although we were able to access the capital markets in 2014 with our term preferred stock offering, we believe uncertain market conditions continue to affect the trading price of our capital stock and thus may challenge our ability to finance new investments through the issuance of equity. The current volatility in the credit market and the uncertainty surrounding the U.S. economy have led to significant stock market fluctuations over the last year, particularly with respect to the stock of financial services companies like ours. During times of increased price volatility, our common stock may be more likely to trade at a price below our net asset value (“NAV”) per share, which is not uncommon for BDCs like us. In February 2015, we established an at-the-market program through which we may issue and sell, from time to time, our common shares. Refer to “Recent Developments— At-the-Market Program” for further discussion of our at-the-market program.

On May 5, 2015, the closing market price of our common stock was $8.95, a 6.3% discount to our March 31, 2015, NAV per share of $9.55. When our stock trades below NAV per common share, as it has at times traded over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 12, 2015, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale.

The current uncertain and volatile economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth, which are affected by the decrease in the aggregate value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of March 31, 2015, we were in compliance with all of our Credit Facility’s covenants.

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

We expect that, given these regulatory and contractual constraints in combination with current market conditions, the debt and equity capital available to us may not be sufficient in the near term. However, we believe that our amendments to our Credit Facility to decrease the interest rate on advances and extend its revolving period end date until 2019 and our ability to co-invest with Gladstone Investment and certain other affiliated investment funds, has increased our ability to make investments in businesses that we believe will be generally resistant to a recession and, as a result, will be likely to achieve attractive long-term returns for our stockholders.

During the quarter ended March 31, 2015, we continued to focus on building our pipeline with deals that we believe are generally recession resistant and are in businesses with steady cash flows, while providing appropriate returns, given the risks. We will also continue to work through some of the older investments in our portfolio to enhance overall returns to our stockholders.

Investment Highlights

During the six months ended March 31, 2015, we invested an aggregate of $65.3 million in seven new portfolio companies and an aggregate of $27.1 million in existing portfolio companies. In addition, during the six months ended March 31, 2015, we sold our investment in one portfolio company for net proceeds of $5.6 million and we received scheduled and unscheduled principal repayments of approximately $5.1 million from existing portfolio companies. Since our initial public offering in August 2001, we have made 391 different loans to, or investments in, 192 companies for a total of approximately $1.4 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the six months ended March 31, 2015, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the six months ended March 31, 2015, we invested an aggregate of $52.8 million in four new proprietary portfolio companies and an aggregate of $12.5 million in three new syndicated portfolio companies. Below are significant issuances and originations during the six months ended March 31, 2015:

•	In December 2014, we invested $8.1 million, along with an unfunded line of credit of $0.3 million, in B+T Holdings Inc. (“B+T”), through a combination of secured first lien debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. This was a co-investment with Gladstone Investment, which invested an additional $19.6 million under the same terms as us.

•	In December 2014, we invested $13.5 million, along with an unfunded line of credit of $1.5 million, in LWO Acquisitions Company LLC, (“LWO Acquisitions”) through a combination of secured first lien debt and equity. LWO Acquisitions, headquartered in Dallas, Texas, is a premier electronic manufacturing services company focused on the design and production of specialized printed circuit board assemblies and related services.

•	In December 2014, we invested $10.0 million, along with unfunded line of credit of $1.0 million, in Vision Government Solutions, Inc. (“Vision”) through secured first lien debt. Vision, headquartered in Northboro, Massachusetts, is a leading provider of land parcel management software technology and appraisal services to local government organizations, enabling efficient assessment, billing, collections, mapping, and permitting.

•	In February 2015, we invested $21.2 million, along with an unfunded line of credit of $4.0 million, in Precision Metal Hose, Inc. (“Precision Metal”) through a combination of secured first lien debt and equity. Precision Metal, headquartered in Romeoville, IL, is a global leader in the design, development, manufacture and support of performance critical flexible engineered solutions for the transfer of fluids and gasses in extreme environments.

Repayments and Sales:

During the six months ended March 31, 2015, fourteen of our borrowers made principal repayments to us totaling $5.1 million in the aggregate, consisting of $4.6 million of unscheduled principal and revolver repayments, as well as $0.5 million in contractual principal amortization. Below are the significant repayments and exits during the six months ended March 31, 2015.

•	In October 2014, North American Aircraft Services, LLC (“NAAS”) paid off early resulting in a $1.6 million realized gain and success fees of $0.6 million recorded in the three months ended December 31, 2014. The resulting internal rate of return at payoff was 18.0%.

•	In December 2014, we sold our investment in Midwest Metal Distribution, Inc. (“Midwest Metal”) for net proceeds of $6.1 million, which resulted in a realized loss of $14.5 million recorded in the six months ended March 31, 2015. Midwest Metal had been on non-accrual status at the time of the sale.

Refer to Note 13—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to March 31, 2015. Below are the significant exits which occurred subsequent to March 31, 2015:

•	In May 2015, we received $3.0 million from the sale of our syndicated investment in Blue Coat Systems, Inc.

Recent Developments

Amendment and Extension of Revolving Credit Facility

On May 1, 2015, we, through Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, Business Loan, entered into a fifth amended and restated credit agreement (the “New Credit Facility”). The New Credit Facility increases the commitment amount from $137.0 million to $140.0 million, extends the revolving period end date by three years to January 19, 2019, decreases the marginal interest rate added to 30-day London Interbank Offered Rate (“LIBOR”) from 3.75% to 3.25% per annum, removes the commitment fee toggle such that it is 0.50% on all undrawn amounts, regardless of usage, and amends other terms and conditions to among other items, expand the scope of eligible collateral. The New Credit Facility was arranged by KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender. If the New Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, the New Credit Facility may be expanded up to a total of $250.0 million through commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which will be amortized through our New Credit Facility’s revolving period end date of January 19, 2019.

At-the-Market Program

On February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with Keybanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During March 2015, we sold 67,151 shares of our common stock for $0.6 million, net of underwriter’s commissions, under the Sales Agreements.

Executive Officers

On January 9, 2015, David Watson resigned as the Company’s treasurer. On January 13, 2015, our Board of Directors accepted Mr. Watson’s resignation and appointed Melissa Morrison, the Company’s then-current assistant treasurer as the Company’s treasurer.

Registration Statement

On December 1, 2014, we filed Post-effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) and subsequently filed Post-effective Amendment No. 5 on January 29, 2015, which the SEC declared effective January 30, 2015. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2015, we had the ability to issue up to $238.9 million in securities under our Registration Statement through one or more transactions.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2015, to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,740	$8,171	$569	7.0%
Other income	483	1,160	(677)	(58.4)

Total investment income	9,223	9,331	(108)	(1.2)

EXPENSES
Base management fee	1,801	1,504	297	19.7
Loan servicing fee	955	826	129	15.6
Incentive fee	923	1,121	(198)	(17.7)
Administration fee	268	213	55	25.8
Interest expense on borrowings	1,024	669	355	53.1
Dividend expense on mandatorily redeemable preferred stock	1,029	686	343	50.0
Amortization of deferred financing fees	302	315	(13)	(4.1)
Other expenses	617	665	(48)	(7.2)

Expenses before credits from Adviser	6,919	5,999	920	15.3
Credits to base management fee—loan servicing fee	(955)	(826)	129	15.6
Credits to fees from Adviser—other	(434)	(327)	107	32.7

Total expenses net of credits	5,530	4,846	684	14.1

NET INVESTMENT INCOME	3,693	4,485	(792)	(17.7)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments and escrows	(582)	(2,539)	1,957	(77.1)
Net unrealized appreciation (depreciation) of investments	6,546	(3,940)	10,486	NM
Net unrealized appreciation of other	(115)	(108)	7	6.5

Net gain (loss) from investments and other	5,849	(6,587)	12,436	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$9,542	$(2,102)	$11,644	NM %

NM = Not Meaningful

Investment Income

Total interest income increased by 7.0% for the three months ended March 31, 2015, as compared to the prior year period. This increase was due primarily to the seven new investments that we funded during the six months ended March 31, 2015. The interest from these new investments was partially offset by an interest reserve on certain interest receivables totaling $0.5 million, which reduced interest income, during the three months ended March 31, 2015, which resulted in a lower weighted average yield on the portfolio. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended March 31, 2015, was $334.6 million, compared to $283.3 million for the prior year period, an increase of 18.1%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and decreased to 10.8% for the three months ended March 31, 2015 compared to 11.6% for the three months ended March 31, 2014 inclusive of any allowances on interest receivables made during that period.

As of March 31, 2015, three portfolio companies were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $39.2 million, or 10.2%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2015, we placed GFRC Holdings, LLC (“GFRC”) on non-accrual status. In addition, effective January 1, 2015, we moved two tranches of debt of Sunshine Media Holdings (“Sunshine”) back to accrual status. As of March 31, 2014, two portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $33.8 million, or 10.3%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland Communications Group (“Heartland”) on non-accrual status.

For the three months ended March 31, 2015, other income consisted primarily of $0.3 in success fees prepaid by Defiance Integrated Technologies, Inc. (“Defiance”) and $0.2 million in success fees received related to the sale of substantially all of the assets of Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments at par in September 2013. Other income for the three months ended March 31, 2014, consisted primarily of $0.5 million in prepaid success fees received from Francis Drilling Fluids, Ltd. (“FDF”), $0.1 million in prepayment fees received from POP Radio, LLC (“POP”), $0.3 million in dividend income and other fees received from FDF and $0.2 million in success fees received from Lindmark.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2015		Three Months Ended March 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$28,283	7.8%	$477	5.2%
Funko, LLC	25,008	6.9	221	2.4
WadeCo Specialties, Inc.	21,715	6.0	518	5.6
Precision Metal Hose, Inc.(A)	21,250	5.8	262	2.8
Francis Drilling Fluids, Ltd.	20,973	5.7	610	6.6

Subtotal—five largest investments	117,229	32.2	2,088	22.6
Other portfolio companies	246,411	67.8	7,134	77.4
Other non-portfolio company revenue	—	—	1	—

Total Investment Portfolio	$363,640	100.0%	$9,223	100.0%

	As of March 31, 2014		Three Months Ended March 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$29,745	10.2%	$799	8.6%
J.America, Inc.	17,127	5.8	468	5.0
Francis Drilling Fluids, Ltd.	14,965	5.1	608	6.5
AG Transportation Holdings, LLC	13,016	4.4	451	4.8
Vision Solutions, Inc.	11,055	3.8	265	2.9

Subtotal—five largest investments	85,908	29.3	2,591	27.8
Other portfolio companies	207,412	70.7	6,736	72.2
Other non-portfolio company revenue	—	—	4	—

Total Investment Portfolio	$293,320	100.0%	$9,331	100.0%

(A)	Investment added in February 2015.

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, increased for the three months ended March 31, 2015, by 14.1%, as compared to the prior year period. This increase was primarily due to the increases in our net base management fees to the Advisor, interest expense on borrowings and dividend expense on our mandatorily redeemable preferred stock, partially offset by the decrease in the net incentive fee to the Advisor during the three months ended March 31, 2015.

Interest expense increased by $0.4 million, or 53.1%, during the three months ended March 31, 2015, as compared to the prior year period, due primarily to an increase in the borrowings outstanding on our Credit Facility during the period. The weighted average balance outstanding on our Credit Facility during the three months ended March 31, 2015, was approximately $100.3 million, as compared to $46.9 million in the prior year period, an increase of 113.9%.

The increase of $0.3 million, or 50%, in dividend expense on our mandatorily redeemable preferred stock during the three months ended March 31, 2015, as compared to the prior year period, was primarily due to the higher monthly distribution amount on our Series 2021 Term Preferred Stock, which was issued in May 2014, and which was partially offset by the voluntary redemption of our Series 2016 Term Preferred Stock, which was issued in November 2011 and redeemed in May 2014. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our term preferred stock.

The increase of $0.2 million in the net base management fee earned by the Adviser during the three months ended March 31, 2015, as compared to the prior year period, was due primarily to an increase the average total assets outstanding due to the net growth in our investment portfolio during the period. The base management fee, loan servicing fee and incentive fee, and associated unconditional, non-contractual, and irrevocable voluntary credits, are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2015	2014
Average total assets subject to base management fee(A)	$360,200	$300,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	$1,801	$1,504
Portfolio company fee credit(C)	(392)	(298)
Senior syndicated loan fee waiver(D)	(42)	(29)

Net Base Management Fee	$1,367	$1,177

Loan servicing fee(B)	955	826
Credits to base management fee—loan servicing fee(B)	(955)	(826)

Net Loan Servicing Fee	$—	$—

Net Incentive Fee(B)	$923	$1,121

Portfolio company fee credit(C)	(392)	(298)
Senior syndicated loan fee waiver(D)	(42)	(29)

Credit to Fees From Adviser—other(B)	$(434)	$(327)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.
(C)	As a BDC, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. At the end of each quarter, we credit 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser.
(D)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% for the quarter, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three months ended March 31, 2015 and 2014.

Net Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments and Escrows

For the three months ended March 31, 2015, we recorded a net realized loss on investments and escrows of $0.6 million, which resulted from the sale of Midwest Metal during the three months ended December 31, 2014.

For the three months ended March 31, 2014, we recorded a net realized loss on investments of $2.5 million, which primarily related to our sale of BAS Broadcasting (“BAS”).

Net Unrealized Appreciation (Depreciation) of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended March 31, 2015, we recorded net unrealized appreciation of investments in the aggregate amount of $6.5 million. Over our entire portfolio, the net unrealized appreciation for the three months ended March 31, 2015, consisted of approximately $0.2 million of appreciation on our debt investments and approximately $6.3 million of appreciation on our equity investments.

The net realized losses and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2015, were as follows:

	Three Months Ended March 31, 2015
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Net Gain (Loss)
Funko, LLC	$—	$5,997	$5,997
Precision Acquisition Group Holdings, Inc.	—	2,311	2,311
Sunburst Media – Louisiana, LLC	—	2,131	2,131
Sunshine Media Holdings	—	528	528
Ashland Acquisitions, LLC	—	418	418
J.America, Inc.	—	340	340
Behrens Manufacturing, LLC	—	310	310
Vision Solutions, Inc.	—	271	271
Leeds Novamark Capital I, L.P.	—	254	254
Defiance Integrated Technologies, Inc.	—	(258)	(258)
WadeCo. Specialties, Inc.	—	(381)	(381)
Edge Adhesives Holdings, Inc.	—	(460)	(460)
Francis Drilling Fluids, Ltd.	—	(550)	(550)
Saunders & Associates	—	(740)	(740)
GFRC Holdings, LLC	—	(1,898)	(1,898)
PLATO Learning, Inc.	—	(2,503)	(2,503)
Other, net (<$250)	(582)	776	194

Total:	$(582)	$6,546	$5,964

The largest driver of our net unrealized appreciation for the three months ended March 31, 2015, was derived from the improvements in financial and operational performance and the increase in comparable multiples used in the valuation of Funko, LLC (“Funko”) of $6.0 million. Additionally, there were some incremental improvements in the financial and operational performance factors used in the valuation of Precision Acquisitions Group Holdings, Inc. (“Precision”) of $2.3 and an increase in comparable multiples used in the valuation of Sunburst Media-Louisiana, LLC (“Sunburst”) of $2.1 million. Partially offsetting this net unrealized appreciation for the three months ended March 31, 2015, was the net unrealized depreciation on Plato Learning, Inc. (“Plato”) of $2.5 million and GFRC of $1.9 due to incremental declines in the financial and operational performance of these portfolio companies.

During the three months ended March 31, 2014, we recorded net unrealized depreciation of investments in the aggregate amount of $4.0 million, which included reversals totaling $6.7 million in cumulative unrealized depreciation, primarily related to our sale of BAS. Excluding reversals, we had $10.7 million in net unrealized depreciation for the three months ended March 31, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the three months ended March 31, 2014, consisted of approximately $5.2 million of depreciation on our debt investments and approximately $5.5 million of depreciation on our equity investments.

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

The largest driver of our net unrealized depreciation (excluding reversals) for the three months ended March 31, 2014, was due to a decrease in certain comparable multiples used for valuations during the period, most notably that of Midwest Metal and RBC Acquisition Corp. (“RBC”). During the three months ended March 31, 2014, we invested $1.7 million in additional preferred equity capital in RBC. The unrealized depreciation for the three months ended March 31, 2014, was partially offset by unrealized appreciation on certain portfolio companies due to increased operational and financial performance.

As of March 31, 2015, the fair value of our investment portfolio was valued at less than its cost basis by approximately $52.7 million, and at 87.3% of cost, as compared to cumulative net unrealized depreciation of $59.2 million and a valuation of our entire portfolio at 84.6% of cost as of December 31, 2014. This decrease in cumulative unrealized depreciation quarter over quarter represents net unrealized appreciation of our investments of $6.5 million for the three months ended March 31, 2015. Of our current investment portfolio, ten portfolio companies originated before December 31, 2007, representing 27.9% of the entire cost basis of our portfolio, and were valued at 60.7% of cost and included our three investments on non-accrual status. Our 40 portfolio companies which originated after December 31, 2007, representing 72.1% of the entire cost basis of our portfolio, were valued at 97.6% of cost.

We believe that our aggregate investment portfolio was valued at a depreciated value as of March 31, 2015, primarily due to the lingering effects of the recession that began in 2008 and its effect on the performance of certain of our portfolio companies and also because we were invested in certain industries that were disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Appreciation of Other

Net unrealized depreciation (appreciation) of other includes the net change in the fair value of our Credit Facility and our interest rate swap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended March 31, 2015, we recorded net unrealized appreciation of borrowings of $0.1 for the three months ended March 31, 2015 and 2014. Our Credit Facility was fair valued at $114.8 million and $38.0 million as of March 31, 2015 and September 30, 2014, respectively.

Comparison of the Six Months Ended March 31, 2015, to the Six Months Ended March 31, 2014

	For the Six Months Ended March 31,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$16,388	$16,362	$26	0.2%
Other income	1,561	1,361	200	14.7

Total investment income	17,949	17,723	226	1.3

EXPENSES
Base management fee	3,398	2,960	438	14.8
Loan servicing fee	1,787	1,711	76	4.4
Incentive fee	1,845	2,095	(250)	(11.9)
Administration fee	549	416	133	32.0
Interest expense on borrowings	1,702	1,284	418	32.6
Dividend expense on mandatorily redeemable preferred stock	2,058	1,372	686	50.0
Amortization of deferred financing fees	604	630	(26)	(4.1)
Other	1,255	1,276	(21)	(1.6)

Expenses before credits from Adviser	13,198	11,744	1,454	12.4
Credits to base management fee – loan servicing fee	(1,787)	(1,711)	76	4.4
Credits to fees from Adviser – other	(846)	(1,205)	(359)	(29.8)

Total expenses net of credits	10,565	8,828	1,737	19.7

NET INVESTMENT INCOME	7,384	8,895	(1,511)	(17.0)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments and escrows	(13,440)	(13,313)	127	1.0
Net unrealized appreciation of investments	15,309	12,937	2,372	18.3
Net unrealized depreciation (appreciation) of other	620	(115)	735	NM

Net gain (loss) from investments and other	2,489	(491)	2,980	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,873	$8,404	$1,469	17.5%

NM = Not Meaningful

Investment Income

Total interest income increased by 0.2% for the six months ended March 31, 2015, as compared to the prior year period. This increase was due primarily to the funding of several new investments during the period, partially offset by several early payoffs at par during the prior year and an interest reserve on certain interest receivables totaling $0.9 million, which reduced interest income during the six months ended March 31, 2015. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended March 31, 2015, was $308.5 million, compared to $281.4 million for the prior year period, an increase of 9.6%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and decreased to 10.7% for the six months ended March 31, 2015 compared to 11.6% for the six months ended March 31, 2014 inclusive of any allowances on interest receivables made during that period.

As of March 31, 2015, three portfolio companies were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $39.2 million or 10.2%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2015, we placed GFRC on non-accrual status and restored two tranches of Sunshine debt to accrual status. During the three months ended December 31, 2014, we sold our investment in Midwest Metal that had been on non-accrual status. As of March 31, 2014, two of our portfolio companies were on non-accrual, with an aggregate debt cost basis of approximately $33.8 million, or 10.3%, of the cost basis of all debt investments in our portfolio. During the three months ended December 31, 2014, one non-accrual portfolio company was sold. Effective January 1, 2014, we placed Heartland on non-accrual status. During the three months ended December 31, 2013, we sold our investment in LocalTel, LLC (“LocalTel”) that had been on non-accrual status.

Other income increased by 14.7% during the six months ended March 31, 2015, as compared to the prior year period. For the six months ended March 31, 2015, other income consisted primarily of $0.6 million in success fees related to the early payoff of NAAS at a realized gain, $0.3 million prepayment of success fees by FDF, $0.3 million prepayment of success fees by Defiance and $0.2 million of success fees related to our sale of substantially all of the assets in Lindmark. For the six months ended March 31, 2014, other income consisted primarily of $0.5 million in prepaid success fees received from FDF, $0.1 million in prepayment penalty fees received from POP, $0.3 million in dividend and other fees received from FDF and $0.4 million in success fees received related to our sale of substantially all of the assets of Lindmark.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2015		Six Months Ended March 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$28,283	7.8%	$910	5.1%
Funko, LLC	25,008	6.9	471	2.6
WadeCo Specialties, Inc.	21,715	6.0	841	4.7
Precision Metal Hose, Inc.(A)	21,250	5.8	262	1.4
Francis Drilling Fluids, Ltd.	20,973	5.7	1,684	9.4

Subtotal—five largest investments	117,229	32.2	4,168	23.2
Other portfolio companies	246,411	67.8	13,779	76.8
Other non-portfolio company revenue	—	—	2	—

Total Investment Portfolio	$363,640	100.0%	$17,949	100.0%

	As of March 31, 2014		Six Months Ended March 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$29,745	10.2%	$1,616	9.1%
J.America, Inc.	17,127	5.8	493	2.8
Francis Drilling Fluids, Ltd.	14,965	5.1	1,723	9.7
AG Transportation Holdings, LLC	13,016	4.4	911	5.1
Vision Solutions, Inc.	11,055	3.8	535	3.0

Subtotal—five largest investments	85,908	29.3	5,278	29.7
Other portfolio companies	207,412	70.7	12,437	70.2
Other non-portfolio company revenue	—	—	8	0.1

Total Investment Portfolio	$293,320	100.0%	$17,723	100.0%

(A)	Investment added in February 2015

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, increased for the six months ended March 31, 2015, by 19.7%, as compared to the prior year period. This increase was primarily due to the increase in our net base management fees to the Advisor, interest expense on borrowings, and dividend expense on our mandatorily redeemable preferred stock, partially offset by the decrease in the net incentive fee to the Advisor during the six months ended March 31, 2015.

Interest expense increased by $0.4 million, or 32.6%, during the six months ended March 31, 2015, as compared to the prior year period, primarily due to increased borrowings outstanding throughout the period on our Credit Facility. The weighted average balance outstanding on our Credit Facility during the six months ended March 31, 2015, was approximately $72.2 million, as compared to $39.9 million in the prior year period, an increase of 70.8%.

The increase of $0.7 million, or 50.0%, in dividend expense on our mandatorily redeemable preferred stock during the six months ended March 31, 2015, as compared to the prior year period, was primarily due to the higher monthly distribution amount on our Series 2021 Term Preferred Stock, which was issued in May 2014, and which was partially offset by the voluntary redemption of our Series 2016 Term Preferred Stock, which was issued in November 2011 and redeemed in May 2014. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of our term preferred stock.

The increase of $0.3 million in the net base management fee earned by the Advisor during the six months ended March 31, 2015, as compared to the prior year period, was due primarily to an increase in the average total assets outstanding as a result of the net growth in our investment portfolio during the period. The base management fee, loan servicing fee and incentive fee and associated unconditional, non-contractual, and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2015	2014
Average total assets subject to base management fee(A)	$339,800	$296,000
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	$3,398	$2,960
Portfolio company fee credit(C)	(767)	(631)
Senior syndicated loan fee waiver(D)	(79)	(59)

Net Base Management Fee	$2,552	$2,270

Loan servicing fee(B)	1,787	1,711
Credits to base management fee—loan servicing fee(B)	(1,787)	(1,711)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,845	2,095
Incentive fee credit(E)	—	(515)

Net Incentive Fee	$1,845	$1,580

Portfolio company fee credit(C)	(767)	(631)
Senior syndicated loan fee waiver(D)	(79)	(59)
Incentive fee credit(E)	—	(515)

Credit to Fees From Adviser—other(B)	$(846)	$(1,205)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.
(C)	As a BDC, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. We credit 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser.
(D)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% for the quarter, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the six months ended March 31, 2015 and 2014.
(E)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the three months ended December 31, 2013. No such credit was granted for the six months ended March 31, 2015, due to a change in the assessment of distribution coverage of net investment income to a fiscal year end basis rather than a quarterly basis.

Net Realized and Unrealized Gain (Loss)

Net Realized Losses on Investments and Escrows

For the six months ended March 31, 2015, we recorded a net realized loss on investments and escrows of $13.4 million, which primarily consisted of a realized loss of $14.5 million resulting from the sale of Midwest Metal during the period for net proceeds of $6.1 million. This realized loss was partially offset by the realized gain of $1.6 million we recognized on the early payoff of NAAS.

For the six months ended March 31, 2014, we recorded a net realized loss on investments of $13.3 million, primarily related to our sales of LocalTel for a realized loss of $10.8 million and of BAS for a realized loss of $2.8 million during the period.

Net Unrealized Appreciation of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the six months ended March 31, 2015, we recorded net unrealized appreciation of investments of $15.3 million, which included reversals totaling $13.4 million in cumulative unrealized depreciation primarily related to the sale of Midwest Metal during the period. Excluding reversals, we have $1.9 million in net unrealized appreciation for the six months ended March 31, 2015. Over our entire portfolio, the net unrealized appreciation (excluding reversals) for the six months ended March 31, 2015, consisted of approximately $9.6 million of depreciation on our debt investments and approximately $11.5 of appreciation on our equity investments.

The net realized (losses) gains and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2015, were as follows:

	Six Months Ended March 31, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$9,645	$—	$9,645
Precision Acquisition Group Holdings, Inc.	—	2,931	—	2,931
Sunburst Media – Louisiana, LLC	—	2,130	—	2,130
Defiance Integrated Technologies, Inc.	—	1,136	—	1,136
Alloy Die Casting Co.	—	624	—	624
Midwest Metal Distribution, Inc.	(15,045)	—	15,578	533
Ashland Acquisitions, LLC	—	382	—	382
Lignetics, Inc.	—	323	—	323
Behrens Manufacturing, LLC	—	315	—	315
Westland Technologies, Inc.	—	252	—	252
Vertellus Specialties, Inc.	—	(346)	—	(346)
North American Aircraft Services, LLC	1,578	—	(2,216)	(638)
Targus Group International, Inc.	—	(687)	—	(687)
Edge Adhesives Holdings, Inc.	—	(761)	—	(761)
WadeCo. Specialties, Inc.	—	(1,107)	—	(1,107)
Francis Drilling Fluids, Ltd.	—	(1,530)	—	(1,530)
Saunders & Associates	—	(2,219)	—	(2,219)
PLATO Learning, Inc.	—	(3,256)	—	(3,256)
GFRC Holdings, LLC	—	(4,883)	—	(4,883)
Other, net (<$250)	27	(1,002)	—	(975)

Total:	$(13,440)	$1,947	$13,362	$1,869

The largest driver of our net unrealized appreciation (excluding reversals) for the six months ended March 31, 2015, was derived from improvements in financial and operation performance and the increase in comparable multiples used in the valuation of Funko of $9.6 million. Additionally, there were some incremental improvements in the financial and operational performance factors used in the valuation of Precision of $2.9 million and an increase in comparable multiples used in the valuation of Sunburst of $2.1 million. Partially offsetting this net unrealized appreciation for the six months ended March 31, 2015, was the net unrealized depreciation on GFRC of $4.9 million, Plato of $3.3 million and Saunders & Associates of $2.2 million due to incremental declines in the financial and operational performance of these portfolio companies.

During the six months ended March 31, 2014, we recorded net unrealized appreciation of investments in the aggregate amount of $12.9 million, which included reversals totaling $16.9 million in cumulative unrealized depreciation of investments, primarily related to our sales of LocalTel and BAS. Excluding reversals, we had $4.0 million in net unrealized depreciation of investments for the six months ended March 31, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the six months ended March 31, 2014, consisted of approximately $2.0 million on our debt investments and approximately $2.0 million on our equity investments.

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

The largest driver of our net unrealized depreciation (excluding reversals) for the six months ended March 31, 2014, was the decrease in certain comparable multiples used for valuations during the period, most notably Midwest and RBC, which was partially offset by unrealized appreciation on certain portfolio companies due to incremental improvements in financial and operational performance.

As of March 31, 2015, the fair value of our investment portfolio was less than its cost basis by approximately $52.7 million, and our entire investment portfolio was valued at 87.3% of cost, as compared to cumulative net unrealized depreciation of $68.0 million and a valuation of our entire portfolio at 80.5% of cost as of September 30, 2014. This represents net unrealized appreciation of our investments of $15.3 million for the six months ended March 31, 2015. Of our current investment portfolio, 10 portfolio companies originated before December 31, 2007, representing 27.9% of the entire cost basis of our portfolio, were valued at 60.7% of cost and include two of our investments on non-accrual status. Our 40 portfolio companies originated after December 31, 2007, representing 72.1% of the entire cost basis of our portfolio, were valued at 97.6% of cost.

We believe that our aggregate investment portfolio was valued at a depreciated value as of March 31, 2014, primarily due to the lingering effects of the recession that began in 2008 and its effect on the performance of certain of our portfolio companies and also because we were invested in certain industries that were disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation (Appreciation) of Other

Net unrealized depreciation (appreciation) of other includes the net change in the fair value of our Credit Facility and our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the six months ended March 31, 2015, we recorded net unrealized depreciation of borrowings of $0.6 million compared to net unrealized appreciation of borrowings of $0.1 million for the six months ended March 31, 2014. Our Credit Facility was fair valued at $114.8 million and $38.0 million as of March 31, 2015 and September 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash used in operating activities during the six months ended March 31, 2015, was $69.7 million, as compared to $11.9 million for the six months ended March 31, 2014. The increase in cash used in operating activities was primarily due to an increase in disbursements to existing portfolio companies and a decrease in unscheduled principal repayments during the six months ended March 31, 2015.

As of March 31, 2015, we had loans to, syndicated participations in, or equity investments in 50 private companies with an aggregate cost basis of approximately $416.3 million. As of March 31, 2014, we had loans to, syndicated participations in and/or equity investments in 51 private companies with an aggregate cost basis of approximately $355.8 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2015 and 2014, at fair value:

	Six Months Ended March 31,
	2015	2014
Beginning investment portfolio, at fair value	$281,286	$256,878
New investments	65,348	70,981
Disbursements to existing portfolio companies	27,092	8,820
Scheduled principal repayments	(531)	(1,736)
Unscheduled principal repayments	(4,549)	(36,679)
Net proceeds from sales of investments	(7,713)	(4,700)
Net unrealized appreciation (depreciation) of investments	1,947	(3,946)
Reversal of prior period depreciation on realization	13,362	16,883
Net realized loss on investments	(12,881)	(13,343)
Increase in investment balance due to PIK(A)	129	128
Cost adjustments on non-accrual loans	444	—
Net change in premiums, discounts and amortization	(294)	34

Investment Portfolio, at Fair Value	$363,640	$293,320

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2015:

For the Fiscal Years Ending September 30:		Amount
For the remaining six months ending September 30:	2015	$33,075
	2016	106,312
	2017	13,271
	2018	33,539
	2019	82,832
	Thereafter	117,980

	Total contractual repayments	$387,009
	Equity investments	30,434
	Adjustments to cost basis on debt investments	(1,113)

	Total Cost Basis of Investments Held at March 31, 2015:	$416,330

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2015, of $68.9 million consisted primarily of net borrowings on our Credit Facility of $77.4 million, partially offset by $8.8 million of distributions to common stockholders. Net cash provided by financing activities for the six months ended March 31, 2014 of $4.4 million consisted primarily of net borrowings on our Credit Facility of $13.3 million, partially offset by distributions to common stockholders of $8.8 million.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions to stockholders that we can pay out to be no greater than our net investment income in each fiscal year. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the six months from October 2014 through March 2015, which totaled an aggregate of $8.8 million. In April 2015, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May and June 2015. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2015.

For the fiscal year ended September 30, 2014, which includes the six months ended March 31, 2014, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for that fiscal year. For our fiscal year ended September 30, 2014, our common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our preferred stock dividends), resulted in a partial return of capital of approximately $15.2 million. The return of capital was primarily due to accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes. The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2015 will be determined at fiscal year-end based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. If we characterized our common stockholder distributions for the six months ended March 31, 2015, 100.0% would be a return of capital, primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Preferred Stock Distributions

Our Board of Directors also declared, and we paid, monthly cash distributions of $0.140625 per share of our Series 2021 Term Preferred Stock for each of the six months from October 2014 through March 2015, which totaled an aggregate of $2.1 million. In April 2015, our Board of directors declared a monthly distribution of $0.140625 per share of Series 2021 Term Preferred stock for each of April, May and June 2015. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent our current and accumulated earnings and profits have been characterized as ordinary income to our preferred stockholders.

Equity

Registration Statement

We filed Post-effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 1, 2014, and subsequently filed Post-effective Amendment No. 5 to our Registration Statement on January 29, 2015, which the SEC declared effective January 30, 2015. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2015, we have the ability to issue up to $238.9 million in securities under our Registration Statement through one or more transactions. We sold approximately 2.4 million shares, or $61.0 million in gross proceeds, of our Series 2021 Term Preferred Stock under our Registration Statement in May 2014. In addition, we sold 67,151 shares, or $0.6 million in gross proceeds, of our common stock under the Sales Agreements (discussed in more detail further below) during the three months ended March 31, 2015. Subsequent to March 31, 2015, we have sold 60,100 shares, or $0.5 million in gross proceeds, of our common stock under the Sales Agreements. To date, no other securities have been sold under our Registration Statement.

Common Stock

We anticipate selling equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has from time to time over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of May 5, 2015, our closing market price was $8.95 per common share, a 6.3% discount to our March 31, 2015 NAV per common share of $9.55. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering to existing common stockholders.

At our Annual Meeting of Stockholders held on February 12, 2015, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

On February 27, 2015, we entered into the Sales Agreements (commonly referred to as “at-the-market agreements”) under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During March 2015, we sold 67,151 shares of our common stock for $0.6 million, net of underwriter’s commissions, under the Sales Agreements.

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

We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock are traded under the ticker symbol of “GLADO” on the NASDAQ. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). Additionally, we may be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 200.0% and do not take steps to cure such asset coverage amount within a specified period of time. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price in order to have an asset coverage ratio of up to and including 240.0% and at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the annual fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2015, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock. Our Series 2021 Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks.

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

Revolving Credit Facility

On April 2, 2013, we, through Business Loan, entered into Amendment No. 6 to the fourth amended and restated credit agreement (our “Credit Facility”) to extend the revolver period end date for one year to January 19, 2016. Our $137.0 million revolving Credit Facility was arranged by KeyBank as administrative agent. Subject to certain terms and conditions, our Credit Facility may be expanded from $137.0 million to a maximum of $237.0 million through the addition of other committed lenders to the facility. The interest rates on advances under our Credit Facility generally bear interest at a 30-day LIBOR plus 3.75% per annum, with a commitment fee of 0.5% per annum on undrawn amounts when our facility is drawn more than 50% and 1.0% per annum on undrawn amounts when our facility is drawn less than 50%. If our Credit Facility is not renewed or extended by January 19, 2016, all principal and interest will be due and payable on or before November 30, 2016. Prior to the April 26, 2013 amendment, on January 29, 2013, we, through Business Loan, amended our Credit Facility to remove the LIBOR minimum of 1.5% on advances. We incurred fees of $0.7 million in April 2013 and $0.6 million in January 2013 in connection with these amendments, which are being amortized through our Credit Facility’s revolver period end date of January 19, 2016. All other terms of our Credit Facility remained generally unchanged at the time of these amendments.

On May 1, 2015, we, through Business Loan, entered the New Credit Facility, which increases the commitment amount from $137.0 million to $140.0 million, extends the revolving period end date by three years to January 19, 2019, decreases the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, removes the commitment fee toggle such that it is 0.50% on all undrawn amounts, regardless of usage, and amends other terms and conditions to among other items, expand the scope of eligible collateral. The New Credit Facility was arranged by KeyBank, as administrative agent, lead arranger and a lender. If the New Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, the New Credit Facility may be expanded up to a total of $250.0 million through commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which will be amortized through our New Credit Facility’s revolving period end date of January 19, 2019.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank as custodian and with The Bank of New York Mellon Trust Company, N.A as custodian. KeyBank, which also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also generally limits payments on distributions to our stockholders to the aggregate net investment income for each of the twelve month periods ending September 30, 2015 and 2016. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base in order to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $190.0 million plus 50.0% of all equity and subordinated debt raised after January 19, 2012, which equates to $220.5 million as of March 31, 2015, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $262.2 million, asset coverage of 215.1% and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of March 31, 2015. As of March 31, 2015 we were in compliance with all of our Credit Facility covenants.

Pursuant to the terms of our Credit Facility, on July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and September 30, 2014, the fair value of our interest rate cap agreement was $0.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2015 and September 30, 2014, our unused line of credit commitments totaled $13.7 million and $5.9 million, respectively.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of March 31, 2015 and September 30, 2014, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P. of $2.5 million and $2.8 million, respectively.

The following table summarizes our contractual obligations as of March 31, 2015, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$114,100	$—	$—	$114,100
Series 2021 term preferred stock	—	—	—	61,000	61,000
Interest expense on debt obligations(C)	4,402	13,784	8,235	3,088	29,509

Total	$4,402	$127,884	$8,235	$64,088	$204,609

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $13.7 million as of March 31, 2015.
(B)	Principal balance of borrowings under our Credit Facility as of March 31, 2015, based on the current revolving period end date of January 19, 2016. Subsequent to March 31, 2015, our Credit Facility’s revolving period end date was extended to January 19, 2019.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2015. Dividend payments on our Series 2021 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions to stockholders through the date of mandatory redemption.

Of our interest bearing debt investments as of March 31, 2015, 28.3% had a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally recognize success fees as income only when the payment has been received. As a result, as of March 31, 2015 and September 30, 2014, we had aggregate unrecognized success fee receivables on our accruing debt investments of $11.4 million and $11.0 million (or approximately $0.54 and $0.52 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (the “Policy”) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report. Additionally, refer to Note 3—Investments in the accompanying notes to our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of March 31, 2015 and September 30, 2014, representing approximately 79.9% and 80.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2015	As of September 30, 2014
Highest	9.0	9.0
Average	5.7	5.9
Weighted Average	5.7	5.2
Lowest	4.0	2.0

The following table reflects corporate-level risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2015 and September 30, 2014, representing approximately 15.9% and 16.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2015	As of September 30, 2014
Highest	6.0	6.0
Average	4.8	4.6
Weighted Average	4.9	4.8
Lowest	3.0	3.5

In addition, there were two syndicated loans in our portfolio that were not rated by an NRSRO as of March 31, 2015 and one syndicated loan that was not rated as of September 30, 2014 and they represented 4.2% and 2.6%, respectively, of the principal balance of all debt investments in our portfolio. For the periods ended March 31, 2015 and September 30, 2014 the syndicated loans had a risk rating of 4.

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

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gain net income from preceding years that were not distributed during such years. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011 (the date of enactment), for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the previous regulation.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when a loan’s status significantly improves regarding the debtor’s ability and intent to pay contractual amounts due, or past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2015, three portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $39.2 million, or 10.2% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $9.2 million, or 2.8% of the fair value of all debt investments in our portfolio. As of September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio.

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

As of March 31, 2015 and September 30, 2014, we had 20 and 17 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $80 and $0.1 million for the three and six months ended March 31, 2015, respectively, as compared to $58 and $0.1 million for the three and six months ended March 31, 2014, respectively. The unamortized balance of OID investments as of March 31, 2015 and September 30, 2014, totaled $0.9 million and $0.6 million, respectively. As of March 31, 2015 and September 30, 2014, we had two and three investments, respectively, with a PIK interest component. We recorded PIK income of $41 and $0.1 million for the three and six months ended March 31, 2015, respectively, as compared to $80 and $0.2 million for the three and six months ended March 31, 2014, respectively. We collected $0 PIK interest in cash during the six months ended March 31, 2015 and 2014, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We received an aggregate of $1.4 million in success fees during the six months ended March 31, 2015, which resulted from $0.6 million related to the early payoff of NAAS at a realized gain, $0.3 million prepayment of success fees by FDF, $0.3 million prepayment of success fees by Defiance and $0.2 million of success fees related to our sale of substantially all of the assets in Lindmark and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received $0.9 million in success fess during the six months ended March 31, 2014, which resulted from a $0.5 million prepayment by FDF and $0.4 million related to our sale of substantially all of the assets in Lindmark.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the six months ended March 31, 2015 and 2014, we recorded $0.1 million and $0.2 million, respectively, of dividend income resulting from our preferred equity investment in FDF.

Success fees and dividend income are both recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description of recent accounting pronouncements.

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

March 31, 2015, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	85.3%
Fixed rates	14.7

Total:	100.0%

Pursuant to the terms under our Credit Facility, in July 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on our Credit Facility, which are at variable rates. As of March 31, 2015 and September 30, 2014, our interest rate cap agreement had a minimal fair value.

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2015 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on November 12, 2014, and subsequently amended on December 29, 2014.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the six months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section and the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on November 12, 2014, and subsequently amended on December 29, 2014 and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, as filed with the SEC on February 2, 2015. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
Melissa Morrison
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 6, 2015

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Exhibit A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No.814-000000), filed July 30, 2014.

3.5	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.6	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.7	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.8	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

10.1	Equity Distribution Agreement, dated February 27, 2015, by and among the Registrant, Gladstone Management Corporation, Gladstone Administration LLC and KeyBanc Capital Markets Inc., incorporated by reference to Exhibit 2.h.1 to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-185191), filed February 27, 2015.

10.2	Equity Distribution Agreement, dated February 27, 2015, by and among the Registrant, Gladstone Management Corporation, Gladstone Administration LLC and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 2.h.2 to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-185191), filed February 27, 2015.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.