Form 10-Q
period 2015-06-30
GLADSTONE CAPITAL CORP
filed 2015-07-29
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of July 28, 2015 was 21,131,622.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2015	September 30, 2014
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (Cost of $266,122 and $225,845, respectively)	$256,044	$198,926
Affiliate investments (Cost of $80,525 and $61,281, respectively)	68,435	57,006
Control investments (Cost of $54,406 and $62,159, respectively)	22,737	25,354

Total investments at fair value (Cost of $401,053 and $349,285, respectively)	347,216	281,286
Cash and cash equivalents	7,823	6,314
Restricted cash and cash equivalents	496	675
Interest receivable, net	5,174	2,767
Due from custodian	2,975	6,022
Deferred financing fees	4,339	3,340
Other assets, net	1,238	1,025

TOTAL ASSETS	$369,261	$301,429

LIABILITIES
Borrowings at fair value (Cost of $104,600 and $36,700, respectively)	$104,600	$38,013
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding	61,000	61,000
Accounts payable and accrued expenses	417	462
Interest payable	231	146
Fees due to Adviser(A)	1,218	875
Fee due to Administrator(A)	235	218
Other liabilities	918	1,055

TOTAL LIABILITIES	$168,618	$101,769

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 21,131,622 shares issued and outstanding as of June 30, 2015 and 21,000,160 shares issued and outstanding as of September 30, 2014	$21	$21
Capital in excess of par value	294,144	307,348
Note receivable from employee(A)	—	(100)
Cumulative net unrealized depreciation of investments	(53,837)	(67,999)
Cumulative net unrealized (depreciation) (appreciation) of other	(61)	(1,374)
Overdistributed net investment income	(3,873)	(1,928)
Accumulated net realized losses	(35,751)	(36,308)
TOTAL NET ASSETS	$200,643	$199,660

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$9.49	$9.51

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,003	$6,105	$20,199	$18,831
Affiliate investments	1,793	1,519	4,492	2,570
Control investments	310	556	800	3,133
Other	1	4	4	12

Total interest income	9,107	8,184	25,495	24,546
Other income
Non-Control/Non-Affiliate investments	578	670	1,656	1,631
Affiliate investments	—	701	—	701
Control investments	250	625	733	1,025

Total other income	828	1,996	2,389	3,357

Total investment income	9,935	10,180	27,884	27,903

EXPENSES
Base management fee(A)	1,859	1,461	5,257	4,421
Loan servicing fee(A)	1,015	917	2,802	2,628
Incentive fee(A)	1,021	1,266	2,866	3,361
Administration fee(A)	235	219	784	635
Interest expense on borrowings	1,033	710	2,735	1,994
Dividend expense on mandatorily redeemable preferred stock	1,029	937	3,087	2,309
Amortization of deferred financing fees	253	314	857	944
Professional fees	315	98	899	725
Other general and administrative expenses	222	179	893	828

Expenses before credits from Adviser	6,982	6,101	20,180	17,845
Credit to base management fee—loan servicing fee(A)	(1,015)	(917)	(2,802)	(2,628)
Credits to fees from Adviser—other(A)	(868)	(67)	(1,714)	(1,272)

Total expenses, net of credits	5,099	5,117	15,664	13,945

NET INVESTMENT INCOME	4,836	5,063	12,220	13,958

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(1,143)	54	435	(2,556)
Control investments	—	—	(14,459)	(10,733)
Escrows	68	—	(491)	30
Extinguishment of debt	—	(1,297)	—	(1,297)

Total net realized loss	(1,075)	(1,243)	(14,515)	(14,556)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	7,920	(3,203)	8,682	9,034
Affiliate investments	(7,465)	(18,246)	(7,815)	(24,741)
Control investments	(1,602)	(1,400)	13,295	5,795
Other	693	(1,146)	1,313	(1,261)

Total net unrealized (depreciation) appreciation	(454)	(23,995)	15,475	(11,173)

Net realized and unrealized (loss) gain	(1,529)	(25,238)	960	(25,729)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,307	$(20,175)	$13,180	$(11,771)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.23	$0.24	$0.58	$0.66

Net increase (decrease) in net assets resulting from operations	$0.16	$(0.96)	$0.63	$(0.56)

Distributions declared and paid	$0.21	$0.21	$0.63	$0.63

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	21,123,202	21,000,160	21,045,014	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
OPERATIONS
Net investment income	$12,220	$13,958
Net realized loss on investments	(14,515)	(13,259)
Realized loss on extinguishment of debt	—	(1,297)
Net unrealized appreciation (depreciation) of investments and escrows	14,162	(9,912)
Net unrealized depreciation (appreciation) of other	1,313	(1,261)

Net increase (decrease) in net assets resulting from operations	13,180	(11,771)

DISTRIBUTIONS
Distributions to common stockholders	(13,261)	(13,230)

CAPITAL TRANSACTIONS
Repayment of principal on employee note(A)	100	—
Issuance of common stock	1,169	—
Offering costs for issuance of common stock	(205)	—

Net increase in net assets resulting from capital transactions	1,064	—

NET INCREASE (DECREASE) IN NET ASSETS	983	(25,001)
NET ASSETS, BEGINNING OF PERIOD	199,660	205,992

NET ASSETS, END OF PERIOD	$200,643	$180,991

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$13,180	$(11,771)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(93,765)	(83,161)
Principal repayments on investments	10,060	47,333
Net proceeds from sale of investments	18,541	4,700
Increase in investment balance due to paid-in-kind interest	(463)	(208)
Net change in premiums, discounts and amortization	219	(70)
Cost adjustments on non-accrual loans	(384)	—
Net realized loss on investments	14,024	13,289
Net unrealized (appreciation) depreciation of investments	(14,162)	9,912
Realized loss on extinguishment of debt	—	1,297
Net unrealized (depreciation) appreciation other	(1,313)	1,261
Decrease in restricted cash and cash equivalents	179	378
Amortization of deferred financing fees	857	944
Increase in interest receivable	(2,407)	(322)
Decrease in due from custodian	3,047	14,658
(Increase) decrease in other assets	(213)	323
(Decrease) increase in accounts payable and accrued expenses	(45)	56
Increase (decrease) in interest payable	85	(25)
Increase in fees due to Adviser(A)	343	247
Increase in fee due to Administrator(A)	16	93
(Decrease) increase in other liabilities	(137)	265

Net cash used in operating activities	(52,338)	(801)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of mandatorily redeemable preferred stock	—	61,000
Redemption of previously issued mandatorily redeemable preferred stock	—	(38,497)
Proceeds from borrowings	109,000	91,000
Repayments on borrowings	(41,100)	(102,800)
Deferred financing fees	(1,856)	(2,797)
Proceeds from issuance of common stock	1,169	—
Offering costs for issuance of common stock	(205)	—
Distributions paid to common stockholders	(13,261)	(13,230)
Receipt of principal on employee note	100	—

Net cash provided by (used in) financing activities	53,847	(5,324)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,509	(6,125)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,314	13,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,823	$7,775

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$13,000	$13,000
		Member Profit Participation (18.0% ownership)(F)(H)		960	293
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,204	13,293
Allison Publications, LLC	Printing and publishing	Secured First Lien Line of Credit, $150 available (8.3%, Due 9/2016)(D)	450	450	449
		Secured First Lien Debt (8.3%, Due 9/2018)(D)	2,552	2,552	2,548
		Secured First Lien Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,400

				8,402	8,397
Alloy Die Casting Corp.	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,170
		Preferred Stock (1,742 shares)(F)(H)		1,742	1,223
		Common Stock (270 shares)(F)(H)		18	—

				6,995	6,393
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,275
		Preferred Stock (1,253 shares)(F)(H)(K)		1,253	1,764

				5,528	6,039
B+T Group Acquisition Inc.	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,970
		Preferred Stock (5,503 shares)(H)(F)(K)		1,799	—

				7,799	5,970
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	46
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.4%, Due 4/2020)(D)	15,000	15,000	14,175
		Secured Second Lien Debt (10.3%, Due 4/2020)(D)	7,000	7,000	6,580
		Preferred Equity Units (999 units)(F)(H)		648	747
		Common Equity Units (999 units)(F)(H)		1	206

				22,649	21,708
Funko, LLC	Personal and non-durable consumer products	Secured First Lien Debt (9.3%, Due 5/2019)(D)(G)	7,500	7,500	7,744
		Secured First Lien Debt (9.3%, Due 5/2019)(D)(G)	2,000	2,000	2,065
		Preferred Equity Units (1,305 units)(F)(H)		1,305	21,412

				10,805	31,221
Heartland Communications Group	Broadcasting and entertainment	Secured First Lien Line of Credit, $0 available (5.0%, Due 6/2015)(D)(G)(I)	100	93	65
		Secured First Lien Line of Credit, $0 available (10.0%, Due 6/2015)(D)(G)(I)	100	86	65
		Secured First Lien Debt (5.0%, Due 6/2015)(D)(G)(I)	4,342	4,031	980
		Common Stock Warrants (8.8% ownership)(F)(H)		66	—

				4,276	1,110
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, 2.0% PIK, Due 12/2019)(D)(G)	7,500	7,500	7,331
		Secured Second Lien Debt (11.5%, 2.0% PIK, Due 12/2019)(D)(G)	9,500	9,500	9,239

				17,000	16,570
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,362 uncalled capital commitment)(H)(M)		633	411

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (11.0%, Due 11/2014)(D)	$6,699	$6,699	$3,822
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	4,124
		Preferred Stock (1,449 shares)(F)(H)		1,449	800

				5,589	4,924
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (11.0%, Due 4/2016)(D)	1,000	1,000	575
		Secured First Lien Debt (11.0%, Due 4/2016)(D)	4,125	4,125	2,351
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(D)	4,053	4,053	2,290

				9,178	5,216
Saunders & Associates	Electronics	Secured First Lien Line of Credit, $0 available (11.3%, Due 5/2013)(D)(I)	917	917	110
		Secured First Lien Debt (11.3%, Due 5/2013)(D)(I)	8,947	8,947	1,074

				9,864	1,184
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(D)	8,000	8,000	7,950
		Common Stock (100 shares)(F)(H)		750	1,301

				8,750	9,251
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $4,000 available (7.0%, Due 2/2018)(D)	—	—	—
		Secured First Lien Debt (9.3%, Due 2/2020)(D)	21,000	21,000	21,000
		Preferred Stock (245 shares)(F)(H)		245	254
		Common Stock (500 shares)(F)(H)		5	80

				21,250	21,334
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $250 available (7.5%, Due 12/2017)(D)	1,750	1,750	1,754
		Secured First Lien Debt (9.75%, Due 12/2019)(D)	9,000	9,000	9,023

				10,750	10,777
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $2,525 available (8.0%, Due 3/2016)(D)	2,475	2,475	2,400
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	13,000	13,000	12,610
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,720
		Preferred Stock (1,000 shares)(F)(H)		313	443

				22,788	22,173
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,995
		Common Stock (58,333 shares)(F)(H)		408	144

				4,408	4,139

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$197,675	$193,978

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Secured First Lien Debt (9.0% and 1.3% PIK, Due 3/2016)(E)	$7,358	$7,330	$6,990
Ardent Medical Services, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.0%, Due 1/2019)(J)	7,143	7,136	7,223

Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (11.0%, Due 1/2018)(E)	700	698	637
First American Payment Systems, L.P.	Finance	Secured Second Lien Debt (10.8%, Due 4/2019)(D)	4,195	4,171	4,146
GTCR Valor Companies, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	3,000	2,983	2,910
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,988	3,800

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
PLATO Learning, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.0% PIK, Due 6/2020)(F)	$2,652	$2,596	$1,750
		Common Stock (21,429 shares)(F)(H)		2,636	—

				5,232	1,750
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,434	3,465
RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	2,000	1,970	1,840
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,815	4,400
Targus Group International, Inc.	Textiles and leather	Secured First Lien Debt (12.8% and 2.0% PIK, Due 5/2016)(E)	8,953	8,917	7,431
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	995	948
Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)	3,970	3,844	3,752
Vision Solutions, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 7/2017)(E)	8,000	7,964	7,960
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,475	4,410
W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	404

Subtotal—Syndicated Investments				$68,447	$62,066

Total Non-Control/Non-Affiliate Investments (represented 73.7% of total investments at fair value)				$266,122	$256,044

AFFILATE INVESTMENTS(O) :
Proprietary Investments:
Ashland Acquisition LLC	Printing and publishing	Secured First Lien Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)(G)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(D)(G)	7,000	7,000	7,044
		Preferred Equity Units (4,400 units)(F)(H)		440	557
		Common Equity Units (4,400 units)(F)(H)		—	63

				7,440	7,664
Edge Adhesives Holdings, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $7 available (12.5%, Due 2/2016)(D)	993	993	987
		Secured First Lien Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,169
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,594
		Preferred Stock (2,516 shares)(F)(H)		2,516	967

				11,309	9,717
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H)(L)		1,634	1,647
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,985
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,985
		Common Stock (139,330 shares)(F)(H)		1,590	1,946

				13,590	13,916
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $1,600 available (6.5%, Due 12/2017)(D)	1,400	1,400	1,416
		Secured First Lien Debt (9.5%, Due 12/2019)(D)	10,579	10,579	10,698
		Common Stock (921,000 shares)(F)(H)		921	961

				12,900	13,075

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILATE INVESTMENTS(O) (Continued):
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Line of Credit, $0 available (9.0%, Due 12/2015)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2015)(F)(G)	6,891	6,891	6,891
		Secured First Lien Debt (12.0%, Due 12/2015)(C)(F)	11,392	11,392	11,392
		Secured First Lien Debt (12.5%, Due 12/2015)(F)(G)	6,000	6,000	133
		Preferred Stock (4,999,000 shares)(F)(H)(K)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				33,652	22,416

Total Affiliate Proprietary Investments (represented 19.7% of total investments at fair value)				$80,525	$68,435

CONTROL INVESTMENTS(P):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 4/2016)(F)	$6,385	$6,385	$6,385
		Common Stock (15,500 shares)(F)(H)		1	6,106

				6,386	12,491
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $0 available (10.5%, Due 12/2014)(F)(I)	986	986	160
		Secured First Lien Debt (10.5%, Due 6/2016)(F)(I)	4,924	4,924	797
		Secured First Lien Debt (13.0%, Due 6/2016)(F)(I)	6,598	6,598	1,068

				12,508	2,025
Lindmark Acquisition, LLC	Broadcasting and entertainment	Secured First Lien Debt, $3,120 available (25.0%, Due Upon Demand)(F)(G)	—	—	—
		Success Fee on Secured Second Lien Debt(F)	—	—	64
		Common Stock (100 shares)(F)(H)		317	—

				317	64
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $468 available (8.0%, Due 5/2016)(F)(G)	1,532	1,532	428
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)	5,000	5,000	1,398
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)	11,948	11,948	3,340
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)	10,700	10,700	2,991
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				35,195	8,157

Total Control Proprietary Investments (represented 6.6% of total investments at fair value)				$54,406	$22,737

TOTAL INVESTMENTS				$401,053	$347,216

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $292.3 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Additionally, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of June 30, 2015.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at June 30, 2015, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded. Secured first lien debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	Last out tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price (“IBP”) on or near June 30, 2015, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value (“TEV”) of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	Investment was exited subsequent to June 30, 2015, and, as such, was valued based on the exit price.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$12,899	$12,838
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,143	12,838
Allison Publications, LLC	Printing and publishing	Secured First Lien Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	598
		Secured First Lien Debt (8.3%, Due 9/2018)(D)	2,875	2,875	2,864
		Secured First Lien Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,380

				8,875	8,842
Alloy Die Casting Corp.	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,228
		Preferred Stock (1,742 shares)(F)(H)		1,742	1,122
		Common Stock (270 shares)(F)(H)		18	—

				6,995	6,350
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,280
		Preferred Stock (1,253 shares)(F)(H)(M)		1,253	1,150

				5,528	5,430
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	95
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (12.4%, Due 11/2017)(D)(K)	15,000	15,000	14,550
		Secured Second Lien Debt (11.3%, Due 11/2017)(J)(K)	7,000	7,000	7,000
		Preferred Equity Units (999 units)(F)(H)		983	1,081
		Common Equity Units (999 units)(F)(H)		1	206

				22,984	22,837
Funko, LLC	Personal and non-durable consumer products	Secured First Lien Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,645	7,645	7,817
		Preferred Equity Units (1,305 units)(F)(H)		1,305	5,691

				8,950	13,508
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $130 available (10.5%, Due 12/2014)(D)	270	270	149
		Secured First Lien Debt (10.5%, Due 6/2016)(D)	4,924	4,924	2,708
		Secured First Lien Debt (13.0%, Due 6/2016)(D)	6,598	6,598	3,761

				11,792	6,618
Heartland Communications Group	Broadcasting and entertainment	Secured First Lien Line of Credit, $0 available (5.0%, Due 9/2014)(D)(G)(I)	100	97	65
		Secured First Lien Line of Credit, $0 available (10.0%, Due 9/2014)(D)(G)(I)	100	93	65
		Secured First Lien Debt (5.0%, Due 9/2014)(D)(G)(I)	4,342	4,196	809
		Common Stock Warrants (8.8% ownership)(F)(H)		66	—

				4,452	939
J.America, Inc.	Personal and non-durable	Secured Second Lien Debt (10.4%, Due 12/2019)(D)(G)	7,500	7,500	7,350
	consumer products	Secured Second Lien Debt (11.5%, Due 12/2019)(D)(G)	9,500	9,500	9,298

				17,000	16,648
Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,827 uncalled capital commitment)(H)(O)		173	36
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (12.0%, Due 1/2014)(D)	6,699	6,699	3,757

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	$4,140	$4,140	$4,135
		Preferred Stock (1,449 shares)(F)(H)		1,449	1,549

				5,589	5,684
North American Aircraft Services, LLC	Aerospace and defense	Secured Second Lien Debt (12.5%, Due 8/2016)(F)(L)	2,115	2,115	2,115
		Success Fee on Secured Second Lien Debt(F)(L)		—	639
		Common Stock Warrants (35,000 shares)(F)(H)(L)		350	1,928

				2,465	4,682
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (9.0%, Due 3/2015)(D)	1,000	1,000	881
		Secured First Lien Debt (9.0%, Due 3/2015)(D)	4,125	4,125	485
		Secured First Lien Debt (9.0%, Due 3/2015)(C)(D)	4,053	4,053	457

				9,178	1,823
Saunders & Associates	Electronics	Secured First Lien Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	413
		Secured First Lien Debt (11.3%, Due 5/2013)(D)	8,947	8,947	4,026

				9,864	4,439
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(J)	8,000	8,000	8,000
		Common Stock (100 shares)(H)(J)		750	750

				8,750	8,750
Sunburst Media—Louisiana, LLC	Broadcasting and entertainment	Secured First Lien Debt (8.5%, Due 2/2016)(F)(G)	6,026	6,026	1,600
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $526 available (8.0%, Due 3/2015)(D)	1,474	1,474	1,452
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	4,500	4,500	4,433
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	4,500	4,500	4,421
		Preferred Stock (1,000 shares)(F)(H)		250	454

				10,724	10,760
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (7.5%, Due 4/2016)(D)	50	50	46
		Secured First Lien Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,699
		Common Stock (58,333 shares)(H)		408	58

				4,458	3,803

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$164,753	$139,439

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Secured First Lien Debt (9.0% and 1.5% PIK, Due 3/2016)(E)	$7,335	$7,283	$6,235
Ardent Medical Services, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.0%, Due 1/2019)(E)	7,143	7,135	7,224
Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (10.5%, Due 1/2018)(E)	833	830	800
Blue Coat Systems, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 6/2020)(E)	3,000	2,974	3,038
Envision Acquisition Company, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.8%, Due 11/2021)(E)	2,500	2,454	2,500
First American Payment Systems, L.P.	Finance	Secured Second Lien Debt (10.8%, Due 4/2019)(E)	4,195	4,167	4,205
GTCR Valor Companies, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	3,000	2,982	2,970
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,987	4,000
PLATO Learning, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.3%, Due 5/2019)(E)	5,000	4,925	5,000

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	$2,000	$1,967	$1,898
Sensus USA, Inc.	Electronics	Secured Second Lien Debt (8.5%, Due 5/2018)(E)	500	497	495
Targus Group International, Inc.	Textiles and leather	Secured First Lien Debt (11.0% and 1.0% PIK, Due 5/2016)(D)	9,034	8,956	8,171
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	995	1,000
Vision Solutions, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 7/2017)(E)	11,000	10,953	10,972
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	500	493	495
W3 Co.	Oil and Gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	494	484

Subtotal—Syndicated Investments				$61,092	$59,487

Total Non-Control/Non-Affiliate Investments (represented 70.7% of total investments at fair value)				$225,845	$198,926

AFFILATE INVESTMENTS(Q) :
Proprietary Investments:
Ashland Acquisition LLC	Printing and publishing	Secured First Lien Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)(G)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(D)(G)	7,000	7,000	7,053
		Preferred Equity Units (4,400 units)(F)(H)		440	206
		Common Equity Units (4,400 units)(F)(H)		—	—

				7,440	7,259
Edge Adhesives Holdings, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $230 available (12.5%, Due 8/2015)(D)	770	770	768
		Secured First Lien Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,208
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,604
		Secured First Lien Debt (13.8%, Due 11/2014)(J)	585	585	585
		Preferred Stock (2,316 shares)(F)(H)		2,316	2,885

				11,471	12,050
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H)(N)		1,718	2,238
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 3/2020)(D)	6,000	6,000	6,007
		Common Stock (100,000 shares)(F)(H)		1,000	1,169

				7,000	7,176
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Mortgage Note (9.5%, Due 12/2014)(F)(G)	6,891	6,891	6,891
		Secured First Lien Debt (12.0%, Due 12/2014)(C)(F)	11,392	11,392	11,392
		Secured First Lien Debt (12.5%, Due 12/2014)(F)(G)	6,000	6,000	6,000
		Preferred Stock (4,999,000 shares)(F)(H)(M)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				33,652	28,283

Total Affiliate Proprietary Investments (represented 20.3% of total investments at fair value)				$61,281	$57,006

CONTROL INVESTMENTS(R):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 4/2016)(F)	$6,545	$6,545	$6,545
		Common Stock (15,500 shares)(F)(H)		1	6,461

				6,546	13,006
Lindmark Acquisition, LLC	Broadcasting and entertainment	Secured First Lien Debt, $3,120 available (25.0%, Due Upon Demand)(F)(G)	—	—	—
		Success Fee on Secured Second Lien Debt(F)		—	89
		Common Stock (100 shares)(F)(H)		317	—

				317	89

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):
Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Secured Second Lien Debt (12.0%, Due 7/2015)(F)(I)	$18,281	$17,720	$4,455
		Preferred Stock (2,000 shares)(F)(H)(M)		2,175	—
		Common Stock (501 shares)(F)(H)		138	—

				20,033	4,455
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $400 available (4.8%, Due 5/2016)(D)(I)	1,600	1,600	424
		Secured First Lien Debt (4.8%, Due 5/2016)(D)(I)	16,948	16,948	4,491
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(D)(I)	10,700	10,700	2,889
		Preferred Stock (15,270 shares)(F)(H)(M)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares)(F)(H)		—	—

				35,263	7,804

Total Control Proprietary Investments (represented 9.0% of total investments at fair value)				$62,159	$25,354

TOTAL INVESTMENTS(S)				$349,285	$281,286

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $222.0 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Additionally, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act as of September 30, 2014.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day LIBOR) in effect at September 30, 2014, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Secured first lien debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	LOT of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by SPSE.
(E)	Fair value was based on the IBP on or near September 30, 2014, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the TEV of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or follow-on proprietary investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2014 best represents fair value as of September 30, 2014.
(K)	Subsequent to September 30, 2014, the debt interest rates on Francis Drilling Fluids, Ltd. were decreased to approximately 11.9% and 10.8%, respectively, based on a leverage grid.
(L)	Subsequent to September 30, 2014, North American Aircraft Services, LLC debt and equity investment cost basis were paid off, resulting in a realized gain of $1.6 million and success fees of $0.6 million. As such, the fair value as of September 30, 2014 was based upon the payoff amount.
(M)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May, 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $84.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $15.6 million. Cumulative net unrealized depreciation is $68.7 million, based on a tax cost of $349.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of June 30, 2015 and September 30, 2014, we held no investments through Gladstone Financial.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2015, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on November 12, 2014, and subsequently amended on December 29, 2014.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the nine months ended June 30, 2015, with no effect on our financial condition, results of operations or cash flows.

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

In addition, we began using a third party valuation firm starting with the March 31, 2015 quarter end to provide additional EBITDA multiple ranges, as well as other information, that may be incorporated into our total enterprise valuations of certain of our equity investments. Generally, at least once per year, we use an independent valuation firm to independently value or review our significant equity investments and provide additional information for us to consider in our total enterprise valuations. The Valuation Team reviews all information from the valuation firm and makes a recommendation to our Board of Directors as to valuations. Our Board of Directors then reviews the recommended value and whether it is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when a loan’s status significantly improves regarding the debtor’s ability and intent to pay contractual amounts due, or past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2015, four portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $49.2 million, or 13.4% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $10.7 million, or 3.5% of the fair value of all debt investments in our portfolio. As of September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio.

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

As of June 30, 2015 and September 30, 2014, we had 17 original OID loans, primarily from the syndicated investments in our portfolio. We recorded OID income of $0.1 and $0.2 million for the three and nine months ended June 30, 2015, respectively, as compared to $59 and $0.2 million for the three and nine months ended June 30, 2014, respectively. The unamortized balance of OID investments as of June 30, 2015 and September 30, 2014, totaled $0.8 million and $0.6 million, respectively. As of June 30, 2015 and September 30, 2014, we had four and three investments, respectively, with a PIK interest component. We recorded PIK income of $0.3 and $0.5 million for the three and nine months ended June 30, 2015, respectively, as compared to $80 and $0.3 million for the three and nine months ended June 30, 2014, respectively. We collected $0 PIK interest in cash during the nine months ended June 30, 2015 and 2014, respectively.

Other Income Recognition

We generally record success fees upon our receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded an aggregate of $1.7 million in success fees during the nine months ended June 30, 2015, which resulted from $0.6 million related to the early payoff of North American Aircraft Services, LLC (“NAAS”) at a realized gain, $0.3 million prepayment of success fees by Francis Drilling Fluids, LLC (“FDF”), $0.5 million prepayment of success fees by Defiance Integrated Technologies, Inc. (“Defiance”), $0.1 million prepayment of success fees by Southern Petroleum Laboratories, Inc. (“SPL”) and $0.2 million of success fees related to our sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We recorded an aggregate of $1.6 million in success fees during the nine months ended June 30, 2014, which resulted from $0.5 million related to the early payoff of Thibaut Acquisition Co. at par, $0.5 million prepayment by FDF and $0.6 million received as a result of our sale of substantially all of the assets in Lindmark in September 2013.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the nine months ended June 30, 2015, we recorded an aggregate of $0.6 million of dividend income, which resulted from $0.1 million from our preferred equity investment in FDF, $0.2 from our preferred equity investment in Funko, LLC (“Funko”) and $0.3 million from our preferred equity investment in SPL. During the nine months ended June 30, 2014, we recorded an aggregate of $1.0 million of dividend income, net of estimated income taxes payable, which resulted from $0.2 million on our preferred equity investment in FDF, $0.7 million on our investment in FedCap Partners, LLC and $0.1 million on our preferred equity investment in Funko.

Success fees and dividend income are both recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or its Equivalent)” (“ASU 2015-07”), which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measures at net asset value per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. We are currently assessing the impact of ASU 2015-07 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-07 is required to be adopted retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. We are currently assessing the impact of ASU 2015-03 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether a) limited partnerships and similar entities should be consolidated, b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We are currently assessing the impact of ASU 2015-02 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued ASU 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-09 is effective for annual reporting periods that begin after December 15, 2017 and interim periods within those years, with early adoption not permitted.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of June 30, 2015 and September 30, 2014, all of our investments were valued using Level 3 inputs and during the nine months ended June 30, 2015 and 2014, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents our investments carried at fair value as of June 30, 2015 and September 30, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2015	September 30, 2014
Non-Control/Non-Affiliate Investments
Secured first lien debt	$124,798	$78,031
Secured second lien debt	102,167	106,869
Preferred equity	26,201	10,593
Common equity/equivalents	2,878	3,433

Total Non-Control/Non-Affiliate Investments	$256,044	$198,926

Affiliate Investments
Secured first lien debt	$50,324	$43,915
Secured second lien debt	11,970	6,593
Preferred equity	1,445	3,091
Common equity/equivalents	4,696	3,407

Total Affiliate Investments	$68,435	$57,006

Control Investments
Secured first lien debt	$10,182	$7,804
Secured second lien debt	6,449	11,089
Preferred equity	—	—
Common equity/equivalents	6,106	6,461

Total Control Investments	$22,737	$25,354

Total Investments at Fair Value	$347,216	$281,286

In accordance with the FASB’s ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2015 and September 30, 2014. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements

					Range / Weighted Average as of
	June 30, 2015	September 30, 2014	Valuation Technique/ Methodology	Unobservable Input	June 30, 2015	September 30, 2014
Secured first lien debt	$134,533	$68,252	Yield Analysis	Discount Rate	2.8% - 30.0% / 12.7%	8.4% - 18.8% / 13.3%
	32,598	55,263	TEV	EBITDA multiple	6.5x – 6.5x /6.5x	4.0x - 7.6x / 6.2x
				EBITDA	$1,255 - $1,255 / $1,255	$247 - $3,700 / $1,906
				Revenue multiple	0.3x – 1.0x / 0.8x	0.6x – 0.8x / 0.7x
				Revenue	$7,977 - $11,391 /$10,344	$2,416 - $5,327 / $4,151
	18,173	6,235	Market Quotes	IBP	83.0% - 95.0% /89.6%	85.0% - 85.0% / 85.0%
Secured second lien debt(A)	74,391	65,628	Yield Analysis	Discount Rate	11.0% - 13.3% /12.5%	11.3% - 13.8% / 12.5%
	37,997	45,080	Market Quotes	IBP	81.0% - 101.1% / 96.6%	94.9% - 101.3% / 99.8%
	8,198	13,843	TEV	EBITDA multiple	4.4x – 7.5x /5.3x	4.3x – 7.1x / 6.1x
				EBITDA	$4,062 - $40,167 / $14,658	$3,520 - $6,219 / $3,901
Preferred and common equity / equivalents(B)	39,269	24,711	TEV	EBITDA multiple	3.7x – 7.6x / 6.4x	4.3x – 7.6x / 6.1x
				EBITDA	$1,255 - $40,167 / $9,771	$998 - $15,685 / $4,135
	2,057	2,274	Investments in Funds

Total Investments, at Fair Value	$347,216	$281,286

(A)	June 30, 2015 includes one syndicated investment which was valued at the subsequent payoff amount of $7.2 million. September 30, 2014 includes one new proprietary debt investment for $8.0 million and two follow-on debt investments for a combined $7.6 million, which were all valued at cost. September 30, 2014 includes one proprietary investment, which was valued at the subsequent payoff amount totaling $2.8 million.
(C)	September 30, 2014 includes one new proprietary equity investment for $0.8 million, which was valued at cost, and one proprietary equity investment, which was valued at payoff amount totaling $1.9 million.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase or decrease in market yields, discount rates or leverage, or a decrease or increase in EBITDA or EBITDA multiples (or revenue or revenue multiples), may result in a corresponding decrease or increase, in the fair value of certain of our investments.

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2015 and 2014 for all investments for which we determine fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2015:
	Secured First	Secured Second	Preferred	Common Equity/
Three Months Ended June 30, 2015	Lien Debt	Lien Debt	Equity	Equivalents	Total
Fair Value as of March 31, 2015	$194,644	$128,777	$25,402	$14,817	$363,640
Total gains (losses):
Net realized (loss) gain(A)	(1,334)	191	—	—	(1,143)
Net unrealized (depreciation) appreciation(B)	(4,700)	3,172	2,123	(3,898)	(3,303)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,294	(138)	—	—	2,156
New investments, repayments and settlements:(C)
Issuances/originations	1,045	289	200	125	1,659
Settlements/repayments	(1,953)	(2,933)	(79)	—	(4,965)
Net proceeds from sales	(4,692)	(6,136)	—	—	(10,828)
Transfers	—	(2,636)	—	2,636	—

Fair Value as of June 30, 2015	$185,304	$120,586	$27,646	$13,680	$347,216

	Secured First	Secured Second	Preferred	Common Equity/
Nine Months Ended June 30, 2015	Lien Debt	Lien Debt	Equity	Equivalents	Total
Fair Value as of September 30, 2014	$129,750	$124,551	$13,684	$13,301	$281,286
Total gains (losses):
Net realized (loss) gain(A)	(1,334)	(11,955)	(2,175)	1,440	(14,024)
Net unrealized (depreciation) appreciation(B)	(8,321)	(2,804)	12,131	(2,362)	(1,356)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,294	12,489	2,175	(1,440)	15,518
New investments, repayments and settlements:(C)
Issuances/originations	71,078	18,789	2,244	2,117	94,228
Settlements/repayments	(3,471)	(5,577)	(413)	(434)	(9,895)
Net proceeds from sales	(4,692)	(12,271)	—	(1,578)	(18,541)
Transfer	—	(2,636)	—	2,636	—

Fair Value as of June 30, 2015	$185,304	$120,586	$27,646	$13,680	$347,216

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2014:
	Secured First	Secured Second	Preferred	Common Equity/
Three Months Ended June 30, 2014	Lien Debt	Lien Debt	Equity	Equivalents	Total
Fair Value as of March 31, 2014	$148,098	$126,064	$10,182	$8,976	$293,320
Total gains (losses):
Net realized gain(A)	52	2	—	—	54
Net unrealized (depreciation) appreciation(B)	(20,413)	(3,973)	(662)	2,359	(22,689)
Reversal of prior period net appreciation on realization(B)	(150)	(10)	—	—	(160)
New investments, repayments and settlements:(C)
Issuances/originations	440	2,000	1,000	—	3,440
Settlements/repayments	(5,536)	(3,170)	—	(176)	(8,882)

Fair Value as of June 30, 2014	$122,491	$120,913	$10,520	$11,159	$265,083

	Secured First	Secured Second	Preferred	Common Equity/
Nine Months Ended June 30, 2014	Lien Debt	Lien Debt	Equity	Equivalents	Total
Fair Value as of September 30, 2013	$122,949	$122,421	$5,066	$6,442	$256,878
Total gains (losses):
Net realized (loss) gain(A)	(13,445)	87	—	69	(13,289)
Net unrealized (depreciation) appreciation(B)	(13,358)	(12,999)	(4,128)	3,850	(26,635)
Reversal of prior period net depreciation (appreciation) on realization(B)	17,018	(225)	—	(70)	16,723
New investments, repayments and settlements:(C)
Issuances/originations	32,412	40,000	9,689	1,268	83,369
Settlements/repayments	(18,385)	(28,371)	(107)	(400)	(47,263)
Net proceeds from sales	(4,700)	—	—	—	(4,700)

Fair Value as of June 30, 2014	$122,491	$120,913	$10,520	$11,159	$265,083

(A)	Included in net realized gain (loss) on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activities

Proprietary Investments

As of June 30, 2015 and September 30, 2014, we held 30 and 29 proprietary investments with an aggregate fair value of $285.2 million and $221.8 million, or 82.1% and 78.9% of the total aggregate portfolio at fair value, respectively. During the nine months ended June 30, 2015, we invested in four new proprietary investments totaling $52.8 million; sold two proprietary investments for combined net proceeds of $10.8 million, resulting in a combined realized loss of $15.8 million; and had one proprietary investment pay off early generating net proceeds of $2.5 million and a realized gain of $1.6 million, for which we received success fees of $0.6 million. Additionally, during the nine months ended June 30, 2015, we funded a combined $24.4 million to existing proprietary portfolio companies through revolver draws and follow on investments, while scheduled and unscheduled principal repayments totaled $4.2 million from existing proprietary portfolio companies (exclusive of the aforementioned combined $13.3 million in net proceeds). The following significant proprietary investment transactions occurred during the nine months ended June 30, 2015:

•	B+T Holdings Inc. – In December 2014, we invested $8.1 million, along with an unfunded line of credit of $0.3 million, in B+T Holdings Inc. (“B+T”), through a combination of secured first lien debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. This was a co-investment with one of our affiliated funds, Gladstone Investment Corporation (“Gladstone Investment”). Gladstone Investment invested an additional $19.6 million under the same terms as us.

•	Midwest Metal Distribution, Inc. – In December 2014, we sold our investment in Midwest Metal Distribution, Inc. (“Midwest Metal”) for net proceeds of $6.1 million, which resulted in a realized loss of $14.5 million recorded in the nine months ended June 30, 2015. Midwest Metal had been on non-accrual status at the time of the sale.

•	LWO Acquisitions Company, LLC, – In December 2014, we invested $13.5 million, along with an unfunded line of credit of $1.5 million, in LWO Acquisitions Company, LLC, (“LWO Acquisitions”) through a combination of secured first lien debt and equity. LWO Acquisitions, headquartered in Dallas, Texas, is a premier electronic manufacturing services company focused on the design and production of specialized printed circuit board assemblies and related services.

•	Vision Government Solutions, Inc. – In December 2014, we invested $10.0 million, along with an unfunded line of credit of $1.0 million, in Vision Government Solutions, Inc. (“Vision”) through secured first lien debt. Vision, headquartered in Northboro, Massachusetts, is a leading provider of land parcel management software technology and appraisal services to local government organizations, enabling efficient assessment, billing, collections, mapping, and permitting.

•	United Flexible, Inc. – In February 2015, we invested $21.2 million, along with an unfunded line of credit of $4.0 million, in United Flexible, Inc. (formerly known as Precision Metal Hose, Inc.) (“United Flexible”) through a combination of secured first lien debt and equity. United Flexible, headquartered in Romeoville, IL, is a global leader in the design, development, manufacture and support of performance critical flexible engineered solutions for the transfer of fluids and gasses in extreme environments.

•	Sunburst Media – Louisiana, LLC – In June 2015, we exited our investment in Sunburst Media – Louisiana, LLC (“Sunburst”) for net proceeds of $4.7 million, which resulted in a realized loss of $1.3 million recorded in the quarter ended June 30, 2015.

Syndicated Investments

We held a total of 16 syndicated investments with an aggregate fair value of $62.1 million or 17.9% of our total investment portfolio at fair value, as of June 30, 2015, as compared to 16 syndicated investments with an aggregate fair value of $59.5 million, or 21.1% of our total investment portfolio at fair value, as of September 30, 2014. During the nine months ended June 30, 2015, we invested in three new syndicated investments for a combined $12.5 million and also invested an additional $4.0 million in an existing syndicated portfolio company. Additionally during the nine months ended June 30, 2015, we sold three syndicated investments for combined net proceeds of $6.1 million, resulting in a combined realized gain of $0.2 million.

Investment Concentrations

As of June 30, 2015, our investment portfolio consisted of investments in 46 companies located in 20 states across 19 different industries, with an aggregate fair value of $347.2 million. The five largest investments at fair value as of June 30, 2015, totaled $118.9 million, or 34.2% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2014, which totaled $94.3 million, or 33.5% of our total investment portfolio. As of June 30, 2015, our average investment by obligor was $8.7 million at cost, compared to $7.8 million at cost as of September 30, 2014. The following table outlines our investments by security type as of June 30, 2015 and September 30, 2014:

	June 30, 2015				September 30, 2014
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Secured first lien debt	$243,669	60.8%	$185,304	53.4%	$182,086	52.1%	$129,750	46.1%
Secured second lien debt	124,068	30.9	120,586	34.7	137,719	39.5	124,551	44.3

Total Debt Investments	367,737	91.7	305,890	88.1	319,805	91.6	254,301	90.4
Preferred equity	21,591	5.4	27,646	8.0	21,936	6.2	13,684	4.9
Common equity/equivalents	11,725	2.9	13,680	3.9	7,544	2.2	13,301	4.7

Total Equity Investments	33,316	8.3	41,326	11.9	29,480	8.4	26,985	9.6

Total Investments	$401,053	100.0%	$347,216	100.0%	$349,285	100.0%	$281,286	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2015 and September 30, 2014:

	June 30, 2015		September 30, 2014
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/conglomerate manufacturing	$60,698	17.5%	$27,634	9.8%
Oil and gas	53,536	15.4	42,831	15.2
Personal and non-durable consumer products	47,791	13.8	30,157	10.7
Healthcare, education and childcare	36,030	10.4	47,538	16.9
Printing and publishing	24,265	7.0	23,999	8.5
Electronics	18,821	5.4	24,811	8.8
Automobile	18,052	5.2	19,489	6.9
Other, < 2.0% (A)	14,938	4.3	6,279	2.2
Diversified/conglomerate services	14,242	4.1	—	—
Diversified natural resources, precious metals and minerals	13,916	4.0	7,176	2.6
Cargo transportation	13,293	3.8	12,838	4.6
Finance	8,546	2.5	4,205	1.5
Textiles and leather	7,431	2.1	8,171	2.9
Beverage, food and tobacco	6,990	2.0	6,235	2.2
Broadcast and entertainment	4,996	1.4	6,386	2.3
Buildings and real estate	2,025	0.6	6,617	2.4
Aerospace and defense	1,646	0.5	6,920	2.5

Total Investments	$347,216	100.0%	$281,286	100.0%

(A)	No industry within this category exceeds 2.0% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2015 and September 30, 2014:

	June 30, 2015		September 30, 2014
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$125,515	36.1%	$107,387	38.2%
South	115,253	33.2	92,355	32.8
West	95,034	27.4	80,744	28.7
Northeast	11,414	3.3	800	0.3

Total Investments	$347,216	100.0%	$281,286	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2015:

For the Fiscal Years Ending September 30:		Amount
For the remaining three months ending September 30:	2015	$22,478
	2016	110,493
	2017	10,271
	2018	32,989
	2019	62,740
	Thereafter	129,793

	Total contractual repayments	$368,764
	Equity investments	33,316
	Adjustments to cost basis on debt investments	(1,027)

	Total Cost Basis of Investments Held at June 30, 2015:	$401,053

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we have incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2015 and September 30, 2014, we had gross receivables from portfolio companies totaling $0.7 million and $0.4 million, respectively. The allowance for uncollectible receivables from portfolio companies totaled $0.2 million and $0.1 million as of June 30, 2015 and September 30, 2014, respectively, which is reflected in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In addition, as of June 30, 2015 and September 30, 2014, we recorded an allowance for uncollectible interest receivables totaling $1.4 million and $0.4 million, respectively, which is reflected in interest receivable on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain allowances for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement and of a loan servicing fee, for the Adviser’s role as servicer pursuant to our revolving line of credit, each as described below. The Adviser is controlled by our chairman and chief executive officer. On July 14, 2015, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2016.

The following table summarizes the base management, loan servicing, and incentive fees and associated voluntary and irrevocable fee credits for the three and nine months ended June 30, 2015 and 2014, reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Average total assets subject to base management fee(A)	$371,800	$292,200	$350,450	$294,700
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	$1,859	$1,461	$5,257	$4,421
Portfolio company fee credit(C)	(73)	(38)	(840)	(669)
Senior syndicated loan fee credit(D)	(41)	(29)	(120)	(88)

Net Base Management Fee	$1,745	$1,394	$4,297	$3,664

Loan servicing fee(B)	1,015	917	2,802	2,628
Credits to base management fee—loan servicing fee(B)	(1,015)	(917)	(2,802)	(2,628)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,021	1,266	2,866	3,361
Incentive fee credit(E)	(754)	—	(754)	(515)

Net Incentive Fee	$267	$1,266	$2,112	$2,846

Portfolio company fee credit(C)	(73)	(38)	(840)	(669)
Senior syndicated loan fee credit(D)	(41)	(29)	(120)	(88)
Incentive fee credit(E)	(754)	—	(754)	(515)

Credit to Fees From Adviser—other(B)	$(868)	$(67)	$(1,714)	$(1,272)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarter within the respective period and adjusted appropriately for any share issuances or repurchases during the period.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.
(C)	As a BDC, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. At the end of each quarter, the Adviser voluntarily, irrevocably and unconditionally credits 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.
(D)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% for the quarter, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three and nine months ended June 30, 2015 and 2014.
(E)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the three and nine months ended June 30, 2015 and for the nine months ended June 30, 2014.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. The base management fee is then adjusted by certain voluntary, irrevocable and unconditional credits from the Adviser as explained in the notes to the table above.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through June 30, 2015, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through June 30, 2015.

Loan Servicing Fee

The Adviser also services the loans held by Business Loan (the borrower under our line of credit), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the aggregate outstanding balance of loans pledged under our line of credit. Since Business Loan is a consolidated subsidiary of ours, and the total base management fee paid to the Adviser pursuant to the Advisory Agreement, cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, irrevocably and unconditionally credited back to us by the Adviser.

Administration Agreement

The Administration Agreement provides for payments equal to our portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president) and their respective staffs. Prior to July 1, 2014, our portion of the expenses were generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 14, 2015, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2016.

Related Party Fees Due

Fees due to related parties as of June 30, 2015 and September 30, 2014 on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2015	September 30, 2014
Net base management fee due to Adviser	$951	$604
Net incentive fee due to Adviser	267	271

Total fees due to Adviser, net of credits	1,218	875

Fee due to Administrator	235	218

Total Related Party Fees Due	$1,453	$1,093

Other operating expenses due to the Adviser as of June 30, 2015 and September 30, 2014, totaled $13 and $20, respectively. In addition, other net co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $0.1 million and $41 as of June 30, 2015 and September 30, 2014, respectively. These expenses were paid in full in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2015 and September 30, 2014, respectively.

Note Receivable from Former Employee

During the nine months ended June 30, 2015, our employee note receivable was repaid in full and all shares of common stock that were held as collateral were released. During the nine months ended June 30, 2015, we received $0.1 million in principal repayments from the former employee, who paid off the note in full. We did not receive any principal repayments during the nine months ended June 30, 2014. We recognized interest income from the employee note of $1 and $4 for the three and nine months ended June 30, 2015, respectively and $3 and $11 for the three and nine months ended June 30, 2014, respectively.

NOTE 5. BORROWINGS

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Facility (the “Credit Facility”), which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended certain other terms and conditions. Our Credit Facility was arranged by KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

On June 19, 2015, we through Business Loan, entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity under our Credit Facility by $30.0 million to $170.0 million. We incurred fees of approximately $0.6 million in connection with this expansion, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of June 30, 2015 and September 30, 2014 and during the three and nine months ended June 30, 2015 and 2014:

	June 30, 2015	September 30, 2014
Commitment amount	$170,000	$137,000
Borrowings outstanding	104,600	36,700
Availability	33,470	57,500

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Weighted average borrowings outstanding	$109,792	$49,389	$84,748	$43,086
Effective interest rate(A)	3.8%	5.7%	4.3%	6.2%
Commitment (unused) fees incurred	$42	$221	$314	$707

(A)	Excludes the impact of deferred financing fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits payments on distributions to our stockholders to our aggregate net investment income and capital gains for each of the twelve month periods ending September 30, 2015, 2016, 2017, and 2018. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015, which equates to $205.0 million as of June 30, 2015, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $259.4 million, asset coverage of 221.0% and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of June 30, 2015. As of June 30, 2015, we were in compliance with all of our Credit Facility covenants.

Pursuant to the terms of our Credit Facility, on July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2015 and September 30, 2014, the fair value of our interest rate cap agreement was $0.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2015, due to the recent amendment of our Credit Facility and comparable market factors, the fair value of our Credit Facility was determined to approximate cost. As of September 30, 2014, the discount rate used to determine the fair value of our Credit Facility was 4.0%. Generally, an increase or decrease in the discount rate used in the DCF calculation, may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of June 30, 2015 and September 30, 2014, our Credit Facility was valued using Level 3 inputs and any changes in its fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2015 and September 30, 2014, on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2015 and 2014:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2015	September 30, 2014
Credit Facility	$104,600	$38,013

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Three Months Ended June 30,
	2015	2014
Fair value as of March 31, 2015 and 2014, respectively	$114,793	$60,514
Borrowings	15,500	13,800
Repayments	(25,000)	(38,900)
Net unrealized (depreciation) appreciation(A)	(693)	1,146

Fair Value as of June 30, 2015 and 2014, respectively	$104,600	$36,560

	Nine Months Ended June 30,
	2015	2014
Fair value as of September 30, 2014 and 2013, respectively	$38,013	$47,102
Borrowings	109,000	91,000
Repayments	(41,100)	(102,800)
Net unrealized (depreciation) appreciation(A)	(1,313)	1,258

Fair Value as of June 30, 2015 and 2014, respectively	$104,600	$36,560

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014.

The fair value of the collateral under our Credit Facility was approximately $292.3 million and $222.0 million in aggregate as of June 30, 2015 and September 30, 2014, respectively.

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

We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market (“NASDAQ”). Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 200.0% and do not take steps to cure such asset coverage amount within a specified period of time. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at the Redemption Price in our sole discretion to have an asset coverage ratio of up to and including 240.0% and at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2015, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock.

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

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.1406250
	October 7, 2014	November 17, 2014	November 26, 2014	0.1406250
	October 7, 2014	December 19, 2014	December 31, 2014	0.1406250
	January 13, 2015	January 23, 2015	February 3, 2015	0.1406250
	January 13, 2015	February 18, 2015	February 27, 2015	0.1406250
	January 13, 2015	March 20, 2015	March 31, 2015	0.1406250
	April 14, 2015	April 24, 2015	May 5, 2015	0.1406250
	April 14, 2015	May 19, 2015	May 29, 2015	0.1406250
	April 14, 2015	June 19, 2015	June 30, 2015	0.1406250

		Nine Months Ended June 30, 2015:		$1.2656250

We paid the following monthly distributions on our Series 2016 Term Preferred Stock for the nine months ended June 30, 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.14843750
	October 8, 2013	November 14, 2013	November 29, 2013	0.14843750
	October 8, 2013	December 16, 2013	December 31, 2013	0.14843750
	January 7, 2014	January 22, 2014	January 31, 2014	0.14843750
	January 7, 2014	February 19, 2014	February 28, 2014	0.14843750
	January 7, 2014	March 17, 2014	June 30, 2014	0.14843750
	April 8, 2014	April 21, 2014	April 30, 2014	0.14843750
	April 8, 2014	May 20, 2014	May 23, 2014(A)	0.14843750

		Nine Months Ended June 30, 2014:		$1.18750000

(A)	We redeemed all of the outstanding shares of our Series 2016 Term Preferred Stock on May 23, 2014 and at that time, we paid the May dividends in full for record holders as of May 20, 2014.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our term preferred stock at cost as of June 30, 2015 and September 30, 2014. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of June 30, 2015 and September 30, 2014, was approximately $61.0 million and $63.0 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder distributions declared and paid on our Series 2016 Term Preferred Stock for the nine months ended June 30, 2014, were approximately $1.8 million. Aggregate preferred stockholder distributions declared and paid on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2015 and 2014, were approximately $3.1 million and $0.5 million, respectively. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

As of June 30, 2015, we had the ability to issue up to $237.8 million in securities under our Registration Statement. We sold approximately 2.4 million shares, or $61.0 million in gross proceeds, of Series 2021 Term Preferred Stock under our Registration Statement in May 2014 and an aggregate of 131,462 shares, or $1.2 million in gross proceeds, of common stock under the Sales Agreements during the nine months ended June 30, 2015. No other securities had been sold under our Registration Statement as of June 30, 2015.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator for net increase (decrease) in net assets resulting from operations per weighted average common share	$3,307	$(20,175)	$13,180	$(11,771)
Denominator for net increase (decrease) in net assets resulting from operations per weighted average common share	21,123,202	21,000,160	21,045,014	21,000,160

Net increase (decrease) in net assets resulting from operations per weighted average common share	$0.16	$(0.96)	$0.63	$(0.56)

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

We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.07
	October 7, 2014	November 17, 2014	November 26, 2014	0.07
	October 7, 2014	December 19, 2014	December 31, 2014	0.07
	January 13, 2015	January 23, 2015	February 3, 2015	0.07
	January 13, 2015	February 18, 2015	February 27, 2015	0.07
	January 13, 2015	March 20, 2015	March 31, 2015	0.07
	April 14, 2015	April 24, 2015	May 5, 2015	0.07
	April 14, 2015	May 19, 2015	May 29, 2015	0.07
	April 14, 2015	June 19, 2015	June 30, 2015	0.07

Nine Months Ended June 30, 2015:				$0.63

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.07
	October 8, 2013	November 14, 2013	November 29, 2013	0.07
	October 8, 2013	December 16, 2013	December 31, 2013	0.07
	January 7, 2014	January 22, 2014	January 31, 2014	0.07
	January 7, 2014	February 19, 2014	February 28, 2014	0.07
	January 7, 2014	March 17, 2014	June 30, 2014	0.07
	April 8, 2014	April 21, 2014	April 30, 2014	0.07
	April 8, 2014	May 20, 2014	May 30, 2014	0.07
	April 8, 2014	June 19, 2014	June 30, 2014	0.07

Nine Months Ended June 30, 2014:				$0.63

Aggregate distributions declared and paid to our common stockholders for the nine months ended June 30, 2015 and 2014, were each approximately $13.3 million and $13.2 million, respectively, and were declared based on estimates of net investment income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. If we characterized our common stockholder distributions for the nine months ended June 30, 2015, 100.0% would be a return of capital, primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes. For the fiscal year ended September 30, 2014, common stockholder distributions declared and paid exceeded our accumulated earnings and profits (after taking into account term preferred stock dividends), resulting in a partial return of capital of approximately $15.2 million. The return of capital for the nine months ended June 30, 2015 and the year ended September 30, 2014, primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

For the nine months ended June 30, 2015 and the year ended September 30, 2014, we recorded the following adjustments for book-tax differences to reflect tax character.

	Nine Months Ended June 30, 2015	Year Ended September 30, 2014
Overdistributed net investment income	$(1,945)	$(2,556)
Accumulated net realized losses	16,113	18,144
Capital in excess of par value	(14,168)	(15,588)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of June 30, 2015, we have not established reserves for such loss contingencies. Additionally, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

When investing in certain private equity funds, we may have uncalled capital commitments, depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of June 30, 2015 and September 30, 2014, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes the amounts of our unused line of credit and uncalled capital commitments as of June 30, 2015 and September 30, 2014, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	June 30, 2015	September 30, 2014
Unused line of credit commitments	$13,620	$5,905
Uncalled capital commitment	2,362	2,827

Total	$15,982	$8,732

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Per Common Share Data(A):
Net asset value at beginning of period(A)	$9.55	$9.79	$9.51	$9.81

Net investment income(B)	0.23	0.24	0.58	0.66
Net realized loss on investments and escrows(B)	(0.05)	—	(0.69)	(0.63)
Realized loss on extinguishment of debt(B)	—	(0.06)	—	(0.06)
Net unrealized (depreciation) appreciation of investments(B)	(0.06)	(1.09)	0.67	(0.47)
Net unrealized depreciation (appreciation) of other(B)	0.04	(0.05)	0.07	(0.06)
Distributions to common stockholders(A)(C)	(0.21)	(0.21)	(0.63)	(0.63)
Issuance of common stock(B)	0.03	—	0.06	—
Offering costs for issuance of common stock(B)	—	—	(0.01)	—
Dilutive effect of common stock issuance(B)	(0.03)	—	(0.06)	—
Other, net(D)	(0.01)	—	(0.01)	—

Net asset value at end of period(A)	$9.49	$8.62	$9.49	$8.62

Market value at beginning of period	$8.27	$10.08	$8.77	$8.73
Market value at end of period	7.90	10.06	7.90	10.06
Total return(E)	(8.01)%	1.94%	(5.40)%	22.91%
Common shares outstanding at end of period	21,131,622	21,000,160	21,131,622	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of period	$200,643	$180,991	$200,643	$180,991
Average net assets(F)	201,891	197,391	199,206	205,425
Senior Securities Data:
Borrowings under Credit Facility, at cost	104,600	35,100	104,600	35,100
Mandatorily redeemable preferred stock	61,000	61,000	61,000	61,000
Asset coverage ratio(G)	221%	290%	221%	290%
Asset coverage per unit(H)	$2,210	$2,896	$2,210	$2,896
Ratios/Supplemental Data:
Ratio of operating expenses to average net assets-annualized(I)	9.25%	8.39%	9.04%	8.18%
Ratio of net operating expenses to average net assets-annualized(J)	5.51	6.40	6.01	5.65
Ratio of net expenses to average net assets-annualized(K)	10.10	10.37	10.49	9.05
Ratio of net investment income to average net assets-annualized	9.58	10.26	8.18	9.06

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from income amounts determined under GAAP.
(D)	Represents the impact of the different share amounts (weighted average shares outstanding during the period and shares outstanding at the end of the period) in the per share data calculations and rounding impacts.
(E)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.
(F)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Ratio of operating expenses to average net assets is computed using total expenses, excluding interest expense on borrowings, dividend expense on mandatorily redeemable preferred stock and amortization of deferred financing fees. If these expenses were not excluded the ratios for the three and nine months ended June 30, 2015 and 2014 would have been 13.83% and 13.51% and 12.37% and 11.58%, respectively.
(J)	Ratio of net operating expenses to average net assets is computed using total expenses, net of credits from the Adviser, and excluding interest expense on borrowings, dividend expense on mandatorily redeemable preferred stock and amortization of deferred financing fees.
(K)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries, specifically Defiance, Midwest Metal, RBC Acquisition Corp., and GFRC Holdings, LLC, as of June 30, 2015 and September 30, 2014 and for the nine months ended June 30, 2015 and 2014, that met at least one of the significance conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Regulation S-X, summarized, comparative financial information, in aggregate, is presented below for the nine months ended June 30, 2015 and 2014 for our significant unconsolidated subsidiaries.

	Nine Months Ended June 30,
Income Statement	2015(A)	2014
Net sales	$114,557	$114,295
Gross profit	13,417	16,238
Net loss	(18,769)	(5,634)

(A)	We exited Midwest Metal in December 2014 and as such its financial results are included only through the date of exit.

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to June 30, 2015, we invested an aggregate $0.5 million in follow-on investments to existing portfolio companies. In addition, in July 2015, we invested $7.2 million in Mikawaya, Inc. (“Mikawaya”) through a combination of secured second lien debt and equity and $13.0 million in StrataTech Education Group (“StrataTech”) through secured first lien debt. Mikawaya, headquartered in Vernon, California, is a producer of Japanese pastries and specialty frozen desserts. StrataTech, headquartered in Phoenix, AZ, operates post-secondary skilled trade institutions through its subsidiaries.

We also received $8.5 million in aggregate scheduled and unscheduled principal repayments from existing portfolio companies, including $7.2 million from the sale of our investment in Ardent Medical Services, Inc.

Distributions to Stockholders

In July 2015, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
July 24, 2015	August 4, 2015	$0.07	$0.140625
August 20, 2015	August 31, 2015	0.07	0.140625
September 21, 2015	September 30, 2015	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

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

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $25 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2015, our investment portfolio was made up of approximately 91.7% debt investments and 8.3% equity investments, at cost.

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

Business

Portfolio Activity

During the nine months ended June 30, 2015, we invested an aggregate of $65.3 million in seven new proprietary and syndicate investments, resulting in a net expansion in our overall portfolio of one portfolio company, due to one portfolio company paying off early that resulted in a realized gain of $1.6 million, the sale of three syndicated investments for combined proceeds of $6.1 million, and the sale of two of our portfolio companies, one of which was on non-accrual at the time of sale, for net combined proceeds of $10.8 million. We will continue to focus on exiting challenged and non-strategic investments in our portfolio in an orderly manner over the next several quarters.

In July 2012, the SEC granted us an exemptive order that expanded our ability, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest has enhanced and will continue to enhance our ability to further our investment objectives and strategies. Pursuant to this exemptive order, we co-invested with Gladstone Investment in one new proprietary investment during the nine months ended June 30, 2015, as discussed under “—Investment Highlights.”

Capital Raising

Despite the challenges in the economy for the past several years, we have met our capital needs through enhancements to our revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of preferred stock. In May 2014, we issued approximately 2.4 million shares of our Series 2021 Term Preferred Stock (for gross proceeds of $61.0 million), which we used to redeem our previously issued 7.125% Series 2016 Term Preferred Stock (“Series 2016 Term Preferred Stock”) issued in November 2011 and also to repay outstanding borrowings on our Credit Facility. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our term preferred stock. Additionally, in May 2015, we amended and restated our Credit Facility, which included, among other amended terms, decreasing the interest rates on advances, extending the revolving period end date for three years, and expanding the scope of eligible collateral. In June 2015, we increased the total number of committed lenders in our Credit Facility by three and increased the capacity of the Credit Facility from $140.0 million to $170.0 million. Refer to “Recent Developments — Expansion of Revolving Credit Facility and —Amendment and Extension of Revolving Credit Facility” and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our revolving line of credit.

Although we were able to access the capital markets in May 2014 with our term preferred stock offering and in February through April 2015 with our at-the-market program (refer to “Recent Developments — At-the-Market Program” for further discussion of this program), we believe uncertain market conditions continue to affect the trading price of our capital stock and thus may challenge our ability to finance new investments through the issuance of equity. The current volatility in the credit market and the uncertainty surrounding the U.S. economy have led to significant stock market fluctuations over the last year, particularly with respect to the stock of financial services companies like ours. During times of increased price volatility, our common stock may be more likely to trade at a price below our net asset value (“NAV”) per share, which is not uncommon for BDCs.

On July 28, 2015, the closing market price of our common stock was $7.74, a 18.4% discount to our June 30, 2015, NAV per share of $9.49. When our stock trades below NAV per common share, as it has at times traded over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 12, 2015, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale.

The current uncertain and volatile economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth, which are affected by the decrease in the aggregate value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of June 30, 2015, we were in compliance with all of our Credit Facility’s covenants.

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

We expect that, given these regulatory and contractual constraints in combination with current market conditions, the debt and equity capital available to us may not be sufficient in the near term. However, we believe that the amendments to our Credit Facility to decrease the interest rate on advances and extend its revolving period end date until 2019, our expansion of our Credit Facility and our ability to co-invest with Gladstone Investment and certain other affiliated investment funds, has increased our ability to make investments in middle market businesses that we believe will help us achieve attractive long-term returns for our stockholders.

During the quarter ended June 30, 2015, while we did not close any new originations, we have focused on building our pipeline with deals that we believe are generally recession resistant, have steady cash flows, and have strong management teams which can ultimately provide appropriate returns, given the investment risks. As we have demonstrated this quarter and in the past few quarters, we continue to work through some of the older, more challenged investments in our portfolio to enhance overall returns to our stockholders.

Investment Highlights

During the nine months ended June 30, 2015, we invested an aggregate of $65.3 million in seven new portfolio companies and an aggregate of $28.4 million in existing portfolio companies. In addition, during the nine months ended June 30, 2015, we sold our investments in two portfolio companies for combined net proceeds of $10.8 million and we received scheduled and unscheduled principal repayments of approximately $10.1 million in aggregate from existing portfolio companies. Since our initial public offering in August 2001, we have made 391 different loans to, or investments in, 192 companies for a total of approximately $1.4 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the nine months ended June 30, 2015, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the nine months ended June 30, 2015, we invested an aggregate of $52.8 million in four new proprietary portfolio companies and an aggregate of $12.5 million in three new syndicated portfolio companies. Below are significant issuances and originations during the nine months ended June 30, 2015:

•	In December 2014, we invested $8.1 million, along with an unfunded line of credit of $0.3 million, in B+T Holdings Inc. (“B+T”), through a combination of secured first lien debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. This was a co-investment with Gladstone Investment, which invested an additional $19.6 million under the same terms as us.

•	In December 2014, we invested $13.5 million, along with an unfunded line of credit of $1.5 million, in LWO Acquisitions Company LLC, (“LWO Acquisitions”) through a combination of secured first lien debt and equity. LWO Acquisitions, headquartered in Dallas, Texas, is a premier electronic manufacturing services company focused on the design and production of specialized printed circuit board assemblies and related services.

•	In December 2014, we invested $10.0 million, along with unfunded line of credit of $1.0 million, in Vision Government Solutions, Inc. (“Vision”) through secured first lien debt. Vision, headquartered in Northboro, Massachusetts, is a leading provider of land parcel management software technology and appraisal services to local government organizations, enabling efficient assessment, billing, collections, mapping, and permitting.

•	In February 2015, we invested $21.2 million, along with an unfunded line of credit of $4.0 million, in United Flexible, Inc. (formerly known as Precision Metal Hose, Inc.) (“United Flexible”) through a combination of secured first lien debt and equity. United Flexible, headquartered in Romeoville, IL, is a global leader in the design, development, manufacture and support of performance critical flexible engineered solutions for the transfer of fluids and gasses in extreme environments.

Repayments and Sales:

During the nine months ended June 30, 2015, we received principal repayments totaling $10.1 million in the aggregate, consisting of $9.3 million of aggregated unscheduled principal and revolver repayments, as well as $0.8 million in aggregated contractual principal amortization. Below are the significant repayments and exits during the nine months ended June 30, 2015.

•	In October 2014, North American Aircraft Services, LLC (“NAAS”) paid off early resulting in a $1.6 million realized gain and success fees of $0.6 million recorded in the three months ended December 31, 2014. The resulting internal rate of return at payoff was 18.0%.

•	In December 2014, we sold our investment in Midwest Metal Distribution, Inc. (“Midwest Metal”) for net proceeds of $6.1 million, which resulted in a realized loss of $14.5 million recorded in the nine months ended June 30, 2015. Midwest Metal had been on non-accrual status at the time of the sale.

•	In June 2015, we exited our investment in Sunburst Media – Louisiana, LLC (“Sunburst”) for net proceeds of $4.7 million, which resulted in a realized loss of $1.3 million.

Refer to Note 13—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for portfolio activity occurring subsequent to June 30, 2015. Below are the significant originations and exits which occurred subsequent to June 30, 2015:

•	In July 2015, we invested $7.2 million in Mikawaya, Inc. (“Mikawaya”) through a combination of secured second lien debt and equity. Mikawaya, headquartered in Vernon, California, is a producer of Japanese pastries and specialty frozen desserts.

•	In July 2015, we invested $13.0 million in StrataTech Education Group (“StrataTech”) through a secured first lien debt. StrataTech, headquartered in Phoenix, AZ, operates post-secondary skilled trade institutions through its subsidiaries.

•	In July 2015, we received $7.2 million from the sale of our syndicated investment in Ardent Medical Services, Inc.

Recent Developments

Expansion of Revolving Credit Facility

On June 19, 2015, we through Gladstone Business Loan, LLC (“Business Loan”), a wholly owned subsidiary of ours, we entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity on our Credit Facility by $30.0 million to $170.0 million. Refer to “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our revolving line of credit.

Amendment and Extension of Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Agreement (our “Credit Facility”). The amendment included increasing the commitment amount from $137.0 million to $140.0 million, extending the revolving period end date by three years to January 19, 2019, decreasing the marginal interest rate added to 30-day London Interbank Offered Rate (“LIBOR”) from 3.75% to 3.25% per annum, setting the unused commitment fee at 0.50% on all undrawn amounts and expanding the scope of eligible collateral, among other amended terms and conditions. Our Credit Facility was arranged by KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through commitments of new or existing lenders. Refer to “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

At-the-Market Program

On February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the nine months ended June 30, 2015, we sold an aggregate of 131,462 shares of our common stock for gross proceeds of $1.2 million. No other shares of common stock have been sold under these Sales Agreements subsequent to June 30, 2015.

Executive Officers

On January 9, 2015, David Watson resigned as the Company’s treasurer. On January 13, 2015, our Board of Directors accepted Mr. Watson’s resignation and appointed Melissa Morrison, the Company’s then-current assistant treasurer, as the Company’s treasurer.

Registration Statement

On December 1, 2014, we filed Post-effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) and subsequently filed Post-effective Amendment No. 5 on January 29, 2015, which the SEC declared effective January 30, 2015. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2015, we had the ability to issue up to $237.8 million in securities under our Registration Statement through one or more transactions.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015, to the Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$9,107	$8,184	$923	11.3%
Other income	828	1,996	(1,168)	(58.5)

Total investment income	9,935	10,180	(245)	(2.4)

EXPENSES
Base management fee	1,859	1,461	398	27.2
Loan servicing fee	1,015	917	98	10.7
Incentive fee	1,021	1,266	(245)	(19.4)
Administration fee	235	219	16	7.3
Interest expense on borrowings	1,033	710	323	45.5
Dividend expense on mandatorily redeemable preferred stock	1,029	937	92	9.8
Amortization of deferred financing fees	253	314	(61)	(19.4)
Other expenses	537	277	260	93.9

Expenses before credits from Adviser	6,982	6,101	881	14.4
Credits to base management fee – loan servicing fee	(1,015)	(917)	(98)	(10.7)
Credits to fees from Adviser – other	(868)	(67)	(801)	NM

Total expenses, net of credits	5,099	5,117	(18)	(0.4)

NET INVESTMENT INCOME	4,836	5,063	(227)	(4.5)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on investments and escrows	(1,075)	54	(1,129)	NM
Realized loss on extinguishment of debt	—	(1,297)	1,297	100.0
Net unrealized depreciation of investments	(1,147)	(22,849)	21,702	95.0
Net unrealized depreciation (appreciation) of other	693	(1,146)	1,839	NM

Net loss from investments and other	(1,529)	(25,238)	23,709	93.9

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,307	$(20,175)	$23,482	NM %

NM = Not Meaningful

Investment Income

Interest income increased by 11.3% for the three months ended June 30, 2015, as compared to the prior year period. This increase was due primarily to the seven new investments that we funded during the nine months ended June 30, 2015. The interest income from these new investments was partially offset by allowances on certain interest receivables totaling $0.2 million, which reduced interest income during the three months ended June 30, 2015, and resulted in a lower weighted average yield on our portfolio. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2015, was $330.6 million, compared to $285.3 million for the prior year period, an increase of 16.2%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments which decreased to 11.1% for the three months ended June 30, 2015 compared to 11.5% for the three months ended June 30, 2014, inclusive of any allowances on interest receivables made during those periods.

As of June 30, 2015, four portfolio companies were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $49.2 million, or 13.4%, of the cost basis of all debt investments in our portfolio. Effective April 1, 2015, we placed Saunders & Associates (“Saunders”) on non-accrual status and effective January 1, 2015, we placed GFRC Holdings, LLC (“GFRC”) on non-accrual status. Effective January 1, 2015, portions of our investment in Sunshine Media Holdings (“Sunshine”) were placed on accrual status. As of June 30, 2014, three of our portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $52.1 million, or 16.2%, of the cost basis of all debt investments in our portfolio. Effective June 1, 2014, we placed Midwest Metal on non-accrual status, which was later exited in December 2014.

For the three months ended June 30, 2015, other income consisted primarily of $0.3 million in success fees prepaid by Defiance Integrated Technologies, Inc. (“Defiance”), $0.3 million in dividend income and prepaid success fees recorded as a receivable from Southern Petroleum Laboratories, Inc. (“SPL”) and $0.2 million in dividend income received from Funko, LLC (“Funko”). Other income for the three months ended June 30, 2014, consisted primarily of $0.7 million in dividend income received from FedCap Partners, LLC (“FedCap”), $0.5 million in success fees received from the early payoff at par of Thibaut Acquisition Co. (“Thibaut”), $0.4 million in legal settlement proceeds received related to an investment which was previously sold and $0.2 million in success fees received related to our sale of substantially all of the assets of Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2015		Three Months Ended June 30, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
Funko, LLC	$31,221	9.0%	$444	4.5%
RBC Acquisition Corp.	22,416	6.5	633	6.4
WadeCo Specialties, Inc.	22,173	6.4	527	5.3
Francis Drilling Fluids, Ltd.	21,708	6.2	617	6.2
United Flexible, Inc.(A)	21,335	6.1	487	4.9

Subtotal—five largest investments	118,853	34.2	2,708	27.3
Other portfolio companies	228,363	65.8	7,226	72.7
Other non-portfolio company revenue	—	—	1	—

Total Investment Portfolio	$347,216	100.0%	$9,935	100.0%

	As of June 30, 2014		Three Months Ended June 30, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
J.America, Inc.	$17,045	6.4%	$473	4.7%
Francis Drilling Fluids, Ltd.	15,677	5.9	459	4.5
AG Transportation Holdings, LLC	12,903	4.9	456	4.5
RBC Acquisition Corp.	12,496	4.7	808	7.9
Defiance Integrated Technologies, Inc.	12,133	4.6	184	1.8

Subtotal—five largest investments	70,254	26.5	2,380	23.4
Other portfolio companies	194,829	73.5	7,796	76.6
Other non-portfolio company revenue	—	—	4	—

Total Investment Portfolio	$265,083	100.0%	$10,180	100.0%

(A)	New investment during applicable period.

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, decreased slightly by 0.4% for the three months ended June 30, 2015, as compared to the prior year period. This decrease was primarily due to the decrease in the net incentive fee of $1.0 million, which was offset primarily by the increase in interest expense on borrowings of $0.3 million and the increase in the net base management fee of $0.4 million.

Interest expense increased by $0.3 million, or 45.5%, during the three months ended June 30, 2015, as compared to the prior year period, due primarily to an increase in the borrowings outstanding on our Credit Facility during the period. The weighted average balance outstanding on our Credit Facility during the three months ended June 30, 2015, was approximately $109.8 million, as compared to $49.4 million in the prior year period, an increase of 122.3%. This increase was partially offset by the decrease in advance rates on our borrowings effective May 1, 2015, per the recent amendment and restatement of our Credit Facility.

The increase of $0.4 million, or 25.2%, in the net base management fee earned by the Adviser during the three months ended June 30, 2015, as compared to the prior year period, was due primarily to an increase in the average total assets outstanding due to the net growth in our investment portfolio. During the three months ended June 30, 2015, our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit of $0.8 million from the Adviser to reduce the income-based incentive fee to the extent projected net investment income for the fiscal year ended September 30, 2015 did not cover 100.0% of the projected distributions to common stockholders for the fiscal year ended September 30, 2015. No such credit was granted for the three months ended June 30, 2014.

The base management, loan servicing and incentive fees, and associated unconditional, non-contractual, and irrevocable voluntary credits, are computed quarterly, as described under “Transactions with the Advisor” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2015	2014
Average total assets subject to base management fee	$371,800	$292,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee	$1,859	$1,461
Portfolio company fee credit	(73)	(38)
Senior syndicated loan fee credit	(41)	(29)

Net Base Management Fee	$1,745	$1,394

Loan servicing fee	1,015	917
Credits to base management fee—loan servicing fee	(1,015)	(917)

Net Loan Servicing Fee	$—	$—

Incentive fee	1,021	1,266
Incentive fee credit(A)	(754)	—

Net Incentive Fee	$267	$1,266

Portfolio company fee credit	(73)	(38)
Senior syndicated loan fee credit	(41)	(29)
Incentive fee credit	(754)	—

Credit to Fees From Adviser—other	$(868)	$(67)

(A)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the three months ended June 30, 2015. No such credit was granted for the three months ended June 30, 2014.

Net Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments and Escrows

For the three months ended June 30, 2015, we recorded a net realized loss on investments and escrows of $1.1 million, which resulted primarily from the exit of our investment in Sunburst during the three months June 30, 2015. For the three months ended June 30, 2014, there was minimal realized activity on investments and escrows.

Net Unrealized Appreciation (Depreciation) of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended June 30, 2015, we recorded net unrealized depreciation of investments in the aggregate amount of $1.1 million, which included reversals totaling $2.2 million of cumulative net unrealized depreciation, primarily related to the exit of Sunburst during the period. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the three months ended June 30, 2015, consisted of approximately $1.5 million of depreciation on our debt investments and approximately $1.8 million of depreciation on our equity investments.

The net realized losses and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2015, were as follows:

	Three Months Ended June 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$6,213	$—	$6,213
Sunburst Media – Louisiana, LLC	(1,333)	—	2,295	962
Francis Drilling Fluids, Ltd.	—	735	—	735
Ameriqual Group, LLC	—	727	—	727
Southern Petroleum Laboratories, Inc.	—	661	—	661
Precision Acquisition Group Holdings, Inc.	—	461	—	461
WadeCo Specialties, Inc.	—	458	—	458
Sunshine Media Holdings	—	332	—	332
LWO Acquisitions Company LLC	—	311	—	311
AG Transportation Holdings, LLC	—	301	—	301
Behrens Manufacturing, LLC	—	294	—	294
Vertellus Specialties, Inc.	—	254	—	254
PLATO Learning, Inc.	—	(301)	—	(301)
Leeds Novamark Capital I, L.P.	—	(309)	—	(309)
FedCap Partners, LLC	—	(350)	—	(350)
SourceHOV LLC	—	(407)	—	(407)
GFRC Holdings, LLC	—	(425)	—	(425)
Meridian Rack & Pinion, Inc.	—	(531)	—	(531)
Alloy Die Casting Co.	—	(583)	—	(583)
Saunders & Associates	—	(1,036)	—	(1,036)
Edge Adhesives Holdings, Inc.	—	(1,409)	—	(1,409)
Defiance Integrated Technologies, Inc.	—	(1,491)	—	(1,491)
B+T Group Acquisition Inc.	—	(1,992)	—	(1,992)
RBC Acquisition Corp.	—	(5,867)	—	(5,867)
Other, net (<$250)(A)	258	651	(139)	770

Total:	$(1,075)	$(3,303)	$2,156	$(2,222)

(A)	No portfolio company within this category exceeds $250 in absolute value for any column.

The largest driver of our net unrealized depreciation for the three months ended June 30, 2015, excluding reversals, was a decline in financial and operational performance on several portfolio companies, most notably RBC Acquisition Corp. (“RBC”) of $5.9 million, B+T Group Acquisition Inc. (“B+T”) of $2.0 million, and Defiance of $1.5 million. This depreciation was partially offset by the improvement in financial and operational performance and the increase in comparable multiples used in the valuation of Funko, LLC (“Funko”) of $6.2 million.

During the three months ended June 30, 2014, we recorded net unrealized depreciation of investments in the aggregate amount of $22.8 million, which included reversals totaling $0.1 million in cumulative unrealized net appreciation. Excluding reversals, we had $22.7 million in net unrealized depreciation for the three months ended June 30, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the three months ended June 30, 2014, consisted of approximately $24.4 million of depreciation on our debt investments and approximately $1.7 million of appreciation on our equity investments.

The net realized gains and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2014, were as follows:

	Three Months Ended June 30, 2014
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
Defiance Integrated Technologies, Inc.	$—	$2,381	$—	$2,381
WP Evenflo Group Holdings, Inc.	—	954	—	954
Francis Drilling Fluids, Ltd.	—	712	—	712
International Junior Golf Training Acquisition Company	—	554	—	554
Westland Technologies, Inc.	—	517	—	517
Edge Adhesives Holdings, Inc.	—	511	—	511
Funko, LLC	—	329	—	329
Lignetics, Inc.	—	299	—	299
Alloy Die Casting Co.	—	(459)	—	(459)
Saunders & Associates	—	(641)	—	(641)
Ameriqual Group, LLC	—	(815)	—	(815)
FedCap Partners, LLC	—	(933)	—	(933)
GFRC Holdings, LLC	—	(1,201)	—	(1,201)
Precision Acquisition Group Holdings, Inc.	—	(3,408)	—	(3,408)
Midwest Metal Distribution, Inc.	—	(3,491)	—	(3,491)
RBC Acquisition Corp.	—	(18,230)	—	(18,230)
Other, net (<$250)(A)	54	232	(160)	126

Total:	$54	$(22,689)	$(160)	$(22,795)

(A)	No portfolio company within this category exceeds $250 in absolute value for any column.

The largest driver of our net unrealized depreciation for the three months ended June 30, 2014, was a decline in financial and operating performance and, to a lesser extent, a decrease in comparable multiples used in valuing RBC of $18.2 million, Midwest Metal of $3.5 million and Precision Acquisition Group Holdings, Inc. (“Precision”) of $3.4 million. This unrealized depreciation for the three months ended June 30, 2014, was partially offset by unrealized appreciation due to an incremental improvement in the financial and operational performance and, to a lesser extent, an increase in comparable multiples used in valuing Defiance of $2.4 million.

Net Unrealized Depreciation (Appreciation) of Other

Net unrealized depreciation (appreciation) of other includes the net change in the fair value of our Credit Facility and our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended June 30, 2015 and 2014, we recorded net unrealized depreciation of other of $0.7 and net unrealized appreciation of other of $1.1 million, respectively.

Comparison of the Nine Months Ended June 30, 2015, to the Nine Months Ended June 30, 2014

	For the Nine Months Ended June 30,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$25,495	$24,546	$949	3.9%
Other income	2,389	3,357	(968)	(28.8)

Total investment income	27,884	27,903	(19)	(0.1)

EXPENSES
Base management fee	5,257	4,421	836	18.9
Loan servicing fee	2,802	2,628	174	6.6
Incentive fee	2,866	3,361	(495)	(14.7)
Administration fee	784	635	149	23.5
Interest expense on borrowings	2,735	1,994	741	37.2
Dividend expense on mandatorily redeemable preferred stock	3,087	2,309	778	33.7
Amortization of deferred financing fees	857	944	(87)	(9.2)
Other	1,792	1,553	239	15.4

Expenses before credits from Adviser	20,180	17,845	2,335	13.1
Credits to base management fee – loan servicing fee	(2,802)	(2,628)	(174)	(6.6)
Credits to fees from Adviser – other	(1,714)	(1,272)	(442)	(34.7)

Total expenses, net of credits	15,664	13,945	1,719	12.3

NET INVESTMENT INCOME	12,220	13,958	(1,738)	(12.5)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments and escrows	(14,515)	(13,259)	(1,256)	(9.5)
Realized loss on extinguishment of debt	—	(1,297)	1,297	100.0
Net unrealized appreciation (depreciation) of investments	14,162	(9,912)	24,074	NM
Net unrealized depreciation (appreciation) of other	1,313	(1,261)	2,574	NM

Net gain (loss) from investments and other	960	(25,729)	26,689	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,180	$(11,771)	$24,951	NM %

NM = Not Meaningful

Investment Income

Interest income increased by 3.9% for the nine months ended June 30, 2015, as compared to the prior year period. This increase was due primarily to the funding of several new investments during the period, partially offset by several early payoffs at par during the prior year and allowances on certain interest receivables totaling $1.1 million, which reduced interest income during the nine months ended June 30, 2015. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended June 30, 2015, was $315.8 million, compared to $282.7 million for the prior year period, an increase of 11.7%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and decreased to 10.8% for the nine months ended June 30, 2015 compared to 11.6% for the nine months ended June 30, 2014, inclusive of any allowances on interest receivables made during those periods.

As of June 30, 2015, four portfolio companies were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $49.2 million, or 13.4%, of the cost basis of all debt investments in our portfolio. Effective April 1, 2015, we placed Saunders on non-accrual status and effective January 1, 2015, we placed GFRC on non-accrual status and restored two tranches of Sunshine debt to accrual status. During the three months ended December 31, 2014, we sold our investment in Midwest Metal that had been on non-accrual status. As of June 30, 2014, three of our portfolio companies were on non-accrual, with an aggregate debt cost basis of approximately $52.1 million, or 16.2%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland Communications Group (“Heartland”) on non-accrual status and effective June 1, 2014 we placed Midwest Metal on non-accrual status. During the three months ended December 31, 2013, we sold our investment in LocalTel, LLC (“LocalTel”) that had been on non-accrual status.

For the nine months ended June 30, 2015, other income consisted primarily of $0.6 million in success fees related to the early payoff of NAAS at a realized gain, $0.5 million in success fees prepaid by Defiance, $0.3 million in success fees prepaid by FDF, $0.3 million in dividend income and prepaid success fees recorded as a receivable from SPL, $0.2 million in dividend income received from FDF and $0.2 million of success fees received related to our sale of substantially all of the assets in Lindmark in September 2013. For the nine months ended June 30, 2014, other income consisted primarily of $0.7 million in dividend income received from FedCap, $0.5 million in success fees received related to the early payoff of Thibaut at par, $0.4 million in legal settlement proceeds received related to a portfolio company previously sold, $0.5 million in prepaid success fees received from FDF, $0.1 million in prepayment fees received from POP Radio, LLC (“POP”), $0.3 million in dividend income and other fees received from FDF and $0.6 million in success fees received related to our sale of substantially all of the assets of Lindmark in September 2013.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2015		Nine Months Ended June 30, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
Funko, LLC	$31,221	9.0%	$914	3.3%
RBC Acquisition Corp.	22,416	6.5	1,543	5.5
WadeCo Specialties, Inc.	22,173	6.4	1,368	4.9
Francis Drilling Fluids, Ltd.	21,708	6.2	2,301	8.3
United Flexible, Inc.(A)	21,335	6.1	749	2.7

Subtotal—five largest investments	118,853	34.2	6,875	24.7
Other portfolio companies	228,363	65.8	21,005	75.3
Other non-portfolio company revenue	—	—	4	—

Total Investment Portfolio	$347,216	100.0%	$27,884	100.0%

	As of June 30, 2014		Nine Months Ended June 30, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
J.America, Inc.(A)	$17,045	6.4%	$966	3.5%
Francis Drilling Fluids, Ltd.	15,677	5.9	2,181	7.8
AG Transportation Holdings, LLC	12,903	4.9	1,367	4.9
RBC Acquisition Corp.	12,496	4.7	2,986	10.7
Defiance Integrated Technologies, Inc.	12,133	4.6	559	2.0

Subtotal—five largest investments	70,254	26.5	8,059	28.9
Other portfolio companies	194,829	73.5	19,832	71.1
Other non-portfolio company revenue	—	—	12	—

Total Investment Portfolio	$265,083	100.0%	$27,903	100.0%

(A)	New investment during applicable period.

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, increased for the nine months ended June 30, 2015, by 12.3%, as compared to the prior year period. This increase was primarily due to the increase in our net base management fees to the Advisor, interest expense on borrowings, and dividend expense on our mandatorily redeemable preferred stock, partially offset by the decrease in the net incentive fee to the Adviser during the nine months ended June 30, 2015.

Interest expense increased by $0.7 million, or 37.2%, during the nine months ended June 30, 2015, as compared to the prior year period, primarily due to increased borrowings outstanding on our Credit Facility during the period. The weighted average balance outstanding on our Credit Facility during the nine months ended June 30, 2015, was approximately $84.7 million, as compared to $43.1 million in the prior year period, an increase of 96.7%. This increase was slightly offset by the decrease in advance rates on our borrowings effective May 1, 2015, per the recent amendment and restatement of our Credit Facility.

The increase of $0.8 million, or 33.7%, in dividend expense on our mandatorily redeemable preferred stock during the nine months ended June 30, 2015, as compared to the prior year period, was primarily due to the higher monthly distribution amount on our Series 2021 Term Preferred Stock, which was issued in May 2014, and which was partially offset by the voluntary redemption of our Series 2016 Term Preferred Stock, which was issued in November 2011 and redeemed in May 2014. Refer to “Liquidity and Capital Resources – Equity – Term Preferred Stock” for further discussion of our term preferred stock.

The increase of $0.6 million, or 17.3%, in the net base management fee earned by the Adviser during the nine months ended June 30, 2015, as compared to the prior year period, was due primarily to an increase in the average total assets outstanding as a result of the net growth in our investment portfolio during the period. The base management, loan servicing and incentive fees and associated unconditional, non-contractual, and irrevocable voluntary credits are computed quarterly, as described under “Transactions with the Advisor” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2015	2014
Average total assets subject to base management fee	$350,450	$294,700
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee	$5,257	$4,421
Portfolio company fee credit	(840)	(669)
Senior syndicated loan fee credit	(120)	(88)

Net Base Management Fee	$4,297	$3,664

Loan servicing fee	2,802	2,628
Credits to base management fee—loan servicing fee	(2,802)	(2,628)

Net Loan Servicing Fee	$—	$—

Incentive fee	2,866	3,361
Incentive fee credit(A)	(754)	(515)

Net Incentive Fee	$2,112	$2,846

Portfolio company fee credit	(840)	(669)
Senior syndicated loan fee credit	(120)	(88)
Incentive fee credit	(754)	(515)

Credit to Fees From Adviser—other	$(1,714)	$(1,272)

(A)	Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the nine months ended June 30, 2015 and 2014.

Net Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments and Escrows

For the nine months ended June 30, 2015, we recorded a net realized loss on investments and escrows of $14.5 million, which resulted primarily from the sales of Midwest Metal and Sunburst for a combined realized loss of $15.8 million and net proceeds of $10.8 million in the aggregate. This realized loss was partially offset by the realized gain of $1.6 million we recognized on the early payoff of NAAS.

For the nine months ended June 30, 2014, we recorded a net realized loss on investments and escrows of $13.3 million, which consisted primarily of realized losses of $10.8 million due to our sale of LocalTel for proceeds contingent on an earn-out and $2.8 million due to our sale of BAS Broadcasting (“BAS”) for net proceeds of $4.7 million.

Net Unrealized Appreciation (Depreciation) of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the nine months ended June 30, 2015, we recorded net unrealized appreciation of investments of $14.2 million, which included reversals totaling $15.5 million in cumulative unrealized depreciation primarily related to the sales of Midwest Metal and Sunburst during the period. Excluding reversals, we have $1.3 million in net unrealized depreciation for the nine months ended June 30, 2015. Over our entire portfolio, the net unrealized appreciation for the nine months ended June 30, 2015, consisted of approximately $11.1 million of depreciation on our debt investments and approximately $9.8 of appreciation on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2015, were as follows:

	Nine Months Ended June 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$15,858	$—	$15,858
Precision Acquisition Group Holdings, Inc.	—	3,392	—	3,392
Sunburst Media – Louisiana, LLC	(1,333)	2,130	2,295	3,092
Ameriqual Group, LLC	—	708	—	708
Behrens Manufacturing, LLC	—	608	—	608
Midwest Metal Distribution, Inc.	(14,980)	—	15,578	598
Southern Petroleum Laboratories, Inc.	—	501	—	501
Sunshine Media Holdings	—	421	—	421
Ashland Acquisitions, LLC	—	405	—	405
AG Transportation Holdings, LLC	—	395	—	395
Westland Technologies, Inc.	—	385	—	385
Heartland Communications Group	—	347	—	347
Defiance Integrated Technologies, Inc.	—	(355)	—	(355)
SourceHOV LLC	—	(416)	—	(416)
FedCap Partners, LLC	—	(507)	—	(507)
North American Aircraft Services, LLC	1,578	—	(2,216)	(638)
WadeCo Specialties, Inc.	—	(649)	—	(649)
Targus Group International, Inc.	—	(702)	—	(702)
Meridian Rack & Pinion, Inc.	—	(759)	—	(759)
Francis Drilling Fluids, Ltd.	—	(795)	—	(795)
B+T Group Acquisition Inc.	—	(1,828)	—	(1,828)
Edge Adhesives Holdings, Inc.	—	(2,170)	—	(2,170)
Saunders & Associates	—	(3,255)	—	(3,255)
PLATO Learning, Inc.	—	(3,558)	—	(3,558)
GFRC Holdings, LLC	—	(5,308)	—	(5,308)
RBC Acquisition Corp.	—	(5,867)	—	(5,867)
Other, net (<$250)(A)	220	(337)	(139)	(256)

Total:	$(14,515)	$(1,356)	$15,518	$(353)

(A)	No portfolio company within this category exceeds $250 in absolute value for any column.

The largest driver of our net unrealized depreciation (excluding reversals) for the nine months ended June 30, 2015, was due to incremental declines in the financial and operational performance of RBC of $5.9 million, GFRC of $5.3 million, Plato Learning, Inc. (“Plato”) of $3.6 million and Saunders of $3.3 million. Partially offsetting this net unrealized depreciation for the nine months ended June 30, 2015, was the net unrealized appreciation of Funko of $15.9 million due to improvements in financial and operation performance and the increase in comparable multiples used in the valuation.

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the nine months ended June 30, 2014, we recorded net unrealized depreciation of investments in the aggregate amount of $9.9 million, which included reversals totaling $16.7 million in cumulative unrealized depreciation, primarily related to our sales of LocalTel and BAS. Excluding reversals, we had $26.6 million in net unrealized depreciation for the nine months ended June 30, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the nine months ended June 30, 2014, consisted of approximately $26.3 million of depreciation on our debt investments and approximately $0.3 million of depreciation on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2014, were as follows:

	Nine Months Ended June 30, 2014
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
BAS Broadcasting	$(2,765)	$187	$6,905	$4,327
Defiance Integrated Technologies, Inc.	—	3,639	—	3,639
Legend Communications of Wyoming, LLC	—	2,703	—	2,703
Sunshine Media Holdings	—	2,247	—	2,247
Francis Drilling Fluids, Ltd.	—	1,118	—	1,118
WP Evenflo Group Holdings, Inc.	—	1,105	—	1,105
Funko, LLC	—	1,047	—	1,047
Sunburst Media – Louisiana, LLC	—	974	—	974
GFRC Holdings, LLC	—	600	45	645
Edge Adhesives Holdings, Inc.	—	511	—	511
Westland Technologies, Inc.	—	328	—	328
North American Aircraft Services, LLC	—	326	—	326
Lignetics, Inc.	—	299	—	299
LocalTel, LLC	(10,774)	—	10,218	(556)
Targus Group International, Inc.	—	(640)	—	(640)
Ameriqual Group, LLC	—	(829)	—	(829)
FedCap Partners, LLC	—	(933)	—	(933)
Alloy Die Casting Co.	—	(1,364)	—	(1,364)
Precision Acquisition Group Holdings, Inc.	—	(3,831)	—	(3,831)
Midwest Metal Distribution, Inc.	—	(13,452)	—	(13,452)
RBC Acquisition Corp.	—	(21,117)	—	(21,117)
Other, net (<$250)(A)	280	447	(445)	282

Total:	$(13,259)	$(26,635)	$16,723	$(23,171)

(A)	No portfolio company within this category exceeds $250 in absolute value for any column.

The largest driver of our net unrealized depreciation (excluding reversals) for the nine months ended June 30, 2014, was a decrease in financial and operational performance and, to a lesser extent, a decrease in comparable multiples used in valuing RBC of $21.1 million and Midwest Metal of $13.5 million. This unrealized depreciation for the nine months ended June 30, 2014, was partially offset by unrealized appreciation on certain portfolio companies, due to incremental improvements in their financial and operational performance, and to a lesser extent, an increase in comparable multiples used in valuations, most notably that of Defiance of $3.6 million.

As of June 30, 2015, the fair value of our investment portfolio was less than its cost basis by approximately $53.8 million, and our entire investment portfolio was valued at 86.6% of cost, as compared to cumulative net unrealized depreciation of $68.0 million and a valuation of our entire portfolio at 80.5% of cost as of September 30, 2014. This represents net unrealized appreciation of our investments of $14.2 million for the nine months ended June 30, 2015. Eleven of the companies in our portfolio as of June 30, 2015 originated before December 31, 2008, represent 31.6% of the entire cost basis of our portfolio, were valued at 51.3% of cost and include all of our non-accrual investments. The remaining 35 companies in our portfolio as of June 30, 2015 originated after December 31, 2008, represent 68.4% of the entire cost basis of our portfolio and were valued at 102.8% of cost.

We believe that our aggregate investment portfolio was valued at a depreciated value as of June 30, 2015, primarily due to the lingering effects of the recession that began in 2008 and its effect on the performance of certain of our portfolio companies and also because we were invested in certain industries that were disproportionately impacted by the recession. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation (Appreciation) of Other

Net unrealized depreciation (appreciation) of other includes the net change in the fair value of our Credit Facility and our interest rate cap during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the nine months ended June 30, 2015 and 2014, we recorded net unrealized depreciation of other of $1.3 million and net unrealized appreciation of other of $1.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash used in operating activities during the nine months ended June 30, 2015, was $52.3 million, as compared to $0.8 million for the nine months ended June 30, 2014. The increase in cash used in operating activities was primarily due to an increase in investments to new portfolio companies, partially offset by a decrease in unscheduled principal repayments during the nine months ended June 30, 2015.

As of June 30, 2015, we had loans to, syndicated participations in, or equity investments in 46 private companies with an aggregate cost basis of approximately $401.1 million. As of June 30, 2014, we had loans to, syndicated participations in and/or equity investments in 49 private companies with an aggregate cost basis of approximately $350.4 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2015 and 2014, at fair value:

	Nine Months Ended June 30,
	2015	2014
Beginning investment portfolio, at fair value	$281,286	$256,878
New investments	65,348	72,981
Disbursements to existing portfolio companies	28,417	10,180
Scheduled principal repayments	(776)	(2,164)
Unscheduled principal repayments	(9,284)	(45,169)
Net proceeds from sales of investments	(18,541)	(4,700)
Net unrealized depreciation of investments	(1,356)	(26,635)

Reversal of prior period net unrealized depreciation on realization	15,518	16,723
Net realized loss on investments	(14,024)	(13,289)
Increase in investment balance due to PIK(A)	463	208
Cost adjustments on non-accrual loans	384	—
Net change in premiums, discounts and amortization	(219)	70

Investment Portfolio, at Fair Value	$347,216	$265,083

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2015:

For the Fiscal Years Ending September 30:		Amount
For the remaining three months ending September 30:	2015	$22,478
	2016	110,493
	2017	10,271
	2018	32,989
	2019	62,740
	Thereafter	129,793

	Total contractual repayments	$368,764
	Equity investments	33,316
	Adjustments to cost basis on debt investments	(1,027)

	Total Cost Basis of Investments Held at June 30, 2015:	$401,053

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2015, of $53.8 million consisted primarily of net proceeds from borrowings on our Credit Facility of $67.9 million, partially offset by $13.3 million of distributions to common stockholders. Net cash used in financing activities for the nine months ended June 30, 2014 of $5.3 million consisted primarily of net repayments on borrowings on our Credit Facility of $11.8 million and distributions to common stockholders of $13.2 million. These net uses were partially offset by the proceeds from the issuance of our Series 2021 Term Preferred Stock, net of the voluntary redemption of the then existing Series 2016 Term Preferred Stock.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions to stockholders that we can pay out to be no greater than our net investment income in each fiscal year. In accordance with these requirements, we declared and paid monthly cash distributions of $0.07 per common share for each of the nine months from October 2014 through June 2015, which totaled an aggregate of $13.3 million. In July 2015, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August and September 2015. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2015.

For the fiscal year ended September 30, 2014, which includes the nine months ended June 30, 2014, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for that fiscal year. For our fiscal year ended September 30, 2014, our common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our preferred stock dividends), resulted in a partial return of capital of approximately $15.2 million. The return of capital was primarily due to accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes. The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2015 will be determined at fiscal year-end based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. If we characterized our common stockholder distributions for the nine months ended June 30, 2015, 100.0% would be a return of capital, primarily due to GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Preferred Stock Distributions

Our Board of Directors also declared, and we paid, monthly cash distributions of $0.140625 per share of our Series 2021 Term Preferred Stock for each of the nine months from October 2014 through June 2015, which totaled an aggregate of $2.1 million. In July 2015, our Board of directors declared a monthly distribution of $0.140625 per share of Series 2021 Term Preferred stock for each of July, August and September 2015. In accordance with GAAP, we treat these monthly distributions to preferred stockholders as an expense. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent our current and accumulated earnings and profits have been characterized as ordinary income to our preferred stockholders.

Equity

Registration Statement

We filed Post-effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 1, 2014, and subsequently filed Post-effective Amendment No. 5 to our Registration Statement on January 29, 2015, which the SEC declared effective January 30, 2015. Our Registration Statement registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2015, we have the ability to issue up to $237.8 million in securities under our Registration Statement through one or more transactions. We sold approximately 2.4 million shares, or $61.0 million in gross proceeds, of our Series 2021 Term Preferred Stock under our Registration Statement in May 2014. In addition, we sold an aggregate of 131,462 shares, or $1.2 million in gross proceeds, of our common stock under the Sales Agreements (discussed in more detail below) during the nine months ended June 30, 2015. To date, no other securities have been sold under our Registration Statement.

Common Stock

We anticipate selling equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has from time to time over the last four years, the 1940 Act restricts our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our then current NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. As of July 28, 2015, our closing market price was $7.74 per common share, a 18.4% discount to our June 30, 2015 NAV per common share of $9.49. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or a rights offering to existing common stockholders.

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

On February 27, 2015, we entered into the Sales Agreements (commonly referred to as “at-the-market agreements”) under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the nine months ended June 2015, we sold an aggregate of 131,462 shares of our common stock for $1.0 million, net of underwriter’s commissions and other offering expenses borne by us, under the Sales Agreements.

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

We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock are traded under the ticker symbol of “GLADO” on the NASDAQ. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). Additionally, we may be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series 2021 Term Preferred Stock and (2) if we fail to maintain an asset coverage ratio of at least 200.0% and do not take steps to cure such asset coverage amount within a specified period of time. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price to have an asset coverage ratio of up to and including 240.0% and at any time on or after June 30, 2017. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the annual fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2015, we have not redeemed any of our outstanding Series 2021 Term Preferred Stock. Our Series 2021 Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks.

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

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Facility, which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended other terms and conditions to among other items. Our Credit Facility was arranged by KeyBank, as administrative agent, lead arranger and a lender. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019. On June 19, 2015, we through Business Loan, entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity on our Credit Facility by $30.0 million to $170.0 million. We incurred fees of approximately $0.6 million in connection with this expansion, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility also generally limits payments on distributions to our stockholders to the aggregate net investment income and capital gains for each of the twelve month periods ending September 30, 2015, 2016, 2017 and 2018. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015, which equates to $205.0 million as of June 30, 2015, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $259.4 million, asset coverage of 221.0% and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of June 30, 2015. As of June 30, 2015 we were in compliance with all of our Credit Facility covenants.

Pursuant to the terms of our Credit Facility, on July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2015 and September 30, 2014, the fair value of our interest rate cap agreement was $0.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2015 and September 30, 2014, our unused line of credit commitments totaled $13.6 million and $5.9 million, respectively.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of June 30, 2015 and September 30, 2014, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P. of $2.4 million and $2.8 million, respectively.

The following table summarizes our contractual obligations as of June 30, 2015, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$—	$104,600	$—	$104,600
Series 2021 term preferred stock	—	—	—	61,000	61,000
Interest expense on debt obligations(C)	2,027	24,324	9,454	3,088	38,893

Total	$2,027	$24,324	$114,054	$64,088	$204,493

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $13.6 million as of June 30, 2015.
(B)	Principal balance of borrowings under our Credit Facility as of June 30, 2015, based on the current revolving period end date of January 19, 2019.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2015. Dividend payments on our Series 2021 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions to stockholders through the date of mandatory redemption.

Of our interest bearing debt investments as of June 30, 2015, 28.7% had a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally recognize success fees as income only when the payment has been received. As a result, as of June 30, 2015 and September 30, 2014, we had aggregate unrecognized success fee receivables on our accruing debt investments of $9.1 million and $11.0 million (or approximately $0.43 and $0.52 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of June 30, 2015 and September 30, 2014, representing approximately 82.0% and 80.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2015	As of September 30, 2014
Highest	8.0	9.0
Average	5.5	5.9
Weighted Average	5.5	5.2
Lowest	4.0	2.0

The following table reflects corporate-level risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2015 and September 30, 2014, representing approximately 12.9% and 16.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2015	As of September 30, 2014
Highest	6.0	6.0
Average	4.8	4.6
Weighted Average	5.0	4.8
Lowest	3.0	3.5

The following table lists the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO. As of June 30, 2015 and September 30, 2014, these loans represented 5.1% and 2.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2015	As of September 30, 2014
Highest	6.0	4.0
Average	4.8	4.0
Weighted Average	4.6	4.0
Lowest	3.0	4.0

Tax Status

Federal Income Taxes

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to our stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income, as defined by the Code. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when a loan’s status significantly improves regarding the debtor’s ability and intent to pay contractual amounts due, or past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2015, four portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $49.2 million, or 13.4% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $10.7 million, or 3.5% of the fair value of all debt investments in our portfolio. As of September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio.

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

As of June 30, 2015 and September 30, 2014, we had 17 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $0.1 and $0.2 million for the three and nine months ended June 30, 2015, respectively, as compared to $59 and $0.2 million for the three and nine months ended June 30, 2014, respectively. The unamortized balance of OID investments as of June 30, 2015 and September 30, 2014, totaled $0.8 million and $0.6 million, respectively. As of June 30, 2015 and September 30, 2014, we had four and three investments, respectively, with a PIK interest component. We recorded PIK income of $0.3 and $0.5 million for the three and nine months ended June 30, 2015, respectively, as compared to $80 and $0.3 million for the three and nine months ended June 30, 2014, respectively. We collected $0 PIK interest in cash during the nine months ended June 30, 2015 and 2014, respectively.

Other Income Recognition

We generally record success fees upon our receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded an aggregate of $1.7 million in success fees during the nine months ended June 30, 2015, which resulted from $0.6 million related to the early payoff of NAAS at a realized gain, $0.3 million prepayment of success fees by FDF, $0.5 million prepayment of success fees by Defiance, $0.1 million prepayment of success fees by SPL and $0.2 million of success fees related to our sale of substantially all of the assets in Lindmark and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We recorded an aggregate of $1.6 million in success fees during the nine months ended June 30, 2014, which resulted from $0.5 million related to the early payoff of Thibaut at par, $0.5 million prepayment by FDF and $0.6 million received as a result of our sale of substantially all of the assets in Lindmark in September 2013.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the nine months ended June 30, 2015, we recorded an aggregate of $0.6 million of dividend income, which resulted from $0.1 million from our preferred equity investment in FDF, $0.2 from our preferred equity investment in Funko and $0.3 million from our preferred equity investment in SPL. During the nine months ended June 30, 2014, we recorded an aggregate of $1.0 million of dividend income, net of estimated income taxes payable, which resulted from $0.2 million on our preferred equity investment in FDF, $0.7 million on our investment in FedCap and $0.1 million on our preferred equity investment in Funko.

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

As of June 30, 2015, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	84.4%
Fixed rates	15.6

Total:	100.0%

Pursuant to the terms under our Credit Facility, in July 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on our Credit Facility, which are at variable rates. As of June 30, 2015 and September 30, 2014, our interest rate cap agreement had a fair value of $0.

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2015 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on November 12, 2014, and subsequently amended on December 29, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the nine months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Melissa Morrison
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: July 29, 2015

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Exhibit A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q (File No.814-000000), filed July 30, 2014.

3.5	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.6	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.7	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.8	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

10.1	Fifth Amended and Restated Credit Agreement dated as of May 1, 2015 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.2	Joinder Agreement, dated as of June 19, 2015, by and among the Gladstone Business Loan, LLC, Gladstone Management Corporation, KeyBank National Association and Santander Bank N.A., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.3	Assignment, Acceptance and Joinder Agreement, dated as of June 19, 2015, by and among the Gladstone Business Loan, LLC, Gladstone Management Corporation, KeyBank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.4	Assignment and Acceptance Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, KeyBank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.