Form 10-K
period 2015-09-30
GLADSTONE CAPITAL CORP
filed 2015-11-23
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2015, based on the closing price on that date of $8.81 on the NASDAQ Global Select Market, was $174,201,704. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 23,431,622 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 20, 2015.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2015.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2015

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

Our shares of common stock and mandatorily redeemable preferred stock are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GLAD” and “GLADO,” respectively.

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $25 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We expect that our investment portfolio over time will consist of approximately 90.0% in debt investments and 10.0% in equity investments, at cost. As of September 30, 2015, our investment portfolio was made up of approximately 91.2% in debt investments and 8.8% in equity investments, at cost.

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

As of September 30, 2015, our investment portfolio consisted of investments in 48 companies located in 20 states in 20 different industries with an aggregate fair value of $365.9 million. Since our initial public offering in 2001 through September 30, 2015, we have invested in over 196 different companies, while making 153 consecutive monthly or quarterly cash distributions to common stockholders totaling approximately $258.3 million or $15.37 per share. We expect that our investment portfolio will primarily include the following four categories of investments in private U.S. companies:

•	Senior Secured Debt Securities: We seek to invest a portion of our assets in senior secured debt securities also known as senior loans, secured first lien loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses senior debt to cover a substantial portion of the funding needs of its business. The senior secured debt security usually takes the form of first priority liens on all, or substantially all, of the assets of the business. Senior secured debt securities may include investments sourced from the syndicated loan market.

•	Senior Secured Subordinated Debt Securities: We seek to invest a portion of our assets in secured second lien debt securities, also known as senior subordinated loans and senior subordinated notes. These secured second lien debts rank junior to the borrowers’ senior debt and may be secured by a first priority lien on a portion of the assets of the business and may be designated as second lien notes (including our participation and investment in syndicated second lien loans). Additionally, we may receive other yield enhancements, such as success fees, in connection with these senior secured subordinated debt securities.

•	Junior Subordinated Debt Securities: We seek to invest a portion of our assets in junior subordinated debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These junior subordinated debts may be secured by certain assets of the borrower or unsecured loans. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees, such as warrants to buy common and preferred stock or limited liability interests in connection with these junior subordinated debt securities.

•	Preferred and Common Equity/Equivalents: In some cases we will purchase equity securities which consist of preferred and common equity or limited liability company interests, or warrants or options to acquire such securities, and are in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In some cases, we will own a significant portion of the equity and in other cases we may have voting control of the businesses in which we invest.

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

Investment Concentrations

Year over year, our investment concentration as a percentage of fair value and of cost has remained relatively unchanged. As of September 30, 2015, our portfolio allocation is approximately 91.2% debt investments and 8.8% equity investments, at cost. Our portfolio consists primarily of proprietary investments, however, we continue to invest in syndicated investments where we participate with a group of other lenders. As of September 30, 2015, we held 15 syndicated investments totaling $61.4 million at cost and $55.0 million at fair value, or 15.0% of our total aggregate portfolio at cost and at fair value, respectively. We held 16 syndicated investments totaling $61.1 million at cost and $59.5 million at fair value, or 17.5% and 21.1%, of our total aggregate portfolio at cost and at fair value, respectively, as of September 30, 2014.

The following table outlines our investments by security type at September 30, 2015 and 2014:

	September 30, 2015				September 30, 2014
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$248,050	60.5%	$206,840	56.5%	$182,086	52.1%	$129,750	46.1%
Secured second lien debt	125,875	30.7	120,303	32.9	137,719	39.5	124,551	44.3

Total debt investments	373,925	91.2	327,143	89.4	319,805	91.6	254,301	90.4

Preferred equity	22,616	5.5	22,262	6.1	21,936	6.2	13,684	4.9
Common equity/equivalents	13,703	3.3	16,486	4.5	7,544	2.2	13,301	4.7

Total equity investments	36,319	8.8	38,748	10.6	29,480	8.4	26,985	9.6

Total Investments	$410,244	100.0%	$365,891	100.0%	$349,285	100.0%	$281,286	100.0%

Our five largest investments at fair value as of September 30, 2015, totaled $109.6 million, or 30.0% of our total aggregate portfolio, as compared to our five largest investments at fair value as of September 30, 2014, totaling $94.3 million, or 33.5% of our total aggregate portfolio.

Our investments at fair value consisted of the following industry classifications at September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Diversified/conglomerate manufacturing	$56,504	15.4%	$27,634	9.8%
Oil and gas	51,110	14.0	42,831	15.2
Healthcare, education and childcare	44,994	12.3	47,538	16.9
Personal and non-durable consumer products	43,418	11.9	30,157	10.7
Printing and publishing	25,452	7.0	23,999	8.5
Beverage, food and tobacco	22,817	6.2	6,235	2.2
Automobile	17,699	4.8	19,489	6.9
Diversified natural resources, precious metals and minerals	16,072	4.4	7,176	2.6
Diversified/Conglomerate Service	13,763	3.8	—	—
Electronics	13,550	3.7	24,811	8.8
Cargo Transportation	13,434	3.7	12,838	4.6
Leisure, Amusement, Motion Pictures, Entertainment	8,500	2.3	—	—
Finance	8,356	2.3	4,205	1.5
Textiles and leather	6,911	1.9	8,171	2.9
Broadcast and entertainment	5,235	1.4	6,386	2.3
Buildings and real estate	2,385	0.7	6,617	2.4
Aerospace and defense	1,647	0.4	6,920	2.5
Other, < 2.0%	14,044	3.8	6,279	2.2

Total Investments	$365,891	100.0%	$281,286	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$124,924	34.1%	$107,387	38.2%
South	117,367	32.1	92,355	32.8
West	112,575	30.8	80,744	28.7
Northeast	11,025	3.0	800	0.3

Total Investments	$365,891	100.0%	$281,286	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Adviser and Administrator

Gladstone Management Corporation (the “Adviser”) is our affiliate, investment adviser and a privately-held company led by a management team that has extensive experience in our lines of business. Another of our and the Adviser’s affiliates, a privately-held company, Gladstone Administration, LLC (the “Administrator”), employs, among others, our chief financial officer and treasurer, chief compliance officer, chief valuation officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the following of our affiliates: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly traded BDC and RIC; Gladstone Land Corporation (“Gladstone Land”), a publicly traded real estate investment trust that invests in farmland and farm related property; the Adviser; and the Administrator. Our chief financial officer and treasurer is also the chief accounting officer of the Adviser and acting principal financial officer of Gladstone Investment through December 2015. Our president is also an executive managing director of the Adviser. David Gladstone also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation.

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

Management Expertise

Mr. Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of the Adviser and its affiliated companies, other than Gladstone Securities, (the “Gladstone Companies”), and has been involved in all aspects of the Gladstone Companies’ investment activities, including currently serving as a member of the Adviser’s investment committee. Mr. Gladstone and Mr. Marcotte, our president, both have over twenty-five years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Brubaker, our vice chairman and chief operating officer, has over twenty-five years of experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers. These three individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and medium-sized companies and Messrs. Gladstone and Brubaker have worked together at the Gladstone Companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial and investment skills.

Increased Access to Investment Opportunities Developed Through Extensive Research Capability and Network of Contacts

The Adviser seeks to identify potential investments through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom the Adviser’s investment professionals have long-term relationships. We believe that the Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation, experience and focus on investing in small and medium-sized companies enables us to source and identify well-positioned prospective portfolio companies, that provide attractive investment opportunities. Additionally, the Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other contacts to support the Adviser’s investment activities.

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

Longer Investment Horizon

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are an exchange-traded corporation of perpetual duration. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe our management team’s broad expertise and its ability to draw upon many years of combined experience enables the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest. We believe that this approach enables the Adviser to craft a financing structure which best fits the investment and growth profile of the underlying business and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets.

Leverage

For the purpose of making investments and taking advantage of favorable interest rates, we may issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue “senior securities representing indebtedness” and “senior securities that are stock” in amounts such that we maintain an asset coverage ratio, as defined in Section 18(h) of the 1940 Act, of at least 200.0% on each of our senior securities immediately after issuance of each such senior security. We are exposed to the risks of leverage as a result of incurring indebtedness generally, such as through our revolving line of credit, which is considered a “senior security representing indebtedness”, or issuing “senior securities that are stock,” such as our 6.75% Series 2021 Term Preferred Stock (our “Series 2021 Term Preferred Stock”). Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Our Board of Directors is authorized to provide for the issuance of senior securities with such preferences, powers, rights and privileges as it deems appropriate, subject to the requirements of the 1940 Act. See “Regulation as a BDC—Asset Coverage” for a discussion of our leveraging constraints and “Risk Factors—Risks Related to Our External Financing” for further discussion of certain leveraging risks.

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

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. Refer to “Regulation as a BDC — Significant Managerial Assistance.”

Since February 2011, Gladstone Securities has provided other services, such as investment banking and due diligence services to certain of our portfolio companies. Any such fees paid by portfolio companies to Gladstone Securities do not impact the overall fees we pay to the Adviser or the overall fees credited against the base management fee.

Valuation Process

The following is a general description of the investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator who reports directly to our Board of Directors, (collectively, the “Valuation Team”) use each quarter to determine the value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. The Valuation Team values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors and the Valuation Committee of our Board of Directors (the “Valuation Committee”), which is comprised entirely of independent directors, reviews the Policy to determine if changes thereto are advisable and assesses whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:

•	Each portfolio company or investment is initially assessed by the Adviser’s investment professionals responsible for the investment along with our chief valuation officer, using the Policy, which may include:

•	obtaining fair value quotes or utilizing input from third party valuation firms; and

•	using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.

•	Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by the Valuation Committee and Board of Directors.

•	Next, prior to its quarterly meetings, our Board of Directors receives written valuation recommendations and supporting materials provided by the Valuation Team. Then, the Valuation Committee meets to review the Valuation Team’s valuation recommendations and supporting materials. Lastly, after the Valuation Committee concludes its meeting, it along with our chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review and approve the fair value of our investments in accordance with the Policy.

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate, from period to period. Our valuation policies, procedures and processes are more fully described in Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report.

Transactions with Related Parties

Investment Advisory and Management Agreement

In 2006, we entered into an amended and restated investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which was subsequently amended in October 2015, as approved unanimously by our Board of Directors, including the unanimous approval our independent directors, to reduce the base management fee payable to the Adviser effective July 1, 2015, as discussed further below. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 14, 2015, our Board of Directors, including a majority of the directors who are not parties to the agreement or interested person of any such party, approved the annual renewal of the Advisory Agreement with the Adviser through August 31, 2016. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. In reaching a decision to approve the Advisory Agreement, our Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Adviser;

•	our investment performance and that of the Adviser;

•	the costs of the services to be provided and profits to be realized by the Adviser from the relationship with us;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities; and

•	various other matters.

Based on the information reviewed and the considerations detailed above, our Board of Directors, including all of the directors who are not “interested persons” as that term is defined in the 1940 Act, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Advisory Agreement, as being in the best interests of our stockholders.

Base Management Fee Under the Advisory Agreement

The base management fee is computed and generally payable quarterly to the Adviser and, effective July 1, 2015, is assessed at an annual rate of 1.75%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases during the period. Prior to July 1, 2015, the annual rate was 2.0%. Our Board of Directors may (as it has for the years ended September 30, 2015, 2014 and 2013) accept an unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% (or prior to July 1, 2015, 2.0%) base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations.

The Adviser generally voluntarily and irrevocably credits 100% of certain other fees against the base management fee that we would otherwise be required to pay the Adviser. These fees are for services that the Adviser provides to our portfolio companies, which are not the significant managerial assistance that the Adviser is required to provide under the 1940 Act. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. As stated above, 100% of these fees are generally credited against the base management fee; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for the valuation of portfolio companies, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser. Loan servicing fees that are payable to the Adviser pursuant to our revolving line of credit, are also 100% credited against the base management fee as discussed below “—Loan Servicing Fee Pursuant to Credit Agreement.”

Incentive Fee Under the Advisory Agreement

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any, and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. We have not incurred capital gains-based incentive fees from inception through September 30, 2015, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through September 30, 2015.

Our Board of Directors accepted an unconditional and irrevocable credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the years ended September 30, 2015, 2014 and 2013, which credits totaled $1.4 million, $1.2 million, and $1.0 million, respectively.

Loan Servicing Fee Pursuant to Credit Agreement

The Adviser also services the loans held by Business Loan (the borrower under our line of credit), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the monthly aggregate outstanding balance of loans pledged under our line of credit. Since Business Loan is a consolidated subsidiary of ours, and the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, for the years ended September 30, 2015, 2014 and 2013, these loan servicing fees were 100% voluntarily, irrevocably and unconditionally credited back to us by the Adviser.

Administration Agreement

In 2006, we entered into an administration agreement with the Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief compliance officer, chief valuation officer and general counsel and secretary (who also serves as the Administrator’s president). Prior to July 1, 2014, our allocable portion of the expenses were derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

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

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

To maintain the qualification for treatment as a RIC under the Code, we must distribute to our stockholders, for each taxable year, at least 90.0% of our investment company taxable income, which is generally our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. We refer to this as the “annual distribution requirement”. We must also meet several additional requirements, including:

•	Business Development Company status. At all times during the taxable year, we must maintain our status as a BDC.

•	Income source requirements. At least 90.0% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities, loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership.

•	Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50.0% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10.0% of the outstanding voting securities of an issuer of such other securities, and (b) such other securities of any one issuer do not represent more than 5.0% of our total assets; and (2) no more than 25.0% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

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

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90.0% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4.0% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the years ended December 31, 2014, 2013 and 2012, we did not incur any excise taxes.

The federal excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35.0%, on any undistributed income, including both ordinary income and capital gains.

If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our investment company taxable income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2015, we incurred $0.3 million of OID income and the unamortized balance of OID investments (which are primarily all syndicated loans) as of September 30, 2015 totaled $0.6 million. As of September 30, 2015, we had four investments which had a PIK interest component and we recorded PIK interest income of $0.6 million during the year ended September 30, 2015.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our current and accumulated earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70.0% dividends received deduction with respect to dividends received from us, other than capital gains dividends, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations. Certain U.S. stockholders who are individuals, estates and trusts generally are subject to a 3.8% Medicate tax on dividends on shares of our stock.

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

Required Withholding

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

The Foreign Account Tax Compliance Act (“FATCA”) imposes a federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied. Under delayed effective dates provided for in the Treasury Regulations and other IRS guidance, such required withholding will not begin until January 1, 2019 with respect to gross proceeds from a sale or other disposition of our stock.

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

Asset Coverage

Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that is stock.” In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 200.0%.

In addition, our ability to pay dividends or distributions (other than dividends payable in our stock) to holders of any class of our capital stock would be restricted if our “senior securities representing indebtedness” fail to have an asset coverage of at least 200.0% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender.

In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would also be restricted if our “senior securities that are stock” fail to have an asset coverage of at least 200.0% (measured at the time of declaration of such distribution and accounting for such distribution).

If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200.0% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends.

Significant Managerial Assistance

Generally, a BDC must make available significant managerial assistance to issuers of certain of its portfolio securities that the BDC counts as a qualifying asset for the 70.0% test described above. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Significant managerial assistance also includes the exercise of a controlling influence over the management and policies of the portfolio company. However, with respect to certain, but not all such securities, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the BDC may exercise such control jointly.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2015 and all of calendar year 2016. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of November 17, 2015, the Adviser and the Administrator collectively had 64 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
15	Accounting, administration, compliance, human resources, legal and treasury
37	Investment management, portfolio management and due diligence

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

Risks Related to the Economy

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. In such circumstances, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have, and subsequent approval of the specific issuance by our Board of Directors. In addition, our ability to incur additional indebtedness or issue additional preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness under our revolving line of credit or issue additional preferred stock. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, and senior and junior secured debt securities and loans, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher distribution yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

A further downgrade of the U.S. credit rating and economic crisis in Europe could negatively impact our business, financial condition and earnings.

Although U.S. lawmakers passed legislation to raise the federal debt ceiling and Standard & Poor’s Ratings Services affirmed its AA+ long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

•

Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2015, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $26.8 million, or 7.1% of the cost basis of all debt investments in our portfolio. Subsequent to September 30, 2015, one of these portfolio companies was exited at a realized loss. While we are working with the portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

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

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value (“NAV”).

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, Standard & Poor’s Securities Evaluation, Inc. provides estimates of fair value on our proprietary debt investments and we use another independent valuation firm to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, other factors are considered when determining fair value of our investments, including but limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current three month reporting period ended September 30, 2015 are generally valued at original cost basis. For additional information on our valuation policies, procedures and processes, refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report.

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

Our most recent NAV was calculated on September 30, 2015 and our NAV when calculated effective December 31, 2015 and thereafter may be higher or lower.

As of September 30, 2015, our NAV per share was $9.06, which was based on the fair value our investments that were reviewed and approved by the Valuation Committee and Board of Directors in connection with financial statements that were audited by our independent registered public accounting firm. NAV per share as of December 31, 2015 may be higher or lower than $9.06 based on potential changes in valuations, our issuance of 2.3 million shares of common stock in October and November 2015, or dividends paid and earnings for the quarter then ended. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis and if our December 31, 2015 fair value is less than the September 30, 2015 fair value, we will record an unrealized loss on our investment portfolio. If the fair value is greater, we will record an unrealized gain on our investment portfolio. Upon publication of our next quarterly NAV per share determination (generally in our next Quarterly Report on Form 10-Q), the market price of our common stock may fluctuate materially.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith pursuant the Policy. In connection with that determination, the Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Mr. Gladstone, may result in a conflict of interest as the management fees that we pay the Adviser are based on our gross assets less cash.

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

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives may not be completely aligned with ours. As of September 30, 2015, syndicated loans made up approximately 15.0% of our portfolio at cost, or $61.4 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2015, we received principal payments of a combined $40.3 million, of which only $2.5 million resulted from one portfolio company who paid off early at par. We will first use any proceeds from prepayments to repay any borrowings outstanding on our revolving line of credit. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of September 30, 2015, we had investments in 48 portfolio companies, of which there were five investments that comprised approximately $109.6 million or 30.0% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of September 30, 2015, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate manufacturing companies, representing 15.4%; oil and gas companies, representing 14.0%; and healthcare, education and childcare companies, representing 12.3%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

We will have a continuing need for capital to finance our investments. As of September 30, 2015, we had $127.3 million in borrowings outstanding under our fifth amended and restated credit agreement (our “Credit Facility”), which provides for maximum borrowings of $170.0 million, with a revolving period end date of January 19, 2019. Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary Gladstone Business Loan (“Business Loan”) to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 20 obligors in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015, which equates to $205.0 million as of September 30, 2015, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2015, and as defined in the performance guaranty of our Credit Facility, we were in compliance with all of our Credit Facility covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

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

The revolving period end date of our Credit Facility is January 19, 2019 (the “Revolving Period End Date”) and if our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $250.0 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding mandatorily redeemable preferred stock, which could potentially require us to sell more assets. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under our Credit Facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are not able to renew, extend or refinance our Credit Facility prior to its maturity, it could result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to stockholders.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

The last equity offering we completed was on October 27, 2015 and November 5, 2015 for a total of 2.3 million shares of common stock at a public offering price of $8.55 per share, and there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior securities. We may issue “senior securities representing indebtedness” (including borrowings under our Credit Facility) and “senior securities that are stock,” such as our Series 2021 Term Preferred Stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200.0% on such senior security immediately after each issuance of such senior security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 200.0%. If the aggregate value of our assets declines, we might be unable to satisfy that 200.0% requirement. To satisfy the 200.0% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that is stock.”

•	Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount from NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.” As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Series 2021 Term Preferred Stock. However, pending legislation in the U.S House of Representatives, if passed, would modify this section of the 1940 Act and allow the issuance of multiple classes of “senior securities that are stock,” which may lessen our dependence on the issuance of common stock as a financing source.

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

	Assumed Return on Our Portfolio (Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%

Corresponding return to common stockholder(A)	(22.3)%	(12.3)%	(2.3)%	7.7%	17.7%

(A)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2015 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended September 30, 2015, adjusted for the dividends on our Series 2021 Term Preferred Stock; and then dividing the resulting difference by our total assets attributable to common stock. Based on $382.5 million in total assets, $127.3 million drawn on our Credit Facility (at cost), $61.0 million in aggregate liquidation preference of our Series 2021 Term Preferred Stock, and $191.4 million in net assets, each as of September 30, 2015.

Based on the outstanding balance on our Credit Facility of $127.3 million at cost, as of September 30, 2015, the effective annual interest rate of 4.1% as of that date, and aggregate liquidation preference of our Series 2021 Term Preferred Stock of $61.0 million, our investment portfolio at fair value would have had to produce an annual return of at least 2.0% to cover annual interest payments on the outstanding debt and dividends on our Series 2021 Term Preferred Stock.

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

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately 10.0% to be at fixed rates. As of September 30, 2015, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 84.1% of loans at variable rates with floors, approximately 15.9% at fixed rates.

We currently hold one interest rate cap agreement. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement. For additional information on market interest rate fluctuations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.

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

We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, and the employees of the Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, Terry Lee Brubaker and Robert L. Marcotte for their experience, skills and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.

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

The Advisory Agreement entitles the Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. When calculating our incentive compensation, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with the Adviser, see “Business — Transactions with Related Parties.”

We may be required to pay the Adviser incentive compensation on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $54.5 million as of September 30, 2015, at cost, which are primarily all syndicated loan investments. For the year ended September 30, 2015, we incurred $0.3 million of OID income and the unamortized balance of OID investments as of September 30, 2015 totaled $0.6 million. As of September 30, 2015, we had four investments which had a PIK interest component and we recorded PIK interest income of $0.6 million during the year ended September 30, 2015. We collected $0 in PIK interest in cash for the year ended September 30, 2015.

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

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the president of Gladstone Land, chairman of the board and chief executive officer of the Adviser, Gladstone Investment, Gladstone Commercial and Gladstone Land. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of the Adviser, Gladstone Investment, Gladstone Commercial and Gladstone Land. Mr. Marcotte is an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. Our Board of Directors approved a revision of our investment objectives and strategies that became effective on January 1, 2013, which may enhance the potential for conflicts in the allocation of investment opportunities to us and other entities managed by the Adviser.

More specifically, in certain circumstances we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2015, our Board of Directors has approved the following types of co-investment transactions:

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

The Adviser is not obligated to provide a credit of the base management fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee based on our gross assets. Since our 2007 fiscal year, our Board of Directors has accepted on a quarterly basis voluntary, unconditional and irrevocable credits to reduce the annual base management fee, which was previously 2.0%, but following an amendment to the Advisory Agreement, effective July 1, 2015 is now 1.75%, on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, and any waived fees may not be recouped by the Adviser in the future. However, the Adviser is not required to issue these or other credits of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these fees will increase. If the Adviser does not issue these credits in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

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

We intend to distribute at least 90.0% of our investment company taxable income to our stockholders on a quarterly basis by paying monthly distributions. We expect to retain some or all net realized long-term capital gains by first offsetting them with realized capital losses, and secondly through a deemed distribution to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains to our common stockholders. In addition, our Credit Facility restricts the amount of distributions we are permitted to make. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

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

Quarterly, our Board of Directors declares monthly distributions based on then current estimates of taxable income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of taxable income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our current and accumulated earnings and profits, these distributions constitute a return of capital. A return of capital represents a return of a stockholder’s original investment in shares of our stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our shares by reducing the investor’s tax basis for such shares. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have material adverse impact on our ability to make new investments.

The market price of our shares may fluctuate significantly.

The trading price of our common stock and our mandatorily redeemable preferred stock may fluctuate substantially. Due to the extreme volatility and disruptions that have affected the capital and credit markets over the past few years, our stock has experienced greater than usual stock price volatility.

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

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV per share. Subsequent to September 30, 2015, our common stock has traded at discounts of up to 10.3% of our NAV per share, which was $9.06 as of September 30, 2015. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV.

Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our common stockholders and our independent directors. Additionally, when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock may trade below NAV, we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Common stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.

At our most recent annual meeting of stockholders on February 12, 2015, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share of our common stock in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale). Absent such stockholder approval, we would not be able to access the capital markets in an offering at below the then current NAV per share due to restrictions applicable to BDCs under the 1940 Act.

We exercised this right with our Board of Directors approval when we sold an aggregate of 131,462 shares of our common stock under our at-the-market program for gross proceeds of a combined $1.2 million at an average price of $8.89 per share, which was below our then current NAV of an average $9.41 per share during March and April 2015. In addition, subsequent to September 30, 2015, we exercised this right again with our Board of Directors approval when we completed a public offering of 2.3 million shares of our common stock, inclusive of the overallotment for gross proceeds totaling $17.1 million, at a public offering price of $8.55 per share, which was below our then current NAV of $9.06 per share.

At the upcoming annual stockholders meeting scheduled for February 11, 2016, our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has traded consistently below NAV. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

We may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy the asset coverage tests under the provisions of the 1940 Act that apply to BDCs. As a BDC, we have the ability to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities representing indebtedness,” including borrowing money from banks or other financial institutions or “senior securities that are stock,” such as our mandatorily redeemable preferred stock, only in amounts such that our asset coverage on each senior security, as defined in the 1940 Act, equals at least 200% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy these tests. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the NASDAQ, the high and low sales prices as a percentage of NAV per common share and quarterly distributions declared per share for each quarter during the last two fiscal years. Amounts presented for each quarter of fiscal years 2015 and 2014 represent the cumulative amount of the distributions declared per common share for the months composing such quarter.

	Quarter Ended	NAV (A)	Sales Price		Premium (Discount) of High to NAV(B)	(Discount) Premium of Low to NAV(B)	Declared Common Distributions
			High	Low
FY2015	09/30/15	$9.06	$9.25	$7.58	2.1%	(16.3)%	$0.210
	06/30/15	9.49	8.99	7.84	(5.3)	(17.4)	0.210
	03/31/15	9.55	9.10	7.25	(4.7)	(24.1)	0.210
	12/31/15	9.31	9.41	8.02	1.1	(13.9)	0.210
FY 2014	09/30/14	$9.51	$10.27	$8.06	8.0%	(15.2)%	$0.210
	06/30/14	8.62	10.21	9.41	18.4	9.2	0.210
	03/31/14	9.79	10.37	9.27	5.9	(5.3)	0.210
	12/31/13	10.10	9.92	8.60	(1.8)	(14.9)	0.210

(A)	NAV per common share is determined as of the last day in the relevant quarter and, therefore, may not reflect the NAV per common share on the date of the high and low sales prices during such quarter. The per share NAVs shown above are based on outstanding common shares at the end of each period.
(B)	The premiums (discounts) set forth in these columns represent the high or low, as applicable, sales price per share for the relevant quarter minus the NAV per common share as of the end of such quarter, and therefore may not reflect the premium (discount) to NAV per common share on the date of the high and low intraday sales prices.

As of November 20, 2015, there were approximately 37 record owners of our common stock.

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90.0% of our investment company taxable income, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to retain some or all of our long-term capital gains, if any, but to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases, our Board of Directors may choose to distribute our net realized long-term capital gains, if any, by paying a one-time special distribution. Additionally, our Credit Facility contains a covenant that limits distributions to our stockholders on an annual basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2015. We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data for the fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011 are derived from our audited accompanying Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

	Year Ended September 30,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Total Investment Income	$38,058	$36,585	$36,154	$40,322	$35,211
Total Expenses, Net of Credits from Adviser	20,358	18,217	17,768	21,278	16,799

Net Investment Income	17,700	18,368	18,386	19,044	18,412

Net Realized and Unrealized (Loss) Gain on Investments, Borrowings and Other	(9,216)	(7,135)	13,833	(27,052)	(39,511)

Net Increase (Decrease) in Net Assets Resulting from Operations	$8,484	$11,233	$32,219	$(8,008)	$(21,099)

Per Share Data:
Net Investment Income per Common Share – Basic and Diluted(A)	$0.84	$0.87	$0.88	$0.91	$0.88
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share - Basic and Diluted(A)	0.40	0.53	1.53	(0.38)	(1.00)
Distributions Declared and Paid Per Common Share	0.84	0.84	0.84	0.84	0.84
Statement of Assets and Liabilities Data:
Total Assets	$382,482	$301,429	$295,091	$293,402	$317,624
Net Assets	191,444	199,660	205,992	188,564	213,721
Net Asset Value Per Common Share	9.06	9.51	9.81	8.98	10.16
Common Shares Outstanding	21,131,622	21,000,160	21,000,160	21,000,160	21,039,242
Weighted Common Shares Outstanding – Basic and Diluted	21,066,844	21,000,160	21,000,160	21,011,123	21,039,242
Senior Securities Data:
Borrowings under Credit Facility, at cost(B)	$127,300	$36,700	$46,900	$58,800	$99,400
Mandatorily redeemable preferred stock(B)	61,000	61,000	38,497	38,497	—

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.
(B)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.

	Year Ended September 30,
	2015	2014	2013	2012	2011
Other Unaudited Data:
Number of Portfolio Companies at Year End	48	45	47	50	59
Average Size of Portfolio Company Investment at Cost	$8,547	$7,762	$7,069	$7,300	$6,488
Principal Amount of New Investments	102,299	81,731	80,418	45,050	110,903
Proceeds from Loan Repayments, Investments Sold and Exits(C)	40,273	72,560	117,048	73,857	50,002
Weighted Average Yield on Investments(D)	10.93%	11.47%	11.63%	11.25%	11.21%
Total Return(E)	2.40	9.62	9.90	41.39	(33.77)

(C)	Includes non cash reductions in cost basis.
(D)	Weighted average yield on investments equals interest income on investments divided by the weighted average interest-bearing principal balance throughout the fiscal year.
(E)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account dividends reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders elsewhere in this Annual Report on Form 10-K.

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

We were established for the purpose of investing in debt and equity securities of established private business operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $25 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2015, our investment portfolio was made up of approximately 91.2% debt investments and 8.8% equity investments, at cost.

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

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain, although economic conditions generally appear to be improving, albeit slowly. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for prospective investment, may remain vulnerable to the impacts of the uncertain economy which may impact their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. Uncertain political, regulatory and economic conditions could also disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, resulting in an increase in the number of our non-performing assets and a decrease in the fair market value of our portfolio.

We believe several factors impacting commercial banks, including consolidation, capital constraints and regulatory changes, have benefited our fund and other lenders like us. There has been, however, increased competitive pressure in the middle market lending marketplace from other BDCs and other investment companies, as well as small banks and some private investors, for senior secured and senior secured subordinated debt. We have seen an increase in refinancing and recapitalization transactions and there have been increased competitive pressures resulting in reduced investment yields and/or higher leverage and increasingly riskier investments in the middle market segment we focus on. In addition, there has been an increase in new entrants (financial services companies, BDCs and other investment funds) seeking to capitalize on middle market lending opportunities. Many of our competitors have lower cost of capital than we do and also may be willing to take on riskier investments than we are. We do not know if general economic conditions will continue to improve or if adverse conditions will recur and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital. In summary, we believe we are in a prolonged economic recovery; however, we do not know the full extent to which the impact of the of the current economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain somewhat challenging in the marketplace, we believe that the current credit environment provides many investment opportunities that are consistent with our investment objectives and strategies and whereby we can achieve attractive risk-adjusted returns. During the year ended September 30, 2015, we invested in 11 new proprietary and syndicate investments totaling $102.3 million; however, five portfolio companies paid off early or were sold during the year, for an aggregate of $14.9 million in unscheduled payoffs. Additionally, we have continued to focus on challenged investments over our 2015 fiscal year and sold two portfolio companies that were on non-accrual status at the time of sale and restructured one portfolio company that was previously on non-accrual, for aggregate net proceeds of $7.1 million and a combined realized loss of $34.1 million, resulting in a net expansion of three portfolio companies year over year. We will continue to manage any non-strategic investments to an orderly exit.

During the year ended September 30, 2015, our eight new proprietary investments provided a weighted average current pay interest rate of 10.1%, a going in weighted average leverage of 3.3x, a current weighted average life of 4.5 years and a mix of approximately 92.1% secured first lien and 7.9% secured second lien investments, all based on the originating debt principal balances. One portfolio company where we co-invested with Gladstone Investment was included in these new proprietary investments, as discussed further under “Investment Highlights.”

Capital Raising Efforts

Despite the challenges in the economy for the past several years, in fiscal 2015, and immediately subsequent to, we met our capital needs through the extension, expansion and enhancement to our $170.0 million revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of offerings of our common stock. In May, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Facility (the “Credit Facility”), which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended certain other terms and conditions. In June 2015, we through Business Loan, entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity under our Credit Facility by $30.0 million to $170.0 million. Most recently, we issued 2.3 million shares of common stock for gross proceeds of $19.7 million in October and November 2015. Refer to (“Liquidity and Capital Resources — Revolving Credit Facility”, and “— Equity — Common Stock”) for further discussion of our revolving line of credit and recent common stock offerings.

Although we were able to access the capital markets over the last year, we believe uncertain market conditions continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. The current volatility in the credit market and the uncertainty surrounding the U.S. economy have led to significant stock market fluctuations, particularly with respect to the stock of financial services companies like ours. During times of increased price volatility, our common stock may be more likely to trade at a price below our net asset value (“NAV”) per share, which is not uncommon for BDCs like us.

On November 20, 2015, the closing market price of our common stock was $8.68, a 4.2% discount to our September 30, 2015, NAV per share of $9.06. When our stock trades below NAV per common share, as it has fairly consistently over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 12, 2015, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. With our Board of Directors’ subsequent approval, we issued shares of our common stock under an at-the-market program (refer to “Recent Developments — At-the-Market Program”) and in an overnight offering in October 2015 with the overallotment closing in November 2015 at a price per share below the then current NAV per share. The resulting proceeds, in part, will allow us to grow the portfolio by making new investments, generate additional income through new investments, and provide us additional equity capital to help ensure continued compliance with regulatory tests. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock offerings.

The current uncertain and volatile economic conditions may also continue to cause the value of the collateral securing some of our loans, as well as the value of our equity investments, to fluctuate, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of September 30, 2015, we were in compliance with all of our Credit Facility’s covenants.

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our Credit Facility that further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute at least 90.0% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual stockholder distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit

Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200.0% on our “senior securities representing indebtedness,” inclusive of additional external debt financing that we seek to incur. Furthermore, to issue additional “senior securities that are stock” (such as our series of mandatorily redeemable preferred stock) Section 18 of the 1940 Act requires that we must have an asset coverage ratio of at least 200% on our “senior securities that are stock.”

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly for us to access in the near term. However, we believe that our recent amendments to our Credit Facility to decrease the interest rate on advances and extend its maturity until 2019 and our ability to co-invest with Gladstone Investment and certain other affiliated investment funds, should increase our ability to make investments in businesses that we believe will be generally resistant to a recession and, as a result, will be likely to achieve attractive long-term returns for our stockholders.

Going into fiscal year 2016, we intend to continue to work through some of the older investments in our portfolio to enhance overall returns and hope to show our stockholders new conservative investments in businesses with steady cash flows. We are focused on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns, in light of the accompanying risks.

Investment Highlights

During the year ended September 30, 2015, we invested an aggregate of $102.3 million in 11 new portfolio companies and an aggregate of $33.8 million in existing portfolio companies. Also, during the year ended September 30, 2015, we exited our investments in two non-accrual portfolio companies, and restructured one of our portfolio companies that was previously on non-accrual, for net proceeds of a combined $7.1 million, and we received scheduled and unscheduled principal repayments of a combined $40.3 million from existing portfolio companies, including $26.7 million from early payoffs at par and sales. Since our initial public offering in August 2001, we have made 398 different loans to, or investments in, 196 companies for a total of approximately $1.4 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the year ended September 30, 2015, we executed the following transactions with certain of our portfolio companies:

Issuances and Originations

During the year ended September 30, 2015, we invested an aggregate of $89.8 million to eight new proprietary portfolio companies and an aggregate of $12.5 million in three new syndicated portfolio companies (PSC Industrial Holdings Corp., SourceHOV LLC and Vertellus Specialties Inc.). Below are significant issuances and originations during the year ended September 30, 2015:

•	B+T Holdings Inc. – In December 2014, we invested $8.1 million, along with an unfunded line of credit of $0.3 million, in B+T Holdings Inc. (“B+T”), through a combination of secured first lien debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. This was a co-investment with one of our affiliated funds, Gladstone Investment. Gladstone Investment invested an additional $19.6 million under the same terms as us.

•	LWO Acquisitions Company, LLC – In December 2014, we invested $13.5 million, along with an unfunded line of credit of $1.5 million, in LWO Acquisitions Company, LLC, (“LWO Acquisitions”) through a combination of secured first lien debt and equity. LWO Acquisitions, headquartered in Dallas, Texas, is a premier electronic manufacturing services company focused on the design and production of specialized printed circuit board assemblies and related services.

•	Vision Government Solutions, Inc. – In December 2014, we invested $10.0 million, along with an unfunded line of credit of $1.0 million, in Vision Government Solutions, Inc. (“Vision”) through secured first lien debt. Vision, headquartered in Northboro, Massachusetts, is a leading provider of land parcel management software technology and appraisal services to local government organizations, enabling efficient assessment, billing, collections, mapping, and permitting.

•	United Flexible, Inc. – In February 2015, we invested $21.2 million, along with an unfunded line of credit of $4.0 million, in United Flexible, Inc. (formerly known as Precision Metal Hose, Inc.) (“United Flexible”) through a combination of secured first lien debt and equity. United Flexible, headquartered in Romeoville, Illinois, is a global leader in the design, development, manufacture and support of performance critical flexible engineered solutions for the transfer of fluids and gasses in extreme environments.

•	Mikawaya – In July 2015, we invested $7.2 million, in Mikawaya, through a combination of secured second lien debt and equity. Mikawaya, headquartered in Vernon, California, is a producers of Japanese pastries and specialty frozen desserts.

•	TWS Acquisition Corporation – In July 2015, we invested $13.0 million, along with an unfunded line of credit of $1.5 million, in TWS Acquisition Corporation (“TWS”) through secured first lien debt. TWS, headquartered in Phoenix, Arizona, is the parent company of Tulsa Welding School and The Refrigeration School, Inc., which are post-secondary skilled trade schools.

•	Triple H Food Processors, Inc. – In August 2015, we invested $8.3 million, along with an unfunded line of credit of $1.5 million in Triple H Food Processors, Inc. (“Triple H”) through a combination of secured first lien debt and an equity co-investments. Triple H, headquartered in Riverside, California, provides co-packing services to a wide variety of branded and private label liquid and related food products.

•	Flight Fit N Fun LLC – In September 2015, we invested $8.5 million in Flight Fit N Fun LLC (“Flight”) through a combination of secured first lien debt and equity. Flight, headquartered in Springfield, Virginia, operates trampoline parks that provide entertainment facilities where jumpers of all ages can participate in active social outings, lively corporate gatherings, intense individual workouts or memorable birthday parties.

Repayments and Exits

During the year ended September 30, 2015, 29 borrowers made principal repayments totaling $40.3 million in the aggregate, consisting of $39.1 million of unscheduled principal and revolver repayments, as well as $1.2 million in contractual principal amortization. Below are significant repayments and exits during the year ended September 30, 2015:

•	Included in the unscheduled principal payments were the net proceeds from the early payoffs and sales, at or above par of the following:

•	Syndicated investment sales: Blue Coat Systems, Inc. of $3.1 million, Envision Acquisition Company, LLC of $2.6 million, Sensus USA, Inc. of $0.5 million and Ardent Medical Services, Inc. of $7.2 million. These syndicated payoffs had a weighted average internal rate of return (“IRR”) of 12.2% at payoff

•	North American Aircraft Services, LLC. – In October 2014, North American Aircraft Services, LLC. (“NAAS”), paid off early resulting in a $1.6 million realized gain and success fees of $0.6 million recorded in the quarter ended December 31, 2014. The resulting internal rate of return on payoff was 18.0%.

•	Midwest Metal Distribution, Inc. – In December 2014, we sold our investment in Midwest Metal Distribution, Inc. (“Midwest Metal”) for net proceeds of $6.1 million, which resulted in a realized loss of $14.5 million recorded in the quarter ended December 31, 2014. Midwest Metal was on non-accrual status at the time of the sale.

•	Sunburst Media – Louisiana, LLC – In June 2015, we exited our investment in Sunburst Media – Louisiana, LLC (“Sunburst”) for net proceeds of $4.7 million, which resulted in a realized loss of $1.3 million recorded in the quarter ended June 30, 2015.

•	Saunders & Associates – In August 2015, we exited our investment in Saunders & Associates (“Saunders”) for net proceeds of $1.0 million and a realized loss of $8.9 million recorded in the quarter ended September 30, 2015. Saunders was on non-accrual status at the time of the sale.

•	GFRC Holding, LLC – In September 2015, we restructured our investment in GFRC Holding, LLC (“GFRC”), resulting in a realized loss of $10.8 million recorded in the quarter ended September 30, 2015. GFRC was on non-accrual status at the time of the restructure and was reinstated to accrual status effective September 30, 2015.

Refer to Note 15—Subsequent Events in our accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for investment activity occurring subsequent to September 30, 2015. Of note, the following significant exits occurred subsequent to September 30, 2015:

•	Allison Publications, LLC – In October 2015, Allison Publications, LLC paid off at par for net proceeds of $8.2 million.

•	Ameriqual Group, LLC – In October 2015, Ameriqual Group, LLC paid off at par for net proceeds of $7.4 million.

•	First American Payment Systems, L.P. – In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a realized loss of $0.2 million.

•	Funko, LLC – In October 2015, we sold our investment in Funko, LLC (“Funko”) for net proceeds of $27.1 million, which resulted in a realized gain of $16.6 million and a small remaining equity investment.

•	Heartland Communications Group – In October 2015, we exited our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.7 million. Heartland had been on non-accrual status at the time of the sale.

Recent Developments

Common Stock Offering

In October 2015, we completed a public offering of 2.0 million shares of our common stock. Gross proceeds totaled $17.1 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.0 million. In November, 2015, the underwriters fully exercised their overallotment option to purchase 300,000 additional shares of our common stock, resulting in net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $2.4 million

Base Management Fee

In October 2015, we amended our existing advisory agreement with the Adviser, to reduce the base management fee under the agreement from 2.0% per annum (0.5% per quarter) of average total assets (excluding cash or equivalents) to 1.75% per annum (0.4375% per quarter) effective July 1, 2015. All other terms of the advisory agreement remained unchanged. The amendment was approved unanimously by our Board of Directors.

At-the-Market Program

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or our “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock of which we have $48.8 million of availability remaining as of September 30, 2015. During the twelve months ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock for gross proceeds of $1.2 million. No shares of common stock have been sold under these Sales Agreements subsequent to September 30, 2015.

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2015 to the Year Ended September 30, 2014

	For the Year Ended September 30,
	2015	2014	$ Change	%Change
INVESTMENT INCOME
Interest income	$34,895	$32,170	$2,725	8.5%
Other income	3,163	4,415	(1,252)	(28.4)

Total investment income	38,058	36,585	1,473	4.0

EXPENSES
Base management fee	6,888	5,864	1,024	17.5
Loan servicing fee	3,816	3,503	313	8.9
Incentive fee	4,083	4,297	(214)	(5.0)
Administration fee	1,033	853	180	21.1
Interest expense on borrowings	3,828	2,628	1,200	45.7
Dividend expense on mandatorily redeemable preferred stock	4,116	3,338	778	23.3
Amortization of deferred financing fees	1,106	1,247	(141)	(11.3)
Other expenses	2,188	2,084	104	5.0

Expenses, before credits from Adviser	27,058	23,814	3,244	13.6
Credit to base management fee – loan servicing fee	(3,816)	(3,503)	(313)	(8.9)
Credit to fees from Adviser - other	(2,884)	(2,094)	(790)	(37.7)

Total expenses, net of credits	20,358	18,217	2,141	11.8

NET INVESTMENT INCOME	17,700	18,368	(668)	(3.6)

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments and escrows	(34,176)	(12,113)	(22,063)	(182.1)
Net realized loss on extinguishment of debt	—	(1,297)	1,297	NM
Net unrealized appreciation of investments	23,647	7,389	16,258	220.0
Net unrealized depreciation (appreciation) of other	1,313	(1,114)	2,427	217.9

Net loss from investments, escrows and other	(9,216)	(7,135)	(2,081)	(29.2)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,484	$11,233	$(2,749)	(24.5)

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.84	$0.87	$(0.03)	(25.2)

Net increase in net assets resulting from operations	$0.40	$0.53	$(0.13)	(3.4)

NM = Not Meaningful

Investment Income

Total interest income increased by 8.5% for the year ended September 30, 2015, as compared to the prior year period. This increase was due primarily to the funding of several new investments during the period, partially offset by several early payoffs at par during the prior year. The level of interest income on our investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the year, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2015, was $319.1 million, compared to $280.4 million for the prior year, an increase of $38.7 million, or 13.8%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments for the year ended September 30, 2015 was 10.9% compared to 11.5% for the year ended September 30, 2014, inclusive of any allowances on interest receivables made during those periods.

As of September 30, 2015, two portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio. During the quarter ended December 31, 2014, we sold our investment in Midwest Metal, which had been on non-accrual status. Effective January 1, 2015, we placed GFRC Holdings LLC (“GFRC”) on non-accrual status and restored two tranches of Sunshine Media Holdings (“Sunshine”) debt to accrual status and effective April 1, 2015, we placed Saunders on non-accrual status. During the quarter ended September 30, 2015, we sold our investment in Saunders which was on non-accrual and restructured our investment in GFRC and restored it to accrual status. As of September 30, 2014, three portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $51.4 million, or 16.1%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland on non-accrual status and effective June 1, 2014 we placed Midwest Metal on non-accrual status. During the quarter ended December 31, 2013, we sold our investment in LocalTel, LLC (“LocalTel”), which had been on non-accrual status. See “Overview – Investment Highlights” for more information.

For the year ended September 30, 2015, other income consisted primarily of $0.6 million in success fees related to the early payoff of NAAS at a realized gain, $0.8 million in success fees prepaid by Defiance, $0.5 million in dividend income received from Funko, $0.3 million in success fees prepaid by Francis Drilling Fluids, Ltd. (“FDF”), $0.3 million in dividend income and prepaid success fees from Southern Petroleum Laboratories, Inc. (“SPL”), $0.3 million in settlement fees received from Sunburst, $0.2 million in dividend income received from FDF and $0.2 million of success fees received related to our sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) in September 2013. For the year ended September 30, 2014, other income consisted primarily of $0.7 million in dividend income received from FedCap Partners, LLC (“FedCap”), $0.5 million in success fees received related to the early payoff of Thibaut Acquisition Co. (“Thibaut”) at par, $0.4 million in legal settlement proceeds received related to a portfolio company previously sold, $0.8 million in aggregate of prepaid success fees, dividend income and other fees received from FDF, $0.1 million in prepayment fees received from Pop Radio, LLC (“POP”), an aggregate of $0.3 million in prepayment fees from the early payoff of five syndicate investments at par and $1.4 million in success fees received related to our sale of substantially all of the assets of Lindmark in 2013.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2015		Year Ended September 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Funko, LLC	$26,814	7.3%	$1,385	3.6%
WadeCo Specialties, Inc.	21,920	6.0	1,896	5.0
RBC Acquisition Corp.	20,617	5.6	2,343	6.2
United Flexible, Inc.(A)	20,355	5.6	1,226	3.2
Francis Drilling Fluids, Ltd.	19,928	5.5	2,946	7.7

Subtotal—five largest investments	109,634	30.0	9,796	25.7
Other portfolio companies	256,257	70.0	28,257	74.3
Other non-portfolio company income	—	—	5	—

Total Investment Portfolio	$365,891	100.0%	$38,058	100.0%

	As of September 30, 2014		Year Ended September 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$28,283	10.1%	$2,879	7.9%
Francis Drilling Fluids, Ltd.	22,837	8.1	2,847	7.8
J. America, Inc. (A)	16,648	5.9	1,444	4.0
Funko, LLC	13,508	4.8	1,100	3.0
Defiance Integrated Technologies, Inc.	13,006	4.6	743	2.0

Subtotal—five largest investments	94,282	33.5	9,013	24.7
Other portfolio companies	187,004	66.5	27,557	75.3
Other non-portfolio company income	—	—	15	—

Total Investment Portfolio	$281,286	100.0%	$36,585	100.0%

(A) - New investment during applicable period.

Expenses

Expenses, net of credits from the Adviser, increased for the year ended September 30, 2015, by 11.8% as compared to the prior year. This increase was primarily due to increases in our net base management fees to the Advisor, interest expense on borrowings, and dividend expense on our mandatorily redeemable preferred stock, partially offset by a decrease in the net incentive fee to the Adviser.

Interest expense increased by $1.2 million, or 45.7%, during the year ended September 30, 2015, as compared to the prior year, primarily due to increased borrowings outstanding throughout the period on our Credit Facility. The weighted average balance outstanding on our Credit Facility during the year ended September 30, 2015, was approximately $92.5 million, as compared to $41.9 million in the prior year period, an increase of 120.9%. This was partially offset by lower average borrowing rates on our Credit Facility. The weighted average borrowing rate during the year ended September 30, 2015, was approximately 4.1% compared to 6.3% in the prior year period, a decrease of 34.9%.

The increase of $0.8 million, or 23.3%, in dividend expense on our mandatorily redeemable preferred stock during the year ended September 30, 2015, as compared to the prior year, was primarily due to the higher monthly distribution amount on our Series 2021 Term Preferred Stock, which was issued in May 2014, and which was partially offset by the voluntary redemption of our Series 2016 Term Preferred Stock, which was issued in November 2011 and redeemed in May 2014. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our term preferred stock.

The increase of $0.4 million in the net base management fee earned by the Adviser during the year ended September 30, 2015, as compared to the prior year, was due primarily to an increase in the average total assets outstanding as a result of the net growth in our investment portfolio during the period. This was partially offset by a decrease in the annual base management fee from 2.0% to 1.75% effective July 1, 2015. The base management, loan servicing and incentive fees and associated unconditional, non-contractual, and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” and “Loan Servicing Fee Pursuant to Credit Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2015	2014
Average total assets subject to base management fee(A)	$355,510	$293,200
Multiplied by annual base management fee of 1.75% - 2.0%	1.75% - 2.0%	2.0%

Base management fee(B)	6,888	5,864
Portfolio fee credit	(1,399)	(797)
Senior syndicated loan fee credit	(118)	(117)

Net Base Management Fee	$5,371	$4,950

Loan servicing fee(B)	$3,816	$3,503
Credit to base management fee – loan servicing fee(B)	(3,816)	(3,503)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$4,083	$4,297
Incentive fee credit	(1,367)	(1,180)

Net Incentive Fee	$2,716	$3,117

Portfolio fee credit	$(1,399)	$(797)
Senior syndicated loan fee credit	(118)	(117)
Incentive fee credit	(1,367)	(1,180)

Credit to Fees from Adviser - Other(B)	$(2,884)	$(2,094)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and appropriately adjusted for any share issuances or repurchases during the applicable year.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this report.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments and Escrows

For the year ended September 30, 2015, we recorded a net realized loss on investments and escrows of $34.2 million, which resulted primarily from the sales of Midwest Metal, Sunburst, Saunders and the restructure of GFRC for a combined realized loss of $34.1 million and net proceeds of $7.1 million. This realized loss was partially offset by the realized gain of $1.6 million we recognized on the early payoff of NAAS.

For the year ended September 30, 2014, we recorded a net realized loss on investments and escrows of $12.1 million, which primarily consisted of realized losses of $10.8 million due to our sale of LocalTel for proceeds contingent on an earn-out and $2.8 million due to our sale of BAS Broadcasting (“BAS”) for net proceeds of $4.7 million. Partially offsetting these realized losses, was the realized gain of $1.0 million we recognized on the exit of WP Evenflo Group Holdings, Inc. (“WP Evenflo”).

Net Unrealized Appreciation of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the year ended September 30, 2015, we recorded net unrealized appreciation of investments in the aggregate amount of $23.6 million, which included the reversal of an aggregate of $34.6 million in cumulative unrealized depreciation primarily related to the sales of Midwest Metal, Sunburst, Saunders and restructure of GFRC during the fiscal year. Excluding reversals, we recorded $11.0 million in net unrealized depreciation for the year ended September 30, 2015. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the year ended September 30, 2015, consisted of approximately $15.2 million of depreciation on our debt investments and approximately $4.2 million of appreciation on our equity investments.

The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2015, were as follows:

	Year Ended September 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$11,451	$—	$11,451
Sunburst Media – Louisiana, LLC	(1,333)	2,130	2,295	3,092
Precision Acquisition Group Holdings, Inc.	—	2,831	—	2,831
Sunshine Media Holdings	—	1,861	—	1,861
Heartland Communications Group	—	1,123	—	1,123
Behrens Manufacturing, LLC	—	1,102	—	1,102
Ameriqual Group, LLC	—	1,063	—	1,063
Westland Technologies, Inc.	—	899	—	899
Midwest Metal Distribution, Inc.	(14,980)	—	15,578	598
Ashland Acquisitions, LLC	—	571	—	571
AG Transportation Holdings, LLC	—	516	—	516
New Trident Holdcorp, Inc.	—	(282)	—	(282)
Vertellus Specialties Inc.	—	(315)	—	(315)
LWO Acquisitions	—	(390)	—	(390)
SourceHOV LLC	—	(473)	—	(473)
FedCap Partners, LLC	—	(507)	—	(507)
North American Aircraft Services, LLC	1,578	—	(2,216)	(638)
WadeCo. Specialties, Inc.	—	(818)	—	(818)
Alloy Die Casting	—	(1,251)	—	(1,251)
Targus Group International, Inc.	—	(1,254)	—	(1,254)
Meridian Rack & Pinion, Inc.	—	(1,647)	—	(1,647)
B+T Group Acquisition Inc.	—	(1,934)	—	(1,934)
Francis Drilling Fluids, Ltd.	—	(2,575)	—	(2,575)
PLATO Learning, Inc.	—	(2,663)	—	(2,663)
Edge Adhesives Holdings, Inc.	—	(3,196)	6	(3,190)
Saunders & Associates	(8,884)	(3,255)	8,680	(3,459)
GFRC Holdings, LLC	(10,797)	(5,308)	10,483	(5,622)
RBC Acquisition Corp.	—	(7,647)	—	(7,647)
Other, net (<$250)	240	(985)	(226)	(971)

Total:	$(34,176)	$(10,953)	$34,600	$(10,529)

The largest driver of our net unrealized depreciation (excluding reversals) for the year ended September 30, 2015, were the decreases in comparable multiples used in valuations and a decline in the financial and operational performance of GFRC and RBC Acquisition Corp. (“RBC”), resulting in $5.6 million and $7.6 million, respectively, of net unrealized depreciation during the year. Partially offsetting this net unrealized depreciation for the year ended September 30, 2015, was the net unrealized appreciation on Funko of $11.5 million due to increases in comparable multiples used in valuations and incremental improvements in the financial and operational performance of these portfolio companies.

During the year ended September 30, 2014, we recorded net unrealized appreciation of investments in the aggregate amount of $7.4 million, which included the reversal of an aggregate of $18.0 million in cumulative unrealized depreciation primarily related to the repayment of principal in full at par on International Junior Golf Training Acquisition Company (“Junior”) and the sales of BAS and LocalTel during the fiscal year. Excluding reversals, we recorded $10.6 million in net unrealized depreciation for the year ended September 30, 2014. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the year ended September 30, 2014, consisted of approximately $16.3 million of depreciation on our debt investments and approximately $5.7 million of appreciation on our equity investments.

The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2014, were as follows:

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

The largest driver of our net unrealized depreciation (excluding reversals) for the year ended September 30, 2014, was the decreases in comparable multiples used in valuations and a decline in the financial and operational performance of Midwest Metal and RBC Acquisition Corp. (“RBC”) resulting in $12.9 million and $5.3 million, respectively, of net unrealized depreciation during the year. Partially offsetting this net unrealized depreciation for the year ended September 30, 2014, was the net unrealized appreciation on Defiance Integrated Technologies, Inc. (“Defiance”) of $4.6 million and on Funko of $4.2 million due to increases in comparable multiples used in valuations and incremental improvements in the financial and operational performance of these portfolio companies.

As of September 30, 2015, the fair value of our investment portfolio was less than its cost basis by approximately $44.4 million and our entire investment portfolio was valued at 89.2% of cost, as compared to cumulative net unrealized depreciation of $68.0 million and a valuation of our entire portfolio at 80.5% of cost as of September 30, 2014. This decrease year over year in the cumulative unrealized depreciation on investments represents net unrealized appreciation of $23.6 million for the year ended September 30, 2015. Of our current investment portfolio, 10 portfolio companies originated before December 31, 2008, which represented 25.8% of the entire cost basis of our portfolio, were valued at 60.0% of cost and included our two investments on non-accrual status. Our 38 portfolio companies that originated after December 31, 2008, representing 74.2% of the entire cost basis of our portfolio, were valued at 99.3% of cost and none of which were on non-accrual status.

The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

Net unrealized (appreciation) depreciation of other includes the net change in the fair value of our Credit Facility and our interest rate swap during the year, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the year ended September 30, 2015, we recorded a net unrealized depreciation of other of $1.3 million, compared to a net unrealized appreciation of $1.1 million for the year ended September 30, 2014. Our Credit Facility was fair valued at $127.3 million and $38.0 million as of September 30, 2015 and 2014, respectively. The interest rate swap was fair valued at $0 as of September 30, 2015 and 2014.

Comparison of the Year Ended September 30, 2014 to the Year Ended September 30, 2013

	For the Year Ended September 30,
	2014	2013	$ Change	%Change
INVESTMENT INCOME
Interest income	$32,170	$33,533	$(1,363)	(4.1)%
Other income	4,415	2,621	1,794	68.4

Total investment income	36,585	36,154	431	1.2

EXPENSES
Base management fee	5,864	5,622	242	4.3
Loan servicing fee	3,503	3,656	(153)	(4.2)
Incentive fee	4,297	4,343	(46)	(1.1)
Administration fee	853	647	206	31.8
Interest expense on borrowings	2,628	3,182	(554)	(17.4)
Dividend expense on mandatorily redeemable preferred stock	3,338	2,744	594	21.6
Amortization of deferred financing fees	1,247	1,211	36	3.0
Other expenses	2,084	1,540	544	35.3

Expenses, before credits from Adviser	23,814	22,945	869	3.8
Credit to base management fee – loan servicing fee	(3,503)	(3,656)	153	4.2
Credit to fees from Adviser - other	(2,094)	(1,521)	(573)	(37.7)

Total expenses, net of credits	18,217	17,768	449	2.5

NET INVESTMENT INCOME	18,368	18,386	(18)	(0.1)

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments and escrows	(12,113)	(5,231)	(6,882)	(131.6)
Net realized loss on extinguishment of debt	(1,297)	—	(1,297)	(100.0)
Net unrealized appreciation of investments	7,389	15,673	(8,284)	(52.9)
Net unrealized (appreciation) depreciation of other	(1,114)	3,391	(4,505)	NM

Net (loss) gain from investments, escrows and other	(7,135)	13,833	(20,968)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,233	$32,219	$(20,986)	(65.1)

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.87	$0.88	$(0.01)	(1.1)

Net increase in net assets resulting from operations	$0.53	$1.53	$(1.00)	(65.4)

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

As of September 30, 2014, three portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio. As of September 30, 2013, two portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $39.5 million, or 12.6%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland on non-accrual status and effective June 1, 2014 we placed Midwest Metal on non-accrual status. During the year ended September 30, 2014, we sold our investment in LocalTel that had been on non-accrual status. During the year ended September 30, 2013, we sold our investments in three portfolio companies that had been on non-accrual status and wrote off our investment in one portfolio company that had been on non-accrual status. There were no other new non-accruals added and no non-accruals were placed on accrual during the years ended September 30, 2014 and 2013.

Other income for the year ended September 30, 2014, consisted primarily of $0.7 million in dividend income received from FedCap, $0.5 million in success fees received related to the early payoff of Thibaut at par, $0.4 million in legal settlement proceeds received related to a portfolio company previously sold, $0.8 million in aggregate of prepaid success fees, dividend income and other fees received from FDF, $0.1 million in prepayment fees received from POP, an aggregate of $0.3 million in prepayment fees from the early payoff of five syndicate investments at par and $1.4 million in success fees received related to our sale of substantially all of the assets of Lindmark and the ensuing pay down of our debt investments in Lindmark at par in September 2013. For the year ended September 30, 2013, other income consisted primarily of $1.1 million in success fees received related to the early payoff of Westlake Hardware, Inc. (“Westlake”) at par, $0.6 million in success fees related to the early payoff of CMI Acquisition, LLC (“CMI”) at par and an aggregate of $0.9 million in prepayment fees from the early payoffs of eight of our syndicate investments at par during the prior year.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2014		Year Ended September 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$28,283	10.1%	$2,879	7.9%
Francis Drilling Fluids, Ltd.	22,837	8.1	2,847	7.8
J. America, Inc. (A)	16,648	5.9	1,444	4.0
Funko, LLC	13,508	4.8	1,100	3.0
Defiance Integrated Technologies, Inc.	13,006	4.6	743	2.0

Subtotal—five largest investments	94,282	33.5	9,013	24.7
Other portfolio companies	187,004	66.5	27,557	75.3
Other non-portfolio company income	—	—	15	—

Total Investment Portfolio	$281,286	100.0%	$36,585	100.0%

	As of September 30, 2013		Year Ended September 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$30,991	12.1%	$2,416	6.7%
Allen Edmonds Shoe Corporation(A)	19,604	7.6	1,717	4.8
Midwest Metal Distribution, Inc.	17,733	6.9	2,240	6.2
Francis Drilling Fluids, Ltd.	14,667	5.7	1,977	5.4
AG Transportation Holdings, LLC(A)	12,984	5.1	1,407	3.9

Subtotal—five largest investments	95,979	37.4	9,757	27.0
Other portfolio companies	160,899	62.6	26,265	72.6
Other non-portfolio company income	—	—	132	0.4

Total Investment Portfolio	$256,878	100.0%	$36,154	100.0%

(A)	New investment during applicable year.

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

The increase of $0.6 million in dividend expense on our mandatorily redeemable preferred stock during the year ended September 30, 2014, as compared to the prior year, was primarily due to the higher monthly distribution amount on our

Series 2021 Term Preferred Stock, which was issued in May 2014 and voluntary redemption of our Series 2016 Term Preferred Stock, which was issued in November 2011 and redeemed in May 2014, (resulting in more shares of our Series 2021 Term Preferred Stock being issued and outstanding, partially offset by a lower rate on the new issuance). Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our mandatorily redeemable preferred stock.

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

Partially offsetting these increases in expenses were decreases in the net base management and incentive fees of $0.2 million each when compared to the prior year, which were due primarily to the larger credits of each of these fees during the year ended September 30, 2014. During both fiscal years ended September 30, 2014 and 2013, there were incentive fees earned during the year; however, partial incentive fee credits were provided by the Adviser to ensure distributions to stockholders were covered entirely by net investment income.

The base management fee, loan servicing fee, incentive fee and associated irrevocable, unconditional and non-contractual credits are computed quarterly, as described under “Investment Advisory and Management Agreement” and “Loan Servicing Fee Pursuant to the Credit Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the table below:

	Year Ended September 30,
	2014	2013
Average total assets subject to base management fee(A)	$293,200	$281,100
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	5,864	5,622
Portfolio fee credit	(797)	(324)
Senior syndicated loan fee credit	(117)	(183)

Net Base Management Fee	$4,950	$5,115

Loan servicing fee(B)	$3,503	$3,656
Credit to base management fee – loan servicing fee(B)	(3,503)	(3,656)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$4,297	$4,343
Incentive fee credit	(1,180)	(1,014)

Net Incentive Fee	$3,117	$3,329

Portfolio fee credit	$(797)	$(324)
Senior syndicated loan fee credit	(117)	(183)
Incentive fee credit	(1,180)	(1,014)

Credit to Fees from Adviser - Other(B)	$(2,094)	$(1,521)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and appropriately adjusted for any share issuances or repurchases during the applicable year.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this report.

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

For the year ended September 30, 2013, we recorded a net realized loss on investments and escrows of $5.2 million, which primarily consisted of realized losses of $2.9 million related to the sale of Kansas Cable Holdings, Inc. (“KCH”) for net proceeds of $0.6 million, $2.4 million related to the sale of Viapack, Inc. (“Viapack”) for net proceeds of $5.9 million and $0.9 million related to the write off of Access TV. These realized losses were partially offset by realized gains of $1.0 million, which consisted of a combined $0.5 million of escrowed proceeds and tax refunds received in connection with exits on two investments in fiscal year 2012 and an aggregate of $0.5 million of unamortized discounts related to the early payoffs at par of 12 syndicated investments during the year.

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

The largest driver of our net unrealized depreciation (excluding reversals) for the year ended September 30, 2014, was the decreases in comparable multiples used in valuations and a decline in the financial and operational performance of Midwest Metal and RBC resulting in $12.9 million and $5.3 million, respectively, of net unrealized depreciation during the year. Partially offsetting this net unrealized depreciation for the year ended September 30, 2014, was the net unrealized appreciation on Defiance of $4.6 million and on Funko of $4.2 million due to increases in comparable multiples used in valuations and incremental improvements in the financial and operational performance of these portfolio companies.

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

The largest driver of our net unrealized depreciation (excluding reversals) for the year ended September 30, 2013, was due to a decline in financial and operational performance of Defiance and Midwest Metal resulting in $2.2 million and $2.1 million, respectively, of net unrealized depreciation during the year. Partially offsetting this net unrealized depreciation was the net unrealized appreciation on RBC of $2.2 million during the year ended September 30, 2013, due to an incremental improvement in the financial and operational performance of this portfolio company.

As of September 30, 2014, the fair value of our investment portfolio was less than its cost basis by approximately $68.0 million and our entire investment portfolio was valued at 80.5% of cost, as compared to cumulative net unrealized depreciation of $75.4 million and a valuation of our entire portfolio at 77.3% of cost as of September 30, 2013. This decrease year over year in the cumulative unrealized depreciation on investments represents net unrealized appreciation of $10.1 million for the year ended September 30, 2014. Of our current investment portfolio, 11 portfolio companies originated before December 31, 2007, which represented 39.0% of the entire cost basis of our portfolio, were valued at 54.0% of cost and included our three investments on non-accrual status. Our 34 portfolio companies that originated after December 31, 2007, representing 61.0% of the entire cost basis of our portfolio, were valued at 97.5% of cost and none of which were on non-accrual status.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash used by operating activities for the year ended September 30, 2015, was $74.5 million as compared to net cash provided by operating activities of $0.5 million for the year ended September 30, 2014. The increase in cash used by operating activities was primarily due to the increase in purchases of investments and a decrease in repayments on investments during the year ended September 30, 2015. For the year ended September 30, 2013, net cash provided by operating activities was $32.1 million, which was primarily driven by principal repayments and net proceeds from sales of investments during fiscal year 2013.

As of September 30, 2015, we had loans to, syndicated participations in or equity investments in 48 private companies, with an aggregate cost basis of approximately $410.2 million. As of September 30, 2014, we had loans to, syndicated participations in or equity investments in 45 private companies, with an aggregate cost basis of approximately $349.3 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2015 and 2014:

	Year Ended September 30,
	2015	2014
Beginning investment portfolio, at fair value	$281,286	$256,878
New investments	102,299	81,731
Disbursements to existing portfolio companies	33,824	20,314
Scheduled principal repayments	(1,182)	(2,802)
Unscheduled principal repayments	(12,559)	(65,058)
Net proceeds from sales of investments	(28,602)	(4,700)
Net unrealized depreciation of investments	(10,953)	(10,587)
Reversal of prior period net depreciation of investments on realization	34,600	17,976
Net realized loss on investments	(33,666)	(12,163)
Increase in investment balance due to PIK interest(A)	665	288
Cost adjustments on non-accrual loans	328	(717)
Net change in premiums, discounts and amortization	(149)	126

Ending Investment Portfolio, at Fair Value	$365,891	$281,286

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2015.

Year Ending September 30,	Amount
2016	$102,851
2017	11,072
2018	34,499
2019	62,609
Thereafter	163,904

Total contractual repayments	$374,935
Equity investments	36,319
Adjustments to cost basis on debt investments	(1,010)

Investment Portfolio as of September 30, 2015, at Cost:	$410,244

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2015 of $72.0 million consisted primarily of $90.6 million in net borrowings on our Credit Facility and $17.7 million in distributions to common stockholders.

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

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income and capital gains in each fiscal year. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the years ended September 30, 2015, 2014 and 2013, which totaled an aggregate of $17.7 million, $17.6 million and $17.6 million, respectively. In October 2015, our Board of Directors declared a monthly distribution of $0.07 per common share for each of October, November and December 2015. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2016.

From inception through September 30, 2015, we have paid 153 either monthly or quarterly consecutive distributions to common stockholders totaling approximately $256.8 million or $15.31 per share.

For the year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred dividends) exceeded our common stockholder distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.7 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year. For each of the years ended September 30, 2014 and 2013, common stockholder distributions declared and paid exceeded our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred dividends), which resulted in an estimated partial return of capital of approximately $15.2 million and $1.3 million, respectively. The returns of capital resulted primarily from accounting principles generally accepted in the U.S. (“GAAP”) realized losses being recognized as ordinary losses for federal income tax purposes in each of those fiscal years.

Preferred Stock Dividends

We paid monthly cash dividends of $0.140625 per share of our Series 2021 Term Preferred Stock for each month during the year ended September 30, 2015, which totaled an aggregate of $4.1 million. During the year ended September 30, 2015 we paid monthly cash dividends of $0.1484375 per share of our Series 2021 Term Preferred Stock for each of the nine months from October 2013 through May 2014, which totaled an aggregate of $2.3 million. In May 2014, our Board of Directors declared, and we paid, a combined May and June 2014 cash distribution of $0.1968750 per share of our Series 2021 Term Preferred Stock. This covered a prorated portion of May 2014 from the time the stock was issued and outstanding and the full month of June 2014. We paid a monthly dividends of $0.140625 per share of Series 2021 Term Preferred Stock for each of July, August and September 2014. In October 2015, our Board of Directors declared a monthly dividends of $0.140625 per share of Series 2021 Term Preferred Stock for each of October, November and December 2015.

For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and have been characterized as ordinary income to our preferred stockholders since our Series 2016 Term Preferred Stock was issued in November 2011 and we anticipate the same characterization for our Series 2021 Term Preferred Stock, issued in May 2014.

Equity

Registration Statement

We filed Post-effective Amendment No. 4 to our universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-185191) with the SEC on December 1, 2014, and subsequently filed Post-effective Amendment No. 5 to our Registration Statement on January 29, 2015, which the SEC declared effective January 30, 2015. Our Registration Statement registered an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2015, we have the ability to issue up to $237.8 million in securities under our Registration Statement through one or more transactions.

We sold an aggregate of 131,462 shares, or $1.2 million in gross proceeds, of our common stock under the Sales Agreements during the year ended September 30, 2015. In addition on October 27, 2015 we sold 2.3 million shares, or $19.7 million in gross proceeds, inclusive of the overallotment, which occurred in November 2015 – both discussed in more detail below.

Common Stock

Pursuant to our Registration Statement, on October 27, 2015, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $8.55 per share. Gross proceeds totaled $17.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $16.0 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, in November 2015, the underwriters exercised their option to purchase an additional 300,000 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $2.6 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $2.4 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. To the extent that our common stock continues to trade at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder and independent director approval or a rights offering to existing common stockholders.

At our Annual Meeting of Stockholders held on February 12, 2015, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 11, 2016, our stockholders will again be asked to vote in favor of renewing this proposal for another year.

On February 27, 2015, we entered into the Sales Agreements (commonly referred to as “at-the-market agreements”) under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 2015, we sold an aggregate of 131,462 shares of our common stock for $1.0 million, net of underwriter’s commissions and other offering expenses borne by us, under the Sales Agreements. The remaining availability under our Sales Agreements is approximately $48.8 million.

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

Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200.0% on our “senior securities that are stock” and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017.

The asset coverage on our “senior securities that are stock” as of September 30, 2015 was 199.3%. However, we were not required to redeem any shares of our Series 2021 Term Preferred Stock because, pursuant to the 1940 Act, on the date that we were required to measure the asset coverage on our “senior securities that are stock,” (October 13, 2015), which was when our Board of Directors declared a distribution on our common stock and mandatorily redeemable preferred stock dividends, the asset coverage on our “senior securities that are stock” was 202.6%. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2015, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2015, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015, which equates to $205.0 million as of September 30, 2015, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $252.4 million, asset coverage on our “senior securities representing indebtedness” of 294.6% and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of September 30, 2015. As of September 30, 2015 we were in compliance with all of our Credit Facility covenants.

Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2015 and 2014, our unused line of credit commitments totaled $14.7 million and $5.9 million, at cost, respectively.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of September 30, 2015 and 2014, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P. of $2.2 million and $2.8 million, at cost, respectively.

Of our interest bearing debt investments as of September 30, 2015, 30.2% had a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally recognize success fees as income only when the payment has been received. As a result, as of September 30, 2015 and 2014, we had aggregate off-balance sheet success fee receivables of $7.7 million and $11.0 million (or approximately $0.37 per common share and $0.52 per common share), respectively, on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2015, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$127,300	$—	$127,300
Mandatorily Redeemable Preferred Stock	—	—	61,000	—	61,000
Interest expense on debt obligations(C)	8,787	26,360	12,750	—	47,897

Total	$8,787	$26,360	$201,050	$—	$236,197

(A)	Excludes our unused line of credit and uncalled capital commitments to our portfolio companies in an aggregate amount of $16.9 million, at cost, as of September 30, 2015.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual revolver period end date to the revolving nature of the facility.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2021Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2015. Dividend payments on our Series 2021 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”) as our most critical accounting policy.

Investment Valuation

Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period.

Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Refer to Note 2—Summary of Significant Accounting Policies and Note 3 — Investments in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements.

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

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”) (as defined in Rule 2a-7 under the 1940 Act), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the quarter ended June 30, 2014, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification.

The following table reflects risk ratings for all proprietary loans in our portfolio at September 30, 2015 and 2014, representing approximately 84.1% and 80.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2015	2014
Highest	8.0	9.0
Average	5.9	5.9
Weighted Average	6.0	5.2
Lowest	4.0	2.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2015 and 2014, representing approximately 10.8% and 16.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2015	2014
Highest	6.0	6.0
Average	4.8	4.6
Weighted Average	4.9	4.8
Lowest	3.0	3.5

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at September 30, 2015 and 2014, representing approximately 5.1% and 2.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2015	2014
Highest	6.0	4.0
Average	4.8	4.0
Weighted Average	4.3	4.0
Lowest	3.0	4.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes and also to limit certain federal excise taxes imposed on RICs. Refer to Note 10—Federal and State Income Taxes in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding our tax status.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs and amendment fees and the accretion of original issue discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest.

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

Refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding revenue recognition.

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for a description and our application of recent accounting pronouncements. We are currently assessing whether additional disclosure requirements will be necessary in future periods and anticipate no impact from adoption of recent accounting pronouncements on our financial position or results of operations.

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

We target to have approximately 10.0% of the loans in our portfolio at fixed rates, with approximately 90.0% made at variable rates or variable rates with a floor. All of our variable-rate loans have rates generally associated with either the current LIBOR or prime rate. As of September 30, 2015, our portfolio consisted of the following:

84.1%	Variable rates with a LIBOR or prime rate floor
15.9	Fixed rates

100.0%	total

Pursuant to the terms under our Credit Facility, in July 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the one month LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on our Credit Facility, which are at variable rates. As of September 30, 2015 and September 30, 2014, our interest rate cap agreement had a fair value of $0.

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2015 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (A)	Increase in Interest Income	Increase (Decrease) in Interest Expense	Net (Decrease) Increase in Net Assets Resulting from Operations
Up 300 basis points	$2,520	$3,819	$(1,299)
Up 200 basis points	1,005	2,546	(1,541)
Up 100 basis points	350	1,273	(923)
Down 20 basis points	—	(253)	253

(A)	As of September 30, 2015, our effective average LIBOR was 0.20%, therefore, the largest decrease in basis points that could occur was 15 basis points.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2015.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 23, 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at September 30, 2015 and 2014, by correspondence with the custodian, and where replies were not received, we performed alternative auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA
November 23, 2015

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,
	2015	2014
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (Cost of $287,055 and $225,845, respectively)	$277,411	$198,926
Affiliate investments (Cost of $81,427 and $61,281, respectively)	66,029	57,006
Control investments (Cost of $41,762 and $62,159, respectively)	22,451	25,354

Total investments at fair value (Cost of $410,244 and $349,285, respectively)	365,891	281,286
Cash and cash equivalents	3,808	6,314
Restricted cash and cash equivalents	283	675
Interest receivable, net	5,581	2,767
Due from custodian	1,186	6,022
Deferred financing fees	4,161	3,340
Other assets, net	1,572	1,025

TOTAL ASSETS	$382,482	$301,429

LIABILITIES
Borrowings at fair value (Cost of $127,300 and $36,700, respectively)	$127,300	$38,013
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding at September 30, 2015 and 2014, respectively	61,000	61,000
Accounts payable and accrued expenses	597	462
Interest payable	272	146
Fees due to Adviser(A)	904	875
Fee due to Administrator(A)	250	218
Other liabilities	715	1,055

TOTAL LIABILITIES	$191,038	$101,769

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value, 46,000,000 shares authorized and 21,131,622 and 21,000,160 shares issued and outstanding, respectively	$21	$21
Capital in excess of par value(C)	307,862	307,348
Note receivable from employee(A)	—	(100)
Cumulative net unrealized depreciation of investments	(44,353)	(67,999)
Cumulative net unrealized appreciation of other	(61)	(1,374)
Overdistributed net investment income(C)	(1,541)	(1,928)
Accumulated net realized losses	(70,484)	(36,308)

TOTAL NET ASSETS	$191,444	$199,660

NET ASSET VALUE PER COMMON SHARE AT END OF YEAR	$9.06	$9.51

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.
(C)	Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2015	2014	2013
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$27,343	$25,117	$27,704
Affiliate investments	6,434	3,721	216
Control investments	1,113	3,317	5,481
Other	5	15	132

Total interest income	34,895	32,170	33,533
Other income
Non-Control/Non-Affiliate investments	2,180	1,885	2,621
Affiliate investments	—	701	—
Control investments	983	1,829	—

Total other income	3,163	4,415	2,621

Total investment income	38,058	36,585	36,154

EXPENSES
Base management fee(A)	6,888	5,864	5,622
Loan servicing fee(A)	3,816	3,503	3,656
Incentive fee(A)	4,083	4,297	4,343
Administration fee(A)	1,033	853	647
Interest expense on borrowings	3,828	2,628	3,182
Dividend expense on mandatorily redeemable preferred stock	4,116	3,338	2,744
Amortization of deferred financing fees	1,106	1,247	1,211
Professional fees	999	993	514
Other general and administrative expenses	1,189	1,091	1,026

Expenses, before credits from Adviser	27,058	23,814	22,945
Credit to base management fee - loan servicing fee(A)	(3,816)	(3,503)	(3,656)
Credit to fees from Adviser - other(A)	(2,884)	(2,094)	(1,521)

Total expenses, net of credits	20,358	18,217	17,768

NET INVESTMENT INCOME	17,700	18,368	18,386

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	(8,410)	(1,431)	(439)
Control investments	(25,256)	(10,732)	(5,314)
Escrows	(510)	50	522
Extinguishment of debt	—	(1,297)	—

Total net realized loss	(34,176)	(13,410)	(5,231)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	9,116	9,925	(7,125)
Control investments	25,654	6,304	22,414
Affiliate investments	(11,123)	(8,840)	384
Other	1,313	(1,114)	3,391

Total net unrealized appreciation	24,960	6,275	19,064

Net realized and unrealized (loss) gain	(9,216)	(7,135)	13,833

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,484	$11,233	$32,219

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.84	$0.87	$0.88

Net increase in net assets resulting from operations	$0.40	$0.53	$1.53

Distributions declared and paid per share	$0.84	$0.84	$0.84

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	21,066,844	21,000,160	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2015	2014	2013
OPERATIONS
Net investment income	$17,700	$18,368	$18,386
Net realized loss on investments and escrows	(34,176)	(12,113)	(5,231)
Realized loss on extinguishment of debt	—	(1,297)	—
Net unrealized appreciation of investments	23,647	7,389	15,673
Net unrealized depreciation (appreciation) of other	1,313	(1,114)	3,391

Net increase in net assets from operations	8,484	11,233	32,219

DISTRIBUTIONS
Distributions to common stockholders from ordinary income	(17,700)	(2,430)	(16,309)
Return of capital to common stockholders	—	(15,210)	(1,331)

Net decrease in net assets from distributions	(17,700)	(17,640)	(17,640)

CAPITAL TRANSACTIONS
Repayment of principal on employee notes(A)	100	75	2,849
Issuance of common stock	1,169	—	—
Offering costs for issuance of common stock	(269)	—	—

Net increase in net assets from capital transactions	1,000	75	2,849

NET (DECREASE) INCREASE IN NET ASSETS	(8,216)	(6,332)	17,428
NET ASSETS, BEGINNING OF YEAR	199,660	205,992	188,564

NET ASSETS, END OF YEAR	$191,444	$199,660	$205,992

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,484	$11,233	$32,219
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:

Purchase of investments	(136,123)	(102,045)	(90,157)
Principal repayments on investments	13,741	67,860	110,491
Net proceeds from sale of investments	28,602	4,700	6,557
Increase in investment balance due to paid-in-kind interest	(665)	(288)	(234)
Net change in premiums, discounts and amortization	149	(126)	345
Cost adjustments on non-accrual loans	(328)	717	—
Net realized loss on investments	33,666	12,163	5,753
Net unrealized appreciation of investments	(23,647)	(7,389)	(15,673)
Realized loss on extinguishment of debt	—	1,297	—
Net unrealized appreciation (depreciation) of other	(1,313)	1,114	(3,391)
Decrease (increase) in restricted cash and cash equivalents	392	501	(371)
(Increase) decrease in interest receivable	(2,814)	(279)	208
Decrease (increase) in funds due from custodian	4,836	10,451	(14,296)
Amortization of deferred financing fees	1,106	1,247	1,211
Decrease (increase) in other assets	(547)	61	(136)
Increase (decrease) in accounts payable and accrued expenses	135	(32)	19
Increase (decrease) in interest payable	126	(24)	(15)
Increase (decrease) in fees due to Adviser(A)	29	(831)	(124)
Increase (decrease) in fee due to Administrator(A)	32	92	(48)
(Decrease) increase in other liabilities	(340)	51	(222)

Net cash (used in) provided by operating activities	(74,479)	473	32,136

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	147,500	108,800	84,800
Repayments on borrowings	(56,900)	(119,000)	(96,700)
Proceeds from issuance of mandatorily redeemable preferred stock	—	61,000	—
Redemption of previously issued mandatorily redeemable preferred stock	—	(38,497)	—
Purchase of derivative	—	—	(62)
Deferred financing fees	(1,927)	(2,797)	(1,340)
Proceeds from issuance of common stock	1,169	—	—
Offering costs for issuance of common stock	(269)	—	—
Distributions paid to common stockholders	(17,700)	(17,640)	(17,640)
Receipt of principal on employee notes(A)	100	75	2,849

Net cash provided by (used in) financing activities	71,973	(8,059)	(28,093)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,506)	(7,586)	4,043
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,314	13,900	9,857

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,808	$6,314	$13,900

CASH PAID DURING YEAR FOR INTEREST	$3,702	$2,650	$3,230
CASH PAID DURING YEAR FOR DIVIDENDS ON MANDATORILY REDEEMABLE PREFERRED STOCK	4,116	3,338	2,744
NON-CASH ACTIVITIES(B)	1,905	—	—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	In September 2015, GFRC Holdings, LLC (“GFRC”) was restructured. As part of this restructure we converted our outstanding debt which had a cost basis of $12.7 million into a term note, a line of credit and preferred stock, which resulted in a realized loss of $10.8 million recognized in our accompanying Consolidated Statements of Operations during the quarter ended September 30, 2015.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$12,980	$12,870
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	564
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,224	13,434

Allison Publications, LLC	Printing and publishing	Secured First Lien Line of Credit, $250 available (8.3%, Due 9/2016)(D)	350	350	347
		Secured First Lien Debt (8.3%, Due 9/2018)(D)	2,444	2,444	2,422
		Secured First Lien Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,360

				8,194	8,129

Alloy Die Casting Corp.	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,947
		Preferred Stock (1,742 shares)(F)(H)		1,742	153
		Common Stock (270 shares)(F)(H)		18	—

				6,995	5,100

Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,264
		Preferred Stock (1,253 shares)(F)(H)(K)		1,253	2,268

				5,528	6,532

B+T Group Acquisition Inc.	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,865
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,865

Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	32

Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(J)	7,800	7,800	7,800
		Preferred Stock (700,000 units)(H)(J)		700	700

				8,500	8,500

Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.4%, Due 4/2020)(D)	15,000	15,000	12,938
		Secured Second Lien Debt (10.3%, Due 4/2020)(D)	7,000	7,000	6,037
		Preferred Equity Units (999 units)(F)(H)		648	747
		Common Equity Units (999 units)(F)(H)		1	206

				22,649	19,928

Funko, LLC	Personal and non-durable consumer products	Secured First Lien Debt (9.3%, Due 5/2019)(F)(G)	7,500	7,500	7,500
		Secured First Lien Debt (9.3%, Due 5/2019)(F)(G)	2,000	2,000	2,000
		Preferred Equity Units (1,305 units)(L)(H)		1,305	17,314

				10,805	26,814

GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $840 available (9.0%, Due 9/2018)(J)	360	360	360
		Secured First Lien Debt (9.0%, Due 9/2018)(J)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(H)(J)		1,025	1,025
		Common stock warrant (45% ownership) (H)(J)		—	—

				2,385	2,385

Heartland Communications Group	Broadcasting and entertainment	Secured First Lien Line of Credit, $0 available (5.0%, Due 10/2015)(F)(G)(I)	91	82	31
		Secured First Lien Line of Credit, $0 available (10.0%, Due 10/2015)(F)(G)(I)	91	74	31
		Secured First Lien Debt (5.0%, Due 10/2015)(F)(G)(I)	3,931	3,568	1,338
		Common Stock Warrants (8.8% ownership)(F)(H)		66	—

				3,790	1,400

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, 1.0% PIK, Due 12/2019)(D)(G)	$7,538	$7,538	$7,331
		Secured Second Lien Debt (11.5%, 1.0% PIK, Due 12/2019)(D)(G)	9,548	9,548	9,274

				17,086	16,605

Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,214 uncalled capital commitment)(H)(O)		781	555

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (11.0%, Due 11/2014)(D)	6,699	6,699	3,816

Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	4,036
		Preferred Stock (1,449 shares)(F)(H)		1,449	—

				5,589	4,036

Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(J)	6,750	6,750	6,750
		Common Stock (2.49% ownership)(H)(J)		450	450

				7,200	7,200

Precision Acquisition Group Holdings, Inc.	Machinery	Secured First Lien Equipment Note (11.0%, Due 4/2016)(D)	1,000	1,000	1,104
		Secured First Lien Debt (11.0%, Due 4/2016)(D)	4,125	4,125	2,910
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(D)	4,053	4,053	640

				9,178	4,654

Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(D)	8,000	8,000	7,600
		Preferred Stock (4,054,054 shares)(F)(H)		750	1,274

				8,750	8,874

Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(J)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(J)	8,000	8,000	8,000
		Common Stock (250,000 units)(H)(J)		250	250

				8,250	8,250

TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (10.0%, Due 7/2017)(J)	—	—	—
		Secured First Lien Debt (10.0%, Due 7/2020)(J)	13,000	13,000	13,000

				13,000	13,000

United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $4,000 available (7.0%, Due 2/2018)(D)	—	—	—
		Secured First Lien Debt (9.3%, Due 2/2020)(D)	20,284	20,284	20,030
		Preferred Stock (245 shares)(F)(H)		245	261
		Common Stock (500 shares)(F)(H)		5	64

				20,534	20,355

Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $550 available (7.5%, Due 12/2017)(D)	1,450	1,450	1,434
		Secured First Lien Debt (9.75%, Due 12/2019)(D)	9,000	9,000	8,899

				10,450	10,333

WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $2,525 available (8.0%, Due 3/2016)(D)	2,475	2,475	2,388
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	12,750	12,750	12,307
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,748
		Preferred Stock (1,000 shares)(F)(H)		477	477

				22,702	21,920

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 4/2016)(D)	$4,000	$4,000	$4,013
		Common Stock (58,333 shares)(F)(H)		408	639

				4,408	4,652

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$225,604	$222,369

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Secured First Lien Debt (9.0% and 1.3% PIK, Due 3/2016)(E)	$7,367	$7,352	$7,367

Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (11.0%, Due 1/2018)(E)	700	698	692

First American Payment Systems, L.P.	Finance	Secured Second Lien Debt (10.8%, Due 4/2019)(L)	4,195	4,172	4,006

GTCR Valor Companies, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	3,000	2,984	2,940

New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,989	3,720

PLATO Learning, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.0% PIK, Due 6/2020)(D)(G)	2,718	2,666	2,715
		Common Stock (21,429 shares)(F)(H)		2,637	—

				5,303	2,715

PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,436	3,430

RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	2,000	1,971	1,720

SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,822	4,350

Targus Group International, Inc.	Textiles and leather	Secured First Lien Debt (13.8% and 1.0% PIK, Due 5/2016)(E)	8,976	8,950	6,911

The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	996	930

Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)	3,960	3,839	3,524

Vision Solutions, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 7/2017)(E)	8,000	7,968	7,960

Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,476	4,388

W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	389

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$61,451	$55,042

Total Non-Control/Non-Affiliate Investments (represented 75.8% of total investments at fair value)				$287,055	$277,411

AFFILATE INVESTMENTS(Q) :
Proprietary Investments:
Ashland Acquisition LLC	Printing and publishing	Secured First Lien Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)(G)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(D)(G)	7,000	7,000	7,017
		Preferred Equity Units (4,400 units)(F)(H)		440	574
		Common Equity Units (4,400 units)(F)(H)		—	238

				7,440	7,829

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILATE INVESTMENTS(Q) (Continued):
Edge Adhesives Holdings, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,123
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,582
		Preferred Stock (2,516 shares)(F)(H)		2,516	—

				10,316	7,705

FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H)(N)		1,634	1,647

Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,940
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,920
		Common Stock (152,603 shares)(F)(H)		1,855	2,211

				15,855	16,071

LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $1,950 available (6.5%, Due 12/2017)(D)	1,050	1,050	1,049
		Secured First Lien Debt (9.5%, Due 12/2019)(D)	10,579	10,579	10,566
		Common Stock (921,000 shares)(F)(H)		921	545

				12,550	12,160

RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Line of Credit, $0 available (9.0%, Due 12/2015)(F)	4,000	4,000	4,000
		Secured First Lien Mortgage Note (9.5%, Due 12/2015)(F)(G)	6,871	6,871	6,871
		Secured First Lien Debt (12.0%, Due 12/2015)(C)(F)	11,392	11,392	9,746
		Secured First Lien Debt (12.5%, Due 12/2015)(F)(G)	6,000	6,000	—
		Preferred Stock (4,999,000 shares)(F)(H)(K)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				33,632	20,617

Total Affiliate Proprietary Investments (represented 18.1% of total investments at fair value)				$81,427	$66,029

CONTROL INVESTMENTS(R):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,385	$6,385	$6,384
		Common Stock (15,500 shares)(F)(H)		1	6,586

				6,386	12,970

Lindmark Acquisition, LLC	Broadcasting and entertainment	Secured First Lien Debt, $0 available (25.0%, Due Upon Demand)(F)(G)	—	—	—
		Success Fee on Secured Second Lien Debt(F)	—	—	20
		Common Stock (100 shares)(F)(H)		317	—

				317	20

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R): Continued
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $604 available (8.0%, Due 5/2016)(F)(G)	$1,396	$1,396	$1,396
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)	5,000	5,000	2,379
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)	11,948	11,948	5,686
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				35,059	9,461

Total Control Proprietary Investments (represented 6.1% of total investments at fair value)				$41,762	$22,451

TOTAL INVESTMENTS(S)				$410,244	$365,891

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company. Additionally, the majority of the securities listed above, totaling $312.0 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at September 30, 2015, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	Last out tranche (“LOT”) of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near September 30, 2015, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New, or restructured proprietary investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2015 best represents fair value as of September 30, 2015.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	Subsequent to September 30, 2015, the investment was sold, and as such the fair value as of September 30, 2015 was based upon the sales amount.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May, 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $70.4 million; cumulative gross unrealized appreciation for federal income tax purposes is $25.7 million. Cumulative net unrealized depreciation is $44.7 million, based on a tax cost of $410.6 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Proprietary investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$12,899	$12,838
		Member Profit Participation (18.0% ownership)(F) (H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F) (H)		244	—

				14,143	12,838

Allison Publications, LLC	Printing and publishing	Secured First Lien Line of Credit, $0 available (8.3%, Due 9/2016)(D)	600	600	598
		Secured First Lien Debt (8.3%, Due 9/2018)(D)	2,875	2,875	2,864
		Secured First Lien Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,380

				8,875	8,842

Alloy Die Casting Co.	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	5,228
		Preferred Stock (1,742 shares)(F) (H)		1,742	1,122
		Common Stock (270 shares)(F) (H)		18	—

				6,995	6,350

Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,280
		Preferred Stock (1,253 shares)(F) (H) (M)		1,253	1,150

				5,528	5,430

Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	95

Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (12.4%, Due 11/2017)(D)(K)	15,000	15,000	14,550
		Secured Second Lien Debt (11.3%, Due 11/2017)(J)(K)	7,000	7,000	7,000
		Preferred Equity Units (999 units)(F) (H)		983	1,081
		Common Equity Units (999 units)(F) H)		1	206

				22,984	22,837

Funko, LLC	Personal and non-durable consumer products	Secured First Lien Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,645	7,645	7,817
		Preferred Equity Units (1,305 units)(F) (H)		1,305	5,691

				8,950	13,508

GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $130 available (10.5%, Due 12/2014)(D)	270	270	149
		Secured First Lien Debt (10.5%, Due 6/2016)(D)	4,924	4,924	2,708
		Secured First Lien Debt (13.0%, Due 6/2016)(D)	6,598	6,598	3,761

				11,792	6,618

Heartland Communications Group	Broadcasting and entertainment	Secured First Lien Line of Credit, $0 available (5.0%, Due 9/2014)(D) (G) (I)	100	97	65
		Secured First Lien Line of Credit, $0 available (10.0%, Due 9/2014)(D) (G) (I)	100	93	65
		Secured First Lien Debt (5.0%, Due 9/2014)(D) (G) (I)	4,342	4,196	809
		Common Stock Warrants (8.8% ownership)(F) (H)		66	—

				4,452	939

J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, Due 12/2019)(D)(G)	7,500	7,500	7,350
		Secured Second Lien Debt (11.5%, Due 12/2019)(D)(G)	9,500	9,500	9,298

				17,000	16,648

Leeds Novamark Capital I, L.P.	Private equity fund – healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,827 uncalled capital commitment)(H) (O)		173	36

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (12.0%, Due 1/2014)(D)	6,699	6,699	3,757

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	$4,140	$4,140	$4,135
		Convertible Preferred Stock (1,449 shares)(F) (H)		1,449	1,549

				5,589	5,684

North American Aircraft Services, LLC	Aerospace and defense	Secured Second Lien Debt (12.5%, Due 8/2016)(F) (L)	2,115	2,115	2,115
		Success Fee on Secured Second Lien Debt(F) (L)		—	639
		Common Stock Warrants (35,000 shares)(F) (H) (L)		350	1,928

				2,465	4,682

Precision Acquisition Group Holdings, Inc.	Machinery	Secured First Lien Equipment Note (9.0%, Due 3/2015)(D)	1,000	1,000	881
		Secured First Lien Debt (9.0%, Due 3/2015)(D)	4,125	4,125	485
		Secured First Lien Debt (9.0%, Due 3/2015)(C) (D)	4,053	4,053	457

				9,178	1,823

Saunders & Associates	Electronics	Secured First Lien Line of Credit, $0 available (11.3%, Due 5/2013)(D)	917	917	413
		Secured First Lien Debt (11.3%, Due 5/2013)(D)	8,947	8,947	4,026

				9,864	4,439

Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(J)	8,000	8,000	8,000
		Preferred Stock (4,054,054 shares)(H) (J)		750	750

				8,750	8,750

Sunburst Media - Louisiana, LLC	Broadcasting and entertainment	Secured First Lien Debt (8.5%, Due 2/2016)(F) (G)	6,026	6,026	1,600

WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $526 available (8.0%, Due 3/2015)(D)	1,474	1,474	1,452
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	4,500	4,500	4,433
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	4,500	4,500	4,421
		Preferred Stock (1,000 shares)(F) (H)		250	454

				10,724	10,760

Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (7.5%, Due 4/2016)(D)	50	50	46
		Secured First Lien Debt (12.5%, Due 4/2016)(D)	4,000	4,000	3,699
		Common Stock (58,333 shares)(H)		408	58

				4,458	3,803

Subtotal – Non-Control/Non-Affiliate Proprietary investments				$164,753	$139,439

Syndicated Investments:
Ameriqual Group, LLC	Beverage, food and tobacco	Secured First Lien Debt (9.0% and 1.5% PIK, Due 3/2016)(E)	$7,335	$7,283	$6,235

Ardent Medical Services, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.0%, Due 1/2019)(E)	7,143	7,135	7,224

Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (10.5%, Due 1/2018)(E)	833	830	800

Blue Coat Systems, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 6/2020)(E)	3,000	2,974	3,038

Envision Acquisition Company, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.8%, Due 11/2021)(E)	2,500	2,454	2,500

First American Payment Systems, L.P.	Finance	Secured Second Lien Debt (10.8%, Due 4/2019)(E)	4,195	4,167	4,205

GTCR Valor Companies, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	3,000	2,982	2,970

New Trident Holdcorp, Inc.	Healthcare, education and Childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,987	4,000

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
PLATO Learning, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (11.3%, Due 5/2019)(E)	$5,000	$4,925	$5,000

RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	2,000	1,967	1,898

Sensus USA, Inc.	Electronics	Secured Second Lien Debt (8.5%, Due 5/2018)(E)	500	497	495

Targus Group International, Inc.	Textiles and leather	Secured First Lien Debt (11.0% and 1.0% PIK, Due 5/2016)(D)	9,034	8,956	8,171

The Active Network	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	995	1,000

Vision Solutions, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 7/2017)(E)	11,000	10,953	10,972

Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	500	493	495

W3, Co.	Oil and Gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	494	484

Subtotal – Non-Control/Non-Affiliate Syndicated investments				$61,092	$59,487

Total Non-Control/Non-Affiliate Investments (represented 70.7% of total investments at fair value)				$225,845	$198,926

AFFILATE INVESTMENTS(Q) :
Ashland Acquisition, LLC	Printing and publishing	Secured First Lien Line of Credit, $1,500 available (12.0%, Due 7/2016)(D) (G)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(D) (G)	7,000	7,000	7,053
		Preferred Equity Units (4,400 units)(F) (H)		440	206
		Common Equity Units (4,400 units)(F) (H)		—	—

				7,440	7,259

Edge Adhesives Holdings, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $230 available (12.5%, Due 8/2015)(D)	770	770	768
		Secured First Lien Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,208
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,604
		Secured First Lien Debt (13.8%, Due 11/2014)(J)	585	585	585
		Preferred Stock (2,316 shares)(F) (H)		2,316	2,885

				11,471	12,050

FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H) (N)		1,718	2,238

Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 3/2020)(D)	6,000	6,000	6,007
		Common Stock (100,000 shares)(F) (H)		1,000	1,169

				7,000	7,176
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Line of Credit, $0 available (9.0%, Due 6/2014)(F)	4,000	4,000	4,000
		Secured First Lien Mortgage Note (9.5%,Due 12/2014)(F)(G)	6,891	6,891	6,891
		Secured First Lien Debt (12.0%, Due 12/2014)(C) (F)	11,392	11,392	11,392
		Secured First Lien Debt (12.5%, Due 12/2014)(F)(G)	6,000	6,000	6,000
		Preferred Stock (4,999,000 shares)(F) (H) (M)		4,999	—
		Common Stock (2,000,000 shares)(F) (H)		370	—

				33,652	28,283

Total Affiliate Proprietary Investments (represented 20.3% of total investments at fair value)				$61,281	$57,006

CONTROL INVESTMENTS(R):
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 4/2016)(C) (F)	$6,545	$6,545	$6,545
		Common Stock (15,500 shares)(F) (H)		1	6,461

				6,546	13,006

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):
Lindmark Acquisition, LLC	Broadcasting and entertainment	Secured First Lien Debt, $3,120 available (25.0%, Due Upon Demand)(F) (G)	$—	$—	$—
		Success Fee on Secured Second Lien Debt(F)		—	89
		Common Stock (100 shares)(F) (H)		317	—

				317	89

Midwest Metal Distribution, Inc.	Mining, steel, iron and non-precious metals	Secured Second Lien Debt (12.0%, Due 7/2015)(F) (I)	18,281	17,720	4,455
		Preferred Stock (2,000 shares)(F) (H) (M)		2,175	—
		Common Stock (501 shares)(F) (H)		138	—

				20,033	4,455

Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $400 available (4.8%, Due 5/2016)(D) (I)	1,600	1,600	424
		Secured First Lien Debt (4.8%, Due 5/2016)(D) (I)	16,948	16,948	4,491
		Secured First Lien Debt (5.5%, Due 5/2016)(C) (D) (I)	10,700	10,700	2,889
		Preferred Stock (15,270 shares)(F) (H) (M)		5,275	—
		Common Stock (1,867 shares)(F) (H)		740	—
		Common Stock Warrants (72 shares)(F) (H)		—	—

				35,263	7,804

Total Control Proprietary Investments (represented 9.0% of total investments at fair value)				$62,159	$25,354

TOTAL INVESTMENTS(S)				$349,285	$281,286

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company. Additionally, the majority of the securities listed above, totaling $222.0 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day LIBOR) in effect at September 30, 2014, and due dates represent the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on the assets of the underlying businesses.
(C)	LOT of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by SPSE.
(E)	Fair value was based on the indicative bid price on or near September 30, 2014, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or follow-on proprietary investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2014 best represents fair value as of September 30, 2014.
(K)	Subsequent to September 30, 2014, the debt interest rates on Francis Drilling Fluids, Ltd. were decreased to approximately 11.9% and 10.8%, respectively, based on a leverage grid.
(L)	Subsequent to September 30, 2014, North American Aircraft Services, LLC debt and equity investment cost basis were paid off, resulting in a realized gain of $1.6 million and success fees of $0.6 million. As such, the fair value as of September 30, 2014 was based upon the payoff amount.
(M)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May, 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $84.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $15.6 million. Cumulative net unrealized depreciation is $68.7 million, based on a tax cost of $349.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 23, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 946 “Financial Services-Investment Companies.” In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established small and medium-sized businesses in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio investments in connection with our revolving line of credit.

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us, through this subsidiary, to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of September 30, 2015 and 2014, we held no investments through Gladstone Financial.

The financial statements of the foregoing two subsidiaries are consolidated with those of ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 14–Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

Reclassifications

Certain amounts in our prior fiscal year’s consolidated financial statements have been reclassified to conform to the presentation for the year ended September 30, 2015 with no effect on our financial condition, results of operations or cash flows.

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

Classification of Investments

In accordance with the BDC regulations in the 1940 Act, we classify portfolio investments on our accompanying Consolidated Financial Statements into the following categories:

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

Investment Valuation Policy

Accounting Recognition

We record our investments at fair value in accordance with the FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized depreciation or appreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized depreciation or appreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized depreciation or appreciation when gains or losses are realized.

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, our Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from our chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials. Third, after the Valuation Committee concludes its meeting, it and our chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors at a meeting the next day.

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by our chief valuation officer, who reports directly to our Board of Directors, uses the Policy and each quarter the Valuation Committee and Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments.

Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on our debt investments. The Valuation Team, in accordance with the Policy, generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, the Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and the Valuation team with oversight from the Valuation Committee, evaluates such information for incorporation into the total enterprise value of certain of our investments. We generally engage an independent valuation firm quarterly to value or review our valuation of our significant equity investments, on a rotating basis so that each significant equity investment is reviewed once a year. Such third party inputs are taken into consideration as one of the many data points in determining fair value under the Policy.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, inputs provided by a third party independent valuation firm, if any, and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current reporting quarter (the quarter ended September 30, 2015) are generally valued at original cost basis.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs and amendment fees, accretion of original issue discounts (“OID”) and paid-in-kind (“PIK”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At

September 30, 2015, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.1 million, or 2.2% of the fair value of all debt investments in our portfolio. At September 30, 2014, three portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $51.4 million, or 16.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $13.2 million, or 5.2% of the fair value of all debt investments in our portfolio.

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

As of September 30, 2015 and 2014, we had 17 OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.3 million, $0.2 million and $0.3 million for the years ended September 30, 2015, 2014 and 2013, respectively. The unamortized balance of OID investments as of September 30, 2015 and 2014 totaled $0.6 million. As of September 30, 2015 and 2014, we had four and three investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.7 million, $0.3 million and $0.3 million for the years ended September 30, 2015, 2014 and 2013, respectively. We collected $0, $0.1 million and $0 of PIK interest in cash for the years ended September 30, 2015, 2014 and 2013, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded an aggregate of $1.9 million in success fees during the year ended September 30, 2015, which resulted from $0.6 million related to the early payoff of North American Aircraft Services, LLC (“NAAS”) at a realized gain, $0.3 million prepayment of success fees by Francis Drilling Fluids, Ltd (“FDF”), $0.7 million prepayment of success fees by Defiance Integrated Technologies, Inc. (“Defiance”), $0.1 million prepayment of success fees by Southern Petroleum Laboratories, Inc. (“SPL”) and $0.2 million of success fees related to our sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”) and the ensuing pay down of our debt investments in Lindmark at par in September 2013. We received an aggregate of $2.4 million in success fees during the year ended September 30, 2014, which resulted from $0.5 million related to the early payoff at par of Thibaut Acquisition Co. (“Thibaut”), $0.5 million prepayment by FDF and $1.4 million from Lindmark.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the year ended September 30, 2015, we recorded an aggregate of $0.9 million of dividend income, which resulted from $0.1 million from our preferred equity investment in FDF, $0.5 from our preferred equity investment in Funko, LLC (“Funko”) and $0.3 million from our preferred equity investment in SPL. During the year ended September 30, 2014, we recorded an aggregate of $1.0 million of dividend income, net of estimated income taxes payable, which resulted from $0.2 million on our preferred equity investment in FDF, $0.7 million on our investment in FedCap Partners, LLC (“FedCap”) and $0.1 million on our preferred equity investment in Funko.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. During the year ended September 30, 2015, we did not receive any prepayment fees. During the year ended September 30, 2014, we received an aggregate of $0.5 million in prepayment fees from the early payoffs at par of one of our proprietary investments and six of our syndicated investments (including one partial paydown).

Success fees, prepayment fees and dividend income are all recorded in other income in our accompanying Consolidated Statements of Operations. In addition, we received $0.3 million in a legal settlement related to a previously exited portfolio company that was recorded in other income during the year ended September 30, 2015. During the year ended September 30, 2014 we recorded $0.4 million in May 2014 in a legal settlement related to a previously exited portfolio company.

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

The Adviser also services the loans held by Business Loan in return for which the Adviser receives a 1.5% annual fee based on the monthly aggregate outstanding balance of loans pledged under our revolving line of credit. This fee is also accrued at the end of the quarter when the service is performed and generally paid the following quarter.

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

We have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of the portfolio investments that are listed on our accompanying Consolidated Schedules of Investments. The purpose of the Taxable Subsidiaries is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) while satisfying the RIC tax requirement that at least 90.0% of the RIC’s gross revenue for income tax purposes consist of qualifying investment income. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense totaled $7.5 million, $0 and $0 for the years ended September 30, 2015, 2014 and 2013, respectively, and was recorded in net realized appreciation (depreciation) on our accompanying Consolidated Statements of Operations.

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2012 - 2014 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to pay out at least 90.0% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to pay out as a distribution up to 100.0% of those amounts. The amount to be paid is determined by our Board of Directors each quarter and is based on the annual earnings estimated by our management. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. Refer to Note 9—Distributions to Common Stockholders for further information.

Our transfer agent, Computershare, Inc., offers a dividend reinvestment plan for our common stockholders. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. As plan agent, Computershare, Inc. purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stock stockholders.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. We have assessed the impact of ASU 2015-15 and identified no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-15 was effective immediately.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or its Equivalent)” (“ASU 2015-07”), which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value measures at net asset value per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. We are currently assessing the impact of ASU 2015-07 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-07 is required to be adopted retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position or results of operations from adopting this standard. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 until January 1, 2018, with early adoption permitted beginning January 1, 2017.

NOTE 3. INVESTMENTS

In accordance with ASC 820, the fair value of each investment is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2015 and 2014, all of our investments were valued using Level 3 inputs and during the years ended September 30, 2015 and 2014, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our investments carried at fair value as of September 30, 2015 and 2014, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2015	2014
Non-Control/Non-Affiliate Investments
Secured first lien debt	$150,426	$78,031
Secured second lien debt	100,039	106,869
Preferred equity	21,767	10,593
Common equity/equivalents	5,179	3,433

Total Non-Control/Non-Affiliate Investments	$277,411	$198,926

Affiliate Investments
Secured first lien debt	$46,953	$43,915
Secured second lien debt	13,860	6,593
Preferred equity	495	3,091
Common equity/equivalents	4,721	3,407

Total Affiliate Investments	$66,029	$57,006

Control Investments
Secured first lien debt	$9,461	$7,804
Secured second lien debt	6,404	11,089
Preferred equity	—	—
Common equity/equivalents	6,586	6,461

Total Control Investments	$22,451	$25,354

Total Investments, at Fair Value	$365,891	$281,286

In accordance with ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2015 and 2014. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	As of September 30,				Range / Weighted Average as of September 30,
	2015	2014	Valuation Techniques/ Methodologies	Unobservable Input	2015	2014

Secured first lien debt(A)	$130,900	$68,252	Yield Analysis	Discount Rate	6.6% - 30.0% / 13.0%	8.4% - 18.8% / 13.3%
	58,138	55,263	TEV	EBITDA multiple	2.4x – 7.4x / 6.3x	4.0x - 7.6x / 6.2x
				EBITDA	$1,333 - $55,042 / $7,895	$247 - $3,700 / $1,906
				Revenue multiple	0.3x – 0.8x / 0.7x	0.6x – 0.8x / 0.7x
				Revenue	$1,838 - $6,387 / $2,968	$2,416 - $5,327 / $4,151
	17,802	6,235	Market Quotes	IBP	77.0% - 100.0% / 87.7%	85.0% - 85.0% / 85.0%

Secured second lien debt(B)	34,525	65,628	Yield Analysis	Discount Rate	10.2% - 16.2% / 13.9%	11.3% - 13.8% / 12.5%
	72,624	45,080	Market Quotes	IBP	78.0% - 99.5% / 94.9%	94.9% - 101.3% / 99.8%
	13,154	13,843	TEV	EBITDA multiple	5.0x – 6.4x / 5.7x	4.3x – 7.1x / 6.1x
				EBITDA	$3,740 - $6,878 / $5,353	$3,520 - $6,219 / $3,901
				Revenue multiple	—	—
				Revenue	—	—

Preferred and common equity / equivalents (C)	36,547	24,711	TEV	EBITDA multiple	2.4x – 7.7x / 6.3x	4.3x – 7.6x / 6.1x
				EBITDA	$249 - $55,042/ $9,258	$998 - $15,685 / $4,135

				Revenue multiple	—	—

				Revenue	—	—
	2,201	2,274	Investments in Funds

Total Investments, at Fair Value	$365,891	$281,286

(A)	September 30, 2015 includes three new proprietary investments for $28.8 million, one restructured investment for $2.4 million, which was valued at cost, and two proprietary investments, which were valued at payoff amounts totaling $28.2 million.
(B)	September 30, 2015 includes one new proprietary investment for $6.8 million, which was valued at cost, and one syndicated investment, which was valued at payoff totaling $4.0 million. September 30, 2014 includes one new proprietary investment for $8.0 million and two follow-on proprietary investments for a combined $7.6 million, which were valued at cost, and one proprietary investment, which was valued at the payoff amount totaling $2.8 million.
(C)	September 30, 2015 includes three new proprietary investments for $1.4 million, which were valued at cost. September 30, 2014 includes one new proprietary investment for $0.8 million, which was valued at cost, and one proprietary investment, which was valued at the payoff amount totaling $1.9 million.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2015 and 2014 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

Year Ended September 30, 2015:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair value as of September 30, 2014	$129,750	$124,551	$13,684	$13,301	$281,286
Total (losses) gains:
Net realized (loss) gain(A)	(21,016)	(11,915)	(2,175)	1,440	(33,666)
Net unrealized (depreciation) appreciation(B)	(10,334)	(4,807)	5,722	(1,534)	(10,953)
Reversal of prior period net depreciation (appreciation) on realization(B)	21,463	12,402	2,175	(1,440)	34,600

New investments, repayments, and settlements:(C)
Issuances/originations	101,733	27,691	3,269	4,095	136,788
Settlements/repayments	(7,179)	(5,536)	(413)	(434)	(13,562)
Sales	(7,577)	(19,447)	—	(1,578)	(28,602)
Transfers	—	(2,636)	—	2,636

Fair Value as of September 30, 2015	$206,840	$120,303	$22,262	$16,486	$365,891

Year Ended September 30, 2014:	Secured First Lien	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair value as of September 30, 2013	$122,949	$122,421	$5,066	$6,442	$256,878
Total (losses) gains:
Net realized (loss) gain(A)	(13,445)	225	362	695	(12,163)
Net unrealized (depreciation) appreciation(B)	(2,737)	(13,530)	(241)	5,921	(10,587)
Reversal of prior period net depreciation (appreciation) on realization(B)	19,294	(246)	(370)	(702)	17,976

New investments, repayments, and settlements:(C)
Issuances/originations	33,893	56,584	9,780	2,076	102,333
Settlements/repayments	(25,504)	(40,903)	(913)	(1,131)	(68,451)
Sales	(4,700)	—	—	—	(4,700)

Fair Value as of September 30, 2014	$129,750	$124,551	$13,684	$13,301	$281,286

(A)	Included in net realized (loss) gain on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2015 and 2014.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2015 and 2014.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and PIK; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Proprietary Investments

As of September 30, 2015 and 2014, we held 33 and 29 proprietary investments with an aggregate fair value of $310.9 million and $221.8 million, or 85.0% and 78.9% of the total aggregate portfolio, respectively. During the year ended September 30, 2015, we invested in eight new proprietary investments totaling $89.8 million; sold three proprietary investments for net proceeds of $11.8 million in the aggregate, resulting in a combined realized loss of $24.7 million; and had one proprietary investment pay off early generating net proceeds of $2.5 million and a realized gain of $1.6 million, for which we received success fees of $0.6 million. Additionally, during the year ended September 30, 2015, we funded a combined $27.8 million to existing proprietary portfolio companies through revolver draws and follow-on investments, while scheduled and unscheduled principal repayments were $7.7 million in the aggregate from existing proprietary portfolio companies. The following significant proprietary investment transactions occurred during the year ended September 30, 2015:

•	B+T Holdings Inc. – In December 2014, we invested $8.1 million, along with an unfunded line of credit of $0.3 million, in B+T Holdings Inc. (“B+T”), through a combination of secured first lien debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. This was a co-investment with one of our affiliated funds, Gladstone Investment Corporation (“Gladstone Investment”). Gladstone Investment invested an additional $19.6 million under the same terms.

•	Midwest Metal Distribution, Inc. – In December 2014, we sold our investment in Midwest Metal Distribution, Inc. (“Midwest Metal”) for net proceeds of $6.1 million, which resulted in a realized loss of $14.5 million recorded in the quarter ended December 31, 2014. Midwest Metal had been on non-accrual status at the time of the sale.

•	LWO Acquisitions Company, LLC, – In December 2014, we invested $13.5 million, along with an unfunded line of credit of $1.5 million, in LWO Acquisitions Company, LLC, (“LWO Acquisitions”) through a combination of secured first lien debt and equity. LWO Acquisitions, headquartered in Dallas, Texas, is a premier electronic manufacturing services company focused on the design and production of specialized printed circuit board assemblies and related services.

•	Vision Government Solutions, Inc. – In December 2014, we invested $10.0 million, along with an unfunded line of credit of $1.0 million, in Vision Government Solutions, Inc. (“Vision”) through secured first lien debt. Vision, headquartered in Northboro, Massachusetts, is a leading provider of land parcel management software technology and appraisal services to local government organizations, enabling efficient assessment, billing, collections, mapping, and permitting.

•	United Flexible, Inc. – In February 2015, we invested $21.2 million, along with an unfunded line of credit of $4.0 million, in United Flexible, Inc. (formerly known as Precision Metal Hose, Inc.) (“United Flexible”) through a combination of secured first lien debt and equity. United Flexible, headquartered in Romeoville, Illinois, is a global leader in the design, development, manufacture and support of performance critical flexible engineered solutions for the transfer of fluids and gasses in extreme environments.

•	Sunburst Media – Louisiana, LLC – In June 2015, we exited our investment in Sunburst Media – Louisiana, LLC (“Sunburst”) for net proceeds of $4.7 million, which resulted in a realized loss of $1.3 million recorded in the quarter ended June 30, 2015.

•	Mikawaya – In July 2015, we invested $7.2 million, in Mikawaya, through a combination of secured second lien debt and equity. Mikawaya, headquartered in Vernon, California, is a producer of Japanese pastries and specialty frozen desserts.

•	TWS Acquisition Corporation – In July 2015, we invested $13.0 million, along with an unfunded line of credit of $1.5 million, in TWS Acquisition Corporation (“TWS”) through secured first lien debt. TWS, headquartered in Phoenix, Arizona, is the parent company of Tulsa Welding School and The Refrigeration School, Inc., which are post-secondary skilled trade schools.

•	Triple H Food Processors, Inc. – In August 2015, we invested $8.3 million, along with an unfunded line of credit of $1.5 million in Triple H Food Processors, Inc. (“Triple H”) through a combination of secured senior debt and equity. Triple H, headquartered in Riverside, provides co-packing services to a wide variety of branded and private label liquid and related food products.

•	Saunders & Associates – In August 2015, we exited our investment in Saunders & Associates (“Saunders”) for net proceeds of $1.0 million, which resulted in a realized loss of $8.9 million recorded in the quarter ended September 30, 2015. Saunders was on non-accrual status at the time of the sale.

•	Flight Fit N Fun LLC – In September 2015, we invested $8.5 million in Flight Fit N Fun LLC (“Flight”) through a combination of secured first lien debt and equity. Flight, headquartered in Springfield, Virginia, operates trampoline parks that provide entertainment facilities where jumpers of all ages can participate in active social outings, lively corporate gatherings, intense individual workouts or memorable birthday parties.

•	GFRC Holdings, LLC – In September 2015, we restructured our investment in GFRC Holdings, LLC (“GFRC”) which resulted in a realized loss of $10.8 million recorded in the quarter ended September 30, 2015. GFRC was on non-accrual status at the time of the restructure and was reinstated to accrual status effective September 30, 2015.

Syndicated Investments

We held a total of 15 and 16 syndicate loans with an aggregate fair value of $55.0 million and $59.5 million, or 15.0% and 21.1% of our total investment portfolio, as of September 30, 2015 and 2014, respectively. During the year ended September 30, 2015, we invested in three new syndicated investments for a combined $12.5 million and also invested an additional $4.0 million in an existing syndicated portfolio company. Additionally, during the year ended September 30, 2015, we sold four syndicated investments for combined net proceeds of $13.3 million, resulting in a combined realized gain of $0.2 million.

Investment Concentrations

As of September 30, 2015, our investment portfolio consisted of investments in 48 portfolio companies located in 20 states in 20 different industries, with an aggregate fair value of $365.9 million. The five largest investments at fair value as of September 30, 2015 totaled $109.6 million, or 30.0% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2014 totaling $94.3 million, or 33.5% of our total investment portfolio. As of September 30, 2015, our average investment by obligor was $8.5 million at cost, compared to $7.8 million at cost as of September 30, 2014.

The following table outlines our investments by security type at September 30, 2015 and 2014:

	September 30, 2015				September 30, 2014
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$248,050	60.5%	$206,840	56.5%	$182,086	52.1%	$129,750	46.1%
Secured second lien debt	125,875	30.7	120,303	32.9	137,719	39.5	124,551	44.3

Total debt investments	373,925	91.2	327,143	89.4	319,805	91.6	254,301	90.4

Preferred equity	22,616	5.5	22,262	6.1	21,936	6.2	13,684	4.9
Common equity/equivalents	13,703	3.3	16,486	4.5	7,544	2.2	13,301	4.7

Total equity investments	36,319	8.8	38,748	10.6	29,480	8.4	26,985	9.6

Total Investments	$410,244	100.0%	$365,891	100.0%	$349,285	100.0%	$281,286	100.0%

Our investments at fair value consisted of the following industry classifications at September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Diversified/conglomerate manufacturing	$56,504	15.4%	$27,634	9.8%
Oil and gas	51,110	14.0	42,831	15.2
Healthcare, education and childcare	44,994	12.3	47,538	16.9
Personal and non-durable consumer products	43,418	11.9	30,157	10.7
Printing and publishing	25,452	7.0	23,999	8.5
Beverage, food and tobacco	22,817	6.2	6,235	2.2
Automobile	17,699	4.8	19,489	6.9
Diversified natural resources, precious metals and minerals	16,072	4.4	7,176	2.6
Diversified/Conglomerate Service	13,763	3.8	—	—
Electronics	13,550	3.7	24,811	8.8
Cargo Transportation	13,434	3.7	12,838	4.6
Leisure, Amusement, Motion Pictures, Entertainment	8,500	2.3	—	—
Finance	8,356	2.3	4,205	1.5
Textiles and leather	6,911	1.9	8,171	2.9
Broadcast and entertainment	5,235	1.4	6,386	2.3
Buildings and real estate	2,385	0.7	6,617	2.4
Aerospace and defense	1,647	0.4	6,920	2.5
Other, < 2.0%	14,044	3.8	6,279	2.2

Total Investments	$365,891	100.0%	$281,286	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$124,924	34.1%	$107,387	38.2%
South	117,367	32.1	92,355	32.8
West	112,575	30.8	80,744	28.7
Northeast	11,025	3.0	800	0.3

Total Investments	$365,891	100.0%	$281,286	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2015:

Year Ending September 30,	Amount
2016	$102,851
2017	11,072
2018	34,499
2019	62,609
Thereafter	163,904

Total contractual repayments	$374,935
Equity investments	36,319
Adjustments to cost basis on debt investments	(1,010)

Investment Portfolio as of September 30, 2015, at Cost:	$410,244

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2015 and 2014, we had gross receivables from portfolio companies of $0.6 million and $0.4 million, respectively. The allowance for uncollectible receivables was $0 and $0.1 million at both September 30, 2015 and 2014. In addition, as of September 2015 and 2014, we had an allowance for uncollectible interest receivables of $1.2 million and $0.4 million, respectively, which is reflected in interest receivable, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. The Adviser is controlled by our chairman and chief executive officer. On July 14, 2015, our Board of Directors, including a majority of the directors who are not parties to the agreement or interested persons of any such party, approved the annual renewal of the Advisory Agreement through August 31, 2016. Pursuant to the terms of our revolving line of credit, we also pay the Adviser a loan servicing fee for its role as servicer thereunder. We expect that this fee will remain in place so long as the Adviser continues its role as servicer under our revolving line of credit. The following table summarizes the base management fees, incentive fees, and loan servicing fees and associated voluntary, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2015	2014	2013
Average total assets subject to base management fee(A)	$355,510	$293,200	$281,100
Multiplied by annual base management fee of 1.75% - 2.0%	2.0 – 1.75%	2.0%	2.0%

Base management fee(B)	6,888	5,864	5,622
Portfolio company fee credit(C)	(1,399)	(797)	(324)
Senior syndicated loan fee credit(D)	(118)	(117)	(183)

Net Base Management Fee	$5,371	$4,950	$5,115

Loan servicing fee(B)	3,816	3,503	3,656
Credit to base management fee - loan servicing fee(B)(F)	(3,816)	(3,503)	(3,656)

Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$4,083	$4,297	$4,343
Incentive fee credit(E)	(1,367)	(1,180)	(1,014)

Net Incentive Fee	$2,716	$3,117	$3,329

Portfolio company fee credit(C)	$(1,399)	$(797)	$(324)
Senior syndicated loan fee credit(D)	(118)	(117)	(183)
Incentive fee credit(E)	(1,367)	(1,180)	(1,014)

Credit to Fees from Adviser - Other(B)	$(2,884)	$(2,094)	$(1,521)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item, on our accompanying Consolidated Statements of Operations.
(C)	Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. It may also provide services other than managerial assistance to our portfolio companies and receive fees therefore. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. At the end of each quarter, 100% of these fees are voluntarily and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser, with the exception of a small percentage of certain fees, primarily for the valuation of portfolio companies, which are retained by the Adviser, pursuant to the terms of the Advisory Agreement, in the form of reimbursement at cost for tasks completed by personnel of the Adviser.

(D)	Our Board of Directors accepted an unconditional and irrevocable voluntary credit from the Adviser to reduce the annual base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the years ended September 30, 2015, 2014 and 2013.
(E)	Our Board of Directors accepted an unconditional and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2015, 2014 and 2013.
(F)	The entire loan servicing fee paid monthly to the Adviser by Business Loan is voluntarily and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee, inclusive of the loan servicing fee, cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) (or 2.0% prior to the advisory agreement amendment effective July 1, 2015) during any given calendar year pursuant to the Advisory Agreement.

Base Management Fee

On October 13, 2015, we amended our existing advisory agreement with the Adviser to reduce the base management fee under the agreement from 2.0% per annum (0.5% per quarter) of average total assets (excluding cash or equivalents) to 1.75% per annum (0.4375% per quarter) effective July 1, 2015. All other terms of the advisory agreement remained unchanged. The amendment was approved unanimously by our Board of Directors.

Pursuant to the amended agreement, the base management fee is computed and generally payable quarterly to the Adviser and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. The base management fee is then adjusted by certain credits from the Adviser as explained in the notes to the table above.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2015, 2014 and 2013.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any, and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through September 30, 2015, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through September 30, 2015.

Loan Servicing Fee Pursuant to Credit Agreement

The Adviser also services the loans held by Business Loan (the borrower under our line of credit), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the aggregate outstanding balance of loans pledged under our line of credit. As discussed in the notes to the table above, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, irrevocably and unconditionally credited back to us by the Adviser.

Administration Agreement

The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and the salaries and benefits expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president). Prior to July 1, 2014, our allocable portion of the expenses were derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

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

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,
	2015	2014
Base management fee due to Adviser	$60	$411
Loan servicing fee due to Adviser	241	193
Incentive fee due to Adviser	603	271

Total fees due to Adviser	904	875

Fee due to Administrator	250	218

Total Related Party Fees Due	$1,154	$1,093

Other operating expenses due to the Adviser as of September 30, 2015 and 2014, totaled $7 and $20, respectively. In addition, other co-investment expenses due to Gladstone Investment totaled $0.1 million and $41 for the years ended September 30, 2015 and 2014, respectively. These expenses were paid in full subsequent to each fiscal year end and have been included in other liabilities on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2015 and 2014.

Note Receivable from Former Employee

Our employee note receivable was paid in full in May 2015 and all shares of common stock that were held as collateral were released at that time. During each of the years ended September 30, 2015, and September 30, 2014, we received $0.1 million in principal repayments from the former employee, paying off the note in full. We recognized interest income from the employee note of $4, $14 and $0.1 million for the years ended September 30, 2015, 2014 and 2013 respectively.

NOTE 5. BORROWINGS

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Facility (our “Credit Facility”), which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended certain other terms and conditions. Our Credit Facility was arranged by KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

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

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of September 30, 2015 and 2014 and during the years ended September 30, 2015, 2014 and 2013.

	As of September 30,
	2015	2014
Commitment amount	$170,000	$137,000
Borrowings outstanding, at cost	127,300	36,700
Availability	22,360	57,500

	Year Ended September 30,
	2015	2014	2013
Weighted average borrowings outstanding, at cost	$92,488	$41,866	$53,207
Weighted average interest rate(A)	4.1%	6.3%	6.0%
Commitment (unused) fees incurred	$383	$959	$853

(A)	Excludes the impact of deferred financing fees and includes the weighted average unused commitment fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base.

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable term preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015, which equates to $205.0 million as of September 30, 2015, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200.0%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $252.4 million, asset coverage on our “senior securities representing indebtedness” of 294.6%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of September 30, 2015. As of September 30, 2015, we were in compliance with all of our Credit Facility covenants.

Pursuant to the terms of our Credit Facility, on July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The one month LIBOR cap is set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of September 30, 2015 and 2014, the fair value of our interest rate cap agreement was $0.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2015 and 2014, the discount rate used to determine the fair value of our Credit Facility was 3.6% and 4.0%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation, may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of September 30, 2015 and 2014, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2015 and 2014, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2015 and 2014:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2015	2014

Credit Facility	$127,300	$38,013

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2015	2014
Fair value as of September 30, 2014 and 2013, respectively	$38,013	$47,102
Borrowings	147,500	108,800
Repayments	(56,900)	(119,000)
Net unrealized (depreciation) appreciation (A)	(1,313)	1,111

Fair Value as of September 30, 2015 and 2014, respectively	$127,300	$38,013

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Assets and Liabilities for the years ended September 30, 2015 and 2014.

The fair value of the collateral under our Credit Facility was approximately $312.0 million and $222.0 million in aggregate as of September 30, 2015 and 2014, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In May 2014, we completed a public offering of approximately 2.4 million shares of 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share (“Series 2016 Term Preferred Stock”) and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. In connection with the voluntary redemption of our Series 2016 Term Preferred Stock, we recognized a realized loss on extinguishment of debt of $1.3 million, which has been reflected on our accompanying Consolidated Statement of Operations and is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

We incurred approximately $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021. The shares of our Series 2021 Term Preferred Stock have a mandatory redemption date of June 30, 2021, and are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200.0% on our “senior securities that are stock” and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017.

The asset coverage on our “senior securities that are stock” as of September 30, 2015 was 199.3%. However, we were not required to redeem any shares of our Series 2021 Term Preferred Stock because, pursuant to the 1940 Act, on the date that we were required to measure the asset coverage on our “senior securities that are stock,” (October 13, 2015), which was when our Board of Directors declared a distribution on our common stock and mandatorily redeemable preferred stock dividends, the asset coverage on our “senior securities that are stock” was 202.6%. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2015, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

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

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the year ended September 30, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share

2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.1406250
	October 7, 2014	November 17, 2014	November 26, 2014	0.1406250
	October 7, 2014	December 19, 2014	December 31, 2014	0.1406250
	January 13, 2015	January 23, 2015	February 3, 2015	0.1406250
	January 13, 2015	February 18, 2015	February 27, 2015	0.1406250
	January 13, 2015	March 20, 2015	March 31, 2015	0.1406250
	April 14, 2015	April 24, 2015	May 5, 2015	0.1406250
	April 14, 2015	May 19, 2015	May 29, 2015	0.1406250
	April 14, 2015	June 19, 2015	June 30, 2015	0.1406250
	July 13, 2015	July 24, 2015	August 4, 2015	0.1406250
	July 13, 2015	August 20, 2015	August 31, 2015	0.1406250
	July 13, 2015	September 21, 2015	September 30, 2015	0.1406250

Fiscal Year Ended September 30, 2015:				$1.6875000

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the year ended September 30, 2014 (no distributions were paid on our Series 2021 Term Preferred Stock prior to June 30, 2014):

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share

2014	May 29, 2014	June 19, 2014	June 30, 2014(A)	$0.19687500
	July 15, 2014	July 25, 2014	August 5, 2014	0.14062500
	July 15, 2014	August 20, 2014	August 29, 2014	0.14062500
	July 15, 2014	September 19, 2014	September 30, 2014	0.14062500

Fiscal Year Ended September 30, 2014:				$0.61875000

(A)	The dividend declared on May 29, 2014 on our Series 2021 Term Preferred Stock covered the partial period from May 20, 2014 through May 31, 2014 and also covered the June 2014 dividend.

We paid the following monthly dividends on our Series 2016 Term Preferred Stock for the year ended September 30, 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.14843750
	October 8, 2013	November 14, 2013	November 29, 2013	0.14843750
	October 8, 2013	December 16, 2013	December 31, 2013	0.14843750
	January 7, 2014	January 22, 2014	January 31, 2014	0.14843750
	January 7, 2014	February 19, 2014	February 28, 2014	0.14843750
	January 7, 2014	March 17, 2014	June 30, 2014	0.14843750
	April 8, 2014	April 21, 2014	April 30, 2014	0.14843750
	April 8, 2014	May 20, 2014	May 23, 2014(B)	0.14843750

Fiscal Year Ended September 30, 2014:				$1.18750000

(B)	We redeemed all of the outstanding shares of our Series 2016 Term Preferred Stock on May 23, 2014 and at that time, we paid the May dividends in full for record holders as of May 20, 2014.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock as a liability, at cost, as of September 30, 2015 and 2014. The related distribution payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of September 30, 2015 and September 30, 2014, was approximately $62.4 million and $63.0 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the years ended September 30, 2015 and September 30, 2014, were approximately $4.1 million and $1.5 million, respectively. Aggregate preferred stockholder dividends declared and paid on our Series 2016 Term Preferred Stock for the year ended September 30, 2014, was approximately $1.8 million. For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

On February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock.

As of September 30, 2015, we had the ability to issue up to $237.8 million in securities under our Registration Statement. We sold an aggregate of 131,462 shares, or $1.2 million in gross proceeds, of common stock under the Sales Agreements during the year ended September 30, 2015. No other securities had been sold under our Registration Statement as of September 30, 2015. See Note 15 – Subsequent Events for further discussion of our common stock offering subsequent to fiscal year end.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the years ended September 30, 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
Numerator for basic and diluted net increase in net assets resulting from operations per weighted average common share	$8,484	$11,233	$32,219
Denominator for basic and diluted weighted average common shares	21,066,844	21,000,160	21,000,160

Basic and Diluted Net Increase in Net Assets Resulting from Operations per Weighted Average Common Share	$0.40	$0.53	$1.53

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

The federal income tax characteristics of all distributions will be reported to stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For the nine months ended September 30, 2015, approximately 100.0% of our common distributions were deemed to be paid from ordinary income. For the nine months ended September 30, 2014, approximately 100.0% of our common distributions were deemed to be paid from a return of capital and for the quarter ended December 31, 2014, approximately 100.0% of our common distributions were deemed to be paid from ordinary income for Form 1099 reporting purposes. For the nine months ended September 30, 2013, approximately 92.0% of our common distributions were deemed to be paid from ordinary income, with the remainder of approximately 8.0% deemed to be from a return of capital for Form 1099 reporting purposes. For the quarter ended December 31, 2013, approximately 100.0% of our common distributions were deemed to be paid from ordinary income, with none deemed to be from a return of capital for Form 1099 reporting purposes. The return of capital in both the 2014 and 2013 calendar years resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

We paid the following monthly distributions to common stockholders for the fiscal years ended September 30, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.07
	October 7, 2014	November 17, 2014	November 26, 2014	0.07
	October 7, 2014	December 19, 2014	December 31, 2014	0.07
	January 13, 2015	January 23, 2015	February 3, 2015	0.07
	January 13, 2015	February 18, 2015	February 27, 2015	0.07
	January 13, 2015	March 20, 2015	March 31, 2015	0.07
	April 14, 2015	April 24, 2015	May 5, 2015	0.07
	April 14, 2015	May 19, 2015	May 29, 2015	0.07
	April 14, 2015	June 19, 2015	June 30, 2015	0.07
	July 13, 2015	July 24, 2015	August 4, 2015	0.07
	July 13, 2015	August 20, 2015	August 31, 2015	0.07
	July 13, 2015	September 21, 2015	September 30, 2015	0.07

Fiscal Year 2015 Total:				$0.84

2014	October 8, 2013	October 22, 2013	October 31, 2013	$0.07
	October 8, 2013	November 14, 2013	November 29, 2013	0.07
	October 8, 2013	December 16, 2013	December 31, 2013	0.07
	January 7, 2014	January 22, 2014	January 31, 2014	0.07
	January 7, 2014	February 19, 2014	February 28, 2014	0.07
	January 7, 2014	March 17, 2014	March 31, 2014	0.07
	April 8, 2014	April 21, 2014	April 30, 2014	0.07
	April 8, 2014	May 20, 2014	May 30, 2014	0.07
	April 8, 2014	June 19, 2014	June 30, 2014	0.07
	July 15, 2014	July 25, 2014	August 5, 2014	0.07
	July 15, 2014	August 20, 2014	August 29, 2014	0.07
	July 15, 2014	September 19, 2014	September 30, 2014	0.07

Fiscal Year 2014 Total:				$0.84

Aggregate distributions declared and paid to our common stockholders were approximately $17.7 million and $17.6 million for each of the years ended September 30, 2015 and 2014, and were declared based on estimates of investment company taxable income for the respective fiscal years. For the year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends) exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.7 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year. For each of the years ended September 30, 2014 and 2013, common stockholder distributions to be declared and paid exceeded our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends), which resulted in an estimated partial return of capital of approximately $15.2 million and $1.3 million, respectively. The returns of capital primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes in each of those fiscal years.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2015	2014
Common stock	$21	$21
Capital in excess of par value	307,862	307,348
Note receivable from employee	—	(100)
Cumulative net unrealized depreciation of investments	(44,736)	(68,659)
Cumulative net unrealized appreciation of other	(61)	(1,374)
Capital loss carryforward	(34,650)	(36,228)
Post-October tax loss deferral	(35,754)	—
Other temporary differences	(1,238)	(1,348)

Net Assets	$191,444	$199,660

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2015, we had $26.4 million and $0.9 million of capital loss carryforwards that expire in 2017 and 2018, respectively. Additionally, as of September 30, 2015, we had $43.6 million of capital loss carryforwards that do not expire.

For the years ended September 30, 2015 and 2014, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, net assets nor cash flows were affected by these adjustments.

	Year Ended September 30,
	2015	2014
Overdistributed net investment income	$387	$(2,556)
Accumulated net realized losses	—	18,144
Capital in excess of par value	(387)	(15,588)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income. Because we have distributed more than 90.0% of our investment company taxable income, no income tax provisions have been recorded for the years ended September 30, 2015, 2014 and 2013.

In an effort to limit certain federal excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2015, 2014 and 2013.

Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of as of September 30, 2015 and 2014, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. We had no aggregate contingent liabilities against the escrow amounts as of September 30, 2015 and 2014.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit with portfolio companies, we, from time to time, have also extended certain guarantees on behalf of some of our portfolio companies during the normal course of business. In January 2012, we executed a guarantee for one of our Control investments, Viapack, to irrevocably and unconditionally guarantee payment and performance of Viapack’s obligations regarding purchase agreements and expenses to one of its vendors. This guarantee, for a maximum amount of $0.3 million, was terminated effective January 4, 2013, as part of the sale of our investment in Viapack. We were never required to make any payments on this guarantee. As of September 30, 2015 and 2014, we were not party to any guarantees.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of September 30, 2015 and 2014, we had uncalled capital commitments related to our partnership interest in Leeds Novamark Capital I, L.P.

The following table summarizes the dollar balances of our unused line of credit and uncalled capital commitments, at cost, as of September 30, 2015 and 2014, which are not reflected as liabilities in our accompanying Consolidated Statements of Assets and Liabilities.

	As of September 30,
	2015	2014
Unused line of credit commitments	$14,655	$5,905
Uncalled capital commitment	2,214	2,827

Total	$16,869	$8,732

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2015	2014	2013	2012	2011
Per Common Share Data:
Net asset value at beginning of year (A)	$9.51	$9.81	$8.98	$10.16	$11.85
Income from operations(B)
Net investment income	0.84	0.87	0.88	0.91	0.88
Net realized loss on investments and escrows	(1.62)	(0.58)	(0.25)	(0.61)	(0.06)
Net unrealized appreciation (depreciation) of investments	1.12	0.35	0.74	(0.53)	(1.84)
Realized loss on extinguishment of debt	—	(0.06)	—	—	—
Net unrealized depreciation (appreciation) of other	0.06	(0.05)	0.16	(0.15)	0.02

Total from operations	0.40	0.53	1.53	(0.38)	(1.00)

Distributions to common stockholders from(B)(C)
Ordinary income	(0.84)	(0.12)	(0.78)	(0.77)	(0.84)
Return of capital	—	(0.72)	(0.06)	(0.07)	—

Total distributions	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)

Capital share transactions(B)
Issuance of common stock	0.06	—	—	—	—
Offering costs for issuance of common stock	(0.01)	—	—	—	—
Repayment of principal on employee notes	—	—	0.14	0.02	0.15
Dilutive effect of common stock issuance	(0.06)	—	—	—	—

Total capital share transactions	(0.01)	—	0.14	0.02	0.15

Other, net(B)(D)	—	0.01	—	0.02	—

Net asset value at end of year(A)	$9.06	$9.51	$9.81	$8.98	$10.16

Per common share market value at beginning of year	$8.77	$8.73	$8.75	$6.86	$11.27
Per common share market value at end of year	8.13	8.77	8.73	8.75	6.86
Total return(E)	2.40%	9.62%	9.90%	41.39%	(33.77)%
Common stock outstanding at end of year(A)	21,131,622	21,000,160	21,000,160	21,000,160	21,039,242

Statement of Assets and Liabilities Data:
Net assets at end of year	$191,444	$199,660	$205,992	$188,564	$213,721
Average net assets(F)	198,864	201,009	189,599	201,012	235,901
Senior securities Data:
Borrowings under Credit Facility, at cost	$127,300	$36,700	$46,900	$58,800	$99,400
Mandatorily redeemable preferred stock	61,000	61,000	38,497	38,497	—
Ratios/Supplemental Data:
Ratio of operating expenses to average net assets	9.06%	8.26%	8.34%	8.87%	7.08%
Ratio of net operating expenses to average net assets(G)	5.69	5.47	5.61	6.55	5.38
Ratio of net expenses to average net assets(G)(H)	10.24	9.06	9.37	10.59	7.12
Ratio of net investment income to average net assets(I)	8.90	9.14	9.70	9.47	7.81

(A)	Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on investment company taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(E)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(F)	Computed using the average of the balance of net assets at the end of each month of the fiscal year.
(G)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(H)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.93%, 9.65%, 9.91%, 10.72% and 7.13% for the fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011, respectively.
(I)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.22%, 8.55%, 9.17%, 9.13% and 7.64%, for the fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended September 30, 2015
	Quarter Ended December 31, 2014	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015

Total investment income	$8,726	$9,223	$9,935	$10,174
Net investment income	3,691	3,693	4,836	5,480
Net increase (decrease) in net assets resulting from operations	331	9,542	3,307	(4,696)

Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$0.02	$0.45	$0.16	$(0.22)

	Year Ended September 30, 2014
	Quarter Ended December 31, 2013	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014

Total investment income	$8,392	$9,331	$10,180	$8,682
Net investment income	4,410	4,485	5,063	4,410
Net increase (decrease) in net assets resulting from operations	10,506	(2,102)	(20,175)	23,004

Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$0.50	$(0.10)	$(0.96)	$1.09

NOTE 14. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries as of September 30, 2015 and 2014 and for the years ended September 30, 2015, 2014 and 2013, that met at least one of the significant conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of September 30, 2015 and 2014 and for the years ended September 30, 2015, 2014 and 2013.

		As of September 30,			For the Year Ended September 30,
Portfolio Company	Balance Sheet	2015	2014	Income Statement	2015	2014	2013
Defiance Integrated	Current assets	$7,006	$8,244	Net sales	$28,345	$28,565	$24,012
Technologies, Inc.	Noncurrent assets	12,782	11,237	Gross profit	5,049	6,589	4,282
	Current liabilities	2,282	4,056	Net (loss) income	(447)	2,040	597
	Noncurrent liabilities	10,854	8,370

GFRC Holdings LLC	Current assets	2,177	3,868	Net sales	6,387	10,452	10,288
	Noncurrent assets	641	11,022	Gross profit (loss)	(370)	1,488	2,243
	Current liabilities	4,241	3,530	Net loss	(12,839)	(1,413)	(618)
	Noncurrent liabilities	13,741	13,727

Lindmark Acquisition, LLC(A)	Current assets	488	983	Net sales	38	62	7,236
	Noncurrent assets	88	270	Gross profit (loss)	15	(60)	4,346
	Current liabilities	—	16	Net (loss) income	(643)	(1,910)	8,408
	Noncurrent liabilities	7,137	7,141

Midwest Metal Distribution, Inc.(B)	Current assets	—	31,371	Net sales	17,148	102,485	98,691
	Noncurrent assets	—	6,668	Gross profit	1,888	12,495	11,362
	Current liabilities	—	47,663	Net loss	(1,181)	(1,250)	(1,892)
	Noncurrent liabilities	—	48

RBC Acquisition Corp.	Current assets	6,202	7,928	Net sales	11,710	13,060	13,786
	Noncurrent assets	19,733	21,304	Gross profit	368	1,897	1,498
	Current liabilities	5,577	30,308	Net loss	(4,768)	(5,351)	(3,586)
	Noncurrent liabilities	29,876	2,998

Sunshine Media Group, Inc.	Current assets	3,413	3,481	Net sales	16,083	15,707	14,977
	Noncurrent assets	1,308	1,453	Gross profit	7,286	7,523	6,304
	Current liabilities	8,311	7,198	Net loss	(1,406)	(439)	(1,832)
	Noncurrent liabilities	29,137	29,394

Viapack, Inc.(C)	Current assets	—	—	Net sales	—	—	3,848
	Noncurrent assets	—	—	Gross profit	—	—	456
	Current liabilities	—	—	Net loss	—	—	(154)
	Noncurrent liabilities	—	—

(A)	Substantially all assets were sold in September 2013.
(B)	Investment exited in December 2014. The financial information presented for the income statement for the year ended September 30, 2015 is from October 1, 2014 through the date of exit in November 2014.
(C)	Investment exited in November 2012. The financial information presented for the income statement for the year ended September 30, 2013 is from October 1, 2012 through the date of exit in November 2012.

Defiance Integrated Technologies, Inc. (“Defiance”) was incorporated in Delaware on May 22, 2009 and is headquartered in Defiance, Ohio. Defiance is a leading manufacturer of axle nut and washer systems for heavy (Class 8) truck industry in North America and also provides a wheel bearing retainer nut, used primarily on light trucks, and brake cable tension limiters.

GFRC was incorporated in Texas on August 27, 2007 and is headquartered in Garland, Texas. GFRC designs, engineers, fabricates and delivers glass fiber reinforced concrete panels for commercial construction.

Lindmark was incorporated in Delaware on January 15, 2009 and is a single member limited liability company. Lindmark was primarily engaged in the outdoor advertising business operating approximately 1,600 billboard advertising displays in six states.

Midwest Metal was incorporated in Delaware, on May 18, 2010 and is a distributor and processor of custom cut aluminum and stainless steel sheet plate and bar products. Midwest Metal is headquartered in Midwest Metal, Ohio.

RBC Acquisition Corp. (“RBC”) was incorporated in Delaware on March 7, 2013 and is a Food and Drug Administration inspected developer manufacturer of active pharmaceutical ingredients. RBC is headquartered in St Louis, Missouri.

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

NOTE 15. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to September 30, 2015, the following significant portfolio activity occurred:

•	Allison Publications, LLC – In October 2015, Allison Publications, LLC paid off at par for net proceeds of $8.2 million.

•	Ameriqual Group, LLC – In October 2015, Ameriqual Group, LLC paid off at par for net proceeds of $7.4 million.

•	First American Payment Systems, L.P. – In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a realized loss of $0.2 million.

•	Funko, LLC – In October 2015, we sold our investment in Funko, LLC for net proceeds of $27.1 million, which resulted in a realized gain of $16.6 million and a small remaining equity investment.

•	Heartland Communications Group – In October 2015, we exited our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.7 million. Heartland was on non-accrual status at the time of the sale.

•	J. America, Inc. – In November 2015, we received a partial paydown of $7.1 million on our investment in J. America, Inc.

Common Stock Offering

In October 2015, we completed a public offering of 2.0 million shares of our common stock. Gross proceeds totaled $17.1 million and net proceeds, after deductive underwriting discounts and offering costs borne by us, were approximately $16.0 million. In November, 2015, the underwriters fully exercised their overallotment option to purchase 0.3 million additional shares of our common stock, resulting in net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $2.4 million

Distributions

On October 14, 2015, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
October 26, 2015	November 4, 2015	$0.07	$0.140625
November 17, 2015	November 30, 2015	0.07	0.140625
December 18, 2015	December 31, 2015	0.07	0.140625

Total for the Quarter		$0.21	$0.421875

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOUSRE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Election of Directors” and “Section  16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Executive Compensation” and “Director Compensation for Fiscal Year 2015.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Certain Transactions” and “Information Regarding our Board of Directors and Corporate Governance—Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Principal Accounting Firm Fees and Services.”

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

3.	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Appendix A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No. 811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Amendment No. 1 to Amended and Restarted Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 13, 2015 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 14, 2015.

10.5	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.6	Fifth Amended and Restated Credit Agreement dated as of May 1, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.7	Joinder Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, Keybank National Association and Santander Bank, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.8	Assignment, Acceptance and Joinder, dated as of June 19, 2015, by and between Keybank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.9	Assignment and Acceptance, dated as of June 19, 2015, by and between Keybank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.10	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.11	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.12	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12	Statements Re: Computation of Ratios (filed herewith).

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

21	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2014 and 2013 (unaudited) (filed herewith).

99.2	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2013 and 2012 (audited) (filed herewith).

99.3	Financial Statements of Midwest Metal Distribution, Inc. and Subsidiaries as of and for the years ended December 31, 2013 and 2012 (audited) (filed herewith).

99.4	Financial Statements of Sunshine Media Group, Inc. as of and for the years ended December 31, 2014 and 2013 (audited) (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 23, 2015	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 23, 2015	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 23, 2015	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 23, 2015	By:	/s/ ROBERT L. MARCOTTE
Robert L. Marcotte
President

Date: November 23, 2015	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 23, 2015	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 23, 2015	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 23, 2015	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 23, 2015	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 23, 2015	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 23, 2015	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Interest, Dividends, and Other Income(C)	Value as of September 30, 2014	Gross Additions(D)	Gross Reductions(E)	Value as of September 30, 2015
CONTROL INVESTMENTS:

Defiance Integrated Technologies, Inc.	Secured Second Lien Debt	$1,464	$6,545	$—	$(161)	$6,384
	Common Stock	—	6,461	1,874	(1,749)	6,586

		1,464	13,006	1,874	(1,910)	12,970

Lindmark Acquisition, LLC	Secured First Lien Debt	232	—	—	—	—
	Success Fee on Secured Second Lien Debt	—	89	—	(69)	20
	Common Stock	—	—	—	—	—

		232	89	—	(69)	20

Midwest Metal Distributions, Inc.	Secured Second Lien Debt(F)(H)	—	4,455	14,197	(18,652)	—
	Common Stock Warrants(H)	—	—	2,175	(2,175)	—
	Preferred Stock(H)	—	—	138	(138)	—

		—	4,455	16,510	(20,965)	—

Sunshine Media Holdings	Secured First Lien Line of Credit(F)	93	424	1,200	(228)	1,396
	Secured First Lien Debt(I)	303	—	6,038	(3,659)	2,379
	Secured First Lien Debt(F)	—	4,491	6,449	(5,254)	5,686
	Secured First Lien Debt(F)	—	2,889	263	(3,152)	—
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		396	7,804	13,950	(12,293)	9,461

TOTAL CONTROL INVESTMENTS		$2,452	$25,354	$32,334	$(35,237)	$22,451

AFFILIATE INVESTMENTS:

Ashland Acquisition, LLC	Secured First Lien Line of Credit	$15	$—	$—	$—	$—
	Secured First Lien Debt	852	7,053	26	(62)	7,017
	Preferred Equity Units	—	206	369	(1)	574
	Common Equity Units	—	—	240	(2)	238

		867	7,259	635	(65)	7,829

Edge Adhesives Holdings, Inc.	Secured First Lien Line of Credit(H)	86	768	827	(1,595)	—
	Secured First Lien Debt	785	6,208	15	(100)	6,123
	Secured First Lien Debt	223	1,604	4	(26)	1,582
	Secured First Lien Debt(H)	12	585	—	(585)	—
	Preferred Stock	—	2,885	200	(3,085)	—

		1,106	12,050	1,046	(5,391)	7,705

FedCap Partners, LLC	Class A Membership Units	—	2,238	—	(591)	1,647

Lignetics, Inc.	Secured Second Lien Debt	730	6,007	15	(82)	5,940
	Secured Second Lien Debt(I)	473	—	8,000	(80)	7,920
	Common Stock	—	1,169	1,215	(173)	2,211

		1,203	7,176	9,230	(335)	16,071

LWO Acquisitions Company, LLC	Secured First Lien Line of Credit(I)	95	—	2,466	(1,417)	1,049
	Secured First Lien Debt(I)	819	—	11,119	(553)	10,566
	Common Stock(I)	—	—	1,176	(631)	545

		914	—	14,761	(2,601)	12,160

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Interest, Dividends, and Other Income(C)	Value as of September 30, 2014	Gross Additions(D)	Gross Reductions(E)	Value as of September 30, 2015
AFFILIATE INVESTMENTS (Continued):
RBC Acquisition Corp.	Secured First Lien Line of Credit	$269	$4,000	$—	$—	$4,000
	Secured First Lien Mortgage Note	493	6,891	—	(20)	6,871
	Secured First Lien Debt	1,014	11,392	—	(1,646)	9,746
	Secured Second Lien Debt	553	6,000	—	(6,000)	—
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—

		2,329	28,283	—	(7,666)	20,617

TOTAL AFFILIATE INVESTMENTS		$6,419	$57,006	$25,672	$(16,649)	$66,029

(A)	Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company.
(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in our accompanying Consolidated Schedules of Investments as of September 30, 2015 and 2014.
(C)	Represents the total amount of interest, dividends and other income credited to investment income for the portion of the fiscal year an investment was a control or affiliate investment, as appropriate.
(D)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.
(E)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.
(F)	Debt security was on non-accrual status as of (or during the year ended) September 30, 2015, and, therefore, was considered non-income producing for a period of time during the fiscal year ended September 30, 2015.
(H)	We exited this investment during the year ended September 30, 2015.
(I)	New investment during the year ended September 30, 2015.
**	Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.