Form 10-K/A
period 2015-09-30
GLADSTONE CAPITAL CORP
filed 2015-12-29
CIK 1143513

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2015, based on the closing price on that date of $8.81 on the NASDAQ Global Select Market, was $174,201,704. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 23,461,622 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 20, 2015.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K. Such proxy statement was filed on December 11, 2015.

EXPLANATORY NOTE

Gladstone Capital Corporation (“we” or the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2015 (the “Form 10-K”), to provide separate unaudited financial statements for our unconsolidated portfolio company, RBC Acquisition Corp. and Subsidiary (“RBC”), as of and for the fiscal years ended September 30, 2015 and 2014 (Exhibit 99.5), separate audited financial statements for RBC as of and for the fiscal year ended September 30, 2014 (Exhibit 99.6) and separate unaudited financial statements for RBC as of and for the fiscal years ended September 2013 and 2012 (Exhibit 99.7), in Part IV, Item 15.

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

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include, among other items, the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

3.	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Appendix A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No. 811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Amendment No. 1 to Amended and Restarted Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 13, 2015 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 14, 2015.

10.5	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.6	Fifth Amended and Restated Credit Agreement dated as of May 1, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.7	Joinder Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, Keybank National Association and Santander Bank, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.8	Assignment, Acceptance and Joinder, dated as of June 19, 2015, by and between Keybank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.9	Assignment and Acceptance, dated as of June 19, 2015, by and between Keybank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.10	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.11	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.12	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

11*	Computation of Per Share Earnings.

12*	Statements Re: Computation of Ratios.

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

21*	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2014 and 2013 (unaudited).

99.2*	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2013 and 2012 (audited).

99.3*	Financial Statements of Midwest Metal Distribution, Inc. and Subsidiaries as of and for the years ended December 31, 2013 and 2012 (audited).

99.4*	Financial Statements of Sunshine Media Group, Inc. as of and for the years ended December 31, 2014 and 2013 (audited).

99.5	Financial Statements of RBC Acquisition Corp. and Subsidiary as of and for the years ended September 30, 2015 and 2014 (unaudited).

99.6	Financial Statements of RBC Acquisition Corp. and Subsidiary as of and for the year ended September 30, 2014 (audited).

99.7	Financial Statements of RBC Acquisition Corp. and Subsidiary as of and for the years ended September 30, 2013 and 2012 (unaudited).

*	Filed November 23, 2015, with the Company’s Annual Report on Form 10-K (File No. 814-00237), for the year ended September 30, 2015, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: December 29, 2015	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2015	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: December 29, 2015	By:	/s/ TERRY L. BRUBAKER
Terry L. Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: December 29, 2015	By:	/s/ ROBERT L. MARCOTTE
Robert L. Marcotte
President

Date: December 29, 2015	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer (principal financial and accounting officer)

Date: December 29, 2015	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: December 29, 2015	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: December 29, 2015	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: December 29, 2015	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: December 29, 2015	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: December 29, 2015	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director