Form 10-Q
period 2015-12-31
GLADSTONE CAPITAL CORP
filed 2016-02-08
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 5, 2016 was 23,431,622.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	September 30,
	2015	2015
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $245,199 and $287,055, respectively)	$215,325	$277,411
Affiliate investments (Cost of $86,311 and $81,427, respectively)	66,158	66,029
Control investments (Cost of $41,377 and $41,762 respectively)	18,208	22,451

Total investments at fair value (Cost of $372,887 and $410,244 respectively)	299,691	365,891

Cash and cash equivalents	13,806	3,808
Restricted cash and cash equivalents	151	283
Interest receivable, net	2,556	5,581
Due from custodian	3,152	1,186
Deferred financing fees	3,906	4,161
Other assets, net	5,021	1,572

TOTAL ASSETS	$328,283	$382,482

LIABILITIES
Borrowings, at fair value (Cost of $57,500 and $127,300, respectively)	$57,500	$127,300
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding	61,000	61,000
Accounts payable and accrued expenses	673	597
Interest payable	149	272
Fees due to Adviser(A)	1,478	904
Fee due to Administrator(A)	336	250
Other liabilities	10,677	715

TOTAL LIABILITIES	$131,813	$191,038

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 23,431,622 shares issued and outstanding as of December 31, 2015 and 21,131,622 shares issued and outstanding as of September 30, 2015	$23	$21
Capital in excess of par value	323,422	307,862
Cumulative net unrealized depreciation of investments	(73,196)	(44,353)
Cumulative net unrealized depreciation of other	(61)	(61)
Under (over) distributed net investment income	1,057	(1,541)
Accumulated net realized losses	(54,775)	(70,484)

TOTAL NET ASSETS	$196,470	$191,444

NET ASSET VALUE PER COMMON SHARE	$8.38	$9.06

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
INVESTMENT INCOME
Interest income, net
Non-Control/Non-Affiliate investments	$6,908	$6,343
Affiliate investments	1,965	1,121
Control investments	311	182
Other	—	2

Total interest income	9,184	7,648
Other income
Non-Control/Non-Affiliate investments	501	1,078
Control investments	375	—

Total other income	876	1,078

Total investment income	10,060	8,726

EXPENSES
Base management fee(A)	1,528	1,597
Loan servicing fee(A)	1,008	832
Incentive fee(A)	1,118	922
Administration fee(A)	336	281
Interest expense on borrowings	785	678
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029
Amortization of deferred financing fees	255	302
Professional fees	353	374
Other general and administrative expenses	283	264

Expenses, before credits from Adviser	6,695	6,279
Credit to base management fee - loan servicing fee(A)	(1,008)	(832)
Credits to fees from Adviser - other(A)	(386)	(412)

Total expenses, net of credits	5,301	5,035

NET INVESTMENT INCOME	4,759	3,691

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	14,492	1,578
Affiliate Investments	1,207	—
Control investments	(317)	(14,459)
Other	(2)	23

Total net realized gain (loss)	15,380	(12,858)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(20,230)	(7,513)
Affiliate investments	(4,755)	(252)
Control investments	(3,858)	16,528
Other	—	735

Total net unrealized (depreciation) appreciation	(28,843)	9,498

Net realized and unrealized loss	(13,463)	(3,360)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(8,704)	$331

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.18

Net (decrease) increase in net assets resulting from operations	$(0.38)	$0.02

Distributions declared and paid	$0.21	$0.21

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	22,687,057	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
OPERATIONS
Net investment income	$4,759	$3,691
Net realized gain (loss) on investments	15,380	(12,858)
Net unrealized (depreciation) appreciation of investments	(28,843)	8,763
Net unrealized depreciation of other	—	735

Net (decrease) increase in net assets resulting from operations	(8,704)	331

DISTRIBUTIONS
Distributions to common stockholders	(4,759)	(4,410)

CAPITAL TRANSACTIONS
Issuance of common stock	19,665	—
Offering costs for issuance of common stock	(1,176)	—

Net increase in net assets resulting from capital transactions	18,489	—

NET INCREASE (DECREASE) IN NET ASSETS	5,026	(4,079)
NET ASSETS, BEGINNING OF PERIOD	191,444	199,660

NET ASSETS, END OF PERIOD	$196,470	$195,581

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(8,704)	$331
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(5,087)	(61,465)
Principal repayments on investments	41,331	4,497
Net proceeds from sale of investments	19,876	7,713
Increase in investments due to paid-in-kind interest or other	(2,936)	(70)
Net change in premiums, discounts and amortization	(57)	371
Cost adjustments on non-accrual loans	(388)	(502)
Net realized (gain) loss on investments	(15,382)	12,881
Net unrealized depreciation (appreciation) of investments	28,844	(8,763)
Decrease (increase) in restricted cash and cash equivalents	132	(299)
Amortization of deferred financing fees	255	302
Decrease (increase) in interest receivable, net	3,025	(816)
(Increase) decrease in due from custodian	(1,966)	4,023
Increase in other assets, net	(3,449)	(357)
Increase in accounts payable and accrued expenses	76	128
(Decrease) increase in interest payable	(124)	61
Increase in fees due to Adviser(A)	574	595
Increase in fee due to Administrator(A)	86	63
Increase (decrease) in other liabilities	9,962	(281)
Net unrealized depreciation other	—	(735)

Net cash provided by (used in) operating activities	66,068	(42,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	14,500	59,500
Repayments on borrowings	(84,300)	(12,700)
Deferred financing fees	—	(1)
Proceeds from issuance of common stock	19,665	—
Offering costs for issuance of common stock	(1,176)	—
Distributions paid to common stockholders	(4,759)	(4,410)

Net cash (used in) provided by financing activities	(56,070)	42,389

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,998	66
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,808	6,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,806	$6,380

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$13,000	$12,773
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	273
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,244	13,046
Alloy Die Casting Corp.	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,869
		Preferred Stock (1,742 shares)(F)(H)		1,742	—
		Common Stock (270 shares)(F)(H)		18	—

				6,995	4,869
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,248
		Preferred Stock (1,253 shares)(F)(H)(K)		1,253	2,679

				5,528	6,927
B+T Group Acquisition Inc.	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,730
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,730
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(F)	108	108	—
Drumcree, LLC	Broadcasting and entertainment	Secured First Lien Debt (13.0% PIK, Due 1/2017)(G)(J)	3,800	3,800	3,800
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(D)	7,800	7,800	7,790
		Preferred Stock (700,000 units)(F)(H)		700	599

				8,500	8,389
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.9%, Due 4/2020)(D)	15,000	15,000	11,625
		Secured Second Lien Debt (10.8%, Due 4/2020)(D)	7,000	7,000	5,425
		Preferred Equity Units (999 units)(F)(H)		835	364
		Common Equity Units (999 units)(F)(H)		1	—

				22,836	17,414
Funko Acquisition Holdings, LLC	Personal and non-durable consumer products	Preferred Equity Units (260 units)((H)(J)		260	260
		Common Stock (975 units) (H)(J)		—	—

				260	260
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $640 available (9.0%, Due 9/2018)(F)	560	560	560
		Secured First Lien Debt (9.0%, Due 9/2018)(F)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(F)(H)		1,025	923
		Common Stock Warrant (45% ownership)(F)(H)		—	—

				2,585	2,483
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, 1.0% PIK, Due 12/2019)(D)(G)	4,412	4,412	4,412
		Secured Second Lien Debt (11.5%, 1.0% PIK, Due 12/2019)(D)(G)	5,588	5,588	5,588

				10,000	10,000
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,214 uncalled capital commitment)(H)(M)		781	545
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (12.0%, Due 1/2017)(D)	4,000	4,000	3,973
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	3,881
		Preferred Stock (1,449 shares)(F)(H)		1,449	—

				5,589	3,881

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(D)	$6,750	$6,750	$6,741
		Common Stock (450 units)(F)(H)		450	460

				7,200	7,201
Precision Acquisition Group Holdings, Inc.	Machinery	Secured First Lien Equipment Note (11.0%, Due 4/2016)(D)	1,000	1,000	967
		Secured First Lien Debt (11.0%, Due 4/2016)(D)	4,125	4,125	2,186
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(D)	4,053	4,053	563

				9,178	3,716
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(D)	8,000	8,000	7,320
		Preferred Stock (4,054,054 shares)(F)(H)		750	1,109

				8,750	8,429
Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(D)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(D)	7,900	7,900	7,920
		Common Stock (250,000 units)(F)(H)		250	577

				8,150	8,497
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (9.0%, Due 7/2017)(D)	—	—	—
		Secured First Lien Debt (9.0%, Due 7/2020)(D)	11,000	11,000	10,972

				11,000	10,972
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $4,000 available (7.0%, Due 2/2018)(D)	—	—	—
		Secured First Lien Debt (9.3%, Due 2/2020)(D)	20,284	20,284	19,777
		Preferred Stock (245 shares)(F)(H)		245	267
		Common Stock (500 shares)(F)(H)		5	68

				20,534	20,112
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $550 available (7.5%, Due 12/2017)(D)	1,450	1,450	1,356
		Secured First Lien Debt (9.75%, Due 12/2019)(D)	9,000	9,000	8,415

				10,450	9,771
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $525 available (8.0%, Due 3/2016)(D)	2,475	2,474	2,363
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	12,500	12,500	11,937
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,674
		Preferred Stock (1,000 shares)(F)(H)		477	472

				22,451	21,446
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 4/2016)(D)	4,000	4,000	4,000
		Common Stock (58,333 shares)(F)(H)		408	632

				4,408	4,632

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$195,146	$176,093

Syndicated Investments:
Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (11.0%, Due 1/2018)(E)	$700	$698	$315
GTCR Valor Companies, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	3,000	2,984	2,970
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,989	3,760

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
PLATO Learning, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.0% PIK, Due 6/2020)(D)(G)	$2,786	$2,738	$2,772
		Common Stock (21,429 shares)(F)(H)		2,636	—

				5,374	2,772
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,438	3,272
RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	2,000	1,973	1,627
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,830	4,300
Targus Group International, Inc.	Textiles and leather	Secured First Lien Debt (13.8% and 1.0% PIK, Due 5/2016)(F)	8,998	8,982	4,785
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	996	915
Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)	3,960	3,845	2,812
Vision Solutions, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 7/2017)(E)	8,000	7,972	7,200
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,476	4,230
W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	274

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$50,052	$39,232

Total Non-Control/Non-Affiliate Investments (represented 72.0% of total investments at fair value)				$245,199	$215,325

AFFILATE INVESTMENTS(O) :
Proprietary Investments:
Ashland Acquisition LLC	Printing and publishing	Secured First Lien Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)(G)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(D)(G)	7,000	7,000	6,895
		Preferred Equity Units (4,400 units)(F)(H)		440	591
		Common Equity Units (4,400 units)(F)(H)		—	175

				7,440	7,661
Edge Adhesives Holdings LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 2/2019)(D)	6,200	6,200	6,045
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,564
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,609
FedCap Partners LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H)(L)		1,634	1,505
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,970
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,960
		Common Stock (152,603 shares)(F)(H)		1,855	2,436

				15,855	16,366
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $1,050 available (6.5%, Due 12/2017)(D)	1,950	1,950	1,891
		Secured First Lien Debt (9.5%, Due 12/2019)(D)	10,579	10,579	10,262
		Common Units (921,000 units)(F)(H)		921	110

				13,450	12,263

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILATE INVESTMENTS(O) (Continued):
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(F)(G)	$4,458	$4,458	$4,458
		Secured First Lien Mortgage Note (1%, 4.3% PIK, Due 12/2016)(F)(G)	7,704	7,704	7,704
		Secured First Lien Debt (8.0%, 4.0% PIK, Due 12/2016)(C)(F)(G)	13,131	13,131	8,592
		Secured First Lien Debt (8.0%, Due 12/2016)(F)	6,954	6,954	—
		Preferred Stock (4,999,000 shares)(F)(H)(K)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				37,616	20,754

Total Affiliate Proprietary Investments (represented 21.9% of total investments at fair value)				$86,311	$66,158

CONTROL INVESTMENTS(P):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,385	$6,385	$6,385
		Common Stock (15,500 shares)(F)(H)		1	4,180

				$6,386	$10,565

Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $672 available (8.0%, Due 5/2016)(F)(G)	1,328	1,328	1,328
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)	5,000	5,000	1,863
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)	11,948	11,948	4,452
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				34,991	7,643

Total Control Proprietary Investments (represented 6.0% of total investments at fair value)				$41,377	$18,208

TOTAL INVESTMENTS				$372,887	$299,691

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $247.9 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Additionally, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of December 31, 2015.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at December 31, 2015, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded. Secured first lien debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near December 31, 2015, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New proprietary investment valued at cost, as it was determined that the price paid during the quarter ended December 31, 2015 best represents fair value as of December 31, 2015.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(M)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$12,980	$12,870
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	564
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,224	13,434
Allison Publications, LLC	Printing and publishing	Secured First Lien Line of Credit, $250 available (8.3%, Due 9/2016)(D)	350	350	347
		Secured First Lien Debt (8.3%, Due 9/2018)(D)	2,444	2,444	2,422
		Secured First Lien Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,360

				8,194	8,129
Alloy Die Casting Corp.	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,947
		Preferred Stock (1,742 shares)(F)(H)		1,742	153
		Common Stock (270 shares)(F)(H)		18	—

				6,995	5,100
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,264
		Preferred Stock (1,253 shares)(F)(H)(K)		1,253	2,268

				5,528	6,532
B+T Group Acquisition Inc.	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,865
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,865
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	32
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(J)	7,800	7,800	7,800
		Preferred Stock (700,000 units)(H)(J)		700	700

				8,500	8,500
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.4%, Due 4/2020)(D)	15,000	15,000	12,938
		Secured Second Lien Debt (10.3%, Due 4/2020)(D)	7,000	7,000	6,037
		Preferred Equity Units (999 units)(F)(H)		648	747
		Common Equity Units (999 units)(F)(H)		1	206

				22,649	19,928
Funko, LLC	Personal and non-durable consumer products	Secured First Lien Debt (9.3%, Due 5/2019)(F)(G)	7,500	7,500	7,500
		Secured First Lien Debt (9.3%, Due 5/2019)(F)(G)	2,000	2,000	2,000
		Preferred Equity Units (1,305 units)(L)(H)		1,305	17,314

				10,805	26,814
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $840 available (9.0%, Due 9/2018)(J)	360	360	360
		Secured First Lien Debt (9.0%, Due 9/2018)(J)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(H)(J)		1,025	1,025
		Common Stock Warrant (45% ownership)(H)(J)		—	—

				2,385	2,385
Heartland Communications Group	Broadcasting and entertainment	Secured First Lien Line of Credit, $0 available (5.0%, Due 10/2015)(F)(G)(I)	91	82	31
		Secured First Lien Line of Credit, $0 available (10.0%, Due 10/2015)(F)(G)(I)	91	74	31
		Secured First Lien Debt (5.0%, Due 10/2015)(F)(G)(I)	3,931	3,568	1,338
		Common Stock Warrants (8.8% ownership)(F)(H)		66	—

				3,790	1,400

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, 1.0% PIK, Due 12/2019)(D)(G)	$7,538	$7,538	$7,331
		Secured Second Lien Debt (11.5%, 1.0% PIK, Due 12/2019)(D)(G)	9,548	9,548	9,274

				17,086	16,605
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,214 uncalled capital commitment)(H)(O)	781	781	555
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (11.0%, Due 11/2014)(D)	6,699	6,699	3,816
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	4,036
		Preferred Stock (1,449 shares)(F)(H)		1,449	—

				5,589	4,036
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(J)	6,750	6,750	6,750
		Common Stock (450 units)(H)(J)		450	450

				7,200	7,200
Precision Acquisition Group Holdings, Inc.	Machinery	Secured First Lien Equipment Note (11.0%, Due 4/2016)(D)	1,000	1,000	1,104
		Secured First Lien Debt (11.0%, Due 4/2016)(D)	4,125	4,125	2,910
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(D)	4,053	4,053	640

				9,178	4,654
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(D)	8,000	8,000	7,600
		Preferred Stock (4,054,054 shares)(F)(H)		750	1,274

				8,750	8,874
Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(J)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(J)	8,000	8,000	8,000
		Common Stock (250,000 units)(H)(J)		250	250

				8,250	8,250
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (10.0%, Due 7/2017)(J)	—	—	—
		Secured First Lien Debt (10.0%, Due 7/2020)(J)	13,000	13,000	13,000

				13,000	13,000
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $4,000 available (7.0%, Due 2/2018)(D)	—	—	—
		Secured First Lien Debt (9.3%, Due 2/2020)(D)	20,284	20,284	20,030
		Preferred Stock (245 shares)(F)(H)		245	261
		Common Stock (500 shares)(F)(H)		5	64

				20,534	20,355
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $550 available (7.5%, Due 12/2017)(D)	1,450	1,450	1,434
		Secured First Lien Debt (9.75%, Due 12/2019)(D)	9,000	9,000	8,899

				10,450	10,333
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $2,525 available (8.0%, Due 3/2016)(D)	2,475	2,475	2,388
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	12,750	12,750	12,307
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,748
		Preferred Stock (1,000 shares)(F)(H)		477	477

				22,702	21,920

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILATE INVESTMENTS(Q) (Continued):
Edge Adhesives Holdings LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,123
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,582
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,705
FedCap Partners, LLC and defense	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H)(N)		1,634	1,647
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,940
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,920
		Common Stock (152,603 shares)(F)(H)		1,855	2,211

				15,855	16,071
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $1,950 available (6.5%, Due 12/2017)(D)	1,050	1,050	1,049
		Secured First Lien Debt (9.5%, Due 12/2019)(D)	10,579	10,579	10,566
		Common Units (921,000 units)(F)(H)		921	545

				12,550	12,160
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Line of Credit, $0 available (9.0%, Due 12/2015)(F)	4,000	4,000	4,000
		Secured First Lien Mortgage Note (9.5%, Due 12/2015)(F)(G)	6,871	6,871	6,871
		Secured First Lien Debt (12.0%, Due 12/2015)(C)(F)	11,392	11,392	9,746
		Secured First Lien Debt (12.5%, Due 12/2015)(F)(G)	6,000	6,000	—
		Preferred Stock (4,999,000 shares)(F)(H)(K)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				33,632	20,617

Total Affiliate Proprietary Investments (represented 18.1% of total investments at fair value)				$81,427	$66,029

CONTROL INVESTMENTS(R):
Proprietary Investments:
Defiance Integrated Technologies,	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,385	$6,385	$6,384
Inc.		Common Stock (15,500 shares)(F)(H)		1	6,586

				6,386	12,970
Lindmark Acquisition, LLC	Broadcasting and entertainment	Secured First Lien Debt, $0 available (25.0%, Due Upon Demand)(F)(G)	—	—	—
		Success Fee on Secured Second Lien Debt(F)	—	—	20
		Common Stock (100 shares)(F)(H)		317	—

				317	20

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $604 available (8.0%, Due 5/2016)(F)(G)	$1,396	$1,396	$1,396
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)	5,000	5,000	2,379
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)	11,948	11,948	5,686
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				35,059	9,461

Total Control Proprietary Investments (represented 6.1% of total investments at fair value)				$41,762	$22,451

TOTAL INVESTMENTS(S)				$410,244	$365,891

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company. Additionally, the majority of the securities listed above, totaling $312.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at September 30, 2015, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near September 30, 2015, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or restructured proprietary investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2015 best represents fair value as of September 30, 2015.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	Subsequent to September 30, 2015, the investment was sold, and as such the fair value as of September 30, 2015 was based upon the sales amount.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $70.4 million; cumulative gross unrealized appreciation for federal income tax purposes is $25.7 million. Cumulative net unrealized depreciation is $44.7 million, based on a tax cost of $410.6 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 946 “Financial Services-Investment Companies.” In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established small and medium-sized businesses in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio of investments in connection with our revolving line of credit.

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of December 31, 2015 and September 30, 2015, we held no investments in portfolio companies through Gladstone Financial.

The financial statements of Business Loan and Gladstone Financial are consolidated with ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 12—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by our investment adviser, Gladstone Management Corporation (the “Adviser”), a Delaware corporation and a U.S. Securities and Exchange Commission (the “SEC”) registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement (the “Administration Agreement”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2015, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on November 23, 2015, as amended on December 29, 2015.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and related notes. Reclassifications did not impact net (decrease) increase in net assets resulting from operations, total assets, total liabilities or total net assets, or statement of changes in net assets and statement of cash flows classifications.

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

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy, which has been approved by our Board of Directors (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, our Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from our chief valuation officer, who reports directly to our Board of Directors (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors, comprised entirely of independent directors, meets to review the valuation recommendations and supporting materials. Third, after the Valuation Committee concludes its meeting, it and our chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors and, after discussion, the Board of Directors ultimately approves the value of our portfolio investments.

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

Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) generally provides estimates of fair value on our proprietary debt investments. The Valuation Team, in accordance with the Policy, generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, the Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

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

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•

Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, inputs provided by an independent valuation firm, if any, and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current reporting quarter (the quarter ended December 31, 2015) are generally valued at original cost basis.

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

Revenue Recognition Policy

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the borrower is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when a loan’s status significantly improves regarding the debtor’s ability and intent to pay contractual amounts due, or past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2015, one portfolio company was partially on non-accrual status with an aggregate debt cost basis of approximately $22.6 million, or 6.7% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $4.5 million, or 1.6% of the fair value of all debt investments in our portfolio. As of September 30, 2015, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $7.1 million, or 2.2% of the fair value of all debt investments in our portfolio.

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

As of December 31, 2015 and September 30, 2015, we had 14 and 17 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income totaling $0.1 million during the three months ended December 31, 2015 and 2014, respectively. The unamortized balance of OID investments as of December 31, 2015 and September 30, 2015, totaled $0.5 million and $0.6 million, respectively. As of December 31, 2015 and September 30, 2015, we had five and four investments, respectively, with a PIK interest component. We recorded PIK income totaling $0.1 million during the three months ended December 31, 2015 and 2014, respectively. We collected $0 and $0.2 million PIK interest in cash during the three months ended December 31, 2015 and 2014, respectively.

Other Income Recognition

We generally record success fees upon our receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded an aggregate of $0.8 million in success fees during the three months ended December 31, 2015, which resulted from a $0.4 million payment of success fees by Legend Communications of Wyoming, LLC (“Legend”), $0.3 million in prepaid success fee receivable by Defiance Integrated Technologies, Inc. (“Defiance”) and $0.1 million payment of success fees related to the previous sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”). We received an aggregate of $0.9 million in success fees during the three months ended December 31, 2014, which resulted from $0.6 million related to the early payoff of North American Aircraft Services, LLC (“NAAS”) at a realized gain and $0.3 million prepayment of success fees by Francis Drilling Fluids, LLC (“FDF”).

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the three months ended December 31, 2015, we received $0.1 million of dividend income resulting from the previous exit of NAAS. During the three months ended December 31, 2014, we received $0.1 million of dividend income, which resulted from our preferred equity investment in FDF.

We generally record prepayment fees upon our receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. During the three months ended December 31, 2015, we recorded $0.1 million in prepayment fees received related to the sale of Funko, LLC (“Funko”) and during the three months ended December 31, 2014, we did not receive any prepayment fees.

Success fees, dividend income and prepayment fees are all recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. We are currently assessing the impact of ASU 2016-01 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain aspects of ASU 2016-01 relating to the recognition of changes in fair value of financial liabilities when the fair value option is elected.

In May 2015, the FASB issued Accounting Standards Update 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or its Equivalent)” (“ASU 2015-07”), which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. We are currently assessing the impact of ASU 2015-07 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-07 is required to be adopted retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance

Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. We are currently assessing the impact of ASU 2015-03 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. ASU 2015-15 was effective immediately.

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. We do not anticipate ASU-2015-02 to have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for annual periods ending after December 31, 2016 and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of December 31, 2015 and September 30, 2015, all of our investments were valued using Level 3 inputs and during the three months ended December 31, 2015 and 2014, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents our investments carried at fair value as of December 31, 2015 and September 30, 2015, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2015	September 30, 2015
Non-Control/Non-Affiliate Investments
Secured first lien debt	$120,577	$150,426
Secured second lien debt	85,520	100,039
Preferred equity	6,388	23,741
Common equity/equivalents	2,840	3,205

Total Non-Control/Non-Affiliate Investments	$215,325	$277,411

Affiliate Investments
Secured first lien debt	$47,411	$46,953
Secured second lien debt	13,930	13,860
Preferred equity	591	574
Common equity/equivalents	4,226	4,642

Total Affiliate Investments	$66,158	$66,029

Control Investments
Secured first lien debt	$7,644	$9,461
Secured second lien debt	6,385	6,404
Preferred equity	—	—
Common equity/equivalents	4,179	6,586

Total Control Investments	$18,208	$22,451

Total Investments, at Fair Value	$299,691	$365,891

In accordance with the FASB’s ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2015 and September 30, 2015. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

	Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2015	September 30, 2015	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average(D) as of
					December 31, 2015	September 30, 2015
Secured first lien debt(A)	$138,079	$130,900	Yield Analysis	Discount Rate	8.1% – 18.1% / 11.9%	6.6% – 30.0% / 13.0%
	34,742	58,138	TEV	EBITDA multiples	5.8x – 10.6x / 8.3x	2.4x – 7.4x / 6.3x
				EBITDA	$686 – $20,800 / $3,457	$1,333 – $55,042 / $7,895
				Revenue multiples	0.4x – 0.4x / 0.4x	0.3x – 0.8x / 0.7x
				Revenue	$6,431 – $6,431 / $6,431	$1,838 – $6,387 / $2,968
	2,812	17,802	Market Quotes	IBP	45.0% – 90.0% / 89.6%	77.0% – 100.0% / 87.7%
Secured second lien debt(B)	70,586	72,624	Yield Analysis	Discount Rate	10.2% – 19.7% / 14.8%	10.2% – 16.2% / 13.9%
	28,863	34,525	Market Quotes	IBP	81.6% – 99.0% / 91.6%	78.0% – 99.5% / 94.9%
	6,385	13,154	TEV	EBITDA multiples	5.0x – 5.0x / 5.0x	5.0x – 6.4x / 5.7x
				EBITDA	$3,024 – $3,024 / $3,024	$3,740 – $6,878 / $5,353
Preferred and common equity / equivalents(C)	16,174	36,547	TEV	EBITDA multiples	2.9x – 10.6x / 6.9x	2.4x – 7.7x / 6.3x
				EBITDA	$686 – $60,594 / $7,527	$249 – $55,042 / $9,258
	2,050	2,201	Investments in Funds

Total Investments, at Fair Value	$299,691	$365,891

(A)	December 31, 2015 includes one new proprietary debt investment for $3.8 million, which was valued at cost. September 30, 2015 includes three new proprietary debt investments totaling $28.8 million and one restructured proprietary debt investment for $2.4 million, which were all valued at cost, and two proprietary investments, which were valued at payoff amounts totaling $28.2 million.
(B)	September 30, 2015 includes one new proprietary debt investment for $6.8 million, which was valued at cost, and one syndicated debt investment which was valued at the payoff amount of $4.0 million.
(C)	December 31, 2015 includes one new proprietary preferred equity investment for $0.3 million, which was valued at cost. September 30, 2015 includes three new proprietary equity investments totaling $1.4 million, which were all valued at cost.
(D)	The weighted average calculations are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2015 and 2014 for all investments for which we determine fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

FISCAL YEAR TO DATE 2016:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended December 31, 2015
Fair Value as of September 30, 2015	$206,840	$120,303	$24,315	$14,433	$365,891
Total gains (losses):
Net realized (loss) gain(A)	(1,060)	(174)	17,000	(384)	15,382
Net unrealized depreciation(B)	(8,617)	(3,465)	(469)	(3,187)	(15,738)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,374	147	(16,009)	383	(13,105)
New investments, repayments and settlements:(C)
Issuances/originations	7,725	111	187	—	8,023
Settlements/repayments	(29,799)	(11,087)	—	—	(40,886)
Net proceeds from sales	(1,831)	—	(18,045)	—	(19,876)

Fair Value as of December 31, 2015	$175,632	$105,835	$6,979	$11,245	$299,691

FISCAL YEAR TO DATE 2015:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended December 31, 2014
Fair Value as of September 30, 2014	$129,750	$124,551	$13,684	$13,301	$281,286
Total gains (losses):
Net realized (loss) gain(A)	—	(12,146)	(2,175)	1,440	(12,881)
Net unrealized (depreciation) appreciation(B)	(6,122)	(3,725)	3,794	1,454	(4,599)
Reversal of prior period net depreciation (appreciation) on realization(B)	—	12,627	2,175	(1,440)	13,362
New investments, repayments and settlements:(C)
Issuances/originations	46,130	12,500	1,799	1,106	61,535
Settlements/repayments	(992)	(2,606)	(334)	(434)	(4,366)
Net proceeds from sales	—	(6,135)	—	(1,578)	(7,713)

Fair Value as of December 31, 2014	$168,766	$125,066	$18,943	$13,849	$326,624

(A)	Included in net realized gain (loss) on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the accretion of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of December 31, 2015 and September 30, 2015, we held 31 and 33 proprietary investments with an aggregate fair value of $260.5 million and $310.9 million, or 86.9% and 85.0% of the total aggregate portfolio at fair value, respectively. During the three months ended December 31, 2015, we sold two proprietary investments for combined net cash proceeds of $16.3 million, resulting in a combined net realized gain of $14.6 million, wrote off one investment resulting in a realized loss of $0.3 million, and had one proprietary investment pay off early at par for total proceeds of $8.2 million. Additionally, during the three months ended December 31, 2015, we funded a combined $1.3 million to existing proprietary portfolio companies through revolver draws and follow on investments, while scheduled and unscheduled principal repayments were $12.2 million in the aggregate from existing proprietary portfolio companies (exclusive of the aforementioned exit proceeds). The following significant proprietary investment transactions occurred during the three months ended December 31, 2015:

•	Allison Publications, LLC – In October 2015, Allison Publications, LLC paid off at par for proceeds of $8.2 million.

•

Funko, LLC – In October 2015, we sold our investment in Funko, which resulted in dividend and prepayment fee income of $0.3 million and a realized gain of $17.0 million. In connection with the sale, we received net cash proceeds of $14.8 million, full repayment of our debt investment of $9.5 million, earn-out and other receivables of $3.5 million, recorded within other assets, net on the accompanying Condensed Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko Acquisition Holdings, LLC, with a combined cost basis and fair value of $0.3 million. Additionally, we recorded a tax liability for the net unrealized built-in gain that was realized upon the sale of $9.6 million within other liabilities on the accompanying Condensed Consolidated Statement of Assets and Liabilities.

•	Legend Communications of Wyoming, LLC – In November 2015, we restructured our investment in Legend Communications of Wyoming, LLC (“Legend”) resulting in a $2.7 million pay down on the existing loan and a new $3.8 million investment in Drumcree, LLC (“Drumcree”), which is listed separately on the accompanying Consolidated Statement of Investments as of December 31, 2015. Drumcree, headquartered in Elkridge, Maryland, was formed to hold interests in a larger media holding company, which operates with the purpose of buying underperforming television stations in major markets with the goal of selling their license spectrum in connection with the pending FCC Spectrum Incentive Auction.

•	Heartland Communications Group – In December 2015, we sold our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.4 million. Heartland was on non-accrual status at the time of the sale.

Syndicated Investments

We held a total of 13 syndicated investments with an aggregate fair value of $39.2 million or 13.1% of our total investment portfolio at fair value, as of December 31, 2015, as compared to 15 syndicated investments with an aggregate fair value of $55.0 million, or 15.0% of our total investment portfolio at fair value, as of September 30, 2015. The following significant syndicated investment transactions occurred during the three months ended December 31, 2015:

•	Ameriqual Group, LLC – In October 2015, Ameriqual Group, LLC paid off at par for proceeds of $7.4 million.

•	First American Payment Systems, L.P. – In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a net realized loss of $0.2 million.

Investment Concentrations

As of December 31, 2015, our investment portfolio consisted of investments in 44 companies located in 20 states across 20 different industries, with an aggregate fair value of $299.7 million. The five largest investments at fair value as of December 31, 2015, totaled $96.1 million, or 32.1% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2015, which totaled $109.6 million, or 30.0% of our total investment portfolio. As of December 31, 2015 and September 30, 2015, our average investment by obligor was $8.5 million at cost. The following table outlines our investments by security type as of December 31, 2015 and September 30, 2015:

	December 31, 2015				September 30, 2015
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Secured first lien debt	$223,085	59.8	$175,632	58.6%	$248,050	60.5%	$206,840	56.5%
Secured second lien debt	114,724	30.8	105,835	35.3	125,875	30.7	120,303	32.9

Total Debt Investments	337,809	90.6	281,467	93.9	373,925	91.2	327,143	89.4

Preferred equity	23,287	6.2	6,979	2.3	24,145	5.8	24,315	6.6
Common equity/equivalents	11,791	3.2	11,245	3.8	12,174	3.0	14,433	4.0

Total Equity Investments	35,078	9.4	18,224	6.1	36,319	8.8	38,748	10.6

Total Investments	$372,887	100.0	$299,691	100.0%	$410,244	100.0%	$365,891	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2015 and September 30, 2015:

	December 31, 2015		September 30, 2015
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/conglomerate manufacturing	$56,411	18.8%	$56,504	15.4%
Oil and gas	47,563	15.9	51,110	14.0
Healthcare, education and childcare	43,033	14.4	44,994	12.3
Diversified natural resources, precious metals and minerals	16,366	5.5	16,072	4.4
Beverage, food and tobacco	15,698	5.2	22,817	6.2
Printing and publishing	15,305	5.1	25,452	7.0
Automobile	14,761	4.9	17,699	4.8
Cargo transportation	13,045	4.4	13,434	3.7
Diversified/conglomerate services	13,043	4.4	13,763	3.8
Electronics	12,712	4.2	13,550	3.7
Personal and non-durable consumer products	10,260	3.4	43,418	11.9
Leisure, Amusement, Motion Pictures, Entertainment	8,389	2.8	8,500	2.3
Broadcast and entertainment	7,773	2.6	5,235	1.4
Telecommunications	5,730	1.9	5,865	1.6
Textiles and leather	4,785	1.6	6,911	1.9
Finance	4,300	1.4	8,356	2.3
Other, < 2.0% (A)	10,517	3.5	12,211	3.3

Total Investments	$299,691	100.0%	$365,891	100.0%

(A)	No industry within this category exceeds 2.0% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2015 and September 30, 2015:

	December 31, 2015		September 30, 2015
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$110,961	37.0%	$117,367	32.1%
Midwest	101,334	33.8	124,924	34.1
West	77,311	25.8	112,575	30.8
Northeast	10,085	3.4	11,025	3.0

Total Investments	$299,691	100.0%	$365,891	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may also have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2015:

For the Fiscal Years Ending September 30:		Amount
For the remaining nine months ending September 30:	2016	$55,340
	2017	51,007
	2018	28,830
	2019	45,555
	2020	124,853
	Thereafter	32,750

	Total contractual repayments	$338,335
	Equity investments	35,078
	Adjustments to cost basis on debt investments	(526)

	Investments Held at December 31, 2015, at Cost:	$372,887

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we have incurred on behalf of portfolio companies and are included in other assets, net on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2015 and September 30, 2015, we had gross receivables from portfolio companies of $0.7 million and $0.6 million, respectively. There was no allowance for uncollectible receivables from portfolio companies as of December 31, 2015 and September 30, 2015, respectively. In addition, as of December 31, 2015 and September 30, 2015, we recorded an allowance for uncollectible interest receivables of $0 and $1.2 million, respectively, which is reflected in interest receivable, net on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain allowances for uncollectible interest or other receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. The Advisory Agreement originally included administrative services; however, it was amended and restated on October 1, 2006 and at the same time we entered into the Administration Agreement with the Administrator (discussed further below) to provide those services. On July 14, 2015, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of any such party, approved the annual renewal of the agreement through August 31, 2016. The Advisory Agreement was later amended in October 2015 to reduce the base management fee payable under the agreement from 2.0% per annum to 1.75% per annum, effective July 1, 2015, with all other terms remaining unchanged.

In addition to the base management fee and incentive fee paid pursuant to the Advisory Agreement, we pay the Adviser a loan servicing fee for its role of servicer pursuant to our revolving line of credit. The entire loan servicing fee paid to the Adviser by Business Loan is voluntarily, irrevocably and unconditionally credited against the base management fee otherwise payable to the Adviser, since Business Loan is a consolidated subsidiary of ours, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year pursuant to the Advisory Agreement.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone.

The following table summarizes fees paid to the Adviser, including the base management fee, incentive fee, and loan servicing fee and associated voluntary, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2015	2014
Average total assets subject to base management fee(A)	$349,300	$319,400
Multiplied by prorated annual base management fee of 1.75%—2.0%	0.4375%	0.5%

Base management fee(B)	$1,528	$1,597
Portfolio company fee credit	(65)	(375)
Senior syndicated loan fee credit	(33)	(37)

Net Base Management Fee	$1,430	$1,185

Loan servicing fee(B)	1,088	832
Credit to base management fee—loan servicing fee(B)	(1,088)	(832)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,118	922
Incentive fee credit	(288)	—

Net Incentive Fee	$830	$922

Portfolio company fee credit	(65)	(375)
Senior syndicated loan fee credit	(33)	(37)
Incentive fee credit	(288)	—

Credits to Fees From Adviser—other(B)	$(386)	$(412)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.

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

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $40 and $49 for the three months ended December 31, 2015 and 2014, respectively, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily for the valuation of portfolio companies.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the annual base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for each of the three months ended December 31, 2015 and 2014.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is payable quarterly to the Adviser and is computed as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter (8.75% annualized); and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2015, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2015.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the quarter ended December 31, 2015. No such credit was granted for the quarter ended December 31, 2014.

Loan Servicing Fee

The Adviser also services the loans held by Business Loan (the borrower pursuant to our line of credit), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the aggregate outstanding balance of loans pledged under our line of credit. As discussed above, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee otherwise due to the Adviser under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, irrevocably and unconditionally credited back to us (against the base management fee) by the Adviser.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief accounting officer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president) and their respective staffs.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone.

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

Other Transactions

Gladstone Securities, LLC (“Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Securities receives a fee. The fees received by Securities from portfolio companies during the three months ended December 31, 2015 and 2014 totaled $0 and $0.4 million, respectively.

Related Party Fees Due

Fees due to related parties as of December 31, 2015 and September 30, 2015 on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	December 31,	September 30,
	2015	2015
Base management fee	$421	$60
Loan servicing fee	227	241
Net incentive fee	830	603

Total fees due to Adviser	1,478	904

Fee due to Administrator	336	250

Total Related Party Fees Due	$1,814	$1,154

In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2015 and September 30, 2015, totaled $9 and $7, respectively. In addition, other net co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $17 and $0.1 million as of December 31, 2015 and September 30, 2015, respectively. Both of these expenses were paid in full in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of December 31, 2015 and September 30, 2015, respectively.

NOTE 5. BORROWINGS

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Facility (our “Credit Facility”), which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day London Interbank Offered Rate (“LIBOR”) from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended certain other terms and conditions. Our Credit Facility was arranged by KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

On June 19, 2015, through Business Loan, we entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity under our Credit Facility by $30.0 million to $170.0 million. We incurred fees of approximately $0.6 million in connection with this expansion, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of December 31, 2015 and September 30, 2015 and during the three months ended December 31, 2015 and 2014:

	December 31,	September 30,
	2015	2015
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	57,500	127,300
Availability(A)	71,640	22,360

	For the Three Months Ended December 31,
	2015	2014
Weighted average borrowings outstanding, at cost	$74,132	$44,804
Weighted average interest rate(B)	4.2%	6.1%
Commitment (unused) fees incurred	$121	$222

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base.

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015, which equates to $214.8 million as of December 31, 2015, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200.0%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $255.5 million, asset coverage on our “senior securities representing indebtedness” of 538.1%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2015. As of December 31, 2015, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2015 and September 30, 2015, the discount rate used to determine the fair value of our Credit Facility was 4.4% and 3.6%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation, may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of December 31, 2015 and September 30, 2015, our Credit Facility was valued using Level 3 inputs and was determined to be equal to its cost. Any changes in our credit facility’s fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31, 2015 and September 30, 2015, on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2015 and 2014:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2015	September 30, 2015
Credit Facility	$57,500	$127,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2015	2014
Fair value as of September 30, 2015 and 2014, respectively	$127,300	$38,013
Borrowings	14,500	59,500
Repayments	(84,300)	(12,700)
Net unrealized depreciation(A)	—	(735)

Fair Value as of December 31, 2015 and 2014, respectively	$57,500	$84,078

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014.

The fair value of the collateral under our Credit Facility totaled approximately $247.9 million and $312.0 million as of December 31, 2015 and September 30, 2015, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

Pursuant to our prior registration statement, in May 2014, we completed a public offering of approximately 2.4 million shares of 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the redemption period ending June 30, 2021.

The shares of our Series 2021 Term Preferred Stock have a mandatory redemption date of June 30, 2021, and are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200.0% on our “senior securities that are stock” (which is currently only our Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017.

The asset coverage on our “senior securities that are stock” as of December 31, 2015 was 261.9%. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of December 31, 2015, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the three months ended December 31, 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.1406250
	October 7, 2014	November 17, 2014	November 26, 2014	0.1406250
	October 7, 2014	December 19, 2014	December 31, 2014	0.1406250

	Three Months Ended December 31, 2014:			$0.4218750

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the three months ended December 31, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.1406250
	October 13, 2015	November 17, 2015	November 30, 2015	0.1406250
	October 13, 2015	December 18, 2015	December 31, 2015	0.1406250

	Three Months Ended December 31, 2015:			$0.4218750

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost as of December 31, 2015 and September 30, 2015. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of December 31, 2015 and September 30, 2015, was approximately $59.4 million and $62.4 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder distributions declared and paid on our Series 2021 Term Preferred Stock for the three months ended December 31, 2015 and 2014, was $1.0 million. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 18, 2015, which has yet to be declared effective by the SEC. Our Registration Statement, when declared effective, registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities.

Common Stock Offerings

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock under the Sales Agreements, for net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $1.0 million. We did not sell any shares under the Sales Agreements during the quarter ended December 31, 2015.

Pursuant to our prior registration statement, on October 27, 2015, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $8.55 per share, which was below our then current NAV per share. Gross proceeds totaled $17.1 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.0 million. In connection with the offering, in November 2015, the underwriters exercised their option to purchase an additional 300,000 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $2.6 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $2.4 million.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(8,704)	$331
Denominator for basic and diluted weighted average common shares	22,687,057	21,000,160

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.38)	$0.02

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute on an annual basis to our common stockholders 90.0% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of our investment company taxable income. Based on that estimate, our Board of Directors declares three monthly distributions each quarter.

The federal income tax characterization of all distributions is reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For the twelve months ended December 31, 2015, 100.0% of our common distributions were deemed to be paid from ordinary income for Form 1099 reporting purposes. For the nine months ended September 30, 2014, 100.0% of our common distributions were deemed to be paid from a return of capital and for the three months ended December 31, 2014, 100.0% of our common distributions were deemed to be paid from ordinary income for Form 1099 reporting purposes. In determining the characterization of distributions, the Internal Revenue Code Section 316(b)(4) allows RICs to apply current earnings and profits first to distributions made during the portion of the tax year prior to January 1, which in our case would be the three months ended December 31. The return of capital in the 2014 calendar year for Form 1099 reporting purposes, resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.07
	October 13, 2015	November 17, 2015	November 30, 2015	0.07
	October 13, 2015	December 18, 2015	December 31, 2015	0.07

	Three Months Ended December 31, 2015:			$0.21

2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.07
	October 7, 2014	November 17, 2014	November 26, 2014	0.07
	October 7, 2014	December 19, 2014	December 31, 2014	0.07

	Three Months Ended December 31, 2014:			$0.21

Aggregate distributions declared and paid to our common stockholders for the three months ended December 31, 2015 and 2014, were each approximately $4.8 million and $4.4 million, respectively, and were declared based on estimates of investment company taxable income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. For the fiscal year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock distributions), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.7 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year.

For the three months ended December 31, 2015 and the fiscal year ended September 30, 2015, we recorded the following adjustments for book-tax differences to reflect tax character.

	Three Months Ended December 31, 2015	Year Ended September 30, 2015
Under (over) distributed net investment income	$2,599	$387
Accumulated net realized losses	330	(387)
Capital in excess of par value	(2,929)	—

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2015 and September 30, 2015, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

When investing in certain private equity funds, we may have uncalled capital commitments, depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of December 31, 2015 and September 30, 2015, we had an uncalled capital commitment related to our partnership interest in Leeds Novamark Capital I, L.P. We estimate the fair value of the combined unused lines of credit and the uncalled capital commitment as of December 31, 2015 and September 30, 2015 to be immaterial.

In addition to the lines of credit and the uncalled capital commitments to our portfolio companies, we have also extended certain guarantees from time to time on behalf of some of our portfolio companies. In December 2015, we executed a guarantee for one of our investments, FDF, to guarantee payment of up to $0.2 million to FDF in the event of any default under their loan agreement. During the three months ended December 31, 2015, we have not been required to make any payments on this guarantee, and we consider the credit risks to be remote and the fair value of the guarantee as of December 31, 2015 to be immaterial. As of September 30, 2015, we were not party to any guarantees.

The following table summarizes the amounts of our unused lines of credit, uncalled capital commitment and guarantee, at cost, as of December 31, 2015 and September 30, 2015, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	December 31, 2015	September 30, 2015
Unused line of credit commitments	$11,937	$14,655
Uncalled capital commitment	2,214	2,214
Guarantee	187	—

Total	$14,338	$16,869

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2015	2014
Per Common Share Data(A):
Net asset value at beginning of period(A)	$9.06	$9.51
Net investment income(B)	0.21	0.18
Net realized gain (loss) on investments(B)	0.68	(0.61)
Net unrealized (depreciation) appreciation of investments(B)	(1.27)	0.41
Net unrealized depreciation of other(B)	—	0.03
Distributions to common stockholders(A)(C)	(0.21)	(0.21)
Issuance of common stock	0.84	—
Offering costs for issuance of common stock	(0.05)	—
Dilutive effect of common stock issuance(D)	(0.89)	—
Other, net(E)	0.01

Net asset value at end of period(A)	$8.38	$9.31

Market value at beginning of period	$8.13	$8.77
Market value at end of period	7.31	8.27
Total return(F)	(7.76)%	(3.45)%
Common shares outstanding at end of period	23,431,622	21,000,160

Statement of Assets and Liabilities Data:
Net assets at end of period	$196,470	$195,581
Average net assets(G)	205,123	198,295

Senior Securities Data:
Borrowings under Credit Facility, at cost	57,500	83,500
Mandatorily redeemable preferred stock	61,000	61,000

Ratios/Supplemental Data:

Ratio of operating expenses to average net assets—annualized	9.02%	8.61%
Ratio of net operating expenses to average net assets—annualized(H)	6.30	6.11

Ratio of net expenses to average net assets—annualized(I)(J)	10.34	10.16
Ratio of net investment income to average net assets—annualized(K)	9.28	7.44

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from income amounts determined under GAAP.
(D)	During the fiscal quarter ended December 31, 2015, the dilution was a result of issuing 2.3 million shares of common stock in an overnight offering at a public offering price of $8.55 per share, which was below the then current NAV of $9.06 per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the corresponding period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.
(G)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(H)	Ratio of net operating expenses to average net assets is computed using total expenses, net of credits from the Adviser, and excluding interest expense on borrowings, dividend expense on mandatorily redeemable preferred stock and amortization of deferred financing fees.
(I)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(J)	Had we not received any credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.9% for the fiscal quarter ended December 31, 2015. There were no credits of the incentive fee due to the Adviser for the fiscal quarter ended December 31, 2014.
(K)	Had we not received any credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.72% for the fiscal quarter ended December 31, 2015. There were no credits of the incentive fee due to the Adviser for the fiscal quarter ended December 31, 2014.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had certain unconsolidated subsidiaries, specifically Defiance, Midwest Metal, and Sunshine Media Holdings, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and 2014. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the three months ended December 31, 2015 and 2014 for our unconsolidated significant subsidiaries.

	Three Months Ended December 31,
Income Statement	2015	2014(A)
Net sales	$10,566	$28,313
Gross profit	2,696	5,350
Net loss	(258)	(1,383)

(A)	We exited Midwest Metal in December 2014 and as such its financial results are included only through the date of exit.

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In January 2016, we invested $8.5 million in LCR Contractors, Inc. through secured first lien debt. LCR, headquartered in Dallas, Texas, is a spray fireproofing and spray applied thermal insulation subcontractor. In addition, in January 2016, we received a partial pay down of $5.0 million on our investment in J. America, Inc.

Distributions to Stockholders

In January 2016, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
January 22, 2016	February 2, 2016	$0.07	$0.140625
February 18, 2016	February 29, 2016	0.07	0.140625
March 21, 2016	March 31, 2016	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

Common Stock Share Repurchase Plan

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular number of shares of common stock. The termination date is the earlier of selling the total authorized amount of $7.5 million or January 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence or impact of adverse events in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein and in Item 1A. “Risk Factors” herein and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 23, 2015, as amended on December 29, 2015. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on November 23, 2015, as amended on December 29, 2015. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2015, our investment portfolio was made up of approximately 90.6% debt investments and 9.4% equity investments, at cost.

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

Additionally, since February 2011, Gladstone Securities, LLC (“Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Securities receives a fee.

Our shares of common stock and 6.75% Series 2021 Term Preferred Stock (our “Series 2021 Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GLAD” and “GLADO,” respectively.

Business

Portfolio Activity

During the three months ended December 31, 2015, we invested $3.8 million in one new proprietary investment and exited five portfolio companies, resulting in a net reduction in our overall portfolio of four portfolio companies. Our focus going into 2016 will be to rebuild our investment portfolio by making new investments and to exit challenged and non-strategic investments in our portfolio in an orderly manner over the next several quarters.

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

Capital Raising

We issued shares of our common stock in an overnight offering in October 2015 with the overallotment closing in November 2015 at a public offering price of $8.55 per share, which was below the then current net asset value (“NAV”) of $9.06 per share. The resulting proceeds, in part, allowed us to grow the portfolio by making new investments, generate additional income through new investments, and provide us additional equity capital to help ensure continued compliance with regulatory tests. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock offerings.

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular number of shares of common stock. Refer to “Recent Developments” for further discussion of our common stock share repurchase program.

Although we were able to access the capital markets over the last year, and most recently, this quarter, uncertain market conditions continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. The volatile nature of the energy markets and the current prolonged period of depressed oil and natural gas sales prices that we are now experiencing, is not expected to have a material adverse effect on our results of operations and financial condition; however the economy as a whole and particularly companies that own oil and natural gas investments, like ours, are experiencing the impact of lower trading prices in their capital stock. In addition, the current volatility in the credit market and the uncertainty surrounding the U.S. economy have led to significant stock market fluctuations, particularly with respect to the stock of financial services companies like ours. During times of increased price volatility, our common stock may be more likely to trade at a price below our NAV per share, which is not uncommon for BDCs like us.

On February 5, 2016, the closing market price of our common stock was $6.06, a 27.7% discount to our December 31, 2015, NAV per share of $8.38. When our stock trades below NAV per common share, as it has consistently traded over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 12, 2015, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for February 11, 2016, our stockholders will again be asked to vote in favor of renewing our ability to issue stock below NAV for another year.

The current uncertain and volatile economic conditions may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our $170.0 million revolving line of credit, “our Credit Facility.” Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth, which are affected by the decrease in the aggregate value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of December 31, 2015, we were in compliance with all of our Credit Facility’s covenants. Refer to “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act that may further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute on an annual basis at least 90.0% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Because we are required to satisfy the RIC annual stockholder distribution requirement, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources may include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18 of the 1940 Act) of at least 200.0% on our “senior securities representing indebtedness” and our “senior securities that are stock.”

We expect that, given these regulatory and contractual constraints in combination with current market conditions, the debt and equity capital available to us may not be sufficient in the near term. However, we believe that the recent amendments to our Credit Facility to decrease the interest rate on advances and extend its revolving period end date until 2019, our syndication and expansion of our Credit Facility in June 2015 and our ability to co-invest with Gladstone Investment has increased our ability to make investments in middle market businesses that we believe will help us achieve attractive long-term returns for our stockholders.

During the quarter ended December 31, 2015, while we did not close any new originations, we did invest in one new portfolio company through a restructure and have focused on seeking prospective deals that we believe are generally recession resistant, have steady cash flows, and have strong management teams which can ultimately provide appropriate returns, given the investment risks. As we have demonstrated this quarter and in the past few quarters, we continue to work through some of the older, more challenged investments in our portfolio to enhance overall returns to our stockholders.

Investment Highlights

During the three months ended December 31, 2015, we invested $3.8 million in one new portfolio company and an aggregate of $1.3 million in existing portfolio companies. In addition, during the three months ended December 31, 2015, we sold our investments in three portfolio companies for combined net cash proceeds of $20.3 million (resulting in a net realized gain of $14.4 million), had two portfolio companies pay off early at par for combined net proceeds of $15.6 million and received an aggregate of scheduled and unscheduled principal repayments of approximately $12.2 million from existing portfolio companies. Since our initial public offering in August 2001, we have made 399 different loans to, or investments in, 197 companies for a total of approximately $1.4 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the three months ended December 31, 2015, the following significant transactions occurred:

Issuances, Originations and Restructurings

During the three months ended December 31, 2015, we invested $3.8 million in one new proprietary portfolio company, Drumcree, LLC, as a result of a restructuring of an existing portfolio company, Legend Communications of Wyoming, LLC (“Legend”).

Repayments and Sales

During the three months ended December 31, 2015, we received $61.2 million in proceeds from repayments and sales. Below are the significant repayments and exits during the three months ended December 31, 2015.

•	Allison Publications, LLC – In October 2015, Allison Publications, LLC paid off at par for net proceeds of $8.2 million.

•	Ameriqual Group, LLC – In October 2015, Ameriqual Group, LLC paid off at par for net proceeds of $7.4 million.

•	First American Payment Systems, L.P. – In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a net realized loss of $0.2 million.

•	Funko, LLC – In October 2015, we sold our investment in Funko, which resulted in dividend and prepayment fee income of $0.3 million and a realized gain of $17.0 million. In connection with the sale, we received net cash proceeds of $14.8 million, full repayment of our debt investment of $9.5 million, earn-out and other receivables of $3.5 million, recorded within other assets, net on the accompanying Condensed Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko Acquisition Holdings, LLC, with a combined cost basis and fair value of $0.3 million. Additionally, we recorded a tax liability for the net unrealized built-in gain that was realized upon the sale of $9.6 million within other liabilities on the accompanying Condensed Consolidated Statement of Assets and Liabilities.

•	Heartland Communications Group – In October 2015, we sold our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.4 million. Heartland had been on non-accrual status at the time of the sale.

Refer to Note 13—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for portfolio activity occurring subsequent to December 31, 2015.

Recent Developments

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 18, 2015, which has yet to be declared effective by the SEC. Our Registration Statement, when declared effective, registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities.

Common Stock Share Repurchase Program

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular number of shares of common stock. The termination date is the earlier of selling the total authorized amount of $7.5 million or January 31, 2017.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2015, to the Three Months Ended December 31, 2014

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income, net	$9,184	$7,648	$1,536	20.1%
Other income	876	1,078	(202)	(18.7)

Total investment income	10,060	8,726	1,334	15.3

EXPENSES
Base management fee	1,528	1,597	(69)	(4.3)
Loan servicing fee	1,008	832	176	21.2
Incentive fee	1,118	922	196	21.3
Administration fee	336	281	55	19.6
Interest expense on borrowings	785	678	107	15.8
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	—	—
Amortization of deferred financing fees	255	302	(47)	(15.6)
Other expenses	636	638	(2)	(0.3)

Expenses, before credits from Adviser	6,695	6,279	416	6.6
Credit to base management fee – loan servicing fee	(1,008)	(832)	(176)	(21.2)
Credits to fees from Adviser - other	(386)	(412)	26	6.3

Total expenses, net of credits	5,301	5,035	266	5.3

NET INVESTMENT INCOME	4,759	3,691	1,068	28.9

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments and other	15,380	(12,858)	28,238	NM
Net unrealized (depreciation) appreciation of investments	(28,843)	8,763	(37,606)	NM
Net unrealized depreciation of other	—	735	(735)	(100.0)

Net loss from investments and other	(13,463)	(3,360)	(10,103)	(300.7)%

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(8,704)	$331	$(9,035)	NM %

NM = Not Meaningful

Investment Income

Interest income, net increased by 20.1% for the three months ended December 31, 2015, as compared to the prior year period. This increase was due primarily to the funding of several new investments during the last quarter of fiscal year 2015. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2015, was $338.3 million, compared to $283.0 million for the prior year period, an increase of 19.5%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments which increased to 11.3% for the three months ended December 31, 2015 compared to 10.8% for the three months ended December 31, 2014, inclusive of any allowances on interest receivables made during those periods.

As of December 31, 2015, one portfolio company was partially on non-accrual status, with an aggregate debt cost basis of approximately $22.6 million, or 6.7%, of the cost basis of all debt investments in our portfolio. As of December 31, 2014, two portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $33.6 million, or 9.4%, of the cost basis of all debt investments in our portfolio.

For the three months ended December 31, 2015, other income decreased as compared to the prior year period. For the period ended December 31, 2015, other income consisted primarily of $0.4 million success fees paid by Legend, $0.3 million prepaid success fee receivable from Defiance Integrated Technologies, Inc. (“Defiance”), $0.1 million in prepayment fees received on the sale of Funko and $0.1 million of success fees received related to the previous sale of substantially all of the assets in Lindmark Acquisition, LLC (“Lindmark”). Other income for the three months ended December 31, 2014, consisted primarily of $0.6 million in success fees received from the early payoff of North American Aircraft Services, LLC (“NAAS”), $0.3 million in success fees prepaid by Francis Drilling Fluids, Ltd. (“FDF”), $0.1 million in dividend income and $0.1 million in other fees, both received from FDF.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2015		Three Months Ended December 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
WadeCo Specialties, Inc.	$21,446	7.2%	$524	5.2%
RBC Acquisition Corp.	20,754	6.9	784	7.8
United Flexible, Inc.	20,112	6.7	475	4.7
Francis Drilling Fluids, Ltd.	17,415	5.8	642	6.4
Lignetics, Inc.	16,366	5.5	460	4.6

Subtotal—five largest investments	96,093	32.1	2,885	28.7
Other portfolio companies	203,598	67.9	7,175	71.3

Total Investment Portfolio	$299,691	100.0%	$10,060	100.0%

	As of December 31, 2014		Three Months Ended December 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$28,283	8.7%	$433	5.0%
Francis Drilling Fluids, Ltd.	21,523	6.6	1,075	12.3
WadeCo Specialties, Inc.	21,097	6.5	324	3.7
Funko, LLC(A)	19,011	5.8	249	2.9
J.America, Inc.	16,103	4.9	478	5.5

Subtotal—five largest investments	106,017	32.5	2,559	29.4
Other portfolio companies	220,607	67.5	6,165	70.6
Other non-portfolio company revenue	—	—	2	—

Total Investment Portfolio	$326,624	100.0%	$8,726	100.0%

(A)	Investment was exited for a realized gain in the three months ended December 31, 2015.

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, increased slightly by 5.3% for the three months ended December 31, 2015, as compared to the prior year period. This increase was primarily due to the increase in interest expense on borrowings of $0.1 million and an increase in the net base management fee of $0.2 million, which was offset primarily by the decrease in the net incentive fee of $0.1 million.

Interest expense on borrowings increased by $0.1 million, or 15.8%, during the three months ended December 31, 2015, as compared to the prior year period, due primarily to an increase in the borrowings outstanding on our Credit Facility during the period. The weighted average balance outstanding on our Credit Facility during the three months ended December 31, 2015, was approximately $74.1 million, as compared to $44.8 million in the prior year period, an increase of 65.5%.

The increase of $0.2 million in the net base management fee earned by the Adviser during the three months ended December 31, 2015, as compared to the prior year period, was due to an increase in the average total assets outstanding due to the net growth in our investment portfolio. Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit of $0.3 million from the Adviser to reduce the income-based incentive fee to the extent net investment income for the quarter ended December 31, 2015 did not cover 100.0% of the distributions to common stockholders during the period. No such credit was granted for the quarter ended December 31, 2014.

The base management, loan servicing and incentive fees, and associated unconditional, non-contractual, and irrevocable voluntary credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2015	2014
Average total assets subject to base management fee(A)	$349,300	$319,400
Multiplied by prorated annual base management fee of 1.75%—2.0%	0.4375%	0.5%

Base management fee(B)	$1,528	$1,597
Portfolio company fee credit	(65)	(375)
Senior syndicated loan fee credit	(33)	(37)

Net Base Management Fee	$1,430	$1,185

Loan servicing fee(B)	1,088	832
Credit to base management fee—loan servicing fee(B)	(1,088)	(832)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,118	922
Incentive fee credit	(288)	—

Net Incentive Fee	$830	$922

Portfolio company fee credit	(65)	(375)
Senior syndicated loan fee credit	(33)	(37)
Incentive fee credit	(288)	—

Credits to Fees From Adviser - other(B)	$(386)	$(412)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments and Other

For the three months ended December 31, 2015, we recorded a net realized gain on investments of $15.4 million, which resulted primarily from the sale of our investment in Funko during the period for net cash proceeds of $14.8 million and a realized gain of $17.0 million, which was partially offset by the realized loss of $2.4 million from our sale of Heartland during the period for net proceeds of $1.5 million. For the three months ended December 31, 2014, we recorded a net realized loss on investments of $12.9 million, which primarily consisted of a realized loss of $14.5 million resulting from the sale of Midwest Metal Distribution, Inc. (“Midwest Metal”) during the period for net proceeds of $6.1 million. This realized loss was partially offset by the realized gain of $1.6 million we recognized on the early payoff of NAAS.

Net Unrealized Appreciation (Depreciation) of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended December 31, 2015, we recorded net unrealized depreciation of investments in the aggregate amount of $28.8 million, which included reversals totaling $13.1 million of cumulative net unrealized appreciation, primarily related to the sale of Funko during the period. Over our entire portfolio, the net unrealized depreciation (excluding reversals) for the three months ended December 31, 2015, consisted of approximately $12.0 million of depreciation on our debt investments and approximately $3.7 million of depreciation on our equity investments.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2015, were as follows:

	Three Months Ended December 31, 2015
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Legend Communications of Wyoming, LLC	$—	$2,857	$—	$2,857
Funko, LLC	17,000	—	(16,009)	991
J.America, Inc.	—	482	—	482
Behrens Manufacturing, LLC	—	395	—	395
Triple H Food Processors	—	347	—	347
Lignetics, Inc.	—	295	—	295
Heartland Communications Group	(2,356)	—	2,390	34
Autoparts Holdings Limited	—	(377)	—	(377)
AG Transportation Holdings, LLC	—	(409)	—	(409)
Southern Petroleum Laboratories, Inc.	—	(445)	—	(445)
Vision Government Solutions, Inc.	—	(562)	—	(562)
Vertellus Specialties Inc.	—	(719)	—	(719)
Vision Solutions, Inc.	—	(764)	—	(764)
LWO Acquisitions Company LLC	—	(797)	—	(797)
Precision Acquisition Group Holdings, Inc.	—	(938)	—	(938)
Sunshine Media Holdings	—	(1,750)	—	(1,750)
Targus Group International, Inc.	—	(2,126)	—	(2,126)
Defiance Integrated Technologies, Inc.	—	(2,406)	—	(2,406)
RBC Acquisition Corp.	1,207	(3,847)	—	(2,640)
Francis Drilling Fluids, Ltd.	—	(2,700)	—	(2,700)
Other, net (<$250)	(471)	(2,274)	514	(2,231)

Total:	$15,380	$(15,738)	$(13,105)	$(13,463)

The largest driver of our net unrealized depreciation (excluding reversals) for the three months ended December 31, 2015 was a decline in financial and operational performance on several portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably, RBC Acquisition Corp. (“RBC”) of $3.8 million, FDF of $2.7 million, and Defiance of $2.4 million. This depreciation was partially offset by the appreciation on Legend of $2.9 million and an additional earn-out receivable earned and included in the realized gain on the sale of Funko.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2014, were as follows:

	Three Months Ended December 31, 2014
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$3,648	$—	$3,648
Defiance Integrated Technologies, Inc.	—	1,394	—	1,394
Midwest Metal Distribution, Inc.	(14,459)	—	15,578	1,119
Precision Acquisition Group Holdings, Inc.	—	620	—	620
Alloy Die Casting Corp	—	417	—	417
Meridian Rack & Pinion, Inc.	—	(290)	—	(290)
Edge Adhesives Holdings LLC		(301)		(301)
Vision Solutions, Inc.	—	(416)	—	(416)
Sunshine Media Holdings	—	(439)	—	(439)
J.America, Inc.	—	(546)	—	(546)
North American Aircraft Services, LLC	1,578	—	(2,216)	(638)
Targus Group International, Inc.	—	(684)	—	(684)
WadeCo Specialties, Inc.	—	(726)	—	(726)
PLATO Learning, Inc.	—	(753)	—	(753)
Francis Drilling Fluids, Ltd.	—	(980)	—	(980)
Saunders & Associates	—	(1,480)	—	(1,480)
GFRC Holdings, LLC	—	(2,985)	—	(2,985)
Other, net (<$250)	23	(1,078)		(1,055)

Total:	$(12,858)	$(4,599)	$13,362	$(4,095)

The largest driver of our net unrealized depreciation (excluding reversals) for the three months ended December 31, 2014, was a decline in the financial and operational performance of GFRC Holdings, LLC of $3.0 million and Saunders & Associates of $1.5 million. Partially offsetting this net unrealized depreciation for the three months ended December 31, 2014, was the net unrealized appreciation on Funko of $3.6 million and Defiance of $1.4 million due to incremental improvements in the financial and operational performance of these portfolio companies and, to lesser extent, increases in comparable multiples used in valuations.

Net Unrealized Depreciation (Appreciation) of Other

Net unrealized depreciation (appreciation) of other includes the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. During the three months ended December 31, 2015, the Credit Facility was valued at cost and during the three months ended December 31, 2014, we recorded net unrealized depreciation of other of $0.7 million related to the change in the fair value of our Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash provided by operating activities during the three months ended December 31, 2015, was $66.1 million, as compared to net cash used in operating activities of $42.3 million for the three months ended December 31, 2014. The increase in cash provided by operating activities was primarily due to net proceeds from the payoffs or sales of five portfolio companies during the three months ended December 31, 2015.

As of December 31, 2015, we had loans to, syndicated participations in, or equity investments in 44 private companies with an aggregate cost basis of approximately $372.9 million. As of December 31, 2014, we had loans to, syndicated participations in and/or equity investments in 49 private companies with an aggregate cost basis of approximately $385.9 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2015 and 2014, at fair value:

	Three Months Ended December 31,
	2015	2014
Beginning investment portfolio, at fair value	$365,891	$281,286
New investments	3,800	44,099
Disbursements to existing portfolio companies	1,287	17,366
Scheduled principal repayments on investments	(369)	(134)
Unscheduled principal repayments on investments	(40,962)	(4,363)
Net proceeds from sale of investments	(19,876)	(7,713)
Net unrealized depreciation of investments	(15,738)	(4,599)
Reversal of prior period (appreciation) depreciation of investments on realization	(13,105)	13,362
Net realized gain (loss) on investments	15,382	(12,881)
Increase in investments due to PIK(A) or other	2,936	70
Cost adjustments on non-accrual loans	388	502
Net change in premiums, discounts and amortization	57	(371)

Investment Portfolio, at Fair Value	$299,691	$326,624

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2015:

For the Fiscal Years Ending September 30:		Amount
For the remaining three months ending September 30:	2016	$55,340
	2017	51,007
	2018	28,830
	2019	45,555
	2020	124,853
	Thereafter	32,750

	Total contractual repayments	$338,335
	Equity investments	35,078
	Adjustments to cost basis on debt investments	(526)

	Investments Held at December 31, 2015, at Cost:	$372,887

Financing Activities

Net cash used in financing activities totaled $56.1 million for the three months ended December 31, 2015 and consisted primarily of net repayments on our Credit Facility of $69.8 million and $4.8 million of distributions to common stockholders, partially offset by $18.4 million in net proceeds from our common stock offering during the quarter. Net cash provided by financing activities totaled $42.4 million for the three months ended December 31, 2014 and consisted primarily of net borrowings on our Credit Facility of $46.8 million partially offset by distributions to common stockholders of $4.4 million.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each of the three months from October 2015 through December 2015, which totaled an aggregate of $4.8 million. In January 2016, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February and March 2016. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2016.

For the fiscal year ended September 30, 2015, which includes the three months ended December 31, 2014, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for that fiscal year. For the fiscal year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock distributions), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.7 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year.

The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2016 will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. If we characterized our common stockholder distributions for the three months ended December 31, 2015, 100.0% would be from ordinary income.

Preferred Stock Distributions

We paid monthly cash distributions of $0.140625 per share of our Series 2021 Term Preferred Stock for each of the three months from October 2015 through December 2015, which totaled an aggregate of $1.0 million. In January 2016, our Board of Directors declared a monthly distribution of $0.140625 per share of Series 2021 Term Preferred stock for each of January, February and March 2016. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent our current and accumulated earnings and profits have been characterized as ordinary income to our preferred stockholders.

Equity

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 18, 2015, which has yet to be declared effective by the SEC. Our Registration Statement, when declared effective, registers an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities.

Common Stock

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

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock under the Sales Agreements for net proceeds, net of underwriter’s commissions and other offering expenses borne by us, of approximately $1.0 million. We did not sell any shares under the Sales Agreements in the quarter ended December 31, 2015.

Pursuant to our prior registration statement, on October 27, 2015, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $8.55 per share. Gross proceeds totaled $17.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $16.0 million. In connection with the offering, in November 2015, the underwriters exercised their option to purchase an additional 300,000 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $2.6 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $2.4 million. The net proceeds of this offering were used to repay borrowings under our Credit Facility.

We may issue equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. To the extent that our common stock continues to trade at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder and independent director approval or a rights offering to existing common stockholders.

Term Preferred Stock

Pursuant to our prior registration statement, in May 2014, we completed a public offering of approximately 2.4 million shares of our Series 2021 Term Preferred Stock, par value $0.001 per share, at a public offering price of $25.00 per share and a 6.75% rate. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share, and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility.

Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200.0% on our “senior securities that are stock” (which, currently is only the Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017. The asset coverage on our “senior securities that are stock” (thus, our Series 2021 Term Preferred Stock) as of December 31, 2015 was 261.9%.

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

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Facility, which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day London Interbank Offered Rate (“LIBOR”) from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended other terms and conditions to among other items. Our Credit Facility was arranged by KeyBank, as administrative agent, lead arranger and a lender. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019. On June 19, 2015, we through Business Loan, entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity on our Credit Facility by $30.0 million to $170.0 million. We incurred fees of approximately $0.6 million in connection with this expansion, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015, which equates to $214.8 million as of December 31, 2015, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $255.5 million, asset coverage on our “senior securities representing indebtedness” of 538.1% and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2015. As of December 31, 2015 we were in compliance with all of our Credit Facility covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2015 and September 30, 2015, our unused line of credit commitments totaled $11.9 million and $14.7 million, respectively.

When investing in certain private equity funds, we may have uncalled capital commitments depending on the agreed upon terms of our committed ownership interest. These capital commitments usually have a specific date in the future set as a closing date, at which time the commitment is either funded or terminates. As of December 31, 2015 and September 30, 2015, we had an uncalled capital commitment related to our partnership interest in Leeds Novamark Capital I, L.P. of $2.2 million. We estimate the fair value of the combined unused lines of credit and the uncalled capital commitment as of December 31, 2015 and September 30, 2015 to be immaterial.

In addition to the unused lines of credit and uncalled capital commitment to our portfolio companies, we may also extend from time to time certain guarantees on behalf of some our portfolio companies. During the three months ended December 31, 2015, we entered into a guarantee arrangement for an aggregate of $0.2 million of obligations of FDF. As of December 31, 2015, we have not been required to make any payments on this guarantee, and we consider the credit risks to be remote and the fair value of the guarantee to be immaterial.

Unlike PIK income, we generally recognize success fees as income only when the payment has been received. As a result, as of December 31, 2015 and September 30, 2015, we had aggregate unrecognized success fee receivables on our accruing debt investments of $7.4 million and $7.7 million (or approximately $0.32 per common share and $0.37 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

The following table summarizes our contractual obligations as of December 31, 2015, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$—	$57,500	$—	$57,500
Series 2021 Term Preferred Stock	—	—	61,000	—	61,000
Interest expense on debt obligations(C)	5,062	20,250	12,127	—	37,439

Total	$5,062	$20,250	$130,627	$—	$155,939

(A)	Excludes our unused lines of credit, uncalled capital commitment and a guarantee to one of our portfolio companies in an aggregate amount of $14.3 million as of December 31, 2015.
(B)	Principal balance of borrowings under our Credit Facility as of December 31, 2015, based on the current revolving period end date of January 19, 2019.
(C)	Includes estimated interest payments on our Credit Facility and distribution obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2015. Distribution payments on our Series 2021 Term Preferred Stock assume quarterly distribution declarations and monthly distributions to stockholders through the date of mandatory redemption.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (the “Policy”) as our most critical accounting policy.

Investment Valuation

Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Refer to Note 2—Summary of Significant Accounting Policies and Note 3 — Investments in the notes to our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements.

Credit Monitoring and Risk Rating

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance and, in some instances, are used as inputs in our valuation techniques. Generally, we, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold board seats and also require them to provide annual audited and monthly unaudited financial statements. Using these financial statements or comparable information and board discussions, the Adviser calculates and evaluates certain credit statistics.

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For syndicated debt securities that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”) (as defined in Rule 2a-7 under the 1940 Act), the Adviser generally uses the average of two corporate-level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

The following table reflects risk ratings for all proprietary debt securities in our portfolio as of December 31, 2015 and September 30, 2015, representing approximately 85.8% and 84.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2015	As of September 30, 2015
Highest	8.0	8.0
Average	5.8	5.9
Weighted Average	5.8	6.0
Lowest	4.0	4.0

The following table reflects corporate-level risk ratings for all syndicated debt securities in our portfolio that were rated by an NRSRO as of December 31, 2015 and September 30, 2015, representing approximately 10.7% and 10.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2015	As of September 30, 2015
Highest	6.0	6.0
Average	4.8	4.8
Weighted Average	4.9	4.9
Lowest	3.0	3.0

The following table lists the risk ratings for all syndicated debt securities in our portfolio that were not rated by an NRSRO. As of December 31, 2015 and September 30, 2015, these loans represented 3.5% and 5.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2015	As of September 30, 2015
Highest	4.0	6.0
Average	3.5	4.8
Weighted Average	3.2	4.3
Lowest	3.0	3.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes and also to limit certain federal excise taxes imposed on RICs. Refer to Note 9—Distributions to Common Stockholders in the notes to our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding our tax status.

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

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. Success fees, dividend income, and prepayment fees are all recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding revenue recognition.

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

As of December 31, 2015, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	83.7%
Fixed rates	16.3

Total:	100.0%

Pursuant to the terms under our Credit Facility, in July 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 and expiring January 19, 2016, for a notional amount of $35.0 million that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. This agreement will entitle us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the 30-day LIBOR exceed the payments on the current notional amount at 5.0%. The agreement therefore helps mitigate our exposure to increases in interest rates on our borrowings on our Credit Facility, which are at variable rates. As of December 31, 2015 and September 30, 2015, our interest rate cap agreement had a fair value of $0.

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2015 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on November 23, 2015, as amended on December 29, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section and the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on November 23, 2015, as amended on December 29, 2015. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The recent volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.

Our portfolio includes a high concentration of oil and gas companies with the fair value of our investments in the oil and gas industry representing approximately $47.6 million, or 15.9% of our total portfolio at fair value as of December 31, 2015. These businesses are heavily dependent upon the prices of, and demand for, oil and natural gas, which have recently declined significantly and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flow, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

Though we may repurchase shares pursuant to our common stock share repurchase program, we are not obligated to do so and if we do, we may purchase only a limited number of shares of common stock.

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of our common stock. We intend to purchase through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during applicable trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.

We will disclose relevant information to our stockholders in current or periodic reports under the Exchange Act or other methods that comply with applicable federal law. Although we have announced a share repurchase program, we are not obligated to acquire any amount of stock, and holders of our common stock should not rely on the share repurchase program to increase their liquidity.

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
Melissa Morrison
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: February 8, 2016

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Exhibit A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No.811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

10.1	Amendment No. 1 to Amended and Restated Investment Advisory and Management Agreement between Gladstone Capital Corporation and Gladstone Management Corporation, dated October 13, 2015, incorporated by reference to Exhibit 10.1 to the Current Report Form 8-K (File No. 814-00237), filed October 14, 2015.

10.2	Amendment No. 1 to Fifth Amended and Restated Credit Agreement dated as of October 9, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent (filed herewith).

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.