Form 10-Q
period 2016-03-31
GLADSTONE CAPITAL CORP
filed 2016-05-04
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 3, 2016 was 23,385,836.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,	September 30,
	2016	2015
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $243,533 and $287,055, respectively)	$211,156	$277,411
Affiliate investments (Cost of $87,310 and $81,427, respectively)	65,379	66,029
Control investments (Cost of $41,377 and $41,762 respectively)	16,893	22,451

Total investments at fair value (Cost of $372,220 and $410,244 respectively)	293,428	365,891

Cash and cash equivalents	5,802	3,808
Restricted cash and cash equivalents	160	283
Interest receivable, net	2,753	5,581
Due from custodian	713	1,186
Deferred financing fees	3,707	4,161
Other assets, net	4,437	1,572

TOTAL ASSETS	$311,000	$382,482

LIABILITIES
Borrowings, at fair value (Cost of $57,300 and $127,300, respectively)	$57,300	$127,300
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding	61,000	61,000
Accounts payable and accrued expenses	474	597
Interest payable	161	272
Fees due to Adviser(A)	859	904
Fee due to Administrator(A)	277	250
Other liabilities	5,725	715

TOTAL LIABILITIES	$125,796	$191,038

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 23,385,836 shares issued and outstanding as of March 31, 2016 and 21,131,622 shares issued and outstanding as of September 30, 2015	$23	$21
Capital in excess of par value	322,776	307,862
Cumulative net unrealized depreciation of investments	(78,792)	(44,353)
Cumulative net unrealized depreciation of other	—	(61)
Under (over) distributed net investment income	4,839	(1,541)
Accumulated net realized losses	(63,642)	(70,484)

TOTAL NET ASSETS	$185,204	$191,444

NET ASSET VALUE PER COMMON SHARE	$7.92	$9.06

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income, net
Non-Control/Non-Affiliate investments	$6,416	$6,895	$13,324	$13,196
Affiliate investments	1,945	1,536	3,910	2,699
Control investments	306	308	618	490
Other	1	1	2	3

Total interest income	8,668	8,740	17,854	16,388
Other income
Non-Control/Non-Affiliate investments	788	—	1,289	1,078
Control investments	—	483	375	483

Total other income	788	483	1,664	1,561

Total investment income	9,456	9,223	19,518	17,949

EXPENSES
Base management fee(A)	1,362	1,801	2,890	3,398
Loan servicing fee(A)	973	955	1,981	1,787
Incentive fee(A)	1,064	923	2,182	1,845
Administration fee(A)	277	268	612	549
Interest expense on borrowings	633	1,024	1,418	1,702
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	2,058	2,058
Amortization of deferred financing fees	273	302	528	604
Professional fees	358	210	711	584
Other general and administrative expenses	394	407	681	671

Expenses, before credits from Adviser	6,363	6,919	13,061	13,198
Credit to base management fee - loan servicing fee(A)	(973)	(955)	(1,981)	(1,787)
Credits to fees from Adviser - other(A)	(851)	(434)	(1,239)	(846)

Total expenses, net of credits	4,539	5,530	9,841	10,565

NET INVESTMENT INCOME	4,917	3,693	9,677	7,384

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	(5,460)	—	9,030	1,578
Affiliate investments	—	—	1,207	—
Control investments	—	—	(317)	(14,459)
Other	(61)	(582)	(63)	(559)

Total net realized gain (loss)	(5,521)	(582)	9,857	(13,440)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(2,503)	8,275	(22,733)	762
Affiliate investments	(1,778)	(98)	(6,533)	(350)
Control investments	(1,315)	(1,631)	(5,173)	14,897
Other	61	(115)	61	620

Total net unrealized (depreciation) appreciation	(5,535)	6,431	(34,378)	15,929

Net realized and unrealized (loss) gain	(11,056)	5,849	(24,521)	2,489

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,139)	$9,542	$(14,844)	$9,873

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.18	$0.42	$0.35

Net (decrease) increase in net assets resulting from operations	$(0.26)	$0.45	$(0.64)	$0.47

Distributions declared and paid	$0.21	$0.21	$0.42	$0.42

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	23,413,131	21,011,809	23,048,110	21,005,920

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
OPERATIONS
Net investment income	$9,677	$7,384
Net realized gain (loss) on investments	9,857	(13,440)
Net unrealized (depreciation) appreciation of investments	(34,439)	15,309
Net unrealized appreciation of other	61	620

Net (decrease) increase in net assets resulting from operations	(14,844)	9,873

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(6,489)	(8,825)
Distributions to common stockholders from realized gains	(3,188)	—

Total distributions to common stockholders	(9,677)	(8,825)

CAPITAL TRANSACTIONS
Repayment of principal on employee note	—	50
Issuance of common stock	19,665	593
Offering costs for issuance of common stock	(1,102)	(183)
Repurchase of common stock	(282)	—

Net increase in net assets resulting from capital transactions	18,281	460

NET (DECREASE) INCREASE IN NET ASSETS	(6,240)	1,508
NET ASSETS, BEGINNING OF PERIOD	191,444	199,660

NET ASSETS, END OF PERIOD	$185,204	$201,168

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(14,844)	$9,873
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(25,868)	(92,440)
Principal repayments on investments	58,123	5,080
Net proceeds from sale of investments	19,913	7,713
Increase in investments due to paid-in-kind interest or other	(3,739)	(129)
Net change in premiums, discounts and amortization	(97)	294
Cost adjustments on non-accrual loans	(388)	(444)
Net realized (gain) loss on investments	(9,920)	12,881
Net realized loss on other	63	—
Net unrealized depreciation (appreciation) of investments	34,439	(15,309)
Net unrealized appreciation of other	(61)	(620)
Decrease (increase) in restricted cash and cash equivalents	123	(857)
Amortization of deferred financing fees	528	604
Decrease (increase) in interest receivable, net	2,828	(2,198)
Decrease in due from custodian	473	3,605
Increase in other assets, net	(2,865)	(239)
(Decrease) increase in accounts payable and accrued expenses	(123)	43
(Decrease) increase in interest payable	(111)	138
(Decrease) increase in fees due to Adviser(A)	(45)	708
Increase in fee due to Administrator(A)	27	50
Increase in other liabilities	5,010	1,531

Net cash provided by (used in) operating activities	63,466	(69,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	36,000	93,500
Repayments on borrowings	(106,000)	(16,100)
Deferred financing fees	(76)	(110)
Proceeds from issuance of common stock	19,665	593
Offering costs for issuance of common stock	(1,102)	(183)
Repurchases of common stock	(282)	—
Distributions paid to common stockholders	(9,677)	(8,825)
Receipt of principal on employee note	—	50

Net cash (used in) provided by financing activities	(61,472)	68,925

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,994	(791)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,808	6,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,802	$5,523

NON-CASH ACTIVITIES(B)	$3,921	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transaction:

In February 2016, our investment in Targus Group International, Inc. (“Targus”) was restructured. As part of the transaction, our secured first lien debt investment with a cost basis and fair value of $9.0 million and $6.9 million, respectively, was restructured resulting in a common stock investment with a cost basis of $2.3 million and a secured first lien debt investment with a cost basis of $2.1 million. We contributed $0.5 million in cash as part of the transaction. The restructure resulted in a net realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Statement of Investments as of March 31, 2016.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$13,000	$12,708
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	65
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,244	12,773
Alloy Die Casting Corp.	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,882
		Preferred Stock (1,742 shares)(F)(H)		1,742	262
		Common Stock (270 shares)(F)(H)		18	—

				6,995	5,144
Behrens Manufacturing, LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,270
		Preferred Stock (1,253 shares)(F)(H)(K)		1,253	3,683

				5,528	7,953
B+T Group Acquisition Inc.	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,640
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,640
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(F)	108	108	—
Drumcree, LLC	Broadcasting and entertainment	Secured First Lien Debt (13.0% PIK, Due 1/2017)(F)(G)	4,531	4,531	4,531
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(D)	7,800	7,800	7,810
		Preferred Stock (700,000 units)(F)(H)		700	287

				8,500	8,097
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.9%, Due 4/2020)(D)	15,000	15,000	10,800
		Secured Second Lien Debt (10.8%, Due 4/2020)(D)	7,000	7,000	5,040
		Preferred Equity Units (999 units)(F)(H)		835	—
		Common Equity Units (999 units)(F)(H)		1	—

				22,836	15,840
Funko Acquisition Holdings, LLC	Personal and non-durable consumer products	Preferred Equity Units (260 units)((H)(F)		260	315
		Common Stock (975 units) (H)(F)		—	—

				260	315
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $295 available (9.0%, Due 9/2018)(F)	905	905	905
		Secured First Lien Debt (9.0%, Due 9/2018)(F)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(F)(H)		1,025	775
		Common Stock Warrant (45.0% ownership)(F)(H)		—	—

				2,930	2,680
LCR Contractors, LLC	Buildings and Real Estate	Secured First Lien Debt (10.0%, Due 1/2021)(J)	8,500	8,500	8,500
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,004		991	759
		uncalled capital commitment)(H)(M)
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	3,767
		Preferred Stock (1,449 shares)(F)(H)		1,449	423

				5,589	4,190

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(D)	$6,750	$6,750	$6,666
		Common Stock (450 units)(F)(H)		450	314

				7,200	6,980
Precision Acquisition Group Holdings, Inc.	Machinery	Secured First Lien Equipment Note (11.0%, Due 4/2016)(D)	1,000	1,000	1,055
		Secured First Lien Debt (11.0%, Due 4/2016)(D)	4,125	4,125	1,110
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(D)	4,053	4,053	611

				9,178	2,776
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 1/2020)(D)	8,000	8,000	7,040
		Preferred Stock (4,054,054 shares)(F)(H)		750	800

				8,750	7,840
Travel Sentry, Inc.	Diversified/conglomerate service	Secured First Lien Debt (9.5%, Due 12/2021) (J)	10,000	10,000	10,000
Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(D)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(D)	7,800	7,800	7,829
		Common Stock (250,000 units)(F)(H)		250	597

				8,050	8,426
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (9.0%, Due 7/2017)(D)	—	—	—
		Secured First Lien Debt (9.0%, Due 7/2020)(D)	11,000	11,000	11,041

				11,000	11,041
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured Second Lien Debt (10.5%, 2.0% PIK, Due 2/2022)(D)	17,500	17,500	16,888
		Preferred Stock (260 shares)(F)(H)		260	289
		Common Stock (538 shares)(F)(H)		9	62

				17,769	17,239
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $0 available (7.5%, Due 1/2017)(D)	1,450	1,450	1,276
		Secured First Lien Delayed Draw Term Loan, $2,500 available (10.0%, Due 1/2017)(G)(Q)		—	—
		Secured First Lien Debt (9.8%, Due 1/2017)(D)	9,000	9,000	7,920

				10,450	9,196
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $525 available (8.0%, Due 4/2016)(D)	2,475	2,474	2,286
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	12,250	12,250	11,316
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,449
		Preferred Stock (1,880 shares)(F)(H)		587	215

				22,311	20,266
Westland Technologies, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 4/2016)(D)(S)	4,000	4,000	3,960
		Common Stock (58,333 shares)(F)(H)		408	632

				4,408	4,592

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$197,927	$174,778

Syndicated Investments:
Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (11.0%, Due 1/2018)(E)	$700	$698	$469
GTCR Valor Companies, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	3,000	2,985	2,970
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,989	3,760

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
PLATO Learning, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.0% PIK, Due 6/2020)(D)(G)	$2,856	$2,810	$2,845
		Common Stock (21,429 shares)(F)(H)		2,637	—

				5,447	2,845
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,440	3,308

RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	2,000	1,974	1,608
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,838	3,000
Targus Cayman HoldCo Limited	Textiles and leather	Secured First Lien Debt (15.0% PIK, Due 12/2019)(J)(G)	2,117	2,117	2,117
		Common Stock (526,141 shares) (J)(H)	2,343	2,343	2,310

				4,460	4,427
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	996	860
Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)	3,940	3,831	2,266
Vision Solutions, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 7/2017)(E)	8,000	7,976	7,200
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,477	3,465

W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	200

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$45,606	$36,378

Total Non-Control/Non-Affiliate Investments (represented 72.0% of total investments at fair value)				$243,533	$211,156

AFFILATE INVESTMENTS(O) :
Proprietary Investments:
Ashland Acquisition LLC	Printing and publishing	Secured First Lien Line of Credit, $1,500 available (12.0%, Due 7/2016)(G)(R)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(G)(R)	7,000	7,000	7,390
		Preferred Equity Units (4,400 units)(H)(R)		440	609
		Common Equity Units (4,400 units)(H)(R)		—	13

				7,440	8,012
Edge Adhesives Holdings LLC	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 2/2019)(D)	6,200	6,200	5,952
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,540
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,492
FedCap Partners LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled		1,634	1,506
		Commitment)(H)(L)
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,843
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,790
		Common Stock (152,603 shares)(F)(H)		1,855	2,488

				15,855	16,121
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $550 available (6.5%, Due 12/2017)(D)	2,450	2,450	2,174
		Secured First Lien Debt (9.5%, Due 12/2019)(D)	10,579	10,579	9,389
		Common Units (921,000 units)(F)(H)		921	—

				13,950	11,563

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILATE INVESTMENTS(O) (Continued):
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(F)(G)	$4,559	$4,559	$4,559
		Secured First Lien Mortgage Note (5.3%, Due 12/2016)(F)(G)	7,704	7,704	7,704
		Secured First Lien Debt (8.0%, 4.0% PIK, Due 12/2016)(C)(F)(G)	13,529	13,529	8,422
		Secured First Lien Debt (8.0%, Due 2/2021)(F)	6,954	6,954	—
		Preferred Stock (4,999,000 shares)(F)(H)(K)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				38,115	20,685

Total Affiliate Proprietary Investments (represented 21.9% of total investments at fair value)				$87,310	$65,379

CONTROL INVESTMENTS(P):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,385	$6,385	$6,385
		Common Stock (15,500 shares)(F)(H)		1	2,408

				$6,386	$8,793
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $672 available (8.0%, Due 5/2016)(F)(G)	1,328	1,328	1,328
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)	5,000	5,000	1,998
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)	11,948	11,948	4,774
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				34,991	8,100

Total Control Proprietary Investments (represented 6.0% of total investments at fair value)				$41,377	$16,893

TOTAL INVESTMENTS				$372,220	$293,428

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $245.1 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2016, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.8% of total investments, at fair value, as of March 31, 2016.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at March 31, 2016, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded. Secured first lien debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near March 31, 2016, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or restructured investment valued at cost, as it was determined that the price paid during the quarter ended March 31, 2016 best represents fair value as of March 31, 2016.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(M)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.

(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Refer to Note 10–Commitments and Contingencies for additional information regarding delayed draw term loans.
(R)	Subsequent to March 31, 2016, the investment was sold and, as such, the fair value as of March 31, 2016 was based upon the sale amount.
(S)	Subsequent to March 31, 2016, the maturity date on this investment was extended to October 2016.

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, 1.0% PIK, Due 12/2019)(D)(G)	$7,538	$7,538	$7,331
		Secured Second Lien Debt (11.5%, 1.0% PIK, Due 12/2019)(D)(G)	9,548	9,548	9,274

				17,086	16,605
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,214 uncalled capital commitment)(H)(O)	781	781	555
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (11.0%, Due 11/2014)(D)	6,699	6,699	3,816

Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	4,036
		Preferred Stock (1,449 shares)(F)(H)		1,449	—

				5,589	4,036
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(J)	6,750	6,750	6,750
		Common Stock (450 units)(H)(J)		450	450

				7,200	7,200
Precision Acquisition Group Holdings, Inc.	Machinery	Secured First Lien Equipment Note (11.0%, Due 4/2016)(D)	1,000	1,000	1,104
		Secured First Lien Debt (11.0%, Due 4/2016)(D)	4,125	4,125	2,910
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(D)	4,053	4,053	640

				9,178	4,654
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 1/2020)(D)	8,000	8,000	7,600
		Preferred Stock (4,054,054 shares)(F)(H)		750	1,274

				8,750	8,874
Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(J)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(J)	8,000	8,000	8,000
		Common Stock (250,000 units)(H)(J)		250	250

				8,250	8,250
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (10.0%, Due 7/2017)(J)	—	—	—
		Secured First Lien Debt (10.0%, Due 7/2020)(J)	13,000	13,000	13,000

				13,000	13,000
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $4,000 available (7.0%, Due 2/2018)(D)	—	—	—
		Secured First Lien Debt (9.3%, Due 2/2020)(D)	20,284	20,284	20,030
		Preferred Stock (245 shares)(F)(H)		245	261
		Common Stock (500 shares)(F)(H)		5	64

				20,534	20,355
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $550 available (7.5%, Due 12/2017)(D)	1,450	1,450	1,434
		Secured First Lien Debt (9.75%, Due 12/2019)(D)	9,000	9,000	8,899

				10,450	10,333
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $2,525 available (8.0%, Due 3/2016)(D)	2,475	2,475	2,388
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	12,750	12,750	12,307
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,748
		Preferred Stock (1,000 shares)(F)(H)		477	477

				22,702	21,920

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $604 available (8.0%, Due 5/2016)(F)(G)	$1,396	$1,396	$1,396
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)	5,000	5,000	2,379
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)	11,948	11,948	5,686
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				35,059	9,461

Total Control Proprietary Investments (represented 6.1% of total investments at fair value)				$41,762	$22,451

TOTAL INVESTMENTS(S)				$410,244	$365,891

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company. Additionally, the majority of the securities listed above, totaling $312.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2015, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.5% of total investments, at fair value, as of September 30, 2015.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at September 30, 2015, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Senior debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near September 30, 2015, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or restructured proprietary investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2015 best represents fair value as of September 30, 2015.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	Subsequent to September 30, 2015, the investment was sold, and as such the fair value as of September 30, 2015 was based upon the sales amount.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $70.4 million; cumulative gross unrealized appreciation for federal income tax purposes is $25.7 million. Cumulative net unrealized depreciation is $44.7 million, based on a tax cost of $410.6 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2016

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

We are externally managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation and a U.S. Securities and Exchange Commission (the “SEC”) registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement (the “Administration Agreement”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in FASB Accounting Standards Codification 946 (“ASC 946”), Financial Services- Investment Companies, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2016, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on November 23, 2015, as amended on December 29, 2015.

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

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy, which has been approved by our Board of Directors (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, our Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from our chief valuation officer, who reports directly to our Board of Directors (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors, comprised entirely of independent directors, meets to review the valuation recommendations and supporting materials. Third, after the Valuation Committee concludes its meeting, it and our chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors and, after discussion, the Board of Directors ultimately approves the value of our portfolio of investments.

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by our chief valuation officer, uses the Policy and each quarter the Valuation Committee and Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

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

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and the Valuation Team with oversight from the Valuation Committee, evaluates such information for incorporation into the total enterprise value of certain of our investments. We generally engage an independent valuation firm quarterly to value or review our valuation of our significant equity investments, on a rotating basis, so that each significant equity investment is reviewed by an independent valuation firm once a year. Such third party inputs are taken into consideration as one of the many data points in determining fair value under the Policy.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current reporting quarter (the quarter ended March 31, 2016) are generally valued at original cost basis.

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

Revenue Recognition Policy

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs, and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the borrower is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when a loan’s status significantly improves regarding the debtor’s ability and intent to pay contractual amounts due, or past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2016, one portfolio company was partially on non-accrual status with an aggregate debt cost basis of approximately $22.6 million, or 6.8% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $4.8 million, or 1.7% of the fair value of all debt investments in our portfolio. As of September 30, 2015, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $7.1 million, or 2.2% of the fair value of all debt investments in our portfolio.

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

As of March 31, 2016 and September 30, 2015, we had 13 and 17 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $41 and $0.1 million during the three and six months ended March 31, 2016, respectively, as compared to $80 and $0.1 million for the three and six months ended March 31, 2015, respectively. The unamortized balance of OID investments as of March 31, 2016 and September 30, 2015, totaled $0.5 million and $0.6 million, respectively. As of March 31, 2016 and September 30, 2015, we had five and four investments, respectively, with a PIK interest component. We recorded PIK income totaling $0.9 million and $1.0 million during the three and six months ended March 31, 2016, respectively and $41 and $0.1 million during the three and six months ended March 31, 2015, respectively. We collected $0.1 million PIK interest in cash during the three and six months ended March 31, 2016 and $0 during the six months ended March 31, 2015.

Other Income Recognition

We generally record success fees upon our receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded an aggregate of $1.3 million in success fee income during the six months ended March 31, 2016, related to exits, sales or prepayments from Legend Communications of Wyoming, LLC (“Legend”), Defiance Integrated Technologies, Inc. (“Defiance”) and Lindmark Acquisition, LLC (“Lindmark”). We recorded $1.4 million in success fee income during the six months ended March 31, 2015 related to exits, sales or prepayments from North American Aircraft Services, LLC (“NAAS”) and Francis Drilling Fluids, LLC (“FDF”), Defiance and Lindmark.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the six months ended March 31, 2016, we recorded $0.3 million of dividend income resulting from payments received from Behrens Manufacturing, Inc. (“Behrens”) and NAAS. During the six months ended March 31, 2015, we recorded $0.1 million of dividend income, which resulted from our preferred equity investment in FDF.

We generally record prepayment fees upon our receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. During the six months ended March 31, 2016, we recorded $0.1 million in prepayment fees received related to the sale of Funko, LLC (“Funko”) and during the six months ended March 31, 2015, we did not receive any prepayment fees.

Success fees, dividend income and prepayment fees are all recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related. We are currently assessing the impact of ASU 2016-06 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), as amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”) and as amended in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing”(“ASU 2016-10”), which supersede or replace nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of the new guidance and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting these standards. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08 and ASU 2016-10 are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of March 31, 2016 and September 30, 2015, all of our investments were valued using Level 3 inputs and during the three and six months ended March 31, 2016 and 2015, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents our investments carried at fair value as of March 31, 2016 and September 30, 2015, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2016	September 30, 2015
Non-Control/Non-Affiliate Investments
Secured first lien debt	$127,429	$150,426
Secured second lien debt	71,938	100,039
Preferred equity	6,654	23,741
Common equity/equivalents	5,135	3,205

Total Non-Control/Non-Affiliate Investments	$211,156	$277,411

Affiliate Investments
Secured first lien debt	$47,130	$46,953
Secured second lien debt	13,633	13,860
Preferred equity	609	574
Common equity/equivalents	4,007	4,642

Total Affiliate Investments	$65,379	$66,029

Control Investments
Secured first lien debt	$8,100	$9,461
Secured second lien debt	6,385	6,404
Common equity/equivalents	2,408	6,586

Total Control Investments	$16,893	$22,451

Total Investments, at Fair Value	$293,428	$365,891

In accordance with the FASB’s ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2016 and September 30, 2015. The table below is not intended to be all-inclusive, but rather provides information on the significant unobservable Level 3 inputs as they relate to our fair value measurements.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average(D) as of
	March 31, 2016	September 30, 2015	Valuation Technique/ Methodology	Unobservable Input	March 31, 2016	September 30, 2015
Secured first lien debt(A)	$146,927	$130,900	Yield Analysis	Discount Rate	8.9% - 25.4% /13.4%	6.6% - 30.0% / 13.0%
	20,685	—	DCF	Discount Rate	7.0% - 13.8% /11.8%	—
	12,782	58,138	TEV	EBITDA multiple	4.0x – 12.5x /6.8x	2.4x - 7.4x / 6.3x
				EBITDA	$638 - $1,270 /$1,045	$1,333 - $55,042 / $7,895
				Revenue multiple	0.4x – 0.4x / 0.4x	0.3x – 0.8x / 0.7x
				Revenue	$7,597 - $7,597 /$7,597	$1,838 - $6,387 / $2,968
	2,266	17,802	Market Quote	IBP	57.5% - 57.5% /57.5%	77.0% - 100.0% / 87.7%
Secured second lien debt(B)	58,731	72,624	Yield Analysis	Discount Rate	10.1% - 22.5% /18.6%	10.2% - 16.2% / 13.9%
	26,839	34,525	Market Quote	IBP	40.2% - 99.0% /83.4%	78.0% -99.5%/ 94.9%
	6,385	13,154	TEV	EBITDA multiple	4.9x – 4.9x /4.9x	5.0x – 6.4x / 5.7x
				EBITDA	$2,523 - $2,523 /$2,523	$3,740 -$6,878 / $5,353
Preferred and common equity / equivalents(C)	16,548	36,547	TEV	EBITDA multiple	2.9x – 7.9x / 6.1x	2.4x – 7.7x / 6.3x
				EBITDA	$638 -$76,487 /$8,119	$249 - $55,042 / $9,258
	2,265	2,201	Investments in Funds

Total Investments, at Fair Value	$293,428	$365,891

(A)	March 31, 2016 includes two new proprietary debt investments totaling $18.5 million and one restructured syndicated investment for $2.1 million, which were all valued at cost, and one proprietary investment, which was valued at exit price totaling $7.4 million. September 30, 2015 includes three new proprietary debt investments totaling $28.8 million and one restructured proprietary debt investment for $2.4 million, which were all valued at cost, and two proprietary investments, which were valued at payoff amounts totaling $28.2 million.
B)	September 30, 2015 includes one new proprietary debt investment for $6.8 million, which was valued at cost, and one syndicated investment which was valued at the payoff amount of $4.0 million.
(C)	March 31, 2016 includes one restructured syndicated investment for $2.3 million, which was valued at cost. September 30, 2015 includes three new proprietary equity investments totaling $1.4 million, which were all valued at cost.
(D)	The weighted average calculations are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.

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

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2016 and 2015 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2016:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended March 31, 2016
Fair Value as of December 31, 2015	$175,632	$105,835	$6,979	$11,245	$299,691
Total gains (losses):
Net realized (loss) gain(A)	(5,500)	—	40	—	(5,460)
Net unrealized (depreciation) appreciation(B)	(3,759)	(3,969)	269	(2,362)	(9,821)
Reversal of prior period net depreciation on realization(B)	4,225	—	—	—	4,225
New investments, repayments and settlements:(C)
Issuances/originations	22,700	124	15	2,667	25,506
Settlements/repayments	(10,638)	(10,035)	—	—	(20,673)
Net proceeds from sales	—	—	(40)	—	(40)

Fair Value as of March 31, 2016	$182,660	$91,955	$7,263	$11,550	$293,428

FISCAL YEAR 2016:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended March 31, 2016
Fair Value as of September 30, 2015	$206,840	$120,303	$24,315	$14,433	$365,891
Total gains (losses):
Net realized (loss) gain(A)	(6,568)	(167)	17,039	(384)	9,920
Net unrealized depreciation(B)	(12,378)	(7,434)	(199)	(5,548)	(25,559)
Reversal of prior period net depreciation (appreciation) on realization(B)	6,599	147	(16,009)	383	(8,880)
New investments, repayments and settlements:(C)
Issuances/originations	30,425	236	201	2,666	33,528
Settlements/repayments	(40,436)	(21,123)	—	—	(61,559)
Net proceeds from sales	(1,822)	(7)	(18,084)	—	(19,913)

Fair Value as of March 31, 2016	$182,660	$91,955	$7,263	$11,550	$293,428

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2015:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three Months Ended March 31, 2015
Fair Value as of December 31, 2014	$155,638	$138,194	$18,942	$13,850	$326,624
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	2,461	(2,211)	6,214	82	6,546
New investments, repayments and settlements:(C)
Issuances/originations	23,903	6,000	245	886	31,034
Settlements/repayments	(523)	(41)	—	—	(564)

Fair Value as of March 31, 2015	$181,479	$141,942	$25,401	$14,818	$363,640

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six Months Ended March 31, 2015
Fair Value as of September 30, 2014	$118,414	$135,887	$13,684	$13,301	$281,286
Total gains (losses):
Net realized (loss) gain(A)	—	(12,146)	(2,175)	1,440	(12,881)
Net unrealized (depreciation) appreciation(B)	(969)	(8,628)	10,007	1,537	1,947
Reversal of prior period net depreciation (appreciation) on realization(B)	—	12,627	2,175	(1,440)	13,362
New investments, repayments and settlements:(C)
Issuances/originations	65,514	23,019	2,044	1,992	92,569
Settlements/repayments	(1,480)	(2,682)	(334)	(434)	(4,930)
Net proceeds from sales	—	(6,135)	—	(1,578)	(7,713)

Fair Value as of March 31, 2015	$181,479	$141,942	$25,401	$14,818	$363,640

(A)	Included in net realized gain (loss) on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the accretion of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of March 31, 2016 and September 30, 2015, we held 31 and 33 proprietary investments with an aggregate fair value of $257.1 million and $310.9 million, or 87.6% and 85.0% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2016:

•	In October 2015, Allison Publications, LLC paid off at par for proceeds of $8.2 million.

•	In October 2015, we sold our investment in Funko, which resulted in dividend and prepayment fee income of $0.3 million and a realized gain of $17.0 million. In connection with the sale, we received net cash proceeds of $15.3 million, full repayment of our debt investment of $9.5 million, receivables of $3.3 million, recorded within other assets, net on the accompanying Condensed Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko Acquisition Holdings, LLC, with a combined cost basis and fair value of $0.3 million at the close of the transaction. Additionally, we recorded a tax liability for the net unrealized built-in gain of $9.9 million that was realized upon the sale, of which $4.3 million has been subsequently paid. The remaining tax liability of $5.6 million is included within other liabilities on the accompanying Condensed Consolidated Statement of Assets and Liabilities.

•	In November 2015, we restructured our investment in Legend Communications of Wyoming, LLC (“Legend”) resulting in a $2.7 million pay down on the existing loan and a new $3.8 million investment in Drumcree, LLC, which is listed separately on the accompanying Consolidated Statement of Investments as of December 31, 2015. In March 2016, Legend paid off at par for proceeds of $4.0 million.

•	In December 2015, we sold our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.4 million. Heartland was on non-accrual status at the time of the sale.

•	In January 2016, we invested $8.5 million in LCR Contractors, Inc. through secured first lien debt.

•	In March 2016, we invested $10 million in Travel Sentry, Inc. through secured first lien debt.

•	In March 2016, J. America paid off at par for proceeds of $5.1 million.

Syndicated Investments

As of March 31, 2016 and September 30, 2015, we held 13 and 15 syndicated investments with an aggregate fair value of $36.4 million and $55.0 million, or 12.4% and 15.0% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the six months ended March 31, 2016:

•	In October 2015, Ameriqual Group, LLC paid off at par for proceeds of $7.4 million.

•	In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a net realized loss of $0.2 million.

•	In February 2016, our investment in Targus Group International, Inc. (“Targus”) was restructured, which resulted in a net realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Statement of Investments as of March 31, 2016.

Investment Concentrations

As of March 31, 2016, our investment portfolio consisted of investments in 44 companies located in 19 states across 20 different industries, with an aggregate fair value of $293.4 million. The five largest investments at fair value as of March 31, 2016, totaled $90.2 million, or 30.7% of our total investment portfolio as of March 31, 2016, as compared to $109.6 million, or 30.0% of our total investment portfolio as of September 30, 2015. Our average investment by obligor was $8.5 million at cost as of March 31, 2016 and September 30, 2015. The following table outlines our investments by security type as of March 31, 2016 and September 30, 2015:

	March 31, 2016				September 30, 2015
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Secured first lien debt	$229,647	61.7%	$182,660	62.3%	$248,050	60.5%	$206,840	56.5%
Secured second lien debt	104,814	28.2	91,955	31.3	125,875	30.7	120,303	32.9

Total Debt Investments	334,461	89.9	274,615	93.6	373,925	91.2	327,143	89.4
Preferred equity	23,301	6.3	7,263	2.5	24,145	5.8	24,315	6.6
Common equity/equivalents	14,458	3.8	11,550	3.9	12,174	3.0	14,433	4.0

Total Equity Investments	37,759	10.1	18,813	6.4	36,319	8.8	38,748	10.6

Total Investments	$372,220	100%	$293,428	100%	$410,244	100.0%	$365,891	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2016 and September 30, 2015:

	March 31, 2016		September 30, 2015
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/conglomerate manufacturing	$53,983	18.4%	$56,504	15.4%
Oil and gas	44,146	15.0	51,110	14.0
Healthcare, education and childcare	42,555	14.5	44,994	12.3
Diversified/conglomerate services	22,504	7.7	13,763	3.8
Diversified natural resources, precious metals and minerals	16,121	5.5	16,072	4.4
Printing and publishing	16,113	5.5	25,452	7.0
Beverage, food and tobacco	15,406	5.3	22,817	6.2
Automobile	13,453	4.6	17,699	4.8
Cargo transportation	12,773	4.4	13,434	3.7
Electronics	12,637	4.3	13,550	3.7
Buildings and real estate	11,180	3.8	2,385	0.6
Leisure, Amusement, Motion Pictures, Entertainment	8,096	2.8	8,500	2.3
Telecommunications	5,640	1.9	5,865	1.6
Broadcast and entertainment	4,531	1.5	5,235	1.4
Textiles and leather	4,428	1.5	6,911	1.9
Finance	3,000	1.0	8,356	2.3
Personal and non-durable consumer products	315	0.1	43,418	11.9
Other, < 1.0% (A)	6,547	2.2	9,826	2.7

Total Investments	$293,428	100.0%	$365,891	100.0%

(A)	No individual industry within this category exceeds 1.0% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2016 and September 30, 2015:

	March 31, 2016		September 30, 2015
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$113,938	38.8%	$117,367	32.1%
Midwest	86,311	29.4	124,924	34.1
West	73,514	25.1	112,575	30.8
Northeast	19,665	6.7	11,025	3.0

Total Investments	$293,428	100.0%	$365,891	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may also have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2016:

		Amount
For the remaining six months ending September 30:	2016	$45,952
For the fiscal year ending September 30:	2017	51,696
	2018	28,130
	2019	45,661
	2020	92,010
	Thereafter	71,497

	Total contractual repayments	$334,946
	Equity investments	37,759
	Adjustments to cost basis on debt investments	(485)

	Cost basis of investments held at March 31, 2016:	$372,220

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we have incurred on behalf of portfolio companies and are included in other assets, net on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of March 31, 2016 and September 30, 2015, we had gross receivables from portfolio companies of $0.7 million and $0.6 million, respectively. There was no allowance for uncollectible receivables from portfolio companies as of March 31, 2016 and September 30, 2015, respectively. In addition, as of March 31, 2016 and September 30, 2015, we recorded an allowance for uncollectible interest receivables of $0 and $1.2 million, respectively, which is reflected in interest receivable, net on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain allowances for uncollectible interest or other receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

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

The following table summarizes fees paid to the Adviser, including the base management fee, incentive fee, and loan servicing fee and associated voluntary, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Average total assets subject to base management fee(A)	$311,200	$360,200	$330,300	$339,800
Multiplied by prorated annual base management fee of 1.75%-2.0%	0.4375%	0.5%	0.875%	1.0%

Base management fee(B)	$1,362	$1,801	$2,890	$3,398
Portfolio company fee credit	(169)	(392)	(234)	(767)
Senior syndicated loan fee credit	(22)	(42)	(56)	(79)

Net Base Management Fee	$1,171	$1,367	$2,600	$2,552

Loan servicing fee(B)	973	955	1,981	1,787
Credit to base management fee - loan servicing fee(B)	(973)	(955)	(1,981)	(1,787)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,064	923	2,182	1,845
Incentive fee credit	(661)	—	(949)	—

Net Incentive Fee	$403	$923	$1,233	$1,845

Portfolio company fee credit	(169)	(392)	(234)	(767)
Senior syndicated loan fee credit	(22)	(42)	(56)	(79)
Incentive fee credit	(661)	—	(949)	—

Credits to Fees From Adviser - other(B)	$(852)	$(434)	$(1,239)	$(846)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $36 and $79 for the three and six months ended March 31, 2016 and $44 and $93 for the three and six months ended March 31, 2015, respectively, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the annual base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for each of the six months ended March 31, 2016 and 2015.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2016, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2016.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the six months ended March 31, 2016. No such credit was granted during the six months ended March 31, 2015.

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

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone.

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

Other Transactions

Gladstone Securities, LLC (“Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Securities receives a fee. Securities received fees from portfolio companies totaling $0.1 million during the three and six months ended March 31, 2016 and $0.3 million and $0.7 million during the three and six months ended March 31, 2015, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2016	September 30, 2015
Base management fee	$198	$60
Loan servicing fee	258	241
Net incentive fee	403	603

Total fees due to Adviser	859	904
Fee due to Administrator	277	250

Total Related Party Fees Due	$1,136	$1,154

In addition to the above fees, other operating expenses due to the Adviser as of March 31, 2016 and September 30, 2015, totaled $71 and $7, respectively. In addition, other net co-investment expenses (for reimbursement purposes) receivable from or payable to Gladstone Investment Corporation, totaled a receivable of $19 and a payable of $0.1 million as of March 31, 2016 and September 30, 2015, respectively. These amounts were received or paid in full in the quarter subsequent to being incurred and have been included in other assets, net and other liabilities, as appropriate, on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2016 and September 30, 2015, respectively.

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

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of March 31, 2016 and September 30, 2015 and during the three and six months ended March 31, 2016 and 2015:

	March 31, 2016	September 30, 2015
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	57,300	127,300
Availability(A)	55,430	22,360

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Weighted average borrowings outstanding, at cost	$52,702	$100,257	$63,475	$72,226
Weighted average interest rate(B)	4.8%	4.1%	4.5%	4.7%
Commitment (unused) fees incurred	$149	$50	$270	$272

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Our Credit Facility requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank and with The Bank of New York Mellon Trust Company, N.A. as custodian. KeyBank, which also serves as the trustee of the account, generally remits the collected funds to us once a month.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $214.5 million as of March 31, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $244.3 million, asset coverage on our “senior securities representing indebtedness” of 520.3%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of March 31, 2016. As of March 31, 2016, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of March 31, 2016 and September 30, 2015, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. At each of March 31, 2016 and September 30, 2015, our Credit Facility was valued using Level 3 inputs and any changes in our credit facility’s fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2016 and September 30, 2015, on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2016 and 2015:

	Total Recurring Fair Value Measurement Reported in
	Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2016	September 30, 2015
Credit Facility	$57,300	$127,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2016	2015
Fair value as of December 31, 2015 and 2014, respectively	$57,500	$84,078
Borrowings	21,500	34,000
Repayments	(21,700)	(3,400)
Net unrealized appreciation(A)	—	115

Fair Value as of March 31, 2016 and 2015, respectively	$57,300	$114,793

	Six Months Ended March 31,
	2016	2015
Fair value as of September 30, 2015 and 2014, respectively	$127,300	$38,013
Borrowings	36,000	93,500
Repayments	(106,000)	(16,100)
Net unrealized (depreciation)(A)	—	(620)

Fair Value as of March 31, 2016 and 2015, respectively	$57,300	$114,793

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015.

The fair value of the collateral under our Credit Facility totaled approximately $245.1 million and $312.0 million as of March 31, 2016 and September 30, 2015, respectively.

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

The shares of our Series 2021 Term Preferred Stock have a mandatory redemption date of June 30, 2021, and are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200% on our “senior securities that are stock” (which is currently only our Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017.

The asset coverage on our “senior securities that are stock” as of March 31, 2016 was 252.8%, calculated in accordance with Section 18 of the 1940 Act. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2016, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the six months ended March 31, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.1406250
	October 7, 2014	November 17, 2014	November 26, 2014	0.1406250
	October 7, 2014	December 19, 2014	December 31, 2014	0.1406250
	January 13, 2015	January 23, 2015	February 3, 2015	0.1406250
	January 13, 2015	February 18, 2015	February 27, 2015	0.1406250
	January 13, 2015	March 20, 2015	March 31, 2015	0.1406250

		Six Months Ended March 31, 2015:		$0.8437500

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the six months ended March 31, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.1406250
	October 13, 2015	November 17, 2015	November 30, 2015	0.1406250
	October 13, 2015	December 18, 2015	December 31, 2015	0.1406250
	January 12, 2016	January 22, 2016	February 2, 2016	0.1406250
	January 12, 2016	February 18, 2016	February 29, 2016	0.1406250
	January 12, 2016	March 21, 2016	March 31, 2016	0.1406250

		Six Months Ended March 31, 2016:		$0.8437500

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost as of March 31, 2016 and September 30, 2015. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of March 31, 2016 and September 30, 2015, was approximately $59.8 million and $62.4 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the six months ended March 31, 2016 and 2015, was $2.1 million. For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. REGISTRATION STATEMENT, COMMON EQUITY OFFERINGS AND SHARE REPURCHASES

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 18, 2015, and subsequently filed Pre-Effective Amendment No. 1 on March 17, 2016 and Pre-Effective Amendment No. 2 on March 29, 2016, which the SEC declared effective on March 29, 2016. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities.

Common Stock Offerings

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock under the Sales Agreements, for net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $1.0 million. We did not sell any shares under the Sales Agreements during the six months ended March 31, 2016.

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

Share Repurchases

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the

Company’s common stock. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular number of shares of common stock. The termination date is the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. During the quarter ended March 31, 2016, we repurchased 45,786 shares of our common stock at an average share price of $6.14, resulting in gross purchases of $0.3 million.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(6,139)	$9,542	$(14,844)	$9,873
Denominator for basic and diluted weighted average common shares	23,413,131	21,011,809	23,048,110	21,005,920

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.26)	$0.45	$(0.64)	$0.47

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

We paid the following monthly distributions to common stockholders for the six months ended March 31, 2016 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.07
	October 13, 2015	November 17, 2015	November 30, 2015	0.07
	October 13, 2015	December 18, 2015	December 31, 2015	0.07
	January 12, 2016	January 22, 2016	February 2, 2016	0.07
	January 12, 2016	February 18, 2016	February 29, 2016	0.07
	January 12, 2016	March 21, 2016	March 31, 2016	0.07

		Six Months Ended March 31, 2016:		$0.42

2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.07
	October 7, 2014	November 17, 2014	November 26, 2014	0.07
	October 7, 2014	December 19, 2014	December 31, 2014	0.07
	January 13, 2015	January 23, 2015	February 3, 2015	0.07
	January 13, 2015	February 18, 2015	February 27, 2015	0.07
	January 13, 2015	March 20, 2015	March 31, 2015	0.07

		Six Months Ended March 31, 2015:		$0.42

Aggregate distributions declared and paid to our common stockholders for the six months ended March 31, 2016 and 2015, were each approximately $9.7 million and $8.8 million, respectively, and were declared based on estimates of investment company taxable income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. For the fiscal year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock distributions), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.7 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year.

For the six months ended March 31, 2016 and the fiscal year ended September 30, 2015, we recorded the following adjustments for book-tax differences to reflect tax character.

	Six Months Ended March 31, 2016	Year Ended September 30, 2015
Under distributed net investment income	$3,782	$387
Accumulated net realized losses	(3,346)	(387)
Capital in excess of par value	(436)	—

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2016 and September 30, 2015, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

We have lines of credit, a delayed draw terms loans, and an uncalled capital commitments with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loan and the uncalled capital commitment as of March 31, 2016 and September 30, 2015 to be immaterial.

The following table summarizes the amounts of our unused lines of credit and delayed draw term loan and uncalled capital commitment, at cost, as of March 31, 2016 and September 30, 2015, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	March 31,	September 30,
	2016	2015
Unused line of credit commitments and delayed draw term loan	$9,042	$14,655
Uncalled capital commitment	2,004	2,214

Total	$11,046	$16,869

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.38	$9.31	$9.06	$9.51

Net investment income(B)	0.21	0.18	0.42	0.35
Net realized (loss) gain on investments(B)	(0.23)	(0.03)	0.43	(0.64)
Net unrealized (depreciation) appreciation of investments(B)	(0.24)	0.30	(1.49)	0.73
Net unrealized appreciation of other(B)	—	—	—	0.03
Distributions to common stockholders from net investment income(A)(C)	(0.07)	(0.21)	(0.28)	(0.42)
Distributions to common stockholders from realized gains(A)(C)	(0.14)	—	(0.14)	—
Issuance of common stock	—	0.03	—	0.03
Repurchase of common stock	0.01	—	0.01	—
Offering costs for issuance of common stock	—	(0.01)	(0.05)	(0.01)
Anti-dilutive (dilutive) effect of common stock issuance(D)	—	—	(0.05)	—
Other, net(E)		(0.02)	0.01	(0.03)

Net asset value at end of period(A)	$7.92	$9.55	$7.92	$9.55

Market value at beginning of period	$7.31	$8.27	$8.13	$8.77
Market value at end of period	7.45	8.81	7.45	8.81
Total return(F)	5.11%	9.27%	(3.02)%	5.49%
Common shares outstanding at end of period	23,385,836	21,067,311	23,385,836	21,067,311
Statement of Assets and Liabilities Data:
Net assets at end of period	$185,204	$201,168	$185,204	$201,168
Average net assets(G)	191,008	197,606	198,066	197,606
Senior Securities Data:
Borrowings under Credit Facility, at cost	57,300	114,100	57,300	114,100
Mandatorily redeemable preferred stock	61,000	61,000	61,000	61,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets-annualized(H)(I)	9.51	11.20	9.94	9.21
Ratio of net investment income to average net assets-annualized(J)	10.30	7.48	9.77	7.46

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the fiscal quarter ended December 31, 2015, the dilution was a result of issuing 2.3 million shares of common stock in an overnight offering at a public offering price of $8.55 per share, which was below the then current NAV of $9.06 per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the corresponding period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.
(G)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.89% and 10.90% for the three and six months ended March 31, 2016, respectively. There were no credits of the incentive fee due to the Adviser for the three and six months ended March 31, 2015.
(J)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.91% and 8.81% for the three and six months ended March 31, 2016, respectively. There were no credits of the incentive fee due to the Adviser for the three and six months ended March 31, 2015.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Under ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

We had one unconsolidated subsidiary, Defiance, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of March 31, 2016 and September 30, 2015 and for the six months ended March 31, 2016 and 2015. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the six months ended March 31, 2016 and 2015 for our unconsolidated significant subsidiary.

	Six Months Ended March 31,
Income Statement	2016	2015(A)
Net sales	$11,959	$14,790
Gross profit	1,811	2,929
Net income	139	130

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In April 2016, we received net proceeds of $8.0 million related to the early payoff of Ashland Acquisition LLC including a $0.4 million success fee and a realized gain of approximately $0.1 million.

Distributions to Stockholders

In April 2016, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
April 22, 2016	May 2, 2016	$0.07	$0.140625
May 19, 2016	May 31, 2016	0.07	0.140625
June 17, 2016	June 30, 2016	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence or impact of adverse events in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein, including Item 1A. “Risk Factors” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S Securities and Exchange Commission (“SEC”) on November 23, 2015, as amended on December 29, 2015. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2016, our investment portfolio was made up of approximately 89.9% debt investments and 10.1% equity investments, at cost.

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

In July 2012, the SEC granted us an exemptive order that expanded our ability, under certain circumstances, to co-invest with Gladstone Investment Corporation (“Gladstone Investment”) and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this has enhanced and will continue to enhance our ability to further our investment objectives and strategies.

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

Business

Portfolio and Investment Activity

During the six months ended March 31, 2016, we invested $22.3 million in three new portfolio companies and extended $3.6 million of investments to existing portfolio companies. In addition, during the six months ended March 31, 2016, we sold our investments in three portfolio companies for combined net cash proceeds of $19.3 million and had four portfolio companies pay off early at par for combined net proceeds of $24.6 million. This activity resulted in a net reduction in our overall portfolio of four portfolio companies to 44 and a net decrease of 9.3% in our portfolio at cost since September 30, 2015. Our continued focus throughout 2016 will be to rebuild our investment portfolio by making new investments and to exit challenged and non-strategic investments in our portfolio in an orderly manner over the next several quarters. From our initial public offering in August 2001, we have made 402 different loans to, or investments in, 199 companies for a total of approximately $1.5 billion, before giving effect to principal repayments on investments and divestitures.

During the six months ended March 31, 2016, the following significant transactions occurred:

•	In October 2015, Allison Publications, LLC paid off at par for proceeds of $8.2 million.

•	In October 2015, we sold our investment in Funko, LLC (“Funko”), which resulted in dividend and prepayment fee income of $0.3 million and a realized gain of $17.0 million. In connection with the sale, we received net cash proceeds of $15.3 million, full repayment of our debt investment of $9.5 million, earn-out receivables of $3.3 million, recorded within other assets, net on the accompanying Condensed Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko Acquisition Holdings, LLC, with a combined cost basis and fair value of $0.3 million at the close of the transaction. Additionally, we recorded a tax liability for the net unrealized built-in gain of $9.9 million that was realized upon the sale, of which $4.3 million has been subsequently paid. The remaining tax liability of $5.6 million is included within other liabilities on the accompanying Condensed Consolidated Statement of Assets and Liabilities.

•	In October 2015, Ameriqual Group, LLC paid off at par for proceeds of $7.4 million.

•	In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a net realized loss of $0.2 million.

•	In November 2015, we restructured our investment in Legend Communications of Wyoming, LLC (“Legend”) resulting in a $2.7 million pay down on the existing loan and a new $3.8 million investment in Drumcree, LLC , which is listed separately on the accompanying Consolidated Statement of Investments as of December 31, 2015. In March 2016, Legend paid off at par for proceeds of $4.0 million.

•	In December 2015, we sold our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.4 million. Heartland was on non-accrual status at the time of the sale.

•	In January 2016, we invested $8.5 million in LCR Contractors, Inc. through secured first lien debt.

•	In February 2016, our investment in Targus Group International, Inc. (“Targus”) was restructured, which resulted in a net realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Statement of Investments as of March 31, 2016.

•	In March 2016, we invested $10 million in Travel Sentry, Inc. through secured first lien debt.

•	In March 2016, J. America paid off at par for proceeds of $5.1 million.

Refer to Note 13—Subsequent Events in the accompanying Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for portfolio activity occurring subsequent to March 31, 2016.

Capital Raising

We issued shares of our common stock in an overnight offering in October 2015 with the overallotment closing in November 2015 at a public offering price of $8.55 per share, which was below the then current net asset value (“NAV”) of $9.06 per share. The resulting proceeds, in part, provided us with additional equity capital to help ensure continued compliance with regulatory tests and will allow us to grow the portfolio and generate additional income through new investments. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock offerings.

Although we were able to access the capital markets over the last year, uncertain market conditions continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. The current volatility in the credit market and the uncertainty surrounding the U.S. economy have led to significant stock market fluctuations, particularly with respect to the stock of financial services companies like ours. During times of increased price volatility, our common stock may be more likely to continue to trade at a price below our NAV per share, which is not uncommon for BDCs like us.

On May 3, 2016, the closing market price of our common stock was $7.48, a 5.6% discount to our March 31, 2015, NAV per share of $7.92. When our stock trades below NAV per common share, as it has consistently traded over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 11, 2016, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale.

Regulatory Compliance

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act that may further constrain our ability to access the capital markets. To qualify to be taxed as a RIC, we must distribute on an annual basis at least 90.0% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act that require us to have an asset coverage ratio (as defined in Section 18 of the 1940 Act) of at least 200% on our “senior securities representing indebtedness” and our “senior securities that are stock.”

We expect that, given these regulatory and contractual constraints in combination with current market conditions, the debt and equity capital available may be limited in the near term. However, we believe that the recent amendments to our Credit Facility to decrease the interest rate on advances and extend its revolving period end date until 2019, our syndication and expansion of our Credit Facility in June 2015 has increased our ability to make investments in middle market businesses that we believe will help us achieve attractive long-term returns for our stockholders.

Investment Highlights

Recent Developments

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 18, 2015, and subsequently filed Pre-Effective Amendment No. 1 on March 17, 2016 and Pre-Effective Amendment No. 2 on March 29, 2016, which the SEC declared effective on March 29, 2016. Our Registration Statement registered an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities.

Common Stock Share Repurchase Program

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular number of shares of common stock. The termination date is the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. During the quarter ended March 31, 2016, we repurchased 45,786 shares of our common stock at an average share price of $6.14, resulting in gross purchases of $0.3 million.

See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Executive Officers

On March 14, 2016, our Board of Directors appointed Nicole Schaltenbrand, our then current chief accounting officer, as our chief financial officer and treasurer.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016, to the Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income, net	$8,668	$8,740	$(72)	(0.8)%
Other income	788	483	305	63.1

Total investment income	9,456	9,223	233	2.5

EXPENSES
Base management fee	1,362	1,801	(439)	(24.4)
Loan servicing fee	973	955	18	1.9
Incentive fee	1,064	923	141	15.3
Administration fee	277	268	9	3.4
Interest expense on borrowings	633	1,024	(391)	(38.2)
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	—	0.0
Amortization of deferred financing fees	273	302	(29)	(9.6)
Other expenses	752	617	135	21.9

Expenses, before credits from Adviser	6,363	6,919	(556)	(8.0)
Credit to base management fee – loan servicing fee	(973)	(955)	(18)	1.9
Credits to fees from Adviser - other	(851)	(434)	(417)	96.1

Total expenses, net of credits	4,539	5,530	(991)	(17.9)

NET INVESTMENT INCOME	4,917	3,693	1,224	33.1

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(5,460)	—	(5,460)	NM
Net realized loss on other	(61)	(582)	521	89.5
Net unrealized (depreciation) appreciation of investments	(5,596)	6,546	(12,142)	NM
Net unrealized appreciation (depreciation) of other	61	(115)	176	(153.0)

Net (loss) gain from investments and other	(11,056)	5,849	(16,905)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,139)	$9,542	$(15,681)	NM

NM = Not Meaningful

Investment Income

Interest income, net decreased slightly by 0.8% for the three months ended March 31, 2016, as compared to the prior year period. This decrease was due primarily to exits that occurred during the first quarter of fiscal year 2016, discussed under Investment Highlights above, partially offset by the funding of several new investments during the second half of fiscal 2015. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended March 31, 2016, was $312.6 million, compared to $334.6 million for the prior year period, a decrease of 6.6%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments which increased to 11.2% for the three months ended March 31, 2016, compared to 10.8% for the three months ended March 31, 2015, inclusive of any allowances on interest receivables made during those periods.

As of March 31, 2016, one portfolio company was partially on non-accrual status, with an aggregate debt cost basis of approximately $22.6 million, or 6.1%, of the cost basis of all debt investments in our portfolio. As of March 31, 2015, three portfolio companies were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $39.2 million, or 10.2%, of the cost basis of all debt investments in our portfolio.

For the three months ended March 31, 2016, other income increased by 63.1% as compared to the prior year period. For the three months ended March 31, 2016, other income consisted primarily of $0.6 million in success fees recognized and $0.2 million in dividend income received. Other income for the three months ended March 31, 2015, consisted primarily of $0.5 million in success fees recognized.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2016		Three Months Ended March 31, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
WadeCo Specialties, Inc.	$20,266	6.9%	$514	5.4%
RBC Acquisition Corp.	20,685	7.0	752	8.0
United Flexible, Inc.	17,239	5.9	512	5.4
Francis Drilling Fluids, Ltd.	15,840	5.4	704	7.4
Lignetics, Inc.	16,121	5.5	425	4.5

Subtotal—five largest investments	90,151	30.7	2,907	30.7
Other portfolio companies	203,277	69.3	6,549	69.3

Total Investment Portfolio	$293,428	100.0%	$9,456	100.0%

	As of March 31, 2015		Three Months Ended March 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$28,283	7.8%	$477	5.2%
Funko, LLC	25,008	6.9	221	2.4
WadeCo Specialties, Inc.	21,715	6.0	518	5.6
United Flexible, Inc.(A)	21,250	5.8	262	2.8
Francis Drilling Fluids, Ltd.	20,973	5.7	610	6.6

Subtotal—five largest investments	117,229	32.2	2,088	22.6
Other portfolio companies	246,411	67.8	7,134	77.4
Other non-portfolio company revenue	—	—	1	—

Total Investment Portfolio	$363,640	100.0%	$9,223	100.0%

(A)	New investment during the applicable year.

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, decreased by 17.9% for the three months ended March 31, 2016, as compared to the prior year period. This decrease was primarily due to a decrease in interest expense on borrowings, a decrease in net incentive fee and a decrease in the net base management fee.

Interest expense on borrowings decreased by $0.4 million, or 38.2%, during the three months ended March 31, 2016, as compared to the prior year period, due primarily to a decrease in the borrowings outstanding under our Credit Facility during the period due to the sales and payoffs discussed above. The weighted average balance outstanding under our Credit Facility during the three months ended March 31, 2016, was $52.7 million, as compared to $100.3 million in the prior year period, a decrease of 47.5%.

Net base management fee earned by the Adviser decreased by $0.2 million, or 14.3%, during the three months ended March 31, 2016, as compared to the prior year period, resulting from a decrease in the average total assets outstanding. Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit of $0.7 million from the Adviser to reduce the income-based incentive fee to the extent net investment income for the quarter ended March 31, 2016 did not cover 100.0% of the distributions to common stockholders during the period. No such credit was granted for the quarter ended March 31, 2015.

The base management, loan servicing and incentive fees, and associated unconditional, non-contractual, and irrevocable voluntary credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2016	2015
Average total assets subject to base management fee(A)	$311,200	$360,200
Multiplied by prorated annual base management fee of 1.75% - 2.0%	0.4375%	0.5%

Base management fee(B)	$1,362	$1,801
Portfolio company fee credit	(169)	(392)
Senior syndicated loan fee credit	(22)	(42)

Net Base Management Fee	$1,171	$1,367

Loan servicing fee(B)	973	955
Credit to base management fee - loan servicing fee(B)	(973)	(955)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,064	923
Incentive fee credit	(661)	—

Net Incentive Fee	$403	$923

Portfolio company fee credit	(169)	(392)
Senior syndicated loan fee credit	(22)	(42)
Incentive fee credit	(661)	—

Credits to Fees From Adviser - other(B)	$(852)	$(434)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended March 31, 2016, we recorded a net realized loss on investments of $5.5 million, which resulted primarily from the restructure of our investment in Targus during the period.

Net Unrealized Appreciation (Depreciation) of Investments

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended March 31, 2016, we recorded net unrealized depreciation of investments in the aggregate amount of $5.6 million, which included reversals totaling $4.2 million of cumulative net unrealized depreciation, primarily related to the restructure of our investment in Targus during the period. The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2016, were as follows:

	Three Months Ended March 31, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Behrens Manufacturing, LLC	$—	1,026	$—	1,026
Sunshine Media Holdings	—	457	—	457
Ashland Acquisitions, LLC	—	351	—	351
Meridian Rack & Pinion Inc.	—	310	—	310
Alloy Die Cast, Co.	—	275	—	275
Mikawaya	—	(221)	—	(221)
Lignetics, Inc.	—	(245)	—	(245)
AG Transportation Holdings, LLC	—	(272)	—	(272)
Flight Fit N Fun LLC	—	(293)	—	(293)
Vertellus Specialties Inc.	—	(532)	—	(532)
RBC Acquisition Corp.	—	(568)	—	(568)
Vision Government Solutions, Inc.	—	(575)	—	(575)
Southern Petroleum Laboratories, Inc.	—	(589)	—	(589)
Vitera Healthcare Solutions, LLC	—	(766)	—	(766)
Precision Acquisition Group Holdings, Inc.	—	(941)	—	(941)
WadeCo Specialties, Inc.	—	(1,039)	—	(1,039)
LWO Acquisitions Company LLC	—	(1,200)	—	(1,200)
SourceHOV, LLC	—	(1,307)	—	(1,307)
Targus Group International, Inc.	(5,500)	(32)	4,198	(1,334)
Francis Drilling Fluids, Ltd.	—	(1,575)	—	(1,575)
Defiance Integrated Technologies, Inc.	—	(1,772)	—	(1,772)
Other, net (<$250)	40	(313)	27	(246)

Total:	$(5,460)	$(9,821)	$4,225	$(11,056)

The largest driver of our net unrealized depreciation for the three months ended March 31, 2016 was a decline in financial and operational performance on several portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably, Defiance of $1.8 million, Francis Drilling Fluids, Ltd. (“FDF”) of $1.6 million, and SourceHOV, LLC (“Source”) of $1.3 million. This depreciation was partially offset by the appreciation on Behrens Manufacturing, LLC (“Behrens”) of $1.0 million and the reversal of previously recorded unrealized depreciation on Targus upon restructure during the quarter.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2015, were as follows:

	Three Months Ended March 31, 2015
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Net Gain (Loss)
Funko, LLC	$—	$5,997	$5,997
Precision Acquisition Group Holdings, Inc.	—	2,311	2,311
Sunburst Media – Louisiana, LLC	—	2,131	2,131
Sunshine Media Holdings	—	528	528
Ashland Acquisitions, LLC	—	418	418
J.America,Inc.	—	340	340
Behrens Manufacturing, LLC	—	310	310
Vision Solutions, Inc.	—	271	271
Leeds Novamark Capital I, L.P.	—	254	254
Defiance Integrated Technologies, Inc.	—	(258)	(258)
WadeCo. Specialties, Inc.	—	(381)	(381)
Edge Adhesives Holdings, Inc.	—	(460)	(460)
Francis Drilling Fluids, Ltd.	—	(550)	(550)
Saunders & Associates	—	(740)	(740)
GFRC Holdings, LLC	—	(1,898)	(1,898)
PLATO Learning, Inc.	—	(2,503)	(2,503)
Other, net (<$250)	(582)	776	194

Total:	$(582)	$6,546	$5,964

The largest driver of our net unrealized appreciation for the three months ended March 31, 2015, was derived from the improvements in financial and operational performance and the increase in comparable multiples used in the valuation of Funko of $6.0 million. Additionally, there were some incremental improvements in the financial and operational performance factors used in the valuation of Precision Acquisitions Group Holdings, Inc. (“Precision”) of $2.3 and an increase in comparable multiples used in the valuation of Sunburst Media-Louisiana, LLC (“Sunburst”) of $2.1 million. Partially offsetting this net unrealized appreciation for the three months ended March 31, 2015, was the net unrealized depreciation on Plato Learning, Inc. (“Plato”) of $2.5 million and GFRC Holdings, LLC (“GFRC”) of $1.9 due to incremental declines in the financial and operational performance of these portfolio companies.

Net Realized Loss on Other

During the three months ended March 31, 2016, we recorded a net realized loss of $0.1 million due to the expiration of our interest rate cap agreement in January 2016. For the three months ended March 31, 2015, we recorded a net realized loss on other of $0.6 million resulting from the previous sale of Midwest Metal Distribution, Inc. (“Midwest Metal”) during the three months ended December 31, 2014.

Net Unrealized Depreciation (Appreciation) on Other

During the three months ended March 31, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016. No such amounts were incurred in the prior year period. During the three months ended March 31, 2015, we recorded $0.1 million of net unrealized appreciation our Credit Facility recorded at fair value whereas no such amounts were incurred in the current period.

Comparison of the Six Months Ended March 31, 2016, to the Six Months Ended March 31, 2015

	For the Six Months Ended March 31,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income, net	$17,854	$16,388	$1,466	8.9%
Other income	1,664	1,561	103	6.6

Total investment income	19,518	17,949	1,569	8.7

EXPENSES
Base management fee	2,890	3,398	(508)	(14.9)
Loan servicing fee	1,981	1,787	194	10.9
Incentive fee	2,182	1,845	337	18.3
Administration fee	612	549	63	11.5
Interest expense on borrowings	1,418	1,702	(284)	(16.7)
Dividend expense on mandatorily redeemable preferred stock	2,058	2,058	—	—
Amortization of deferred financing fees	528	604	(76)	(12.6)
Other expenses	1,392	1,255	137	10.9

Expenses, before credits from Adviser	13,061	13,198	(137)	(1.0)
Credits to base management fee – loan servicing fee	(1,981)	(1,787)	(194)	10.9
Credits to fees from Adviser – other	(1,239)	(846)	(393)	46.5

Total expenses, net of credits	9,841	10,565	(724)	(6.9)

NET INVESTMENT INCOME	9,677	7,384	2,293	31.1

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	9,920	(12,881)	22,801	NM
Net realized loss on other	(63)	(559)	496	88.7
Net unrealized (depreciation) appreciation of investments	(34,439)	15,309	(49,748)	NM
Net unrealized appreciation of other	61	620	(559)	(90.2)

Net (loss) gain from investments and other	(24,521)	2,489	(27,010)	(1,085.2)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(14,844)	$9,873	$(24,717)	(250.3)%

NM = Not Meaningful

Investment Income

Interest income, net increased by 8.9% for the six months ended March 31, 2016, as compared to the prior year period. This increase was due primarily to the funding of several new investments during the second half of fiscal 2015, partially offset by the exits that occurred during the first quarter of fiscal year 2016. Further, we recorded a reserve on certain interest receivables totaling $0.9 million during the prior year period, which reduced interest income for the six months ended March 31, 2015. There was no reserve recorded during the six months ended March 31, 2016. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended March 31, 2016 was $318.5 million, compared to $308.5 million for the prior year period, an increase of 3.2%. The annualized weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and increased to 11.2% for the six months ended March 31, 2016 compared to 10.7% for the six months ended March 31, 2015 inclusive of any allowances on interest receivables made during that period.

Other income increased by 6.6% during the six months ended March 31, 2016, as compared to the prior year period. For the six months ended March 31, 2016, other income consisted primarily of $1.3 million in success fees recognized and $0.3 million in dividend income received. For the six months ended March 31, 2015, other income consisted primarily of $1.4 million in success fees recognized.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2016		Six Months Ended March 31, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
WadeCo Specialties, Inc.	$20,266	6.9%	$1,038	5.3%
RBC Acquisition Corp.	20,685	7.0	1,536	7.8
United Flexible, Inc.	17,239	5.9	988	5.1
Francis Drilling Fluids, Ltd.	15,840	5.4	1,346	6.9
Lignetics, Inc.	16,121	5.5	854	4.4

Subtotal—five largest investments	90,151	30.7	5,762	29.5
Other portfolio companies	203,277	69.3	13,756	70.5

Total Investment Portfolio	$293,428	100.0%	$19,518	100.0%

	As of March 31, 2015		Six Months Ended March 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
RBC Acquisition Corp.	$28,283	7.8%	$910	5.1%
Funko, LLC	25,008	6.9	471	2.6
WadeCo Specialties, Inc.	21,715	6.0	841	4.7
United Flexible, Inc.(A)	21,250	5.8	262	1.4
Francis Drilling Fluids, Ltd.	20,973	5.7	1,684	9.4

Subtotal—five largest investments	117,229	32.2	4,168	23.2
Other portfolio companies	246,411	67.8	13,779	76.8
Other non-portfolio company revenue	—	—	2	—

Total Investment Portfolio	$363,640	100.0%	$17,949	100.0%

(A)	New investment during the applicable year.

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, decreased for the six months ended March 31, 2016, by 6.9%, as compared to the prior year period. This decrease was primarily due to a decrease in interest expense on borrowings and a decrease in net incentive fee.

Interest expense decreased by $0.3 million, or 16.6%, during the six months ended March 31, 2016, as compared to the prior year period, primarily due to decreased borrowings outstanding throughout the period on our Credit Facility. The weighted average balance outstanding under our Credit Facility during the six months ended March 31, 2016, was approximately $63.5 million, as compared to $72.7 million in the prior year period, a decrease of 12.6%.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit of $0.9 million from the Adviser to reduce the income-based incentive fee to the extent that net investment income for the quarter ended March 31, 2016 did not cover 100.0% of the distributions to common stockholders during the period. No such credit was granted for the prior year period. Base management, loan servicing and incentive fees and associated unconditional, non-contractual, and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2016	2015
Average total assets subject to base management fee(A)	$330,300	$339,800
Multiplied by prorated annual base management fee of 1.75-2.0%	0.875%	1.0%

Base management fee(B)	$2,890	$3,398
Portfolio company fee credit	(234)	(767)
Senior syndicated loan fee credit	(56)	(79)

Net Base Management Fee	$2,600	$2,552

Loan servicing fee(B)	1,981	1,787
Credits to base management fee - loan servicing fee(B)	(1,981)	(1,787)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	2,182	1,845
Incentive fee credit	(949)	—

Net Incentive Fee	$1,233	$1,845

Portfolio company fee credit	(234)	(767)
Senior syndicated loan fee credit	(56)	(79)
Incentive fee credit	(949)	—

Credit to Fees From Adviser - other(B)	$(1,239)	$(846)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the six months ended March 31, 2016, we recorded a net realized gain on investments of $9.9 million, which resulted primarily from a realized gain of $17.0 million from the sale of Funko, partially offset by a realized loss of $5.5 million recognized from the restructure of Targus and a realized loss of $2.4 million from our sale of Heartland during the period.

For the six months ended March 31, 2015, we recorded a net realized loss on investments of $12.9 million, which primarily consisted of a realized loss of $14.5 million resulting from the sale of Midwest Metal during the period. This was partially offset by a realized gain of $1.6 million related to the early payoff of North American Aircraft Services, LLC (“NAAS”).

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended March 31, 2016, we recorded net unrealized depreciation of investments of $34.4 million, which included reversals totaling $8.9 million in cumulative net unrealized appreciation primarily related to the sale of Funko offset by the restructuring of our investment in Targus during the period. The net realized gain (losses) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2016, were as follows:

	Six Months Ended March 31, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Legend Communications of Wyoming, LLC	$—	$2,857	$27	$2,884
Behrens Manufacturing, LLC	—	1,421	—	1,421
Funko, LLC	17,039	55	(16,009)	1,085
J. America, Inc.	—	482	—	482
Triple H Food Processors	—	376	—	376
Heartland Communications Group, LLC	(2,355)	—	2,390	35
Lindmark Acquisition LLC	(317)	—	297	(20)
GFRC Holdings, LLC	—	(250)	—	(250)
United Flexible, Inc.	—	(351)	—	(351)
Flight Fit N Fun LLC	—	(404)	—	(404)
AG Transportation Holdngs, LLC	—	(681)	—	(681)
Vision Solutions, Inc.	—	(768)	—	(768)
Vitera Healthcare Solutions, Inc.	—	(924)	—	(924)
Southern Petroleum Laboratories, Inc.	—	(1,034)	—	(1,034)
Vision Government Solutions, Inc.	—	(1,136)	—	(1,136)
Vertellus Specialties, Inc.	—	(1,251)	—	(1,251)
WadeCo Specialties, Inc.	—	(1,263)	—	(1,263)
Sunburst Media – Louisiana, LLC	—	(1,293)	—	(1,293)
SourceHOV, LLC	—	(1,365)	—	(1,365)
Precision Acquisition Group Holdings, Inc.	—	(1,879)	—	(1,879)
LWO Acquisitions Company LLC	—	(1,997)	—	(1,997)
RBC Acquisition Corp.	1,207	(4,415)	—	(3,208)
Targus Group International, Inc.	(5,500)	(2,192)	4,198	(3,494)
Defiance Integrated Technologies, Inc.	—	(4,177)	—	(4,177)
Francis Drilling Fluids, Ltd.	—	(4,275)	—	(4,275)
Other, net (<$250)	(154)	(1,095)	217	(1,032)

Total:	$9,920	$(25,559)	$(8,880)	$(24,519)

The largest driver of our net unrealized depreciation for the six months ended March 31, 2016 was derived from a decline in financial and operation performance of certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably RBC Acquisition Corp of $4.4 million, FDF of $4.3 million and Defiance of $4.2 million. The change was also driven by the reversal of $16.0 million of previously recorded unrealized appreciation on our investment in Funko upon exit. This depreciation was partially offset by the appreciation on Behrens of $1.4 million and Legend of $2.9 million and the reversal of $4.1 million of previously recorded unrealized depreciation on our investment in Targus upon restructure.

The net realized gain (losses) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2015, were as follows:

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

The largest driver of our net unrealized appreciation for the six months ended March 31, 2015, was derived from improvements in financial and operation performance and the increase in comparable multiples used in the valuation of Funko of $9.6 million. Additionally, there were some incremental improvements in the financial and operational performance factors used in the valuation of Precision of $2.9 million and an increase in comparable multiples used in the valuation of Sunburst of $2.1 million. Partially offsetting this net unrealized appreciation for the six months ended March 31, 2015, was the net unrealized depreciation on GFRC of $4.9 million, Plato of $3.3 million and Saunders & Associates of $2.2 million due to incremental declines in the financial and operational performance of these portfolio companies.

Net Realized Loss on Other

During the six months ended March 31, 2016, we recorded a net realized loss of $0.1 million, due to the expiration of our interest rate cap agreement in January 2016. For the six months ended March 31, 2015, we recorded a net realized loss on other of $0.6 million resulting from the previous sale of Midwest Metal during the three months ended December 31, 2014.

Net Unrealized Depreciation (Appreciation) of Other

During the six months ended March 31, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016. No such amounts were incurred in the prior year period. During the six months ended March 31, 2015, we recorded $0.6 million of net unrealized appreciation on our Credit Facility recorded at fair value whereas no such amounts were incurred in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash provided by operating activities during the six months ended March 31, 2016, was $63.5 million, as compared to net cash used in operating activities of $69.7 million for the six months ended March 31, 2015. The increase in cash provided by operating activities was primarily due to net proceeds from the payoffs or sales of seven portfolio companies during the six months ended March 31, 2016.

As of March 31, 2016, we had loans to, syndicated participations in, or equity investments in 44 private companies with an aggregate cost basis of approximately $372.2 million. As of March 31, 2015, we had loans to, syndicated participations in and/or equity investments in 50 private companies with an aggregate cost basis of approximately $416.3 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2016 and 2015, at fair value:

	Six Months Ended March 31,
	2016	2015
Beginning investment portfolio, at fair value	$365,891	$281,286
New investments	22,300	65,348
Disbursements to existing portfolio companies	3,568	27,092
Scheduled principal repayments	(738)	(531)
Unscheduled principal repayments	(57,385)	(4,549)
Net proceeds from sales	(19,913)	(7,713)
Net unrealized (depreciation) appreciation	(25,559)	1,947
Reversal of prior period (appreciation) depreciation	(8,880)	13,362
Net realized gain (loss)	9,920	(12,881)
Increase in investments due to PIK(A) or other	3,739	129
Cost adjustments on non-accrual loans	388	444
Net change in premiums, discounts and amortization	97	(294)

Investment Portfolio, at Fair Value	$293,428	$363,640

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2016:

		Amount
For the remaining six months ending September 30:	2016	$45,952
For the fiscal year ending September 30:	2017	51,696
	2018	28,130
	2019	45,661
	2020	92,010
	Thereafter	71,497

	Total contractual repayments	$334,946
	Equity investments	37,759
	Adjustments to cost basis on debt investments	(485)

	Cost basis of investments held at March 31, 2016:	$372,220

Financing Activities

Net cash used in financing activities totaled $61.5 million for the six months ended March 31, 2016 and consisted primarily of net repayments on our Credit Facility of $70.0 million and $9.7 million of distributions to common stockholders, partially offset by $18.5 million in net proceeds from our common stock offering during the six months ended March 31, 2016. Net cash provided by financing activities totaled $68.9 million for the six months ended March 31, 2015 and consisted primarily of net borrowings under our Credit Facility of $77.4 million partially offset by distributions to common stockholders of $8.8 million.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each of the six months from October 2015 through March 2016, which totaled an aggregate of $9.7 million. In April 2016, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May and June 2016. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2016.

For the fiscal year ended September 30, 2015, which includes the six months ended March 31, 2015, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for that fiscal year. For the fiscal year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock distributions), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.7 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year.

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

Preferred Stock Dividends

We paid monthly cash dividends of $0.140625 per share of our Series 2021 Term Preferred Stock for each of the six months from October 2015 through March 2016, which totaled an aggregate of $2.1 million. In April 2016, our Board of Directors declared a monthly dividend of $0.140625 per share of Series 2021 Term Preferred stock for each of April, May and June 2016. For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent our current and accumulated earnings and profits have been characterized as ordinary income to our preferred stockholders.

Equity

Registration Statement

We filed our Registration Statement on December 18, 2015, and subsequently filed Pre-Effective Amendment No. 1 on March 17, 2016 and Pre-Effective Amendment No. 2 on March 29, 2016, which the SEC declared effective on March 29, 2016. Our Registration Statement registered an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities.

Common Stock

At our Annual Meeting of Stockholders held on February 11, 2016, our stockholders approved a proposal authorizing us to sell shares of our common stock at a price below our then current NAV per share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock under the Sales Agreements for net proceeds, net of underwriter’s commissions and other offering expenses borne by us, of approximately $1.0 million. We did not sell any shares under the Sales Agreements during the six months ended March 31, 2016.

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

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular number of shares of common stock. Refer to “Overview - Recent Developments” for further discussion of our common stock share repurchase program.

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

Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200% on our “senior securities that are stock” (which, currently is only the Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017. The asset coverage on our “senior securities that are stock” (thus, our Series 2021 Term Preferred Stock) as of March 31, 2016 was 252.8%.

If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2016, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Facility (our “Credit Facility”), which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to

January 19, 2019, decreased the marginal interest rate added to 30-day London Interbank Offered Rate (“LIBOR”) from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended other terms and conditions to among other items. Our Credit Facility was arranged by KeyBank, as administrative agent, lead arranger and a lender. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before May 1, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019. On June 19, 2015, we, through Business Loan, entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity on our Credit Facility by $30.0 million to $170.0 million. We incurred fees of approximately $0.6 million in connection with this expansion, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank and with The Bank of New York Mellon Trust Company, N.A. as custodian. KeyBank, which also serves as the trustee of the account, generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $214.5 million as of March 31, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $244.3 million, asset coverage on our “senior securities representing indebtedness” of 520.3% and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of March 31, 2016. As of March 31, 2016 we were in compliance with all of our Credit Facility covenants.

Off-Balance Sheet Arrangements

As of March 31, 2016 and September 30, 2015, we had aggregate unrecognized success fee receivables on our accruing debt investments of $7.2 million and $7.7 million (or approximately $0.31 per common share and $0.37 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, a delayed draw term loans, and an uncalled capital commitments with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loan and the uncalled capital commitment as of March 31, 2016 and September 30, 2015 to be immaterial.

The following table summarizes our contractual obligations as of March 31, 2016, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$—	$57,500	$—	$57,500
Series 2021 Term Preferred Stock	—	—	61,000	—	61,000
Interest expense on debt obligations(C)	3,375	20,250	12,127	—	35,752

Total	$3,375	$20,250	$130,627	$—	$154,252

(A)	Excludes unused line of credit commitments, unused delayed draw term loans and uncalled capital commitments to our portfolio companies in the aggregate principal amount of $11.0 million
(B)	Principal balance of borrowings under our Credit Facility as of March 31, 2016, based on the current revolving period end date of January 19, 2019.
(C)	Includes estimated interest payments on our Credit Facility and distribution obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2016. Distribution payments on our Series 2021 Term Preferred Stock assume quarterly distribution declarations and monthly distributions to stockholders through the date of mandatory redemption.

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

The following table reflects risk ratings for all proprietary debt securities in our portfolio as of March 31, 2016 and September 30, 2015, representing approximately 87.7% and 84.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2016	2015
Highest	9.0	8.0
Average	5.4	5.9
Weighted Average	5.4	6.0
Lowest	2.0	4.0

The following table reflects corporate-level risk ratings for all syndicated debt securities in our portfolio that were rated by an NRSRO as of March 31, 2016 and September 30, 2015, representing approximately 10.8% and 10.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2016	2015
Highest	6.0	6.0
Average	4.25	4.8
Weighted Average	4.0	4.9
Lowest	2.0	3.0

The following table lists the risk ratings for all syndicated debt securities in our portfolio that were not rated by an NRSRO. As of March 31, 2016 and September 30, 2015, these loans represented 1.5% and 5.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2016	2015
Highest	3.0	6.0
Average	3.0	4.8
Weighted Average	3.0	4.3
Lowest	3.0	3.0

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of OID, and PIK, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest.

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

All of our variable-rate debt investments have rates generally associated with the 30-day LIBOR.

As of March 31, 2016, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	84.9%
Fixed rates	15.1

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2016 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on November 23, 2015, as amended on December 29, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding pending or threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section, the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on November 23, 2015, as amended on December 29, 2015. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The recent volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.

Our portfolio includes a high concentration of companies in the oil and gas industry with the fair value of these investments representing approximately $44.1 million, or 15.0% of our total portfolio at fair value as of March 31, 2016. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have recently declined significantly and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flow, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of our common stock. The termination date for the program is the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. Pursuant to the program, we purchased the following shares of our common stock during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2016	45,786	$6.14	45,786	$7,219
February 1 – 29, 2016	—	—	—	7,219
March 1 – 31, 2016	—	—	—	7,219

Total:	45,786	$6.14	45,786

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

By:	/s/ Nicole Schaltenbrand
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 4, 2016

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Exhibit A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No.811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.